Form 10-Q
period 2020-03-31
eHealth, Inc.
filed 2020-05-11
CIK 1333493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of April 30, 2020 was 25,614,001 shares.

EHEALTH, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
EHEALTH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2020*	December 31, 2019
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$184,167	$23,466
Short-term marketable securities	33,683	—
Accounts receivable	668	2,332
Contract assets – commissions receivable – current	125,252	174,526
Prepaid expenses and other current assets	9,202	7,822
Total current assets	352,972	208,146
Contract assets – commissions receivable – non-current	435,465	414,696
Property and equipment, net	12,875	10,518
Long-term marketable securities	24,409	—
Operating lease right-of-use assets	43,396	36,621
Restricted cash	3,353	3,354
Other assets	19,300	18,004
Intangible assets, net	9,516	10,062
Goodwill	40,233	40,233
Total assets	$941,519	$741,634
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,906	$24,554
Accrued compensation and benefits	18,473	29,578
Accrued marketing expenses	4,711	12,041
Earnout liability — current	—	37,273
Lease liabilities — current	4,174	4,759
Deferred revenue	2,683	2,570
Other current liabilities	3,736	2,210
Total current liabilities	42,683	112,985
Deferred income taxes — non-current	61,623	64,130
Lease liabilities — non-current	41,992	34,305
Other non-current liabilities	3,535	3,050
Stockholders’ equity:
Common stock	37	35
Additional paid-in capital	717,380	455,159
Treasury stock, at cost	(199,998)	(199,998)
Retained earnings	274,157	271,852
Accumulated other comprehensive income	110	116
Total stockholders’ equity	791,686	527,164
Total liabilities and stockholders’ equity	$941,519	$741,634
_____________
* Reflects the impact from the adoption of ASC 326 on January 1, 2020. See Note 1 – Summary of Business and Significant Accounting Policies for details.

The accompanying notes are an integral part of these condensed consolidated financial statements.

EHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share amounts, unaudited)

	Three Months Ended March 31,
	2020	2019
Revenue:
Commission	$99,669	$64,227
Other	6,739	4,546
Total revenue	106,408	68,773
Operating costs and expenses:
Cost of revenue	1,138	(77)
Marketing and advertising	37,764	23,941
Customer care and enrollment	30,535	19,944
Technology and content	15,740	9,017
General and administrative	19,653	11,278
Amortization of intangible assets	547	547
Change in fair value of earnout liability	—	13,306
Total operating costs and expenses	105,377	77,956
Income (loss) from operations	1,031	(9,183)
Other income, net	373	557
Income (loss) before benefit from income taxes	1,404	(8,626)
Benefit from income taxes	(2,048)	(3,467)
Net income (loss)	$3,452	$(5,159)

Net income (loss) per share:
Basic	$0.14	$(0.24)
Diluted	$0.13	$(0.24)
Weighted-average number of shares used in per share amounts:
Basic	24,719	21,831
Diluted	26,179	21,831
Comprehensive income:
Net income (loss)	$3,452	$(5,159)
Unrealized holding gain for available for sales debt securities, net of tax	25	—
Foreign currency translation adjustment, net of taxes	(31)	29
Comprehensive income (loss)	$3,446	$(5,130)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, unaudited)

Three Months Ended March 31, 2020
	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance as of December 31, 2019	34,752	$35	$455,159	(11,616)	$(199,998)	$271,852	$116	$527,164
Cumulative effect from the adoption of ASU 2016-13	—	—	—	—	—	(1,147)	—	(1,147)
Issuance of common stock in connection with exercise of common stock options	141	—	1,091	—	—	—	—	1,091
Repurchase of shares to satisfy employee tax withholding obligations	—	—	(4,375)	(33)	—	—	—	(4,375)
Shares issued in equity offering	2,070	2	228,022	—	—	—	—	228,024
Settlement of earnout liability	295	—	28,521	—	—	—	—	28,521
Stock-based compensation expense	—	—	8,962	—	—	—	—	8,962
Other comprehensive income, net of tax	—	—	—	—	—	—	(6)	(6)
Net income	—	—	—	—	—	3,452	—	3,452
Balance as of March 31, 2020	37,258	$37	$717,380	(11,649)	$(199,998)	$274,157	$110	$791,686

Three Months Ended March 31, 2019
	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance as of December 31, 2018	30,863	$31	$298,024	(11,426)	$(199,998)	$204,965	$127	$303,149
Issuance of common stock in connection with exercise of common stock options	172	—	2,367	—	—	—	—	2,367
Repurchase of shares to satisfy employee tax withholding obligations	—	—	(1,280)	(24)	—	—	—	(1,280)
Shares issued in equity offering	2,760	3	126,048	—	—	—	—	126,051
Settlement of earnout liability	295	—	17,264	—	—	—	—	17,264
Stock-based compensation expense	—	—	3,229	—	—	—	—	3,229
Foreign currency translation adjustment, net of taxes	—	—	—	—	—	—	29	29
Net loss	—	—	—	—	—	(5,159)	—	(5,159)
Balance as of March 31, 2019	34,090	$34	$445,652	(11,450)	$(199,998)	$199,806	$156	$445,650

The accompanying notes are an integral part of these condensed consolidated financial statements.

EHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Three Months Ended March 31,
	2020	2019
Operating activities:
Net income (loss)	$3,452	$(5,159)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	823	655
Amortization of internally developed software	1,501	719
Amortization of intangible assets	547	547
Stock-based compensation expense	8,714	3,229
Deferred income taxes	(2,141)	(3,543)
Change in fair value of earnout liability	—	13,306
Other non-cash items	223	(1,194)
Changes in operating assets and liabilities:
Accounts receivable	1,664	221
Contract assets – commissions receivable	26,873	17,648
Prepaid expenses and other assets	(159)	1,111
Accounts payable	(16,279)	(768)
Accrued compensation and benefits	(11,104)	(9,390)
Accrued marketing expenses	(7,329)	(7,147)
Deferred revenue	113	2,897
Accrued expenses and other liabilities	2,009	(383)
Net cash provided by operating activities	8,907	12,749
Investing activities:
Capitalized internal-use software and website development costs	(3,564)	(1,487)
Purchases of property and equipment and other assets	(2,508)	(1,509)
Purchases of marketable securities	(58,064)	—
Cash used in investing activities	(64,136)	(2,996)
Financing activities:
Proceeds from issuance of common stock, net of issuance costs	228,024	126,051
Net proceeds from exercise of common stock options	1,091	2,367
Repurchase of shares to satisfy employee tax withholding obligations	(4,375)	(1,280)
Repayment of debt	—	(5,000)
Acquisition-related contingent payments	(8,751)	(9,542)
Principal payments in connection with leases	(58)	(25)
Net cash provided by financing activities	215,931	112,571
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2)	62
Net increase in cash, cash equivalents and restricted cash	160,700	122,386
Cash, cash equivalents and restricted cash at beginning of period	26,820	13,089
Cash, cash equivalents and restricted cash at end of period	$187,520	$135,475

 The accompanying notes are an integral part of these condensed consolidated financial statements.

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 – Summary of Business and Significant Accounting Policies

Description of Business – eHealth, Inc. (the “Company,” “eHealth,” “we” or “us”) is a leading health insurance marketplace with a technology and service platform that provides consumer engagement, education and health insurance enrollment solutions. Our mission is to connect every person with the highest quality, most affordable health insurance and Medicare plans for their life circumstances. Our platform integrates proprietary and third-party developed educational content regarding health insurance plans with decision support tools to aid consumers in what has traditionally been a confusing and opaque health insurance purchasing process, and to help them obtain the health insurance products that meet their individual health and economic needs. Our omni-channel consumer engagement platform is designed to meet the consumer wherever they prefer to engage with us, and enables consumers to use our services online, through interactive chat, or by telephone with a licensed insurance agent. We have created a marketplace that offers consumers a broad choice of insurance products that includes thousands of Medicare Advantage, Medicare Supplement, Medicare Part D prescription drug, individual and family, small business and other ancillary health insurance products from over 180 health insurance carriers across all fifty states and the District of Columbia.

Basis of Presentation – The accompanying condensed consolidated balance sheets as of March 31, 2020 and December 31, 2019, and the condensed consolidated statements of comprehensive income (loss), stockholders' equity, and cash flows for the three months ended March 31, 2020 and 2019, respectively, are unaudited. The condensed consolidated balance sheet data as of December 31, 2019 was derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the Securities and Exchange Commission on March 2, 2020. The accompanying financial statements and related notes should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K.

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and reflect all normal recurring adjustments that are necessary to present fairly the results for the interim periods presented. The condensed consolidated financial statements include the accounts of eHealth, Inc. and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in accordance with those rules and regulations. Certain reclassifications might be made to conform with the current presentation. However, the Company believes that the disclosures made are adequate to make the information not misleading.

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2019 and include all adjustments necessary for the fair presentation of our financial position as of March 31, 2020 and December 31, 2019, and our results of operations for the periods presented. Our financial position as of March 31, 2020 and results of operations and cash flows for the three months ended March 31, 2020 were not materially impacted by the COVID-19 pandemic but the Company is continuously assessing the evolving situation related to the pandemic. The results for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for any subsequent period or for the year ending December 31, 2020 and therefore should not be relied upon as an indicator of future results.

Significant Accounting Polices, Estimates and Judgements – The preparation of condensed consolidated financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported and disclosed in the condensed consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates, including those related to, but not limited to, the commissions we expect to collect for each approved member cohort, allowance for credit loss, the useful lives of intangible assets, fair value of investments, recoverability of intangible assets, valuation allowance for deferred income taxes, provision (benefit) for income taxes and the assumptions used in determining stock-based compensation. We base our estimates of the carrying value of certain assets and liabilities on historical experience and on various other assumptions that we believe to be reasonable. Actual results may differ from these estimates.

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
With the exception of the change for the accounting of credit losses as a result of the adoption of Accounting Standard Updates ("ASU") No. 2016-13, Financial Instruments – Credit Losses discussed below, there have been no material changes to our significant accounting policies discussed in our Annual Report on Form 10-K for the year ended December 31, 2019.

Seasonality – A greater number of our Medicare-related health insurance plans are sold in our fourth quarter during the Medicare annual enrollment period when Medicare-eligible individuals are permitted to change their Medicare Advantage, Medicare Supplement, and Medicare Part D prescription drug coverage for the following year. As a result, our Medicare plan-related commission revenue is highest in our fourth quarter. Due to the recent reintroduction of the Medicare Advantage open enrollment period that takes place in the first quarter of the year, our commission revenue is typically second-highest in our first quarter.

The majority of our major medical individual and family health insurance plans are sold in the fourth quarter during the annual open enrollment period under the federal Patient Protection and Affordable Care Act and related amendments in the Health Care and Education Reconciliation Act. Individuals and families generally are not able to purchase major medical individual and family health insurance outside of the open enrollment period, unless they qualify for a special enrollment period as a result of certain qualifying events, such as losing employer-sponsored health insurance or moving to another state.

Recently Adopted Accounting Pronouncement

Financial Instruments – Credit Losses (Topic 326) – In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326), that requires companies to present certain financial assets net of the amount expected to be collected. The guidance requires the measurement of expected credit losses to be based on relevant information from past events, including historical experiences, current conditions and reasonable and supportable forecasts that affect collectability. Contract assets – commissions receivable are the Company's only financial assets that were materially impacted by this guidance.

We adopted ASU 2016-13 using a modified retrospective transition method on January 1, 2020 for all financial assets measured at amortized cost. Results for periods after January 1, 2020 are presented under ASU 2016-13 while prior period amounts continue to be reported under the previous accounting standards. We recorded a $1.1 million decrease, net of income taxes, to the retained earnings as of January 1, 2020 for the cumulative effect of adopting ASU 2016-13. See Note 3 – Supplemental Financial Statement Information for further discussion on credit losses.

The impacts from the adoption are summarized as follows (in thousands):

Balance Sheet Impact:	December 31, 2019	Transition Adjustments	January 1, 2020
Contract assets – commissions receivable – current	$174,526	$(71)	$174,455
Contract assets – commissions receivable – non-current	$414,696	$(1,442)	$413,254
Other assets*	$18,004	$366	$18,370
Total assets	$741,634	$(1,147)	$740,487

Retained earnings	$271,852	$(1,147)	$270,705
____________
*Adjustment to Other assets is related to the increase in deferred tax asset resulted from the adoption of the accounting guidance.

Financial Instruments (Topic 820) – In 2018, the FASB issued ASU No. 2018-13, to change the disclosure requirements for fair value measurement with the objective of improving the effectiveness of the notes to financial statements. This new guidance removed and modified certain disclosure requirements under Topic 820. We adopted this guidance in the first quarter of 2020 with no material impact on our condensed consolidated financial statements.

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Intangible – Goodwill and Other (Topic 350) – In 2017, the FASB issued ASU 2017-04 to simplify the subsequent measurement of goodwill by removing the requirement to perform a hypothetical purchase price allocation to compute the implied fair value of goodwill to measure impairment. Instead, any goodwill impairment will equal the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. In addition, the guidance eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. This standard is effective for annual or any interim goodwill impairment test in fiscal years beginning after December 15, 2019. We adopted this guidance in the first quarter of 2020 with no material impact on our condensed consolidated financial statements.

Accounting Pronouncements Not Yet Adopted

Income Taxes (Topic 740) – In December 2019, the FASB issued ASU No. 2019-12, Income Tax, Simplifying the Accounting for Income Taxes, which aims to simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and improve consistent application of and simplify U.S. GAAP for other areas under this Topic by clarifying existing guidance. ASU 2019-12 will be effective for us beginning January 1, 2021. The amendments in this standard update have individually different adoption approaches. We do not anticipate a material impact on our consolidated financial statements and disclosure from the adoption of this standard update.

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 2 – Revenue

Disaggregation of Revenue – The table below disaggregates our revenue by product (in thousands):

	Three Months Ended March 31,
	2020	2019
Medicare
Medicare Advantage	$68,347	$39,843
Medicare Supplement	15,170	8,597
Medicare Part D	5,661	2,336
Total Medicare	89,178	50,776
Individual and Family (1)
Non-Qualified Health Plans	1,446	2,629
Qualified Health Plans	1,210	3,508
Total Individual and Family	2,656	6,137
Ancillary
Short-term	2,216	1,316
Dental	743	790
Vision	243	462
Other	1,049	951
Total Ancillary	4,251	3,519
Small Business	2,971	2,640
Commission Bonus	613	1,155
Total Commission Revenue	99,669	64,227
Other Revenue	6,739	4,546
Total Revenue	$106,408	$68,773
_____________

(1)We define our individual and family plan offerings as major medical individual and family health insurance plans, which does not include Medicare-related, small business or ancillary plans. Individual and family health insurance plans include both qualified and non-qualified plans. Qualified health plans are individual and family health insurance plans that meet the requirements of the Affordable Care Act and are offered through the government-run health insurance exchange in the relevant jurisdiction. Non-qualified health plans are individual and family health insurance plans that meet the requirements of the Affordable Care Act and are not offered through the exchange in the relevant jurisdiction. Individuals that purchase non-qualified health plans cannot receive a subsidy in connection with the purchase of non-qualified plans.

Revenue Recognition Based on Estimated Constrained LTV

We recognize revenue for plans approved during the period by applying the latest estimated constrained life time value (“LTV”) for that product. We recognize adjustment revenue for plans approved in prior periods when there is a change in estimate to expected cash collections as a result of sufficient evidence that demonstrates a trend that is different from the estimated constrained LTV at the time of approval. We recognize adjustment revenue to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. We assess the risk of significant revenue reversal based on statistical and qualitative analysis given historical information and current market conditions.

Our commission revenue for each product line is based on a number of assumptions, which include, but are not limited to, estimating conversion of an approved member to a paying member, forecasting average plan duration and forecasting the commission amounts likely to be received per member. These assumptions are based on our analysis of historical trends for different cohorts and incorporate management’s judgment in interpreting those trends to apply the constraints discussed below. For our Medicare commission revenue, which represented 89% and 79% of our total commission revenue for the three months ended March 31, 2020 and 2019, respectively, the estimated average plan duration, which is the average length of time paying

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
members are active on their plans, used to calculate Medicare health insurance plan LTVs historically has been approximately 3 years for Medicare Advantage plans, approximately 5 years for Medicare Part D prescription drug plans, and approximately 5 years for Medicare Supplement plans. While the average plan duration has been approximately 3 years for Medicare Advantage plans, certain members may have a duration of up to 12 years. The estimated average plan duration used to calculate the LTV for major medical individual and family health insurance plans historically has been approximately 1.5 to 2 years. For short term health insurance plan LTVs, the estimated average plan duration historically has been less than six months. For all other ancillary health insurance plan LTVs, the estimated average plan duration has historically varied from 1 to 3 years. To the extent we make changes to the assumptions we use to calculate constrained LTVs, we recognize the impact of changes to commission revenue in the reporting period in which the change is made, including revisions of estimated lifetime commissions either below or in excess of previously estimated constrained LTV recognized as revenue.

Constraints are applied to LTV for revenue recognition purposes to help ensuring that the total estimated lifetime commissions expected to be collected for an approved member’s plan are recognized as revenue only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with future commissions receivable from the plan is subsequently resolved. Judgments that can be significant in estimating LTVs are related to the constraint. To determine the constraints to be applied to LTV, we compare prior calculations of LTV to actual cash received and review the reasons for any variations. We then apply judgment in assessing whether the difference between historical cash collections and LTV is representative of differences that can be expected in future periods. We also analyze whether circumstances have changed and consider any known or potential modifications to the inputs into LTV in light of the factors that can impact the amount of cash expected to be collected in future periods including but not limited to commission rates, carrier mix, plan duration, changes in laws and regulations, and cancellations of insurance plans offered by health insurance carriers with which we have a relationship. We evaluate the appropriateness of our constraints on a quarterly basis, and we update our assumptions when we observe a sufficient amount of evidence that would suggest that the long-term expectation underlying the assumptions has changed.

We recorded adjustment revenue of $12.7 million and $7.4 million, or $0.52 and $0.34 per basic share, or $0.49 and $0.34 per diluted share, respectively, for the three months ended March 31, 2020 and 2019, respectively.

Commission revenue by segment is presented in the table below (in thousands):

	Three Months Ended March 31,
	2020	2019
Medicare
Commission Revenue from Members Approved During the Period (1)	$81,125	$50,582
Net Commission Revenue from Members Approved in Prior Periods (2)	8,979	1,067
Total Medicare Segment Commission Revenue	$90,104	$51,649
Individual, Family and Small Business
Commission Revenue from Members Approved During the Period (1)	$5,796	$6,225
Net Commission Revenue from Members Approved in Prior Periods (2)	3,769	6,353
Total IFP/SMB Segment Commission Revenue	$9,565	$12,578
_____________

(1)These amounts include commission bonus revenue.
(2)These amounts reflect our revised estimates of cash collections for certain members approved prior to the relevant reporting period that are recognized as adjustment revenue within the relevant reporting period. These amounts include revenue associated with renewing small business health insurance members. Adjustment revenue also includes reductions to revenue for certain prior periods cohorts which were immaterial for the three months ended March 31, 2020 and 2019, respectively.

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Since the adoption of ASC 606, we re-compute LTVs for all outstanding cohorts on a quarterly basis. We continually review and monitor changes in the data used to estimate LTV and compare the cash received for each cohort to our original estimates at the time of approval. The fluctuations of cash received for each cohort and LTV can be significant and may or may not be indicative of the need to adjust revenue for prior period cohorts. Changes in LTV may result in an increase or a decrease to revenue and a corresponding increase or decrease to contract assets – commissions receivable, accordingly. We analyze these fluctuations and, to the extent we see changes in our estimates of the cash commission collections that we believe are indicative of an increase or decrease to prior period LTVs, we adjust revenue for the affected cohorts at the time such determination is made and when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. As we accumulate more historical data, we continue to enhance our LTV estimation models using statistical tools to increase the accuracy of LTV estimates with an emphasis on improving member attrition forecasting. The enhancements to the LTV estimation model provide greater statistical certainty on expected cash collections, particularly for earlier period cohorts where there is more historical data available. Our LTV estimation models for the three months ended March 31, 2020 indicate increases in LTVs and estimates of future cash collections for earlier period cohorts of certain products within our Individual, Family and Small Business segment. However, after considering various market factors and recent changes due to the impact of COVID-19 to the U.S. economy, such as increases in unemployment rate, potential delays in customer premium payments and/or health insurance carrier commission payments, potential changes to enrollment periods, and potential changes to qualified health plan subsidies, we limited the adjustment revenue recognized during the three months ended March 31, 2020 to actual cash collected in excess of previously recognized revenue for certain cohorts related to individual and family as well as ancillary plans. These prevailing market conditions did not have an impact on the amount of adjustment revenue recognized for any other products we sell.

Note 3 – Supplemental Financial Statement Information

Cash, Cash Equivalents and Restricted Cash

We consider all investments with an original maturity of 90 days or less from the date of purchase to be cash equivalents. Cash and cash equivalents are stated at fair value. We also invested in marketable securities that are measured and recorded at fair value. See Note 4 – Fair Value Measurements for further discussion about our marketable securities. As of March 31, 2020 and December 31, 2019, our cash, cash equivalent and restricted cash balances were invested as follows (in thousands):

	March 31, 2020	December 31, 2019
Cash	$16,364	$16,205
Cash equivalents	167,803	7,261
Restricted cash	3,353	3,354
Total cash, cash equivalents and restricted cash	$187,520	$26,820

As of March 31, 2020 and December 31, 2019, we had $3.4 million of restricted cash which was classified as a non-current asset on our Condensed Consolidated Balance Sheets. This amount collateralizes letters of credit related to certain lease commitments.

Contract Assets and Accounts Receivable

We do not require collateral or other security for our contract assets and accounts receivable. We believe the potential for collection issues with any of our customers was minimal as of March 31, 2020.

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Our contract assets and accounts receivable consisted of the following for the periods presented (in thousands):

	March 31, 2020	December 31, 2019
Contract assets – commissions receivable – current	$125,252	$174,526
Contract assets – commissions receivable – non-current	435,465	414,696
Accounts receivable	668	2,332
Total contract assets and accounts receivable	$561,385	$591,554

We estimate the allowance for credit loss balance using relevant available information from internal and external sources, related to past events, current conditions, and reasonable and supportable forecasts. Specifically, for the purpose of measuring the probability of default parameters, we utilize Capital IQ, Standard & Poors and Moody's analytics. Our estimates of loss given default are determined by using our historical collections data as well as historical information obtained through our research and review of other insurance related companies. Our estimated exposure at default is determined by applying these internal and external data sources to our commission receivable balances. As such, we apply an immediate reversion method and revert to historical loss information when computing our credit loss exposure.

Subsequent to the adoption of ASC 326, we considered the impact of recent events and global economic condition when evaluating the appropriate adjustments to our allowance as of March 31, 2020. Determining the extent of these adjustments in the three months ended March 31, 2020 was especially challenging because we do not have any historical loss information for a period of similar economic decline. We considered the current and expected future economic and market conditions surrounding the COVID-19 pandemic and determined that the estimated of credit losses was not materially impacted as of March 31, 2020. After our management's evaluation, we recorded credit loss expenses of $0.1 million during the three months ended March 31, 2020 which is included in general and administrative expense on our Condensed Consolidated Statement of Comprehensive Income. Our contract assets – commission receivable activities, net of credit losses are summarized as follows (in thousands):

	Three Months Ended March 31, 2020
	Medicare Segment	IFP/SMB Segment	Total
Beginning balance	$550,922	$38,300	$589,222
Commission revenue from members approved during the period	81,125	5,796	86,921
Net commission revenue adjustments from members approved in prior period	8,979	3,769	12,748
Cash receipts	(112,731)	(13,811)	(126,542)
Change in credit loss allowance*	(1,574)	(58)	(1,632)
Ending balance	$526,721	$33,996	$560,717

	Three Months Ended March 31, 2019
	Medicare Segment	IFP/SMB Segment	Total
Beginning balance	$311,977	$33,881	$345,858
Commission revenue from members approved during the period	50,582	6,225	56,807
Net commission revenue adjustments from members approved in prior period	1,067	6,353	7,420
Cash receipts	(67,873)	(14,001)	(81,874)
Change in credit loss allowance	—	—	—
Ending balance	$295,753	$32,458	$328,211
_____________
*Amount consists of transition adjustment of $1.5 million related to the adoption of ASC 326 as of January 1, 2020 and the subsequent credit loss adjustment of $0.1 million as of March 31, 2020. See Note 1 – Summary of Business and Significant Accounting Policies for details regarding the adoption impact.

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Credit Risk

Our financial instruments that are exposed to concentrations of credit risk principally consist of cash, cash equivalents, contract assets – commissions receivable, and accounts receivable. We invest our cash and cash equivalents with major banks and financial institutions and, at times, such investments are in excess of federally insured limits. We also have deposits with major banks in China that are denominated in both U.S. dollars and Chinese Yuan Renminbi and are not insured by the U.S. federal government. The deposits in China were $4.1 million as of March 31, 2020.

We do not require collateral or other security for either our contract assets or accounts receivable. Carriers that represented 10% or more of our total contract assets and accounts receivable balance are summarized as of the dates presented below:

	March 31, 2020	December 31, 2019
Humana	22%	22%
Aetna (1)	21%	20%
UnitedHealthCare (2)	20%	20%
_____________
(1)Aetna also includes other carriers owned by Aetna.
(2)UnitedHealthcare also includes other carriers owned by UnitedHealthcare.

Prepaid Expenses and Other Current Assets – Prepaid expenses and other current assets are summarized as follows (in thousands):

	March 31, 2020	December 31, 2019
Prepaid maintenance contracts	5,460	3,853
Prepaid expenses	1,727	2,207
Prepaid insurance	543	918
Income tax receivable	1,041	584
Other	431	260
Prepaid expenses and other current assets	9,202	7,822

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

Level 1	Unadjusted quoted prices in active markets for identical assets or liabilities;
Level 2	Unadjusted quoted prices in active markets for similar assets or liabilities; or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active; or inputs other than quoted prices that are observable for the asset or liability; and
Level 3	Unobservable inputs for the asset or liability.

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Our financial assets and liabilities measured at fair value on a recurring basis are summarized below by their classification within the fair value hierarchy for the period presented below (in thousands):

	March 31, 2020
	Carrying Value	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents
Money market funds	$105,798	$105,798	$—	$—	$105,798
Commercial paper	62,005	—	62,005	—	62,005
Short-term marketable securities
Commercial paper	23,063	—	23,063	—	23,063
Agency bonds	10,620	—	10,620	—	10,620
Long-term marketable securities
Agency bonds	24,409	—	24,409	—	24,409
Total assets measured and recorded at fair value	$225,895	$105,798	$120,097	$—	$225,895

	December 31, 2019
	Carrying Value	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents
Money market funds	$7,261	$7,261	$—	$—	$7,261
Liabilities
Earnout liability – current	$37,273	$—	$—	$37,273	$37,273

Our cash equivalents were invested in money market funds and commercial paper with original maturity 90 days or less were classified as Level 1. We endeavor to utilize the best available information in measuring fair value. We used observable prices in active markets in determining the classification of our investments as Level 1.

As of March 31, 2020, our Level 2 assets included our available for sale marketable securities, which consisted of commercial paper and agency bonds with maturity less than two years. We classify our marketable debt securities within Level 2 in the fair value hierarchy because we use quoted market prices to the extent available or alternative pricing sources and models utilizing market observable inputs to determine fair value. Our portfolio primarily consisted of financial instruments with credit rating of AA+ or equivalent by S&P Rating and Moody's Investor Services. There were no transfers between the hierarchy levels during the three months ended March 31, 2020.

The following table summarizes our available-for-sale debt securities by contractual maturity (in thousands):

	As of March 31, 2020
	Amortized Cost	Fair Value
Due in 1 year	$201,482	$201,486
Due in 1 year through 5 years	24,388	24,409
Total	$225,870	$225,895

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Unrealized gains and losses on available-for-sale debt securities are included in accumulated other comprehensive income and summarized as follows as of March 31, 2020:

	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash equivalents
Money market funds	$105,798	$—	$—	$105,798
Commercial paper	62,005	—	—	62,005
Short-term marketable securities
Commercial paper	23,063	—	—	23,063
Agency bonds	10,616	5	(1)	10,620
Long-term marketable securities
Agency bonds	24,388	21	—	24,409
Total	$225,870	$26	$(1)	$225,895

As of March 31, 2020, there were four securities in net loss positions and their unrealized losses were immaterial. We did not record any credit losses regarding our available-for-sales debt securities during the three months ended March 31, 2020.

Earnout Liabilities

Our earnout liabilities in connection with our GoMedigap acquisition in 2018 have been recognized at fair value. We measure the earnout liability using internally developed assumptions; therefore, it is classified as Level 3. The fair value of the earnout liability was measured using probability-weighted analysis and is discounted using a rate that appropriately captures the risk associated with the obligation. Key assumptions included new enrollments and volatility for the years ended December 31, 2019 and 2018 and our stock price at the time of payment.

Earnout liability activities are summarized as follows (in thousands):

Balance as of December 31, 2019	$37,273
Change in fair value	—
Settlements	(37,273)
Balance as of March 31, 2020	$—

In February 2019, we made the first earnout payment to GoMedigap consisting of $9.5 million in cash and 294,608 shares of our common stock with a value of $17.3 million. In January 2020, we made the second and last payment, which consisted of $8.8 million in cash and 294,608 shares of our common stock with a value of $28.5 million.

Note 5 – Equity

Public Offering of Common Stock – Pursuant to the effective registration statement which was filed on December 17, 2018, and amended on January 22, 2019 and March 2, 2020, we entered into an underwriting agreement in March 2020 to issue a total of 2,070,000 shares of common stock, which included the exercise in full of the underwriters’ option to purchase 270,000 additional shares of common stock, at a price to the public of $115.00 per share. Net proceeds from the offering were approximately $228.0 million after deducting underwriting discounts, commissions and expenses of the offering. We intend to use the net proceeds of the offering for general corporate purposes, including working capital.

Stock Repurchase Programs – We had no stock repurchase activity during the three months ended March 31, 2020. In addition to 10,663,888 shares repurchased under our previous repurchase programs, we have in treasury 985,454 shares as of

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
March 31, 2020 that were previously surrendered by employees to satisfy tax withholding due in connection with the vesting of certain restricted stock units. As of March 31, 2020 and December 31, 2019, we had a total of 11,649,342 shares and 11,615,558 shares, respectively, held in treasury.

For accounting purposes, common stock repurchased under our stock repurchase programs is recorded based upon the settlement date of the applicable trade. Such repurchased shares are held in treasury and are presented using the cost method.

Stock-Based Compensation Expense – Our stock-based compensation expense is summarized as follows by award types (in thousands):

	Three Months Ended March 31,
	2020	2019
Common stock options	$306	$602
Restricted stock units	8,408	2,627
Total stock-based compensation expense	$8,714	$3,229

Our stock-based compensation expense is summarized as follows by operating functions (in thousands):

	Three Months Ended March 31,
	2020	2019
Marketing and advertising	$1,730	$629
Customer care and enrollment	662	273
Technology and content	1,617	549
General and administrative	4,705	1,778
Total stock-based compensation expense	$8,714	$3,229

Note 6 — Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period. Diluted net income per share is computed giving effect to all potential dilutive common stock equivalent shares, including options and restricted stock units. The dilutive effect of outstanding awards is reflected in diluted net income per share by application of the treasury stock method.

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2020	2019
Basic:
Net income (loss)	$3,452	$(5,159)
Shares used in per share calculation – basic	24,719	21,831
Net income (loss) per share – basic:	$0.14	$(0.24)
Diluted:
Net income (loss)	$3,452	$(5,159)
Shares used in per share calculation – basic	24,719	21,831
Dilutive effect of common stock	1,460	—
Total common stock shares used in diluted share calculation	26,179	21,831
Net income (loss) per share – diluted	$0.13	$(0.24)

For the three months ended March 31, 2019, we had securities outstanding that could potentially dilute earnings per share, but the shares from the assumed conversion or exercise of these securities were excluded in the computation of diluted net income (loss) per share as their effect would have been anti-dilutive. The number of outstanding anti-dilutive shares that were excluded from the computation of diluted net loss per share consisted of 1.0 million and 1.4 million shares related to common stock options and restricted stock units, respectively. There were no antidilutive shares for the three months ended March 31, 2020.

Note 7 – Commitments and Contingencies

Operating Leases

Refer to Note 9 – Leases for commitments related to our operating leases.

Contingencies

From time to time, we receive inquiries from governmental bodies and also may be subject to various legal proceedings and claims arising in the ordinary course of business. We assess contingencies to determine the degree of probability and range of possible loss for potential accrual in our consolidated financial statements. An estimated loss contingency is accrued in the consolidated financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. We accrued approximately $1.2 million as of March 31, 2020 for amounts we believe will be payable for certain current legal proceedings, including the matters discussed below. Legal proceedings or other contingencies could result in material costs, even if we ultimately prevail.

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

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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

The parties have agreed to resolve both the Le’Vias and Gonzalez Complaints, which settlement will require court approval. In the interim, the parties have filed notices of conditional settlement in both matters, and the April 13, 2020 trial date for the Gonzalez matter has been vacated.

On April 8, 2020 and April 29, 2020, two purported class action lawsuits were filed against us, our chief executive officer, Scott N. Flanders, our chief financial officer, Derek N. Yung and our chief operating officer, David K. Francis, in the United States District Court for the Northern District of California. The cases are captioned Patel v. eHealth, Inc., et al., Case No. 5:20-cv-02395 (N.D. Cal.) and Bertrand v. eHealth, Inc. et al., Case No. 3:20-cv-02967 (N.D. Cal.). The complaints allege, among other things, that we and Messrs. Flanders, Yung and Francis made materially false and misleading statements and/or failed to disclose material information regarding our accounting and modeling assumptions, rate of member churn and our profitability during the alleged class period of March 19, 2018 to April 7, 2020. The complaints allege that we and Messrs. Flanders, Yung and Francis violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaints seek compensatory and (in the Patel lawsuit) punitive damages, attorneys’ fees and costs, and such other relief as the court deems proper. We believe the lawsuits to be without merit and intend to vigorously defend ourselves against them.

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

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Our future minimum payments under non-cancellable contractual service and licensing obligations as of March 31, 2020 are summarized as follows (in thousands):

For the Years Ending December 31,	Service and Licensing Obligations
Remainder of 2020	$1,961
2021	2,189
2022	692
2023	444
2024	229
Thereafter	—
Total	$5,515

Note 8 – Segment and Geographic Information

Operating Segments

We report segment information based on how our chief executive officer, who is our chief operating decision maker ("CODM"), regularly reviews our operating results, allocates resources and makes decisions regarding our business operations. The performance measures of our segments include total revenue and profit. Our business structure is comprised of two operating segments: Medicare and Individual, Family and Small Business. Please refer to Note 1 – Summary of Business and Significant Accounting Policies of the Notes to Consolidated Financial Statements in Part II, Item 8 of the Annual Report on Form 10-K for the year ended December 31, 2019 for our accounting policies of operating segments.

The following table presents summary results of our operating segments for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Revenue:
Medicare	$96,151	$54,901
Individual, Family and Small Business	10,257	13,872
Total revenue	$106,408	$68,773

Segment profit:
Medicare segment profit	$21,960	$10,826
Individual, Family and Small Business segment profit	2,603	6,024
Total segment profit	24,563	16,850
Corporate	(13,448)	(8,296)
Stock-based compensation expense	(8,714)	(3,229)
Change in fair value of earnout liability	—	(13,306)
Depreciation and amortization	(823)	(655)
Amortization of intangible assets	(547)	(547)
Other income, net	373	557
Income (loss) before benefit from income taxes	$1,404	$(8,626)

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
There are no internal revenue transactions between our operating segments. With the exception of contract assets – commissions receivable, which is presented by segment in Note 3 – Supplemental Financial Statement Information, our CODM does not separately evaluate assets by segment, and therefore, assets by segment are not presented.

Geographic Information

Our long-lived assets primarily consist of property and equipment and internally-developed software. Our long-lived assets are attributed to the geographic location in which they are located. Long-lived assets by geographical area are summarized as follows (in thousands):

	March 31, 2020	December 31, 2019
United States	$99,297	$64,408
China	418	471
Total	$99,715	$64,879

Significant Customers

Substantially all revenue for the three months ended March 31, 2020 and 2019 was generated from customers located in the United States. Carriers representing 10% or more of our total revenue for the three months ended March 31, 2020 and 2019 are presented in the table below:

	Three Months Ended March 31,
	2020	2019
UnitedHealthcare (1)	22%	17%
Humana	19%	23%
Aetna (2)	15%	17%

(1)UnitedHealthcare also includes other carriers owned by UnitedHealthcare.
(2) Aetna also includes other carriers owned by Aetna.

Note 9 – Leases

We have operating and finance leases for our corporate offices and certain equipment. Our leases have remaining lease terms of 1 to 10 years. Our operating lease expense recognized under ASC 842 for the three months ended March 31, 2020 and 2019 were $2.1 million and $1.3 million, respectively. Our cash outflows related to operating leases were $1.6 million and $0.9 million for the three months ended March 31, 2020 and 2019, respectively. During the three months ended March 31, 2020, we had non-cash investing activities of $7.1 million relating to right-of-use assets on the Condensed Consolidated Statements of Cash Flows.

Supplemental information as of March 31, 2020 related to leases is as follows (in thousands):

Operating lease right-of-use assets	$43,396
Operating lease liabilities	$46,166
Weighted-average remaining lease term of operating leases	7.9 years
Weighted-average discount rate used to recognize operating lease right-of-use-assets	5.5%

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
As of March 31, 2020, maturities of operating lease liabilities are as follows (in thousands):

Year ending December 31,
Reminder of 2020	$5,058
2021	6,950
2022	6,988
2023	7,863
2024	7,706
Thereafter	27,603
Total lease payments	62,168
Less imputed interest	(16,002)
Total	$46,166

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

In January 2020, we entered into an amendment to the lease agreement for our Gold River, California, office of 63,206 square feet. The amended lease term commenced on January 1, 2020 and has been extended to December 31, 2027. As of March 31, 2020, future minimum payments are expected to be $13.5 million over the remaining term of the lease plus our proportionate share of certain operating expenses, insurance costs and taxes for each calendar year during the lease. In addition, we have an option to extend the lease for one additional period of five years at the end of the term of the lease and will receive a one-time refurbishment allowance from the landlord if the option to renew is exercised.

Note 10 – Debt

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

Amounts not borrowed under the Credit Agreement will be subject to a commitment fee of 0.5% per annum on the daily unused portion of the credit facility, to be paid in arrears on the first business day of each calendar quarter. At closing, the Company paid a one-time facility fee of 1.75% of the total commitments of $40 million. We also paid a one-time closing fee of

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
0.5% of the new commitment of $75.0 million in connection with the Amendment. The Company is also obligated to pay other customary administration fees for a credit facility of this size and type.

The availability under the credit facility is up to the lesser of $40 million or the Borrowing Base, which may be reduced from time to time pursuant to the Credit Agreement. The Amendment increased the availability up to the lesser of $75.0 million or the Borrowing Base, which may be reduced from time to time pursuant to the Credit Agreement.

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

We incurred $1.2 million of issuance costs in connection with the Credit Agreement, which were capitalized as part of Other assets on our Consolidated Balance Sheet of the period we entered into the Credit Agreement. The Amendment did not change the interest rate. In connection with this Amendment, we incurred closing costs totaling $0.5 million, which was capitalized and recorded as Other assets on our Consolidated Balance Sheet as of December 31, 2019. The remaining balance of unamortized issuance costs was $1.1 million as of March 31, 2020 and December 31, 2019.

As of March 31, 2020, we had no outstanding principal amount under our revolving credit facility.

Note 11 – Income Taxes

The Coronavirus Aid, Relief and Economic Security ("CARES") Act was signed into law on March 27, 2020. The business tax provisions of the CARES Act include temporary changes to income based tax laws, including the ability to utilize net operating losses, interest expense deductions, alternative minimum tax credit refunds, charitable contributions, and depreciation of qualified improvement property. The income tax provisions of the CARES Act do not have a material impact on our Condensed Consolidated Financial Statements for the period ended March 31, 2020.

The following table summarizes our benefit from income taxes and our effective tax rates for the three months ended March 31, 2020 and 2019 (in thousands, except effective tax rate):

	Three Months Ended March 31,
	2020	2019
Income (loss) before benefit from income taxes	$1,404	$(8,626)
Benefit from income taxes	(2,048)	(3,467)
Effective tax rate	(145.9)%	40.2%

For the three months ended March 31, 2020, we recognized a benefit from income taxes of $2.0 million, representing an effective tax rate of (145.9)%, which was lower than the statutory federal tax rate primarily due to stock-based compensation windfalls. For the three months ended March 31, 2019, we recognized a benefit from income taxes of $3.5 million, representing an effective tax rate of 40.2%, which was higher than the statutory federal tax rate due primarily to stock-based compensation adjustments, non-deductible lobbying expenses and foreign income inclusions, partially offset by research and development credits.

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Assessing the realizability of our deferred tax assets is dependent upon several factors, including the likelihood and amount, if any, of future taxable income in relevant jurisdictions during the periods in which those temporary differences become deductible. We forecast taxable income by considering all available positive and negative evidence, including our history of operating income and losses and our financial plans and estimates that we use to manage the business. These assumptions require significant judgment about future taxable income. As a result, the amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change. We continue to recognize our deferred tax assets as of March 31, 2020, as we believe it is more likely than not that the net deferred tax assets will be realized, with the exception of certain state net operating losses that are expected to expire unutilized which have a valuation allowance.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words “expect,” “anticipate,” “believe,” “estimate,” “target,” “goal,” “project,” “hope,” “intend,” “plan,” “seek,” “continue,” “may,” “could,” “should,” “might,” “forecast,” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements include, among other things, statements regarding our expectations relating to approved members, new paying members and estimated membership; our estimates regarding the constrained lifetime value of commissions; our expectations relating to revenue, operating costs, cash flows and profitability; our expectations regarding our strategy and investments; our expectations regarding our Medicare business, including market opportunity, consumer demand and our competitive advantage; our expectations regarding our individual and family business, including anticipated trends and our ability to enroll individuals and families into qualified health plans; the impact of future and existing healthcare laws and regulations on our business; the expected impact of the COVID-19 on our business; our expectations regarding commission rates, payment rates, conversion rates, plan termination rates and duration, membership retention rates and membership acquisition costs; our expectations regarding health insurance agents licensing and productivity; our expectations relating to the seasonality of our business; expected competition from government-run health insurance exchanges and other sources; our expectations relating to marketing and advertising expense and expected contributions from our marketing channels; the timing of our receipt of commission and other payments; our critical accounting policies and related estimates; liquidity and capital needs; political, legislative, regulatory and legal challenges; the merits or potential impact of any lawsuits filed against us; as well as other statements regarding our future operations, financial condition, prospects and business strategies.

We have based these forward-looking statements on our current expectations about future events. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Our actual results may differ materially from those suggested by these forward-looking statements for various reasons, including our ability to retain existing members and enroll new members during the annual healthcare open enrollment period and Medicare annual enrollment period; changes in laws and regulations, including in connection with healthcare reform or with respect to the marketing and sale of Medicare plans; competition, including competition from government-run health insurance exchanges; the seasonality of our business and the fluctuation of our operating results; our ability to accurately estimate membership and lifetime value of commissions; changes in product offerings among carriers on our ecommerce platform and the resulting impact on our commission revenue; our ability to execute on our growth strategy in the Medicare market; the continued impact of the COVID-19 pandemic on our operations, business, financial condition and growth prospects, as well as on the general economy; exposure to security risks and our ability to safeguard the security and privacy of confidential data; our relationships with health insurance carriers; customer concentration and consolidation of the health insurance industry; our success in marketing and selling health insurance plans and our unit cost of acquisition; our ability to hire, train and retain licensed health insurance agents and other employees; the need for health insurance carrier and regulatory approvals in connection with the marketing of Medicare-related insurance products; changes in the market for private health insurance; consumer satisfaction of our service; changes in member conversion rates; changes in commission rates; our ability to sell qualified health insurance plans to subsidy-eligible individuals and to enroll subsidy-eligible individuals through government-run health insurance exchanges; our ability to maintain and enhance our brand identity; our ability to derive desired benefits from investments in our business, including membership growth initiatives; reliance on marketing partners; the impact of our direct-to-consumer email, telephone and television marketing efforts; timing of receipt and accuracy of commission reports; payment practices of health insurance carriers; our ability to successfully make and integrate acquisitions; dependence on our operations in China; the restrictions in our debt obligations; compliance with insurance and other laws and regulations; and the performance, reliability and availability of our ecommerce platform and underlying network infrastructure and those identified under the heading “Risk Factors” in Part II, Item 1A. of this report and those discussed in our other Securities and Exchange Commission filings. Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in this report are made only as of the date hereof. Except as required by applicable law, we do not undertake, and specifically decline, any obligation to update any of these statements or to publicly announce the results of any revisions to any forward-looking statements, whether as a result of new information, future events, changes in assumptions or otherwise. The following discussion should be read in conjunction with our Annual Report on Form 10-K as filed with the Securities and Exchange Commission in March 2020, and the audited consolidated financial statements and related notes contained therein.

Overview

We are a leading private health insurance marketplace with a technology and service platform that provides consumer engagement, education and health insurance enrollment solutions. Our mission is to connect every person with the highest quality, most affordable health insurance and Medicare plans for their life circumstances. Our platform integrates proprietary and third-party developed educational content regarding health insurance plans with decision support tools to aid consumers in what has traditionally been a confusing and opaque health insurance purchasing process, and to help them obtain the health insurance products that meet their individual health and economic needs. Our omni-channel consumer engagement platform is designed to meet the consumer wherever they prefer to engage with us, and enables consumers to use our services online, through interactive chat, or by telephone with a licensed insurance agent. We have created a marketplace that offers consumers a broad choice of insurance products that include thousands of Medicare Advantage, Medicare Supplement, Medicare Part D prescription drug, individual and family, small business and other ancillary health insurance products from over 180 health insurance carriers across all fifty states and the District of Columbia.

Impact from COVID-19

Our results of operations for the three months ended March 31, 2020 were not materially impacted by the COVID-19 pandemic. In response to the virus outbreak, we closed our offices in the United States and China and shifted our employees to a work-from-home model. While our offices in the United States remain closed, we reopened our office in China given the improvements in the situation in the region in China where our office is located. See Risk Factors in Part II Item 1A of this Quarterly Report on Form 10-Q for additional discussion of COVID-19.

Summary of Selected Metrics

We rely upon certain metrics to estimate and recognize commission revenue, evaluate our business performance and facilitate strategic planning. Our commission revenue is influenced by a number of factors including but not limited to:

•the number of individuals on applications for Medicare-related, individual and family, small business and ancillary health insurance plans that are approved by the relevant health insurance carriers;

•the number of individuals on applications for Medicare-related, individual and family, small business and ancillary health insurance plans from whom we have received an initial commission payment; and

•the constrained lifetime value, or LTV, of approved members for Medicare-related, individual and family and ancillary health insurance plans we sell, as well as the estimated annual value of approved members for small business plans we sell.

We have included the number of new paying members in our selected metrics to provide more detail and visibility into new paying member contribution to the changes in membership. We count an approved member as a paying member when we have received a commission payment from the carrier for the plan. Not all approved members become paying members for various reasons. In addition, for any given period, the rate at which approved members become new paying members is impacted by the time lag between carrier approval and our receipt of the commission payment from the carrier. The difference in our metrics between the number of approved members and new paying members tends to vary, especially in the first and fourth quarters given this time lag and given that the plans we sell in the fourth quarter do not begin generating commissions until the first quarter when they become effective.

We have removed submitted applications from our selected metrics given that we do not recognize revenue based on this metric, and it is not as indicative of our commission receivable collection as other metrics we do provide.

Approved Members

Approved members represents the number of individuals on submitted applications that were approved by the relevant insurance carrier for the identified product during the current period. The applications may be submitted in either the current period or prior periods. Not all approved members ultimately become paying members.

The following table shows approved members by product for the periods presented:

	Three Months Ended March 31,		% Change
	2020	2019
Medicare:
Medicare Advantage	64,898	40,741	59%
Medicare Supplement	10,838	8,631	26%
Medicare Part D	8,966	8,527	5%
Total Medicare	84,702	57,899	46%
Individual and Family:
Non-Qualified Health Plans	4,820	6,071	(21)%
Qualified Health Plans	4,545	5,527	(18)%
Total Individual and Family	9,365	11,598	(19)%
Ancillaries:
Short-term	12,138	14,932	(19)%
Dental	9,710	13,056	(26)%
Vision	4,501	6,415	(30)%
Other	4,325	5,212	(17)%
Total Ancillaries	30,674	39,615	(23)%
Small Business	3,603	4,252	(15)%
Total Approved Members	128,344	113,364	13%

Total approved members grew 13% in the three months ended March 31, 2020 compared to the same period in 2019. Medicare total approved members grew 46% in the three months ended March 31, 2020 compared to the same period in 2019, primarily attributable to a 59% increase in approved Medicare Advantage plan members and a 26% increase in approved Medicare Supplement plan members. The increase in Medicare total approved members was primarily driven by an increase in enrollment volume during the Medicare Advantage open enrollment period. Individual and family plan approved members declined 19% in the three months ended March 31, 2020 compared to the same period in 2019 due to market conditions in the individual and family plan market and our devoting resources to our Medicare business. Ancillary approved members declined 23% in the three months ended March 31, 2020 compared to the same period in 2019 primarily due to decreases in dental and short-term insurance. Small business approved members declined 15% in the three months ended March 31, 2020 compared to the same period in 2019 mainly due to decreases in the volume of submitted applications and group size.

New Paying Members

New Paying Members consist of approved members from the period presented and any periods prior to the period presented from whom we have received an initial commission payment during the period presented. The following table shows our new paying member by product for the periods presented below:

	Three Months Ended March 31,		% Change
	2020	2019
Medicare:
Medicare Advantage	86,299	49,531	74%
Medicare Supplement	11,560	9,786	18%
Medicare Part D	63,705	40,796	56%
Total Medicare	161,564	100,113	61%
Individual and Family:
Non-Qualified Health Plans	9,553	14,012	(32)%
Qualified Health Plans	5,957	7,390	(19)%
Total Individual and Family	15,510	21,402	(28)%
Ancillaries:
Short-term	12,260	20,119	(39)%
Dental	10,413	14,384	(28)%
Vision	5,571	8,848	(37)%
Other	4,313	5,891	(27)%
Total Ancillaries	32,557	49,242	(34)%
Small Business	5,156	6,992	(26)%
Total New Paying Members	214,787	177,749	21%

Medicare total new paying members grew 61% in the three months ended March 31, 2020 compared to the same period in 2019. Medicare Advantage new paying members grew 74%; Medicare Part D prescription drug plans new paying members grew 56% and Medicare Supplement plan new paying members on grew 18% each compared to the same period in 2019. The increases were primarily driven by an increase in enrollment volume and approved members from the recent Medicare annual enrollment period and Medicare Advantage open enrollment period. Individual and family plan new paying members declined 28% in the three months ended March 31, 2020 compared to the same period in 2019 due to market conditions in the individual and family plan market and the shift of our focus to invest in our Medicare business. Ancillary new paying members declined 34% in the three months ended March 31, 2020 compared to the same period in 2019 primarily due to a reduction in short-term health insurance and dental insurance paying members. Small business new paying members declined 26% in the three months ended March 31, 2020 compared to the same period in 2019 primarily due to a decrease in the submitted application volume and group size.

Constrained LTV of Commissions Per Approved Member

The following table shows our estimated constrained LTV of commissions per approved member by product for the periods presented below:

	Three Months Ended March 31,		% Change
	2020	2019
Medicare
Medicare Advantage	$1,006	$954	5%
Medicare Supplement	$1,158	$999	16%
Medicare Part D	$260	$258	1%
Individual and Family
Non-Qualified Health Plans	$199	$178	12%
Qualified Health Plans	$240	$194	24%
Ancillaries
Short-term	$150	$65	131%
Dental	$67	$71	(6)%
Vision	$52	$63	(17)%
Small Business	$160	$155	3%
__________
(1)Constrained LTV of commissions per approved member represents commissions estimated to be collected over the estimated life of an approved member’s policy after applying constraints in accordance with our revenue recognition policy. The estimate is driven by multiple factors, including but not limited to, commission rates, carrier mix, estimated average plan duration, the regulatory environment, and cancellations of insurance plans offered by health insurance carriers with which we have a relationship. These factors may result in varying values from period to period. For additional information on constrained LTV, see Critical Accounting Policies and Estimates in our Annual Report on Form 10-K for the year ended December 31, 2019.

(2)For small business, the amount represents the estimated commissions we expect to collect from the plan over the following twelve months. The estimate is driven by multiple factors, including but not limited to, contracted commission rates, carrier mix, estimated average plan duration, the regulatory environment, and cancellations of insurance plans offered by health insurance carriers with which we have a relationship and applied constraints. These factors may result in varying values from period to period.

The constrained LTV of commissions per approved member for Medicare Advantage plans increased by 5% during the three months ended March 31, 2020 compared to the same period in 2019 primarily due to an increase in the average projected commission payments per member. When comparing the three months ended March 31, 2020 to the same period in 2019, the constrained LTV of commissions per Medicare Supplement approved member increased by 16% primarily as a result of an increase in the average projected commission payments per member and an increase in the average plan duration.

The constrained LTV of commissions per qualified health plan and non-qualified health plan for approved members increased 24% and 12%, respectively, during the three months ended March 31, 2020 compared with the same period in 2019, respectively, mostly due to improved plan duration.

The constrained LTV of commissions per short-term approved member increased 131% during the three months ended March 31, 2020 compared to the same period in 2019 primarily as a result of selling higher priced plans and an increase in average plan duration.

The constraints applied to the total estimated lifetime commissions we expect to receive for selling the plan after the carrier approves an application in order to derive the constrained lifetime value of commissions for approved members recognized for the periods presented below are summarized as follows:

	Three Months Ended March 31,
	2020	2019
Medicare
Medicare Advantage	7%	7%
Medicare Supplement	5%	5%
Medicare Part D	5%	5%
Individual and Family
Non-Qualified Health Plans	15%	15%
Qualified Health Plans	4%	20%
Ancillaries	10%	10%
Small Business	—%	—%

The constraints for qualified health plans decreased to 4% during the three months ended March 31, 2020 from 20% in the same period in the prior year due to lower volatility and improved accuracy from our LTV model.

Estimated Membership

Estimated membership represents the estimated number of members active as of the date indicated based on the number of members for whom we have received or applied a commission payment during the period of estimation.

The following table shows estimated membership by product for the periods presented below:

	As of March 31,		% Change
	2020	2019
Medicare (1)
Medicare Advantage	404,262	280,763	44%
Medicare Supplement	97,527	76,875	27%
Medicare Part D	224,154	146,239	53%
Total Medicare	725,943	503,877	44%
Individual and Family (2)	113,483	130,297	(13)%
Ancillaries (3)
Short-term	23,553	23,626	—%
Dental	123,260	137,179	(10)%
Vision	70,590	76,303	(7)%
Other	36,012	37,985	(5)%
Total Ancillaries	253,415	275,093	(8)%
Small Business (4)	44,113	42,972	3%
Total Estimated Membership	1,136,954	952,239	19%
__________________
(1)To estimate the number of members on Medicare-related health insurance plans, we take the sum of (i) the number of members for whom we have received or applied a commission payment for a month that may be up to three months prior to the date of estimation (after reducing that number using historical experience for assumed member cancellations over the period being estimated); and (ii) the number of approved members over that period (after reducing that number using historical experience for an assumed number of members who do not accept their approved policy and for estimated member cancellations through the date of the estimate). To the extent we determine we have received substantially all of the commission payments related to a given month during the period being estimated, we will take the number of members for whom we have received or applied a commission payment during the month of estimation.

(2)To estimate the number of members on Individual and Family health insurance plans (“IFP”), we take the sum of (i) the number of IFP members for whom we have received or applied a commission payment for a month that may be up to three months prior to the date of estimation after reducing that number using historical experience for assumed member cancellations over the period being estimated; and (ii) the number of approved members over that period (after reducing that number using historical experience for an assumed number of members who do not accept their approved policy and for estimated member cancellations through the date of the estimate). To the extent we determine we have received substantially all of the commission payments related to a given month during the period being estimated, we will take the number of members for whom we have received or applied a commission payment during the month of estimation.

(3)To estimate the number of members on ancillary health insurance plans (such as short-term, dental and vision insurance), we take the sum of (i) the number of members for whom we have received or applied a commission payment for a month that may be up to three months prior to the date of estimation (after reducing that number using historical experience for assumed member cancellations over the period being estimated); and (ii) the number of approved members over that period (after reducing that number using historical experience for an assumed number of members who do not accept their approved policy and for estimated member cancellations through the date of the estimate). To the extent we determine we have received substantially all of the commission payments related to a given month during the period being estimated, we will take the number of members for whom we have received or applied a commission payment during the month of estimation. The one to three-month period varies by insurance product and is largely dependent upon the timeliness of commission payment and related reporting from the related carriers.

(4)To estimate the number of members on small business health insurance plans, we use the number of initial members at the time the group was approved, and we update this number for changes in membership if such changes are reported to us by the group or carrier. However, groups generally notify the carrier directly of policy cancellations and increases or decreases in group size without informing us. Health insurance carriers often do not communicate policy cancellation information or group size changes to us. We often are made aware of policy cancellations and group size changes at the time of annual renewal and update our membership statistics accordingly in the period they are reported.

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

Medicare-related plan estimated membership as of March 31, 2020 grew 44% compared to estimated membership as of March 31, 2019 due to a 44% growth in Medicare Advantage membership, 27% growth in Medicare Supplement membership, and 53% growth in Medicare Part D prescription drug plan membership. The overall growth in Medicare estimated membership was due to our marketing investment in our Medicare business. Individual and family plan estimated membership as of March 31, 2020 declined 13% compared to estimated membership as of March 31, 2019 due to market conditions in the individual and family plan market and our decision to shift our marketing investment towards our Medicare business. Ancillary membership as of March 31, 2020 declined 8% compared to estimated membership as of March 31, 2019 primarily as a result of the decline in dental and vision plan members.

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

The following table shows our variable marketing cost per approved member and the customer care and enrollment expense per approved member metrics for the periods presented below:

	Three Months Ended March 31,		% Change
	2020	2019
Medicare variable cost per approved member
Medicare variable marketing cost per approved Medicare Advantage ("MA")-equivalent member (1)	$349	$334	5%
Medicare customer care and enrollment ("CC&E") cost per approved MA-equivalent member (2)	364	344	6%
Total Medicare cost per approved member	$713	$678	5%
Individual and family plan ("IFP") variable cost per approved member
IFP variable marketing cost per approved IFP-equivalent member (3)	$36	$24	50%
IFP CC&E cost per approved IFP-equivalent member (4)	79	66	20%
Total IFP cost per approved member	$115	$90	28%
__________________
(1)Variable marketing cost per approved MA-equivalent member represents direct costs incurred in member acquisition for Medicare Advantage, Medicare Supplement and Medicare Part D plans from our direct, marketing partners and online advertising channels divided by MA-equivalent approved members in a given period. MA-equivalent members is a derived metric and is equal to the sum of (i) the number of Medicare Part D approved members divided by 4, (ii) the number of Medicare Advantage approved members and (iii) the number of Medicare Supplement approved members in the given period.
(2)Medicare CC&E expense per approved MA-equivalent member is equal to the CC&E expense of our Medicare business included in our operating costs and reported in our Consolidated Statements of Comprehensive Income divided by MA-equivalent approved members in a given period. MA-equivalent approved members is a derived metric and is equal to the sum of (i) the number of Medicare Part D approved members divided by 4, (ii) the number of Medicare Advantage approved members and (iii) the number of Medicare Supplement approved members in the given period.
(3)Variable marketing cost per approved IFP-equivalent member represents direct costs incurred in member acquisition for IFP plans from our direct, marketing partners and online advertising channels divided by IFP-equivalent approved members in a given period. IFP-equivalent approved members is a derived metric and is equal to the sum of (i) the number of short-term approved members divided by 3 and (ii) the IFP approved members in the given period.
(4)IFP CC&E expense per approved IFP-equivalent member is equal to the CC&E expense of our IFP business included in our operating costs and reported in our consolidated statement of comprehensive income divided by IFP-equivalent approved members in a given period. IFP-equivalent approved members is a derived metric and is equal to the sum of (i) the number of short-term approved members divided by 3 and (ii) the IFP approved members in the given period.

Variable marketing costs per approved MA-equivalent member increased 5% in the three months ended March 31, 2020 compared to the same period in 2019 due to an increase in enrollment volume from our digital advertising channel and a decline in contribution from certain marketing partners that reduced their marketing initiatives due to COVID-19. Variable CC&E costs per approved MA-equivalent member increased 6% in the three months ended March 31, 2020 compared to the same period in 2019 as we retained a higher number of agents from the Annual Enrollment Period compared to the same period in 2019. It also reflects the costs associated with shifting our call center to a remote model in March 2020 as the result of the COVID-19 situation.

While variable marketing and CC&E costs increased by 4%, variable marketing cost per approved IFP-equivalent member increased by 50% and variable CC&E cost per approved IFP-equivalent member increased 20% in the three months ended March 31, 2020 compared to the same period in 2019 due to a decline in the number of approved members for individual and family plans and ancillary plans.

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

There have been no changes to our significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 2, 2020, that have had a material impact on our condensed consolidated financial statements and related notes. Please refer to Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019, for a complete discussion of our other critical accounting policies and estimates.

Results of Operations

The following table sets forth our operating results and related percentages of total revenue for the periods presented below (dollars in thousands):

	Three Months Ended March 31,
	2020		2019
Revenue:
Commission	$99,669	94%	$64,227	93%
Other	6,739	6%	4,546	7%
Total revenue	106,408	100%	68,773	100%
Operating costs and expenses:
Cost of revenue	1,138	1%	(77)	—%
Marketing and advertising	37,764	35%	23,941	35%
Customer care and enrollment	30,535	29%	19,944	29%
Technology and content	15,740	15%	9,017	13%
General and administrative	19,653	18%	11,278	16%
Amortization of intangible assets	547	1%	547	1%
Change in fair value of earnout liability	—	—%	13,306	19%
Total operating costs and expenses	105,377	99%	77,956	113%
Income (loss) from operations	1,031	1%	(9,183)	(13)%
Other income, net	373	—%	557	1%
Income (loss) before benefit from income taxes	1,404	1%	(8,626)	(13)%
Benefit from income taxes	(2,048)	(2)%	(3,467)	(5)%
Net income (loss)	$3,452	3%	$(5,159)	(8)%

____________

(1)Operating costs and expenses include the following amounts of stock-based compensation expense (in thousands):

	Three Months Ended March 31,
	2020	2019
Marketing and advertising	$1,730	$629
Customer care and enrollment	662	273
Technology and content	1,617	549
General and administrative	4,705	1,778
Total stock-based compensation expense	$8,714	$3,229

Revenue

The following table presents our commission revenue, other revenue and total revenue for the periods presented (dollars in thousands):

	Three Months Ended March 31,		Change
	2020	2019	$	%
Commission	$99,669	$64,227	$35,442	55%
% of total revenue	94%	93%
Other	6,739	4,546	2,193	48%
% of total revenue	6%	7%
Total revenue	$106,408	$68,773	$37,635	55%

Commission revenue increased $35.4 million, or 55%, during the three months ended March 31, 2020 compared to the same period in 2019 due to a $38.5 million increase in commission revenue from the Medicare segment, partially offset by a $3.0 million decrease in commission revenue from Individual, Family and Small Business segment. The increase in commission revenue from the Medicare segment was driven by a 46% increase in Medicare plan approved members, primarily attributable to a 59% growth in Medicare Advantage plan approved members due to the recent open enrollment and an increase in adjustment revenue. The decrease in commission revenue from Individual, Family and Small Business segment was primarily due to a 19% decline in individual and family plan approved members and a decrease in adjustment revenue. See Segment Information below for further discussion.

Adjustment revenue for our Medicare segment for the three months ended March 31, 2020 and 2019 was $9.0 million and $1.1 million, respectively. For our Individual, Family and Small Business segment adjustment revenue for the three months ended March 31, 2020 and 2019 was $3.8 million and $6.4 million, respectively. Our LTV estimation models for the three months ended March 31, 2020 indicate increases in LTVs and estimates of future cash collections for earlier period cohorts of certain products within our Individual, Family and Small Business segment. However, after considering various market factors and recent changes due to the impact of COVID-19 to the U.S. economy, such as increases in unemployment rate, potential delays in customer premium payments and/or health insurance carrier commission payments, potential changes to enrollment periods, and potential changes to qualified health plan subsidies, we limited the adjustment revenue recognized during the three months ended March 31, 2020 to actual cash collected in excess of previously recognized revenue for certain cohorts related to individual and family as well as ancillary plans. These prevailing market conditions did not have an impact on the amount of adjustment revenue recognized for any other products we sell.

Other revenue increased $2.2 million, or 48%, during the three months ended March 31, 2020 compared to the same period in 2019 due to an increase in sponsorship and online advertising revenue.

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

Our cost of revenue is summarized as follows (dollars in thousands):

	Three Months Ended March 31,		Change
	2020	2019	$	%
Cost of revenue	$1,138	$(77)	$1,215	*
% of total revenue	1%	—%
_____________
*Percentage not meaningful.

Cost of revenue increased by $1.2 million during the three months ended March 31, 2020 compared to the same period in 2019, mostly due to an increase in accruals for marketing partners with whom we have revenue sharing arrangements.

Marketing and Advertising

Marketing and advertising expenses consist primarily of member acquisition expenses associated with our direct, marketing partner and online advertising member acquisition channels, in addition to compensation and other expenses related to marketing, business development, partner management, public relations and carrier relations personnel who support our offerings.

Our marketing and advertising expenses are summarized as follows (dollars in thousands):

	Three Months Ended March 31,		Change
	2020	2019	$	%
Marketing and advertising	$37,764	$23,941	$13,823	58%
% of total revenue	35%	35%

Marketing and advertising expenses increased $13.8 million, or 58%, during the three months ended March 31, 2020 compared to the same period in 2019, primarily due to increases of $10.3 million in variable advertising expenses and $1.1 million in stock-based compensation expenses. The increase in Medicare-related variable advertising expenses was due to higher headcount as we continued to invest in our marketing initiatives.

Customer Care and Enrollment

Customer care and enrollment expenses primarily consist of compensation and benefits costs for personnel engaged in assistance to applicants who call our customer care center and for enrollment personnel who assist applicants during the enrollment process.

Our customer care and enrollment expenses are summarized as follows (dollars in thousands):

	Three Months Ended March 31,		Change
	2020	2019	$	%
Customer care and enrollment	$30,535	$19,944	$10,591	53%
% of total revenue	29%	29%

Customer care and enrollment expenses increased $10.6 million, or 53%, during the three months ended March 31, 2020 compared to the same period in 2019, primarily due to increases of $6.6 million in personnel costs associated with an increase in customer care and enrollment headcount, $2.2 million in consulting expenses, and $1.0 million in facilities and other operating costs.

Technology and Content

Technology and content expenses consist primarily of compensation and benefits costs for personnel associated with developing and enhancing our website technology as well as maintaining our websites.

Our technology and content expenses are summarized as follows (dollars in thousands):

	Three Months Ended March 31,		Change
	2020	2019	$	%
Technology and content	$15,740	$9,017	$6,723	75%
% of total revenue	15%	13%

Technology and content expenses increased $6.7 million, or 75%, during the three months ended March 31, 2020 compared to the same period in 2019 primarily due to increases of $3.1 million in personnel and compensation costs due to higher headcount, $1.4 million in facilities and other operating costs, $1.1 million in stock-based compensation and $0.8 million of amortization of internal-use intangible assets.

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

Our general and administrative expenses are summarized as follows (dollars in thousands):

	Three Months Ended March 31,		Change
	2020	2019	$	%
General and administrative	$19,653	$11,278	$8,375	74%
% of total revenue	18%	16%

General and administrative expenses increased $8.4 million, or 74%, during the three months ended March 31, 2020 compared to the same period in 2019, primarily due to increases of $3.1 million in personnel and compensation costs, $2.9 million in stock-based compensation expense, $0.7 million in facilities and other operating costs, $0.7 million in consulting expenses, and $0.4 million in legal and professional fees.

Change in Fair Value of Earnout Liability

During the three months ended March 31, 2019, we recorded $13.3 million of additional earnout consideration expense due to an adjustment in the estimated fair value of the earnout liability related to the acquisition of GoMedigap, which was completed on January 2018. During the three months ended March 31, 2020, there were no changes in fair value of earnout liability as the earnout consideration was settled in January 2020.

Amortization of Intangible Assets

Our intangible asset amortization expense is summarized as follows (dollars in thousands):

	Three Months Ended March 31,		Change
	2020	2019	$	%
Amortization of intangible assets	$547	$547	$—	—%
% of total revenue	1%	1%

Amortization expense related to intangible assets was primarily related to intangible assets purchased through our acquisitions. Amortization expense remained consistent during the three months ended March 31, 2020 compared to the same period in 2019.

Other Income, Net

Our other income, net is summarized as follows (dollars in thousands):

	Three Months Ended March 31,		Change
	2020	2019	$	%
Other income, net	$373	$557	$(184)	(33)%
% of total revenue	—%	1%

Other income, net, for the three months ended March 31, 2020 and 2019 primarily consisted of margin earned on commissions received from Medicare plan members transferred to us in 2010 through 2012 by a broker partner, whereby we became the broker of record on the underlying policies. In addition, other income, net included interest income earned on our invested cash, cash equivalents and marketable securities balances, offset by administrative bank fees, investment management fees and interest expense on finance leases and debt.

Other income, net decreased $0.2 million during the three months ended March 31, 2020 compared to the same period in 2019, primarily due to a decrease interest income.

Benefit from Income Taxes

Our benefit from income taxes are summarized as follows (dollars in thousands):

	Three Months Ended March 31,		Change
	2020	2019	$	%
Benefit from income taxes	$(2,048)	$(3,467)	$1,419	(41)%
Effective tax rate	(145.9)%	40.2%

During the three months ended March 31, 2020, we recognized a benefit from income taxes of $2.0 million representing an effective tax rate of (145.9)% which was lower than the statutory federal tax rate primarily due to stock-based compensation windfalls. For the three months ended March 31, 2019, we recognized a benefit from income taxes of $3.5 million, representing an effective tax rate of 40.2% which was higher than the statutory federal tax rate due primarily to stock-based compensation adjustments and lobbying and other non-deductible expenses, partially offset by research and development credits.

The CARES Act was signed into law on March 27, 2020. The business tax provisions of the CARES Act include temporary changes to income based tax laws, including the ability to utilize net operating losses, interest expense deductions, alternative minimum tax credit refunds, charitable contributions, and depreciation of qualified improvement property. The income tax provisions of the CARES Act do not have a material impact on our Condensed Consolidated Financial Statements for the period ended March 31, 2020.

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

The Medicare segment consists primarily of commissions earned from our sale of Medicare-related health insurance plans, including Medicare Advantage, Medicare Supplement and Medicare Part D prescription drug plans, and to a lesser extent, ancillary products sold to our Medicare-eligible customers, including but not limited to, dental and vision plans, as well as our advertising program that allows Medicare-related carriers to purchase advertising on a separate website developed, hosted and maintained by us and our delivery and sale to third parties of Medicare-related health insurance leads generated by our ecommerce platforms and our marketing activities.

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

Segment profit is calculated as total revenue for the applicable segment less direct and allocated marketing and advertising, customer care and enrollment, technology and content, and general and administrative operating expenses, excluding stock-based compensation, change in fair value of earnout liability, depreciation and amortization expense, other income, net, and amortization of intangible assets.

Our operating segment revenue and profit are summarized as follows (in thousands):

	Three Months Ended March 31,		Change
	2020	2019	$	%
Revenue:
Medicare	$96,151	$54,901	$41,250	75%
Individual, Family and Small Business	10,257	13,872	(3,615)	(26)%
Total revenue	$106,408	$68,773	$37,635	55%
Segment profit:
Medicare segment profit	$21,960	$10,826	$11,134	103%
Individual, Family and Small Business segment profit	2,603	6,024	(3,421)	(57)%
Total segment profit	24,563	16,850	7,713	46%
Corporate	(13,448)	(8,296)	(5,152)	62%
Stock-based compensation expense	(8,714)	(3,229)	(5,485)	170%
Change in fair value of earnout liability	—	(13,306)	13,306	(100)%
Depreciation and amortization	(823)	(655)	(168)	26%
Amortization of intangible assets	(547)	(547)	—	—%
Other income, net	373	557	(184)	(33)%
Income (loss) before benefit from income taxes	$1,404	$(8,626)	$10,030	(116)%

Revenue

Revenue from our Medicare segment increased $41.3 million, or 75%, during the three months ended March 31, 2020 compared to the same period in 2019 due to a $38.5 million increase in Medicare commission revenue and a $2.8 million increase in other revenue. The increase in Medicare segment commission revenue was primarily attributable to a 59% growth in Medicare Advantage plan approved members and a $7.9 million increase in adjustment revenue during the three months ended March 31, 2020 compared to the same period in 2019. The overall growth of our Medicare business was a result of our continuous investments and marketing efforts. The increase in other revenue was mostly due to an increase in advertising revenue.

Revenue from our Individual, Family and Small Business segment decreased $3.6 million, or 26%, during the three months ended March 31, 2020 compared to the same period in 2019 primarily attributable to a $3.0 million decrease in commission revenue and a $0.6 million decrease in other revenue. The decrease in commission revenue from the Individual, Family and Small Business segment was primarily due to a decrease in commission revenue adjustments of $2.6 million and a 19% decline in individual and family health insurance approved members during the three months ended March 31, 2020 compared to the same period in 2019. Due to various market factors and recent changes in the U.S. economy, we limited the adjustment revenue recognized during the three months ended March 31, 2020 to actual cash collected in excess of previously recognized revenue for certain cohorts related to individual and family as well as ancillary plans. These prevailing market conditions did not have an impact on the amount of adjustment revenue recognized for any other products we sell.

Segment Profit

Our Medicare segment profit increased $11.1 million, or 103%, during the three months ended March 31, 2020 compared to the same period in 2019. The increase was primarily due to a $41.3 million increase in Medicare segment revenue, partially offset by a $30.1 million increase in operating expenses, excluding stock-based compensation, change in earnout liability, depreciation and amortization expenses and amortization of intangible assets. The increase in operating expenses was mostly attributable to an increase in marketing costs and customer care and enrollment costs.

Our Individual, Family and Small Business segment profit decreased $3.4 million, or 57%, during the three months ended March 31, 2020 compared to the same period in 2019. The decrease in profit from the Individual, Family and Small

Business segment was primarily due to a $3.6 million decrease in Individual, Family and Small Business segment revenue, partially offset by a $0.2 million decrease in operating expenses, excluding stock-based compensation, change in earnout liability, depreciation and amortization expenses and amortization of intangible assets.

Liquidity and Capital Resources

We believe our current cash and cash equivalents, credit facility and expected cash collections will be sufficient to fund our operations for at least twelve months after the filing date of this Quarterly Report on Form 10-Q. Our future capital requirements will depend on many factors, including our expected membership and retention rates and our level of investment in technology, marketing and advertising and our customer care initiatives. In addition, our cash position could be impacted by further acquisitions and investments we make to pursue our growth strategy.

While we recognize constrained LTV as revenue at the time applications are approved, our collection of the cash commissions resulting from approved applications generally occurs over a number of years. The expense associated with the approved application, however, is generally incurred at the time of enrollment. As a result, the net cash flow resulting from approved applications is generally negative in the period of revenue recognition and generally becomes positive over the lifetime of the member. In periods of membership growth, cash receipts associated with new and continuing members may be less than the cash outlays to acquire new members. We expect a reduction in cash and cash equivalents in the future resulting from our continued investments to facilitate growth in our business. To the extent that available funds are insufficient to fund our future activities or to execute our financial strategy, we may raise additional capital through bank debt, or public or private equity or debt financing to the extent such funding sources are available.

As of March 31, 2020, our cash and cash equivalents totaled $184.2 million. Cash equivalents, which are comprised of financial instruments with an original maturity of 90 days or less from the date of purchase, primarily consist of money market funds. As of December 31, 2019, our cash and cash equivalents totaled $23.5 million. The increase in cash and cash equivalents reflects $215.9 million provided by financing activities and $8.9 million provided by operating activities, partially offset by $64.1 million used in investing activities. See Note 5 — Equity in our Notes to Condensed Consolidated Financial Statements for information regarding our equity offering in March 2020. We also had $3.4 million in restricted cash as of March 31, 2020 and December 31, 2019.

As of March 31, 2020, we had 1.0 million in treasury stocks that were previously surrendered by employees to satisfy tax withholding in connection with the vesting of certain restricted stock units. As of March 31, 2020 and December 31, 2019, we had a total of 11.6 million shares, held in treasury.

The following table presents a summary of our cash flows for the three months ended March 31, 2020 (in thousands):

	Three Months Ended March 31,
	2020	2019
Net cash provided by operating activities	$8,907	$12,749
Cash used in investing activities	(64,136)	(2,996)
Net cash provided by financing activities	215,931	112,571

Operating Activities

Net cash provided by operating activities primarily consists of net income (loss), adjusted for certain non-cash items, including change in fair value of earnout liability, deferred income taxes, stock-based compensation expense, depreciation and amortization, amortization of intangible assets and internally developed software, other non-cash items, and the effect of changes in working capital and other activities.

Collection of commissions receivable depends upon the timing of our receipt of commission payments and associated commission reports from health insurance carriers. If we were to experience a delay in receiving a commission payment from a health insurance carrier within a quarter, our operating cash flows for that quarter could be adversely impacted.

A significant portion of our marketing and advertising expenses is driven by the number of health insurance applications submitted on our ecommerce platforms. Since our marketing and advertising costs are expensed and generally paid as incurred, and since commission revenue is recognized upon approval of a member but commission payments are paid to us over time, our operating cash flows could be adversely impacted by a substantial increase in the volume of applications submitted during a quarter or positively impacted by a substantial decline in the volume of applications submitted during a quarter. During the Medicare annual enrollment period, we experience an increase in the number of submitted Medicare-related health insurance applications and marketing and advertising expenses compared to outside of Medicare annual enrollment periods. Similarly, during open enrollment periods for individual and family health insurance plans, we experience an increase in the number of submitted individual and family plan health insurance applications and marketing and advertising expenses compared to outside of open enrollment periods. The timing of open enrollment periods for individual and family health insurance and the Medicare annual and open enrollment period for Medicare-related health insurance can positively or negatively affect our cash flows during each quarter.

Three Months Ended March 31, 2020 — Net cash provided by operating activities was $8.9 million during the three months ended March 31, 2020, primarily driven by a net income of $3.5 million and adjustments for non-cash items of $9.7 million, partially offset by changes in net operating assets and liabilities of $4.2 million. Adjustments for non-cash items primarily consisted of $8.7 million of stock-based compensation expense, $2.0 million of amortization of intangible assets and internally-developed software, $0.8 million of depreciation and amortization and a $0.2 million increase due to other non-cash items, partially offset by a $2.1 million decrease due to the change in deferred income taxes. Cash used from changes in net operating assets and liabilities during the three months ended March 31, 2020 primarily consisted of decreases of $16.3 million in accounts payable, $11.1 million in accrued compensation and benefits, $7.3 million in accrued marketing expense, and an increase of $0.2 million in prepaid expenses and other current assets, partially offset by decreases of $26.9 million in contract assets – commissions receivable and $1.7 million in accounts receivable and an increase in $2.0 million in accrued expenses and other liabilities.

Three Months Ended March 31, 2019 — Net cash provided by operating activities was $12.7 million during the three months ended March 31, 2019, primarily consisting of adjustments for non-cash items of $13.7 million and cash provided by changes in net operating assets and liabilities of $4.2 million partially offset by a net loss of $5.2 million. Adjustments for non-cash items primarily consisted of $13.3 million of expense related to the fair value adjustment of our earnout liability, $3.2 million of stock-based compensation expense, $1.3 million of amortization of intangible assets and internally developed software, and $0.7 million of depreciation and amortization, partially offset by a $3.5 million decrease in deferred income taxes and a $1.2 million decrease in other non-cash items. Cash provided by changes in net operating assets and liabilities during the three months ended March 31, 2019 primarily consisted of a decrease of $17.6 million in contract assets – commissions receivable, an increase of $2.9 million in deferred revenue, a decrease of $0.4 million in accrued expenses and other liabilities, a decrease of $0.2 million in accounts receivable, a decrease of $$1.1 million in prepaid expenses and other current assets, a decrease of $9.4 million in accrued compensation and benefits, a decrease of $7.1 million in accrued marketing expenses, and a decrease of $0.8 million in accounts payable.

Investing Activities

Our investing activities primarily consist of purchases of computer hardware and software to enhance our website and customer care operations, leasehold improvements related to facilities expansion, capitalized internal-use software and website development costs, security deposit payments, and cash used to acquire a business.

Three Months Ended March 31, 2020 — Cash used in investing activities of $64.1 million for the three months ended March 31, 2020 was due to $58.1 million in purchases of marketable securities, $3.6 million in capitalized internal-use software and website development costs and $2.5 million used to purchase property and equipment and other assets.

Three Months Ended March 31, 2019 — Cash used in investing activities of $3.0 million for the three months ended March 31, 2019 was due to $1.5 million in capitalized internal-use software and website development costs, and $1.5 million used to purchase property and equipment and other assets.

Financing Activities

Three Months Ended March 31, 2020 — Net cash provided by financing activities of $215.9 million for the three months ended March 31, 2020 was primarily due to $228.0 million net proceeds from the issuance of common stock in a public equity offering and $1.1 million of net proceeds from the exercise of common stock options, partially offset by $8.8 million of acquisition-related contingent payments and $4.4 million repurchase of shares to satisfying employee tax withholding obligations.

Three Months Ended March 31, 2019 — Net cash provided by financing activities of $112.6 million for the three months ended March 31, 2019 was primarily due to $126.1 million net proceeds from the issuance of common stock in a public equity offering and $2.4 million of proceeds from the exercise of common stock options, partially offset by $9.5 million of acquisition-related contingent payments, a $5.0 million debt repayment, and $1.3 million used to net-share settle equity awards.

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

As of March 31, 2020, we had no outstanding principal amount under our revolving credit facility. See Note 10 – Debt of Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information regarding this credit agreement and subsequent amendment.

Common Stock Issuance

Pursuant to an effective registration statement that was filed on December 17, 2018, and amended on January 22, 2019 and March 2, 2020, we entered into an underwriting agreement in March 2020 to issue a total of 2,070,000 shares of common stock, which included the exercise in full of the underwriters’ option to purchase 270,000 additional shares of common stock, at a price to the public of $115.00 per share. Net proceeds from the offering were approximately $228.0 million after deducting underwriting discounts, commissions and expenses of the offering. We intend to use the net proceeds of the offering for general corporate purposes, including working capital.

Contractual Obligations and Commitments

The following table presents a summary of our future minimum payments under non-cancellable operating lease agreements and contractual service and licensing obligations as of March 31, 2020 (in thousands):

For the Years Ending December 31,	Operating Lease Obligations	Service and Licensing Obligations	Total Obligations
Reminder of 2020	$5,058	$1,961	$7,019
2021	6,950	2,189	9,139
2022	6,988	692	7,680
2023	7,863	444	8,307
2024	7,706	229	7,935
Thereafter	27,603	—	27,603
Total	$62,168	$5,515	$67,683
_______
* See Note 9 – Leases of our Notes to Condensed Consolidated Financial Statements for details of our operating lease obligations.

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

Recent Accounting Pronouncements

See Note 1 – Summary of Business and Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for recently issued accounting standards that could have an effect on us.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Credit and Interest Rate Risk

Our financial instruments that are exposed to concentrations of credit risk principally consist of cash and cash equivalents, accounts receivable, contract assets – commissions receivable, and marketable securities.

As of March 31, 2020 and December 31, 2019, our cash, cash equivalents and restricted cash are summarized as follows (in thousands):

	March 31, 2020	December 31, 2019
Cash (1)	$16,364	$16,205
Cash equivalents (2)	167,803	7,261
Total cash and cash equivalents	$184,167	$23,466
Restricted cash	3,353	3,354
Total cash, cash equivalents and restricted cash	$187,520	$26,820
_________________

(1)We deposit our cash and cash equivalents in accounts with major banks and financial institutions and such deposits are in excess of federally insured limits. We also have deposits with major banks in China that are denominated in both U.S. dollars and Chinese Yuan Renminbi and are not insured by the U.S. federal government.

(2)See Note 4 – Fair Value Measurements in our Notes to Condensed Consolidated Financial Statements for more information on our cash equivalents.

As of March 31, 2020, our net contract assets consisted of commissions receivable balance of $560.7 million. Our contracts with carriers expose us to credit risk that a financial loss could be incurred if the counterparty does not fulfill its financial obligation. While we are exposed to credit losses due to the non-performance of our counterparties, we consider the risk of this remote. We estimate our maximum credit risk in determining the commissions receivable amount recorded on the balance sheet. Upon the adoption of ASC 326, we recorded $1.5 million of allowance for credit losses for our commissions receivable balance as of December 31, 2019. During the three months ended March 31, 2020, we recorded an additional $0.1 million for the allowance for credit losses. See Note 1 – Summary of Business and Significant Accounting Policies in our Notes to Condensed Consolidated Financial Statements for additional information regarding the accounting standard adoption. Our total contract assets and accounts receivable as of March 31, 2020 and December 31, 2019 are summarized as follows (in thousands):

	March 31, 2020	December 31, 2019
Contract assets – commissions receivable – current	$125,252	$174,526
Contract assets – commissions receivable – non-current	435,465	414,696
Accounts receivable	668	2,332
Total contract assets and accounts receivable	$561,385	$591,554

Our portfolio of available-for-sale debt securities is exposed to interest rate risk. As of March 31, 2020, we invested $33.7 million and $24.4 million in short-term and long-term marketable securities, respectively. These marketable securities primarily consisted of commercial paper and agency bonds with credit rating of AA+ or equivalent by S&P Rating and Moody's Investor Services. The maturity of these securities were below two years. See Note 4 – Fair Value Measurements in our Notes to Condensed Consolidated Financial Statements for further discussion on our available-for-sale debt securities.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer to Note 7 – Commitments and Contingencies in our Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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
If our ability to enroll individuals during enrollment periods is impeded or if investments we make in enrollment periods do not result in the returns we expected when making those investments, our business, operating results and financial condition would be harmed.

In an attempt to attract and enroll a large number of individuals during the Medicare annual enrollment period and to a lesser extent, the Medicare Advantage open enrollment period and the health care reform open enrollment period under the Affordable Care Act, we may invest in areas of our business, including technology and content, customer care and enrollment, and marketing and advertising. We have in the past made investments in areas of our business in advance of enrollment periods that have not yielded the results we expected when making those investments. Any investment we make in any enrollment period may not result in a significant number of approved and paying members or may not be as cost-efficient as we anticipated. If it does not, or is not, our business, operating results and financial condition would be harmed. If our ability to market and sell Medicare-related health insurance and individual and family health insurance is constrained during an enrollment period for any reason, such as technology failures, interruptions in the operation or our e-commerce platforms, reduced allocation of resources, any inability to timely employ, license, train, certify and retain our employees and our outsourced call centers and their health insurance agents to sell health insurance, we could acquire fewer members, suffer a reduction in our membership, and our business, operating results and financial condition could be harmed.
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

Effective January 1, 2018, we adopted Accounting Standards Update 2014-09, Revenue from Contracts with Customers (ASC 606) using the full retrospective method, which required us to revise our historical financial information by applying the new standard. The adoption had a material impact on our consolidated financial statements. The most significant impact of the standard was on our commission revenue. Since the adoption of ASC 606, we re-compute LTVs for all outstanding cohorts on a quarterly basis. We continually review and monitor changes in the data used to estimate LTV and compare the cash received for each cohort to our original estimates at the time of approval. The fluctuations of cash received for each cohort and LTV can be significant and may or may not be indicative of the need to adjust revenue for prior period cohorts. Changes in LTV may result in an increase or a decrease to revenue and a corresponding increase or decrease to contract assets – commissions receivable, accordingly. We analyze these fluctuations and, to the extent we see changes in our estimates of the cash commission collections that we believe are indicative of an increase or decrease to prior period LTVs, we adjust revenue for the affected cohorts at the time such determination is made and when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. We continue to enhance our LTV estimation models using statistical tools to increase the accuracy of LTV estimates with an emphasis on improving member attrition forecasting. We refer the net commission revenue from members approved in prior periods as “adjustment revenue” and our revenue can fluctuate significantly from period to period as a result of adjustment revenue. Adjustment revenue can have a significant favorable or unfavorable impact on our revenue.

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

The forecasted average plan duration is another important factor in our estimation of constrained LTV. We receive commissions from health insurance carriers for health insurance plans sold through us. When one of these plans is canceled, or if we otherwise do not remain the agent on the policy, we no longer receive the related commission payment. Our forecasted average plan duration and health insurance plan termination rate are calculated based on our historical data by plan type. As a result, a reduction in our forecasted average plan duration or an inability to produce accurate forecasted average plan duration may adversely impact our business, operating results and financial condition.

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

We typically enter into contractual relationships with health insurance carriers that are non-exclusive and terminable on short notice by either party for any reason. In many cases, health insurance carriers also may amend the terms of our agreements unilaterally on short notice. Carriers may be unwilling to allow us to sell their existing or new health insurance plans, or desire to amend our agreements with them for a variety of reasons, including for competitive or regulatory reasons, dissatisfaction with the economics of the members that we place with them or because they do not want to be associated with our brand. We may also terminate our relationship with health insurance carriers. In the event we are not successful in gaining and maintaining the ability to sell Medicare, individual and family and ancillary health insurance plans, if health insurance carriers pay us no commissions or reduced commissions in connection with the sale of these plans or if health insurance carriers change our relationship with them in other ways, we could lose a substantial number of existing and potential members and commissions, which would materially harm our business, operating results and financial condition. The termination of our relationship with a health insurance carrier by us or the health insurance carrier or the amendment of or change in our relationship with a carrier could reduce the variety, quality and affordability of health insurance plans we offer, cause a loss of commission payments, cause a reduction in constrained LTVs and adversely impact our ability to recognize revenue or have other adverse impacts, which could harm our business, operating results and financial condition. It also could adversely impact, or cause the termination of, commissions for past and future sales, which would materially harm our business, operating results and financial condition. Our business could also be harmed if in the future we fail to develop new carrier relationships and are unable to offer consumers a variety of health insurance plans in each jurisdiction.

Health insurance carriers can unilaterally amend the commission rates that they pay to us. For example, given the significant losses that carriers sustained in connection with their sale of individual and family health insurance as a result of health care reform, many health insurance carriers with which we have a relationship, including large national health insurance carriers, reduced or eliminated our commissions for selling individual and family health insurance, and in a limited number of cases, our renewal commissions. As a result, we experienced a meaningful reduction in our average commission rates for our aggregate individual and family health insurance plan membership. In addition, the reduction in contractual commission rates and these carriers’ desire to not sell individual and family health insurance reduced the number of plans that we are able to offer on our websites, which resulted in less consumer demand for the individual and family health insurance that we sell and a reduction in our membership. In the future and as a result of health care reform, the COVID-19 pandemic or for other reasons, an increasing number of health insurance carriers may decide to reduce our commissions, rely on their own internal distribution channels to sell their own plans, determine not to sell their plans or otherwise limit or prohibit us from selling their plans. In addition to reducing commission rates, health insurance carriers may determine to exit certain states or increase premiums to a significant degree, which could cause our members’ health insurance to be terminated or our members to purchase new health insurance or determine not to pay for health insurance at all. If we lose these members, our business, operating results and financial condition could be harmed.

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

The ongoing COVID-19 pandemic and public health crises, illness, epidemics or pandemics could adversely impact our business, operating results and financial condition.

The spread of COVID-19 has created a global public health crisis that has resulted in unprecedented uncertainty, volatility and disruption in governmental, commercial and consumer activity in the United States and globally. In an effort to mitigate the spread of COVID-19, and to comply with applicable government directives, we have modified our business practices, including directing employees to work from home, restricting employee travel, cancelling in-person meetings and implementing our business contingency plans and protocols to the extent necessary. While we have not experienced a significant impact on our business, operating results or financial condition as a result of COVID-19 to date, there can be no assurances that they will not be materially adversely affected in the future. The extent to which the COVID-19 pandemic impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, including but not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume.

COVID-19 and public health crises, illness, epidemics or pandemics, in general, and disruption to our call center and service operations, in particular, could materially impact our business, operations and financial condition. A potential COVID-19 infection of any of our employees could adversely impact our operations, including resulting in the sudden closure of any of our offices. Our business operations may be disrupted if key personnel or significant portions of our employees are unable to work effectively, especially if such disruption occurs during or in our preparation for the Medicare annual enrollment period. The transition of our employee population to a remote work environment may exacerbate certain risks to our business, including an increased demand for information technology resources, increased risk of phishing and other cybersecurity attacks, and increased risk of unauthorized dissemination of sensitive personal information or proprietary or confidential information about us or our customers or other third-parties. Our business operations and recruitment efforts could be impacted if government offices, including CMS and state departments of insurance, remain adversely impacted by COVID-19 given that some of our marketing materials require CMS approval and health insurance agent licensing and licensing renewals are dependent on state department of insurance processing. In addition, our ability to hire a sufficient number of new unlicensed agents in anticipation of the Medicare annual enrollment period could be negatively impacted by closure or limited capacity of health insurance license testing facilities or delays in completing background checks and fingerprinting requirements. Our product development initiatives could also be negatively impacted by extended office closures. Furthermore, if any of our health insurance carriers, business partners or vendors increase the prices of or become unable to continue to provide their products or services as a result of COVID-19, or if health insurance carriers reduce our commission rates or the amount they pay us, our business, operating results and financial condition would be harmed. The impact of COVID-19 to our Individual, Family and Small Business segment is especially uncertain because of increases in unemployment rate, potential delays in customer premium payments and/or health insurance carrier commission payments, potential changes to the open enrollment period and special enrollment period, and potential changes to qualified health plans subsidies, among others. COVID-19 presents uncertainties and risks with respect to the demand for and pricing of health insurance plans, which could negatively impact our business, operating results and financial condition.

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

As part of our strategy, we have determined to invest in initiatives to accelerate growth in our Medicare product sales, including Medicare Advantage and Medicare Supplement plans. Pursuing and investing in these and other initiatives we develop will require significant investments in marketing and advertising, technology and product offerings, and customer care and enrollment, among others, and involves risks and uncertainties described elsewhere in this Risk Factors section, including the initiatives resulting in insufficient revenue to offset any expenses associated with these new investments, inadequate return of capital on our investments, legal and regulatory compliance risks, potential changes in laws and regulations and other issues that could cause us to fail to realize the anticipated benefits of our investments and incur unanticipated liabilities. Our pursuit of these strategic initiatives may not be successful. Our cash flow from operations is expected to be negative in the year ending December 31, 2020 and was negative in each of the years ended December 31, 2019, 2018 and 2017. As a result, our investment in these initiatives could result in our needing to raise additional capital. If we are not successful in executing on our business strategy, our business, operating results and financial condition would be harmed.
Significant consolidation in the health insurance industry could alter our relationships with carriers and harm our business and financial results.

The health insurance industry in the United States has experienced a substantial amount of consolidation, resulting in a decrease in the number of health insurance carriers. Consolidation in the health insurance industry could cause a loss of or changes in our relationship with carriers and reduction in our commission or other revenue, which could harm our business, operating results and financial condition. In the future, we may be forced to offer health insurance from a reduced number of insurance carriers or to derive a greater portion of our revenue from a more concentrated number of carriers as our business and the health insurance industry evolve. Revenue derived from carriers owned by UnitedHealthcare represented approximately 22% and 17% of our total revenue for the three months ended March 31, 2020 and 2019, respectively. Revenue derived from Humana represented approximately 19% and 23% of our total revenue for the three months ended March 31, 2020 and 2019, respectively. Revenue derived from Aetna represented approximately 15% and 17% of our total revenue for the three months ended March 31, 2020 and 2019, respectively. We have several agreements that govern our sale of health insurance plans with these health insurance carriers. They may be unilaterally amended or terminated by the carrier on short notice and the amendment or termination could adversely impact or cause the termination of the commission payments that we receive from these health insurance carriers, including commissions on plans that we have already sold, which could materially harm our business, operating results and financial condition. Our revenue could be adversely impacted if we are unable to maintain currently-existing levels of business with any of our significant health insurance carriers if we are unable to offset any loss of business with alternative health insurance carriers. We expect that a small number of health insurance carriers will account for a significant portion of our revenue for the foreseeable future and any impairment of our relationship with, or the material financial impairment of, these health insurance carriers could adversely affect our business.
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

We receive commissions from health insurance carriers for health insurance plans sold through us. When one of these plans is canceled, or if we otherwise do not remain the agent on the plan, we no longer receive the related commission payment. Our members may choose to discontinue their health insurance plans for a variety of reasons. Consumers may also purchase individual and family and Medicare-related health insurance plans directly from other sources, such as government-run health insurance exchanges, and we would not remain the agent on the policy and receive the related commission. Medicare Advantage plan enrollees may enroll in another Medicare Advantage plan or disenroll from their Medicare Advantage plan and return to original Medicare during the Medicare Advantage open enrollment period that is scheduled to occur between January 1st and March 31st of each year. If the new members that we enroll during this Medicare Advantage open enrollment period do not offset any loss of existing Medicare Advantage members or if investments we make during this new Medicare Advantage open enrollment period do not result in a significant number of approved and paying Medicare Advantage members, our business, operating results and financial condition would be harmed. In addition, the open enrollment period has caused us to experience an increased Medicare Advantage plan termination rate during each of the first quarter of 2020 and 2019. We believe this increase reflects a new seasonal pattern of consumer behavior and that seniors who optimize their plans during the first quarter are less likely to change plans again later in the year. If Medicare Advantage plan termination rate does not decline in subsequent quarters as we predict, our business, operating results and financial condition would be harmed.

Health insurance carriers have in the past and may in the future terminate health insurance plans purchased and held by our members. Any decrease in the amount of time we retain our members on the health insurance plans that they purchased through us could adversely impact the estimated constrained LTV we use for purposes of recognizing revenue, which could harm our business, operating results and financial condition. Moreover, if we are not able to successfully retain existing members and limit health insurance plan termination, our business, operating results and financial condition would be harmed. In addition, the Medicare-related commission rates that we receive may be higher in the first calendar year of a plan if the plan is the first Medicare-related plan issued to the member. The individual and family commission rates that we receive are typically higher in the first twelve months of a policy. After the first twelve months, they generally decline significantly. As a result, if we do not add a sufficient number of members to new plans, our business, operating results and financial condition would be harmed. If we experience higher health insurance plan termination rate than we estimated when we recognized commission revenue, we may not collect all of the related commissions receivable, which could result in a write-off of contract assets - commissions receivable, which would harm our business, operating results and financial condition.

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
The success of our customer care center operations depends upon our ability to timely hire, train, retain and ensure the productivity of our licensed health insurance agents.

In addition to our websites, we rely upon our customer care centers and, during the Medicare annual enrollment period, outsourced call centers to sell Medicare plans. The success of our customer care center operations is largely dependent on licensed health insurance agents and other employees. In order to sell Medicare-related health insurance plans, our health insurance agent employees and employees of outsourced call centers must be licensed by the states in which they are selling plans and certified and appointed with the health insurance carrier that offers the plans in each applicable state. Because a significant number of Medicare plans are sold in the fourth quarter each year during the Medicare annual enrollment period, we contract with outsourced call centers and hire additional employees on a temporary or seasonal basis in a limited period of time to address the expected increase in the volume of health insurance transactions during this period. We depend upon our employees, state departments of insurance, government exchanges and health insurance carriers for the licensing, certification and appointment of our health insurance agents. The COVID-19 pandemic and resulting containment measures have negatively impacted the capacity of health insurance license testing facilities and have caused delays in the completion of background checks and fingerprinting requirements. As a result, these health insurance agents may experience delays in obtaining health insurance licenses and certifications and health insurance carrier appointments. We and our outsourced call centers may experience difficulties hiring a sufficient number of additional licensed agents and retaining existing licensed agents for the Medicare annual enrollment period. If we and our outsourced call centers are not successful in these regards, our ability to sell Medicare-related health insurance plans will be impaired during the Medicare annual enrollment period, which would harm our business, operating results and financial condition.

Even if we or our outsourced call centers are successful in hiring licensed health insurance agents, our success depends on the productivity of these health insurance agents. Health insurance agents may not perform to the standard we expect of them, which could result in lower than expected conversion rates and revenue and higher costs of acquisition per member. We have observed that our health insurance agent employees are more productive than the employees of outsourced call centers and that experienced health insurance agents are more productive than new health insurance agents. As a result, the success of our business depends upon our ability to retain existing health insurance agents and hiring and training a sufficient number of internal health insurance agent employees who can perform to the standard we expect of them. Failure to retain, train and ensure the productivity of our health insurance agent employees and employees of outsourced call centers would harm our business, operating results and financial condition.

Our ability to sell Medicare-related health insurance plans as a health insurance agent depends upon maintenance of functioning information technology systems.

The success of our Medicare plan customer care center operations is dependent upon information technology systems. Many of our Medicare plan members utilize our customer care center in connection with their purchase of a Medicare plan. CMS rules require that our health insurance agent employees utilize CMS-approved scripts in connection with the sale of Medicare plans and that we record and maintain the recording of telephonic interactions relating to the sale of Medicare plans. We rely on telephone, call recording, customer relationship management and other systems and technology in our Medicare customer care center operations, and we are dependent upon third parties for some of them, including our telephone and call recording systems. These systems have failed temporarily in the past and may experience additional disruption due to an increase in remote work or other impacts as a result of COVID-19. The effectiveness and stability of our Medicare customer care center systems and technology are critical to our ability to sell Medicare plans, particularly during the Medicare enrollment periods, and the failure or interruption of any of these systems and technology or any inability to handle increased volume would harm our business, operating results and financial condition.

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

Our success in the Medicare plan market as a health insurance agent depends upon a number of additional factors, including:

•our ability to continue to adapt our ecommerce platforms to market Medicare plans, including our development or acquisition of marketing tools and features important in the sale of Medicare plans online and the effective modification of our user experience;
•our success in marketing to Medicare-eligible individuals, including television advertising, online marketing and direct mail marketing, and in entering into and maintaining marketing partner relationships to drive Medicare-eligible individuals to our ecommerce platforms or customer care centers on a cost-effective basis;
•our ability to hire and retain additional employees with experience in Medicare, including our ability to timely implement Medicare sales expertise into our customer care centers;
•our ability to implement and maintain an effective information technology infrastructure for the sale of Medicare plans, including the infrastructure and systems that support our websites, call centers and call recording;

•our ability to leverage technology in order to sell, and otherwise become more efficient at selling, Medicare-related plans over the telephone;
•our ability to comply with the numerous, complex and changing laws and regulations and CMS guidelines and policies relating to the marketing and sale of Medicare plans, including continuing to conform our online and offline sales processes to those laws and regulations; and
•the effectiveness with which our competitors market the availability of Medicare plans from sources other than our ecommerce platforms.

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
•devote more resources to website and systems development and other aspects of their operations to comply with applicable laws, regulations and rules;
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

Our business depends upon the private sector of the United States health insurance system, its relative role in financing health care delivery and health insurance carriers’ use of, and payment of commissions to, agents and brokers to market health insurance plans. The market for private health insurance in the United States is evolving and our future financial performance will depend in part on growth in this market. Changes and developments in the health insurance system in the United States could reduce demand for our services and harm our business. For example, there has been an ongoing national debate relating to the health care reimbursement system in the United States. Certain candidates for President of the United States, as well as some members of Congress have introduced proposals to expand the Medicare program, ranging from proposals generally known as Medicare-for-all that would create a new single payor national health insurance program for all United States residents, replacing virtually all other sources of public and private insurance, to more incremental approaches such as lowering the age of eligibility for the Medicare program or creating a new public health insurance plan option as a supplement to private sources of coverage. In the event that laws, regulations or rules that eliminate or reduce private sources of health insurance are adopted, the demand for our products could be adversely impacted and our business, operating results and financial condition would be harmed.

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

In December 2018, a federal district court in Texas in Texas v. United States of America et al., determined that the individual mandate in the Affordable Care Act is unconstitutional, because it was not within Congress’s tax power or interstate commerce power. It also determined that the remaining provisions of the Affordable Care Act were inseverable and therefore invalid. The court, however, did not rule that the operation of the Affordable Care Act be enjoined, so the law continues to operate until determined otherwise by the court or an appellate court. The Fifth Circuit Court of Appeals agreed with the district court that the mandate is unconstitutional, but remanded the case back to the district court to address whether the unconstitutionality of the mandate should impact the rest of the law. In March 2020, the Supreme Court has agreed to review the case, including whether the individual mandate is unconstitutional, and if the mandate is unconstitutional whether the rest of the Affordable Care Act can survive. If the Affordable Care Act were finally determined to be unconstitutional and no longer operated, it is unclear what impact it or its replacement would have on our business. However, it or its replacement could adversely impact our business, operating results and financial condition.
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

CMS has broad authority over the requirements that must be met in order to enroll individuals into qualified health plans through the FFM without visiting the FFM website. Beginning in the open enrollment period that occurred in the fourth quarter of 2018, CMS adopted a new enhanced direct enrollment pathway for CMS-approved partners to enroll individuals into qualified health plans and complete all steps in the eligibility and enrollment process on a single website. The enhanced direct enrollment process uses an application programming interface to transfer information relating to health plan and subsidy eligibility between the FFM and the approved partner’s website. Before enhanced direct enrollment partners are approved, extensive security and privacy reviews are conducted by an independent third-party auditor and CMS reviews the audit results to ensure the entity satisfies numerous additional privacy and security standards. We entered into an agreement to outsource certain aspects of the enrollment process for qualified health plans to a third party in light of the expense and burden associated with the additional requirements, and the entity was successful in passing the required audit to use this new process for the open enrollment period for 2020 coverage. However, if we do not develop the ability to satisfy the requirements to use the improved qualified health plan enrollment process in the future, or if we are unsuccessful in entering into or maintaining a relationship with a third party who is approved to use the process, we could be required to use an alternative “double redirect” process that would require our customers to visit the FFM website in the middle of purchasing qualified health insurance plans to receive a subsidy eligibility determination. We have in the past used the “double redirect” process which resulted in a reduction in the rate at which individuals and families starting the application process for qualified health plans and subsidies became members and a reduction in our individual and family health insurance plan membership and revenue. If we are forced to use the “double redirect” process in the future, we could continue to experience loss of existing members and new potential members and a reduction in our individual and family health insurance plan membership and commission revenue, which would harm our business, operating results and financial condition. In addition, if any third party we contract with to perform certain aspects of the qualified health plan selection and enrollment process has a poor consumer experience or otherwise experiences technical or other difficulties, we could experience a reduction in our individual and family health insurance plan membership and revenue and our business, operating results and financial condition could be harmed.
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
•the quality of and changes to the consumer experience on our ecommerce platforms or with our customer care centers;
•regulatory requirements, including those that make the experience on our ecommerce platforms cumbersome or difficult to navigate or reduce the ability of consumers to purchase plans outside of enrollment periods;
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
•health insurance carrier guidelines applicable to applications submitted by consumers, the amount of time a carrier takes to make a decision on that application and the percentage of submitted applications approved by health insurance carriers;
•the effectiveness of health insurance agents in assisting consumers; and
•our ability to enroll subsidy-eligible individuals in qualified health plans through government-run health insurance exchanges and the efficacy of the process we are required to use to do so.

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

Many factors influence the success of our relationship with our marketing partners, including:

•the continued positive market presence, reputation and growth of the marketing partner;
•the effectiveness of the marketing partner in marketing our website and services, including whether the marketing partner is successful in maintaining the prominence of its website in algorithmic search result listings and paid Internet advertisements;
•the compliance of our marketing partners with applicable laws, regulations and guidelines;
•the interest of the marketing partner’s customers in the health insurance plans that we offer;
•the contractual terms we negotiate with the marketing partner, including the marketing fees we agree to pay a marketing partner;
•the percentage of the marketing partner’s customers that submit applications or purchase health insurance policies through us;
•the ability of a marketing partner to maintain efficient and uninterrupted operation of its website; and
•our ability to work with the marketing partner to implement website changes, launch marketing campaigns and pursue other initiatives necessary to maintain positive consumer experiences and acceptable traffic volumes.

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

Given our reliance on our marketing partners, our business operating results and financial condition would be harmed if any of the following were to occur:

•if we are unable to maintain successful relationships with our existing marketing partners, particularly marketing partners responsible for a significant number of our submitted applications;
•if we fail to establish successful relationships with new marketing partners;
•if we experience competition in our receipt of referrals from our high volume marketing partners; and
•if we are required to pay increased amounts to our marketing partners.

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

Any compromise or perceived compromise of our security or the security of one of our vendors could damage our reputation, cause the termination of relationships with government-run health insurance exchanges and our members, marketing partners and health insurance carriers, reduce demand for our services and subject us to significant liability and expense as well as regulatory action and lawsuits, which would harm our business, operating results and financial condition. The COVID-19 pandemic generally is increasing the attack surface available to criminals, as more companies and individuals work remotely and otherwise work online. Consequently, the risk of a cybersecurity incident has increased. We cannot provide assurances that our preventative efforts, or those of our vendors or service providers, will be successful.In addition, in the event that additional data security laws are implemented, or our health insurance carrier or other partners determine to impose requirements on us relating to data security, we may not be able to timely comply with such requirements or such requirements may not be compatible with our current processes. Changing our processes could be time consuming and expensive, and failure to timely implement required changes could result in our inability to sell health insurance plans in a particular jurisdiction or for a particular health insurance carrier or subject us to liability for non-compliance, any of which would damage our business, operating results and financial condition. For instance, health insurance carriers may require us to be compliant with security standards in order to accept credit card information from consumers or require us to comply with privacy and security standards to do business with us at all. Compliance with privacy and security standards is regularly assessed, and we may not always be compliant with the standards. If we are not in compliance, we may not be able to accept credit card information from consumers or conduct health insurance business, and our relationship with health insurance carriers could be adversely impacted or terminated, which would harm our business, operating results and financial condition.

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

We acquired Wealth, Health and Life Advisors, LLC, more commonly known as GoMedigap, in January 2018 and we may in the future acquire other businesses, products and technologies. Our ability as an organization to successfully make and integrate acquisitions is unproven. Acquisitions could require significant capital infusions and could involve many risks, including the following:

•an acquisition may negatively impact our results of operations because it will require us to incur transaction expenses, and after the transaction, may require us to incur charges and substantial debt or liabilities, may require the amortization, write down or impairment of amounts related to deferred compensation, goodwill and other intangible assets, or may cause adverse tax consequences, substantial depreciation or deferred compensation charges, such as expenses related to the change in fair value of earnout liability;
•an acquisition undertaken for strategic business purposes may negatively impact our results of operations;
•we may encounter difficulties in assimilating and integrating the business, technologies, products, personnel or operations of companies that we acquire, particularly if key personnel of the acquired company departs or decide not to work for us;
•an acquisition may disrupt our ongoing business, divert resources, increase our expenses and distract our management;
•we may be required to implement or improve internal controls, procedures and policies appropriate for a public company at a business that prior to the acquisition lacked these controls, procedures and policies;

•the acquired businesses, products or technologies may not generate sufficient revenue to offset acquisition costs or to maintain our financial results;
•we may have to issue securities to complete an acquisition, which would dilute our stockholders’ ownership and could adversely affect the market price of our common stock; and
•acquisitions may involve the entry into geographic or business markets in which we have little or no prior experience.

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

We are party to a credit agreement with Royal Bank of Canada and other lenders that enables us to borrow up to $75 million pursuant to a revolving credit facility. This credit agreement imposes certain covenants and restrictions on our business and our ability to obtain additional financing. As of March 31, 2020, we had no outstanding debt under our revolving credit facility.

Among other things, the credit agreement requires the lender’s consent, under certain circumstances, to:

•merge or consolidate;
•sell or transfer assets outside the ordinary course of business;
•make certain types of investments and restricted payments;
•incur additional indebtedness or guarantee indebtedness of others;
•pay dividends on our capital stock;
•enter into transactions with affiliates; and
•grant liens on our assets, subject to certain exceptions.

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

We are required to maintain a valid license in each state in which we transact health insurance business and to adhere to sales, documentation and administration practices specific to that state. We must maintain our health insurance licenses to continue selling plans and to continue to receive commissions from health insurance carriers. In addition, each employee who transacts health insurance business on our behalf must maintain a valid license in one or more states. Because we do business in all 50 states and the District of Columbia, compliance with health insurance-related laws, rules and regulations is difficult and imposes significant costs on our business. Each jurisdiction’s insurance department typically has the power, among other things, to:

•grant, limit, suspend and revoke licenses to transact insurance business;
•conduct inquiries into the insurance-related activities and conduct of agents and agencies;
•require and regulate disclosure in connection with the sale and solicitation of health insurance;
•authorize how, by which personnel and under what circumstances insurance premiums can be quoted and published and an insurance policy sold;
•approve which entities can be paid commissions from carriers and the circumstances under which they may be paid;
•regulate the content of insurance-related advertisements, including web pages, and other marketing practices;
•approve policy forms, require specific benefits and benefit levels and regulate premium rates;
•impose fines and other penalties; and
•impose continuing education requirements.

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

The trading price of our common stock has been volatile and is likely to continue to fluctuate substantially. For the quarter ended March 31, 2020, the closing price of our common stock fluctuated from $85.70 to $146.09 per share. The trading price of our common stock depends on a number of factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our common stock since you might be unable to sell your shares at or above the price you paid. Factors that could cause fluctuations in the trading price of our common stock include the following:

•price and volume fluctuations in the overall stock market from time to time, including as a result of the COVID-19 pandemic;
•volatility in the market prices and trading volumes of our competitors' shares, including high technology stocks, which have historically experienced high levels of volatility;
•new laws or regulations or new interpretations of existing laws or regulations applicable to our business, including developments relating to the health care industry, particularly health care reform legislation and the implementation of health care reform;
•actual or anticipated changes in our operating results or fluctuations in our operating results;
•changes in operating performance and stock market valuations of other technology companies generally, and of our competitors;
•failure of securities analysts to maintain coverage of us, changes in financial estimates by any securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors;
•sales of shares of our common stock by us or our stockholders;
•announcements by us or our competitors of new products or services;
•the public reaction to our press releases, other public announcements, and filings with the SEC;
•rumors and market speculation involving us or other companies in our industry;
•negative publicity about us, including accurate and inaccurate third-party commentary or reports regarding us;
•actual or anticipated developments in our business, our competitors' businesses, or the competitive landscape generally;
•our ability to control costs, including our operating expenses;
•litigation involving us, our industry or both, or investigations by regulators into our operations or those of our competitors;
•developments or disputes concerning our intellectual property or other proprietary rights;
•announced or completed acquisitions of businesses or technologies by us or our competitors;
•changes in accounting standards, policies, guidelines, interpretations, or principles;
•any significant change in our management; and
•general economic conditions and slow or negative growth of our markets.
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

Our certificate of incorporation, bylaws, and Delaware law contain provisions which could have the effect of rendering more difficult, delaying, or preventing an acquisition deemed undesirable by our board of directors. Our corporate governance documents include provisions:

•creating a classified board of directors whose members serve staggered three-year terms;
•authorizing undesignated preferred stock, which could be issued by our board of directors without stockholder approval and may contain voting, liquidation, dividend, and other rights superior to our common stock;
•limiting the liability of, and providing indemnification to, our directors and officers;
•limiting the ability of our stockholders to call and bring business before special meetings;
•requiring advance notice of stockholder proposals for business to be conducted at meetings of our stockholders and for nominations of candidates for election to our board of directors;
•controlling the procedures for the conduct and scheduling of board of directors and stockholder meetings; and
•providing our board of directors with the express power to postpone previously scheduled annual meetings and to cancel previously scheduled special meetings.

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

Exhibit Number			Incorporation by Reference Herein
		Description of Exhibit	Form	Date
10.1		Eleventh Amendment to Lease and Acknowledgment to Standard Lease Agreement (Office), dated January 29, 2020, between Carlsen Investments, LLC and eHealthInsurance Services, Inc.	Current Report on Form 8-K (File No. 001-33071)	February 4, 2020
10.2		Employment Agreement, dated February 20, 2020, between eHealthInsurance Services, Inc. and Robert Hurley.	Current Report on Form 8-K (File No. 001-33071)	February 21, 2020
31.1	†	Certification of Scott N. Flanders, Chief Executive Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	†	Certification of Derek N. Yung, Chief Financial Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	‡	Certification of Scott N. Flanders, Chief Executive Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	‡	Certification of Derek N. Yung, Chief Financial Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	†	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	†	Inline XBRL Taxonomy Extension Schema Document
101.CAL	†	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	†	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	†	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	†	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		The cover page from the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2020, formatted in Inline XBRL and contained in Exhibit 101

† Filed herewith.
‡ Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EHEALTH, INC.
Date:	May 8, 2020	/s/ Scott N. Flanders
Scott N. Flanders Chief Executive Officer (Principal Executive Officer)
Date:	May 8, 2020	/s/ Derek N. Yung
Derek N. Yung Chief Financial Officer (Principal Financial and Accounting Officer)