Form 10-Q
period 2020-06-30
eHealth, Inc.
filed 2020-08-06
CIK 1333493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of July 31, 2020 was 25,749,916 shares.

EHEALTH, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
EHEALTH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2020*	December 31, 2019
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$76,842	$23,466
Short-term marketable securities	123,158	—
Accounts receivable	2,724	2,332
Contract assets – commissions receivable – current	141,774	174,526
Prepaid expenses and other current assets	10,635	7,822
Total current assets	355,133	208,146
Contract assets – commissions receivable – non-current	441,012	414,696
Property and equipment, net	13,751	10,518
Long-term marketable securities	11,361	—
Operating lease right-of-use assets	47,497	36,621
Restricted cash	3,354	3,354
Other assets	21,865	18,004
Intangible assets, net	9,142	10,062
Goodwill	40,233	40,233
Total assets	$943,348	$741,634
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,285	$24,554
Accrued compensation and benefits	21,795	29,578
Accrued marketing expenses	4,712	12,041
Earnout liability – current	—	37,273
Lease liabilities – current	4,922	4,759
Deferred revenue	97	2,570
Other current liabilities	3,909	2,210
Total current liabilities	42,720	112,985
Deferred income taxes – non-current	59,244	64,130
Lease liabilities – non-current	45,784	34,305
Other non-current liabilities	3,545	3,050
Stockholders’ equity:
Common stock	37	35
Additional paid-in capital	720,976	455,159
Treasury stock, at cost	(199,998)	(199,998)
Retained earnings	270,787	271,852
Accumulated other comprehensive income	253	116
Total stockholders’ equity	792,055	527,164
Total liabilities and stockholders’ equity	$943,348	$741,634
_____________
* Reflects the impact from the adoption of ASC 326 on January 1, 2020. See Note 1 – Summary of Business and Significant Accounting Policies for details.

The accompanying notes are an integral part of these condensed consolidated financial statements.

EHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share amounts, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue:
Commission	$80,773	$60,606	$180,442	$124,833
Other	7,993	5,161	14,732	9,707
Total revenue	88,766	65,767	195,174	134,540
Operating costs and expenses:
Cost of revenue	540	449	1,678	372
Marketing and advertising	32,873	23,104	70,637	47,045
Customer care and enrollment	27,148	21,479	57,683	41,423
Technology and content	13,373	10,437	29,113	19,454
General and administrative	20,713	14,862	40,366	26,140
Amortization of intangible assets	373	547	920	1,094
Change in fair value of earnout liability	—	7,200	—	20,506
Total operating costs and expenses	95,020	78,078	200,397	156,034
Loss from operations	(6,254)	(12,311)	(5,223)	(21,494)
Other income, net	452	699	825	1,256
Loss before benefit from income taxes	(5,802)	(11,612)	(4,398)	(20,238)
Benefit from income taxes	(2,432)	(5,858)	(4,480)	(9,325)
Net income (loss)	$(3,370)	$(5,754)	$82	$(10,913)

Net income (loss) per share:
Basic and diluted	$(0.13)	$(0.25)	$0.00	$(0.48)
Weighted-average number of shares used in per share amounts:
Basic	26,358	23,091	25,539	22,508
Diluted	26,358	23,091	26,758	22,508
Comprehensive income:
Net income (loss)	$(3,370)	$(5,754)	$82	$(10,913)
Unrealized holding gain for available for sales debt securities, net of tax	143	—	168	—
Foreign currency translation adjustment	—	(25)	(31)	4
Comprehensive income (loss)	$(3,227)	$(5,779)	$219	$(10,909)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, unaudited)

Three Months Ended June 30, 2020
	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance as of March 31, 2020	37,258	$37	$717,380	(11,649)	$(199,998)	$274,157	$110	$791,686
Issuance of common stock in connection with equity incentive plans	115	—	223	—	—	—	—	223
Repurchase of shares to satisfy employee tax withholding obligations		—	(3,785)	(49)	—	—	—	(3,785)
Stock-based compensation	—	—	7,158	—	—	—	—	7,158
Other comprehensive income, net of tax	—	—	—	—	—	—	143	143
Net loss	—	—	—	—	—	(3,370)	—	(3,370)
Balance as of June 30, 2020	37,373	$37	$720,976	(11,698)	$(199,998)	$270,787	$253	$792,055

Three Months Ended June 30, 2019
	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance as of March 31, 2019	34,090	$34	$445,652	(11,450)	$(199,998)	$199,806	$156	$445,650
Issuance of common stock in connection with equity incentive plans	177	—	888	—	—		—	888
Repurchase of shares to satisfy employee tax withholding obligations	—	—	(2,172)	(32)	—		—	(2,172)
Stock-based compensation	—	—	4,678	—	—		—	4,678
Foreign currency translation adjustment, net of taxes	—	—	—	—	—		(25)	(25)
Net loss	—	—	—	—	—	(5,754)	—	(5,754)
Balance as of June 30, 2019	34,267	$34	$449,046	(11,482)	$(199,998)	$194,052	$131	$443,265

The accompanying notes are an integral part of these condensed consolidated financial statements.

EHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, unaudited)

Six Months Ended June 30, 2020
	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance as of December 31, 2019	34,752	$35	$455,159	(11,616)	$(199,998)	$271,852	$116	$527,164
Cumulative effect from the adoption of ASU 2016-13	—	—	—	—	—	(1,147)	—	(1,147)
Issuance of common stock in connection with equity incentive plans	256	—	1,314	—	—	—	—	1,314
Repurchase of shares to satisfy employee tax withholding obligations	—	—	(8,160)	(82)	—	—	—	(8,160)
Shares issued in equity offering	2,070	2	228,022	—	—	—	—	228,024
Settlement of earnout liability	295	—	28,521	—	—	—	—	28,521
Stock-based compensation	—	—	16,120	—	—	—	—	16,120
Other comprehensive income, net of tax	—	—	—	—	—	—	137	137
Net income	—	—	—	—	—	82	—	82
Balance as of June 30, 2020	37,373	$37	$720,976	(11,698)	$(199,998)	$270,787	$253	$792,055

Six Months Ended June 30, 2019
	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance as of December 31, 2018	30,863	$31	$298,024	(11,426)	$(199,998)	$204,965	$127	$303,149
Issuance of common stock in connection with equity incentive plans	349	—	3,255	—	—	—	—	3,255
Repurchase of shares to satisfy employee tax withholding obligations	—	—	(3,452)	(56)	—	—	—	(3,452)
Shares issued in equity offering	2,760	3	126,048	—	—	—	—	126,051
Settlement of earnout liability	295	—	17,264	—	—	—	—	17,264
Stock-based compensation	—	—	7,907	—	—	—	—	7,907
Foreign currency translation adjustment, net of taxes	—	—	—	—	—	—	4	4
Net loss	—	—	—	—	—	(10,913)	—	(10,913)
Balance as of June 30, 2019	34,267	$34	$449,046	(11,482)	$(199,998)	$194,052	$131	$443,265

The accompanying notes are an integral part of these condensed consolidated financial statements.

EHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Six Months Ended June 30,
	2020	2019
Operating activities:
Net income (loss)	$82	$(10,913)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,681	1,388
Amortization of internally developed software	3,235	1,513
Amortization of intangible assets	920	1,094
Stock-based compensation expense	15,390	7,907
Deferred income taxes	(4,520)	(9,535)
Change in fair value of earnout liability	—	20,506
Other non-cash items	246	(1,048)
Changes in operating assets and liabilities:
Accounts receivable	(392)	2,543
Contract assets – commissions receivable	4,842	4,443
Prepaid expenses and other assets	(1,031)	(2,696)
Accounts payable	(17,482)	147
Accrued compensation and benefits	(7,782)	(5,498)
Accrued marketing expenses	(7,328)	(7,342)
Deferred revenue	(2,473)	(118)
Accrued expenses and other liabilities	2,214	(1,166)
Net cash provided by (used in) operating activities	(12,398)	1,225
Investing activities:
Capitalized internal-use software and website development costs	(7,609)	(3,433)
Purchases of property and equipment and other assets	(4,664)	(3,786)
Purchases of marketable securities	(147,546)	—
Proceeds from redemption and maturities of marketable securities	13,250	—
Payments for security deposits	—	(896)
Net cash used in investing activities	(146,569)	(8,115)
Financing activities:
Proceeds from issuance of common stock, net of issuance costs	228,024	126,051
Net proceeds from exercise of common stock options	1,314	3,255
Repurchase of shares to satisfy employee tax withholding obligations	(8,160)	(3,452)
Repayment of debt	—	(5,000)
Acquisition-related contingent payments	(8,751)	(9,542)
Principal payments in connection with leases	(83)	(50)
Net cash provided by financing activities	212,344	111,262
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1)	29
Net increase in cash, cash equivalents and restricted cash	53,376	104,401
Cash, cash equivalents and restricted cash at beginning of period	26,820	13,089
Cash, cash equivalents and restricted cash at end of period	$80,196	$117,490

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

Basis of Presentation – The accompanying condensed consolidated balance sheets as of June 30, 2020 and December 31, 2019, the condensed consolidated statements of comprehensive income (loss) and stockholders’ equity for the three and six months ended June 30, 2020 and 2019, and the condensed consolidated statements of cash flows for the six months ended June 30, 2020 and 2019, respectively, are unaudited. The condensed consolidated balance sheet data as of December 31, 2019 was derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the Securities and Exchange Commission on March 2, 2020. The accompanying financial statements and related notes should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K.

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

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2019 and include all adjustments necessary for the fair presentation of our financial position as of June 30, 2020 and December 31, 2019, and our results of operations for the periods presented. Our financial position as of June 30, 2020, results of operations for the three and six months ended June 30, 2020, and cash flows for the six months ended June 30, 2020 were not materially impacted by the COVID-19 pandemic but the Company is continuously assessing the evolving situation related to the pandemic. The results for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for any subsequent period or for the year ending December 31, 2020 and therefore should not be relied upon as an indicator of future results.

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

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
With the exception of the change for the accounting of credit losses as a result of the adoption of Accounting Standard Updates (“ASU”) No. 2016-13, Financial Instruments – Credit Losses discussed below, there have been no material changes to our significant accounting policies discussed in our Annual Report on Form 10-K for the year ended December 31, 2019.

Seasonality – Open enrollment periods drive the seasonality of our business. A greater number of our Medicare-related health insurance plans are sold in our fourth quarter during the Medicare annual enrollment period when Medicare-eligible individuals are permitted to change their Medicare Advantage, Medicare Supplement, and Medicare Part D prescription drug coverage for the following year. As a result, our Medicare plan-related commission revenue is highest in our fourth quarter. Any changes or additional enrollment periods may change the seasonality of our business. For instance, due to the recent reintroduction of the Medicare Advantage open enrollment period that takes place in the first quarter of the year, our first quarter is generally the second-highest revenue generating quarter.

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

Recently Adopted Accounting Pronouncement

Financial Instruments – Credit Losses (Topic 326) – In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326), that requires companies to present certain financial assets net of the amount expected to be collected. The guidance requires the measurement of expected credit losses to be based on relevant information from past events, including historical experiences, current conditions and reasonable and supportable forecasts that affect collectability. Contract assets – commissions receivable were the Company's only financial assets that were materially impacted by this guidance.

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
____________

*Adjustment to Other assets is due to the increase in deferred tax assets resulting from the adoption of the accounting guidance.

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

Note 2 – Revenue

Disaggregation of Revenue – The table below disaggregates our revenue by product (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Medicare
Medicare Advantage	$58,586	$36,607	$126,933	$76,450
Medicare Supplement	9,893	8,256	25,063	16,853
Medicare Part D	1,158	1,765	6,819	4,101
Total Medicare	69,637	46,628	158,815	97,404
Individual and Family (1)
Non-Qualified Health Plans	1,224	5,817	2,670	8,446
Qualified Health Plans	883	553	2,093	4,061
Total Individual and Family	2,107	6,370	4,763	12,507
Ancillary
Short-term	2,070	2,695	4,286	4,011
Dental	596	928	1,339	1,718
Vision	187	295	430	757
Other	797	723	1,846	1,674
Total Ancillary	3,650	4,641	7,901	8,160
Small Business	2,281	1,998	5,252	4,638
Commission Bonus	3,098	969	3,711	2,124
Total Commission Revenue	80,773	60,606	180,442	124,833
Other Revenue	7,993	5,161	14,732	9,707
Total Revenue	$88,766	$65,767	$195,174	$134,540
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

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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

Revenue Recognition Based on Estimated Constrained LTV

Our revenue primarily consists of commission revenue generated from health insurance carriers, which we define as our customers under the Accounting Standards Codification 606 – Revenue from Contracts with Customers (“ASC 606”). We recognize revenue for plans approved during the period by applying the latest estimated constrained life time value (“LTV”) for that product. We recognize adjustment revenue for plans approved in prior periods when changes in assumptions for constrained LTV calculations are made and when there is sufficient evidence demonstrating a trend that is different from the estimated constrained LTV at the time of approval resulting in a change in estimate to expected cash collections. Net adjustment revenue consists of increases in revenue for certain prior period cohorts as well as reductions in revenue for certain prior period cohorts. We recognize positive adjustment revenue to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. We assess the risk of significant revenue reversal based on statistical and qualitative analysis given historical information and current market conditions.

Our commission revenue for each product line is based on a number of assumptions, which include, but are not limited to, estimating conversion of an approved member to a paying member, forecasting average plan duration and forecasting the commission amounts likely to be received per member. These assumptions are based on our analysis of historical trends for different cohorts and incorporate management’s judgment in interpreting those trends and in applying the constraints discussed below. For our Medicare commission revenue, which represented 88% and 78% of our total commission revenue for the six months ended June 30, 2020 and 2019, respectively, the estimated average plan duration, which is the average length of time paying members are active on their plans, used to calculate Medicare health insurance plan LTVs historically has been approximately 3 years for Medicare Advantage plans, approximately 5 years for Medicare Part D prescription drug plans, and approximately 5 years for Medicare Supplement plans. While the average plan duration has been approximately 3 years for Medicare Advantage plans, certain members may have a duration of up to 15 years. The estimated average plan duration used to calculate the LTV for major medical individual and family health insurance plans historically has been approximately 1.5 to 2 years. For short term health insurance plan LTVs, the estimated average plan duration historically has been approximately six months. For all other ancillary health insurance plan LTVs, the estimated average plan duration has historically varied from 1 to 3 years.

Constraints are applied to LTV for revenue recognition purposes to help ensure that the total estimated lifetime commissions expected to be collected for an approved member’s plan are recognized as revenue only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with future commissions receivable from the plan is subsequently resolved. Significant judgment can be involved in determining the constraint. To determine the constraints to be applied to LTV, we compare prior calculations of LTV to actual cash received and review the reasons for any variations. We then apply judgment in assessing whether the difference between historical cash collections and LTV is representative of differences that can be expected in future periods. We also analyze whether circumstances have changed and consider any known or potential modifications to the inputs into LTV in light of the factors that can impact the amount of cash expected to be collected in future periods, including but not limited to commission rates, carrier mix, plan duration, changes in laws and regulations, and cancellations of insurance plans offered by health insurance carriers with which we have a relationship. We evaluate the appropriateness of our constraints on a quarterly basis, and we update our assumptions when we observe a sufficient amount of evidence that would suggest that the long-term expectation underlying the assumptions has changed.

Since the adoption of ASC 606, we re-compute LTVs for all outstanding cohorts on a quarterly basis. We continually review and monitor changes in the data used to estimate LTV and compare the cash received for each cohort to our original estimates at the time of approval. The fluctuations of cash received for each cohort and LTV can be significant and may or may not be indicative of the need to adjust revenue for prior period cohorts. Changes in LTV may result in an increase or a decrease to revenue and a corresponding increase or decrease to contract assets – commissions receivable. We analyze these fluctuations and, to the extent we see changes in our estimates of the cash commission collections that we believe are indicative of an increase or decrease to prior period LTVs, we adjust revenue for the affected cohorts at the time such determination is made and when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. As we

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
accumulate more historical data, we continue to enhance our LTV estimation models using statistical tools to increase the accuracy of LTV estimates with an emphasis on improving member attrition forecasting. The enhancements to the LTV estimation model provide greater statistical certainty on expected cash collections, particularly for earlier period cohorts where there is more historical data available.

Our LTV estimation models for the three and six months ended June 30, 2020 indicated increases in LTVs and estimates of future cash collections for earlier period cohorts of certain products within our Individual, Family and Small Business segment. However, after considering various market factors and recent changes due to the impact of COVID-19 on the U.S. economy, such as increases in unemployment rate, potential delays in insurance premium payments and/or health insurance carrier commission payments, potential changes to enrollment periods, and potential changes to qualified health plan subsidies, we limited the adjustment revenue recognized during the six months ended June 30, 2020 to actual cash collected in excess of previously recognized revenue for certain individual and family and ancillary plan cohorts. These prevailing market conditions did not have an impact on the amount of adjustment revenue recognized for any other products we sell.

We recorded net adjustment revenue of $4.2 million and $9.4 million, or $0.16 and $0.41 per basic and diluted share for the three months ended June 30, 2020 and 2019, respectively. Net adjustment revenue was $17.0 million and $16.8 million, or $0.67 and $0.75 per basic share, or $0.64 and $0.75 per diluted share, respectively, for the six months ended June 30, 2020 and 2019, respectively.

Commission revenue by segment is presented in the table below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Medicare
Commission Revenue from Members Approved During the Period (1)	$72,165	$47,428	$153,290	$98,010
Net Commission Revenue from Members Approved in Prior Periods (2)	685	346	9,664	1,413
Total Medicare Segment Commission Revenue	$72,850	$47,774	$162,954	$99,423
Individual, Family and Small Business
Commission Revenue from Members Approved During the Period (1)	$4,362	$3,785	$10,158	$10,010
Net Commission Revenue from Members Approved in Prior Periods (2)	3,561	9,047	7,330	15,400
Total IFP/SMB Segment Commission Revenue	$7,923	$12,832	$17,488	$25,410
_____________

(1)These amounts include commission bonus revenue.
(2)These amounts reflect our revised estimates of cash collections for certain members approved prior to the relevant reporting period that are recognized as net adjustment revenue within the relevant reporting period. The net adjustment revenue includes both increases in revenue for certain prior period cohorts as well as reductions in revenue for certain prior period cohorts. The reductions to revenue for certain prior periods cohorts were $1.6 million and $1.5 million for the six months ended June 30, 2020 and 2019, respectively, and $1.6 million and $0.8 million for the three months ended June 30, 2020 and 2019, respectively. These reductions to revenue primarily related to the Medicare segment.

Note 3 – Supplemental Financial Statement Information

Cash, Cash Equivalents and Restricted Cash

We consider all investments with an original maturity of 90 days or less from the date of purchase to be cash equivalents. Cash and cash equivalents are stated at fair value. We also invested in marketable securities that are measured and

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
recorded at fair value. See Note 4 – Fair Value Measurements for further discussion about our marketable securities. As of June 30, 2020 and December 31, 2019, our cash, cash equivalent and restricted cash balances were invested as follows (in thousands):

	June 30, 2020	December 31, 2019
Cash	$30,303	$16,205
Cash equivalents	46,539	7,261
Restricted cash	3,354	3,354
Total cash, cash equivalents and restricted cash	$80,196	$26,820

As of June 30, 2020 and December 31, 2019, we had $3.4 million of restricted cash which was classified as a non-current asset on our Condensed Consolidated Balance Sheets. This amount collateralizes letters of credit related to certain lease commitments.

Contract Assets and Accounts Receivable

We do not require collateral or other security for our contract assets and accounts receivable. We believe the potential for collection issues with any of our customers was minimal as of June 30, 2020.

Our contract assets and accounts receivable consisted of the following for the periods presented (in thousands):

	June 30, 2020	December 31, 2019
Contract assets – commissions receivable – current	$141,774	$174,526
Contract assets – commissions receivable – non-current	441,012	414,696
Accounts receivable	2,724	2,332
Total contract assets and accounts receivable	$585,510	$591,554

We estimate the allowance for credit loss balance using relevant available information from internal and external sources, related to past events, current conditions, and reasonable and supportable forecasts. Specifically, for the purpose of measuring the probability of default parameters, we utilize Capital IQ’s, Standard & Poor’s and Moody’s analytics. Our estimates of loss given default are determined by using our historical collections data as well as historical information obtained through our research and review of other insurance related companies. Our estimated exposure at default is determined by applying these internal and external data sources to our commission receivable balances. As such, we apply an immediate reversion method and revert to historical loss information when computing our credit loss exposure.

Subsequent to the adoption of ASC 326, we considered the impact of recent events and global economic condition when evaluating the appropriate adjustments to our allowance as of June 30, 2020. Determining the extent of these adjustments in the three and six months ended June 30, 2020 was especially challenging because we do not have any historical loss information for a period of similar economic decline. We considered the current and expected future economic and market conditions surrounding the COVID-19 pandemic and determined that the estimate of credit losses was not materially impacted as of June 30, 2020. After our management's evaluation, we recorded credit loss expenses of $0.1 million during the six months ended June 30, 2020 which is included in general and administrative expense on our Condensed Consolidated Statement of Comprehensive Income.

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Our contract assets – commission receivable activities, net of credit loss allowance are summarized as follows (in thousands):

	Six Months Ended June 30, 2020
	Medicare Segment	IFP/SMB Segment	Total
Beginning balance	$550,922	$38,300	$589,222
Commission revenue from members approved during the period	153,290	10,158	163,448
Net commission revenue adjustments from members approved in prior period	9,664	7,330	16,994
Cash receipts	(161,113)	(24,171)	(185,284)
Net change in credit loss allowance*	(1,508)	(86)	(1,594)
Ending balance	$551,255	$31,531	$582,786

	Six Months Ended June 30, 2019
	Medicare Segment	IFP/SMB Segment	Total
Beginning balance	$311,977	$33,881	$345,858
Commission revenue from members approved during the period	98,010	10,010	108,020
Net commission revenue adjustments from members approved in prior period	1,413	15,400	16,813
Cash receipts	(102,495)	(26,781)	(129,276)
Change in credit loss allowance	—	—	—
Ending balance	$308,905	$32,510	$341,415
_____________

*Amount consists of transition adjustment of $1.5 million related to the adoption of ASC 326 as of January 1, 2020 and the subsequent credit loss adjustment of $0.1 million during the six months ended June 30, 2020. See Note 1 – Summary of Business and Significant Accounting Policies for details regarding the adoption impact.

Credit Risk

Our financial instruments that are exposed to concentrations of credit risk principally consist of cash, cash equivalents, contract assets – commissions receivable, and accounts receivable. We invest our cash and cash equivalents with major banks and financial institutions and, at times, such investments are in excess of federally insured limits. We also have deposits with a major bank in China that are denominated in both U.S. dollars and Chinese Yuan Renminbi and are not insured by the U.S. federal government. The deposits in China were $3.1 million as of June 30, 2020.

We do not require collateral or other security for either our contract assets or accounts receivable. Carriers that represented 10% or more of our total contract assets and accounts receivable balance are summarized as of the dates presented below:

	June 30, 2020	December 31, 2019
UnitedHealthCare (1)	23%	20%
Humana	22%	22%
Aetna (2)	21%	20%
_____________

(1)UnitedHealthcare also includes other carriers owned by UnitedHealthcare.
(2)Aetna also includes other carriers owned by Aetna.

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Prepaid Expenses and Other Current Assets – Prepaid expenses and other current assets are summarized as follows (in thousands):

	June 30, 2020	December 31, 2019
Prepaid maintenance contracts	$5,249	$3,853
Prepaid expenses	2,783	2,207
Prepaid insurance	1,121	918
Income tax receivable	1,041	584
Other	441	260
Prepaid expenses and other current assets	$10,635	$7,822

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

Our financial assets and liabilities measured at fair value on a recurring basis are summarized below by their classification within the fair value hierarchy for the period presented below (in thousands):

	As of June 30, 2020
	Carrying Value	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents
Money market funds	$18,444	$18,444	$—	$—	$18,444
Commercial paper	22,095	—	22,095	—	22,095
Agency bonds	6,000	—	6,000	—	6,000
Short-term marketable securities
Commercial paper	62,954	—	62,954	—	62,954
Agency bonds	60,204	—	60,204	—	60,204
Long-term marketable securities
Agency bonds	11,361	—	11,361	—	11,361
Total assets measured and recorded at fair value	$181,058	$18,444	$162,614	$—	$181,058

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	As of December 31, 2019
	Carrying Value	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents
Money market funds	$7,261	$7,261	$—	$—	$7,261
Liabilities
Earnout liability – current	$37,273	$—	$—	$37,273	$37,273

Our cash equivalents were invested in money market funds, commercial paper, and agency bonds with original maturity of 90 days or less were classified as Level 1. We endeavor to utilize the best available information in measuring fair value. We used observable prices in active markets in determining the classification of our investments as Level 1.

As of June 30, 2020, our Level 2 assets included our available for sale marketable securities, which consisted of commercial paper and agency bonds with maturity less than two years. We classify our marketable debt securities within Level 2 in the fair value hierarchy, because we use quoted market prices to the extent available or alternative pricing sources and models utilizing market observable inputs to determine fair value. Our portfolio primarily consisted of financial instruments with credit rating of AA+ or equivalent by S&P Rating and Moody's Investor Services. There were no transfers between the hierarchy levels during the six months ended June 30, 2020.

The following table summarizes our cash equivalents and available-for-sale debt securities by contractual maturity (in thousands):

	As of June 30, 2020
	Amortized Cost	Fair Value
Due in 1 year	$169,561	$169,697
Due in 1 year through 5 years	11,329	11,361
Total	$180,890	$181,058

Unrealized gains and losses on available-for-sale debt securities are included in accumulated other comprehensive income and summarized as follows as of June 30, 2020:

	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash equivalents
Money market funds	$18,444	$—	$—	$18,444
Commercial paper	22,096	—	(1)	22,095
Agency bonds	6,001	—	(1)	6,000
Short-term marketable securities
Commercial paper	62,859	95	—	62,954
Agency bonds	60,161	45	(2)	60,204
Long-term marketable securities
Agency bonds	11,329	32	—	11,361
Total	$180,890	$172	$(4)	$181,058

As of June 30, 2020, there were eleven securities in net loss positions and their unrealized losses were immaterial. We did not record any credit losses regarding our available-for-sales debt securities during the six months ended June 30, 2020.

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Earnout Liabilities

Our earnout liabilities in connection with our GoMedigap acquisition in 2018 were recognized at fair value. We measured the earnout liability using internally developed assumptions; therefore, it is classified as Level 3. The fair value of the earnout liability was measured using probability-weighted analysis and was discounted using a rate that appropriately captured the risk associated with the obligation. Key assumptions included new enrollments and volatility for the years ended December 31, 2019 and 2018 and our stock price at the time of payment.

Earnout liability activities are summarized as follows (in thousands):

Balance as of December 31, 2019	$37,273
Change in fair value	—
Settlements	(37,273)
Balance as of June 30, 2020	$—

In February 2019, we made the first earnout payment to GoMedigap consisting of $9.5 million in cash and 294,608 shares of our common stock with a value of $17.3 million. In January 2020, we made the second and last payment, which consisted of $8.8 million in cash and 294,608 shares of our common stock with a value of $28.5 million.

Note 5 – Equity

Public Offering of Common Stock – Pursuant to an effective registration statement which was filed on December 17, 2018, and amended on January 22, 2019 and March 2, 2020, we entered into an underwriting agreement in March 2020 to issue a total of 2,070,000 shares of common stock, which included the exercise in full of the underwriters’ option to purchase 270,000 additional shares of common stock, at a price to the public of $115.00 per share. Net proceeds from the offering were approximately $228.0 million after deducting underwriting discounts, commissions and expenses of the offering. We intend to use the net proceeds of the offering for general corporate purposes, including working capital.

Stock Repurchase Programs – We had no stock repurchase activity during the three and six months ended June 30, 2020. In addition to 10,663,888 shares repurchased under our previous repurchase programs, we have in treasury 1,034,424 shares as of June 30, 2020 that were previously surrendered by employees to satisfy tax withholding due in connection with the vesting of certain restricted stock units. As of June 30, 2020 and December 31, 2019, we had a total of 11,698,312 shares and 11,615,558 shares, respectively, held in treasury.

For accounting purposes, common stock repurchased under our stock repurchase programs is recorded based upon the settlement date of the applicable trade. Such repurchased shares are held in treasury and are presented using the cost method.

Stock-Based Compensation Expense – Our stock-based compensation expense is summarized as follows by award types (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Common stock options	$307	$530	$613	$1,132
Restricted stock units	6,369	4,148	14,777	6,775
Total stock-based compensation expense	$6,676	$4,678	$15,390	$7,907

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Our stock-based compensation expense is summarized as follows by operating functions (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Marketing and advertising	$1,539	$711	$3,269	$1,340
Customer care and enrollment	573	285	1,235	558
Technology and content (1)	(82)	668	1,535	1,217
General and administrative	4,646	3,014	9,351	4,792
Total stock-based compensation expense	$6,676	$4,678	$15,390	$7,907
Amount capitalized internal-use software	482	—	730	—
Total stock-based compensation	$7,158	$4,678	$16,120	$7,907
___________

(1)Stock-based compensation expense for technology and content during the three months ended June 30, 2020 was negative due to the forfeiture of unvested equity awards for employees departed during the quarter.

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

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Basic:
Net income (loss)	$(3,370)	$(5,754)	$82	$(10,913)
Shares used in per share calculation – basic	26,358	23,091	25,539	22,508
Net income (loss) per share – basic:	$(0.13)	$(0.25)	$0.00	$(0.48)
Diluted:
Net income (loss)	$(3,370)	$(5,754)	$82	$(10,913)
Shares used in per share calculation – basic	26,358	23,091	25,539	22,508
Dilutive effect of common stock	—	—	1,219	—
Total common stock shares used in diluted share calculation	26,358	23,091	26,758	22,508
Net income (loss) per share – diluted	$(0.13)	$(0.25)	$0.00	$(0.48)

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
For the three and six months ended June 30, 2020 and 2019, we had securities outstanding that could potentially dilute earnings per share, but the shares from the assumed conversion or exercise of these securities were excluded in the computation of diluted net income (loss) per share as their effect would have been anti-dilutive. The number of outstanding anti-dilutive shares that were excluded from the computation of diluted net loss per share consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Common stock options	460	903	—	948
Restricted stock units	760	1,355	42	1,390
Total	1,220	2,258	42	2,338

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

Legal Proceedings

Securities Class Action – On April 8, 2020 and April 29, 2020, two purported class action lawsuits were filed against us, our chief executive officer, Scott N. Flanders, our chief financial officer, Derek N. Yung, and our chief operating officer, David K. Francis, in the United States District Court for the Northern District of California. The cases are captioned Patel v. eHealth, Inc., et al., Case No. 5:20-cv-02395 (N.D. Cal.) and Bertrand v. eHealth, Inc. et al., Case No. 3:20-cv-02967 (N.D. Cal.). The complaints allege, among other things, that we and Messrs. Flanders, Yung and Francis made materially false and misleading statements and/or failed to disclose material information regarding our accounting and modeling assumptions, rate of member churn and our profitability during the alleged class period of March 19, 2018 to April 7, 2020. The complaints allege that we and Messrs. Flanders, Yung and Francis violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaints seek compensatory and (in the Patel lawsuit) punitive damages, attorneys’ fees and costs, and such other relief as the court deems proper. On June 24, 2020, the Court consolidated the above-referenced matters under the caption In re eHealth Securities Litig., Master File No. 4:20-cv-02395-JST (N.D. Cal.). The Court also appointed a lead plaintiff and lead counsel for the consolidated matter. Under the current schedule, the lead plaintiff will file an Amended Complaint by August 25, 2020.

Derivative Action – On July 7, 2020, a derivative lawsuit was filed against our chief executive officer, Mr. Flanders, our chief financial officer, Mr. Yung, our chief operating officer, Mr. Francis, and the members of our Board of Directors (collectively, the “Individual Defendants”), in the United States District Court for the Northern District of California. The case is captioned Chernet v. Flanders et al., Case No. 3:20-cv-04477-SK (N.D. Cal.), and also names the Company as a nominal defendant. The complaint alleges, among other things, that the Individual Defendants made or caused the Company to make materially false and misleading statements and/or failed to disclose material information regarding our accounting and modeling assumptions, rate of member churn, profitability, and internal controls, for the period of March 19, 2018 through the present.

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The complaint alleges that the Individual Defendants violated Sections 14(a), 10(b), and 20(a) of the Securities Exchange Act of 1934, and also asserts claims for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets. The complaint seeks damages, restitution, attorneys’ fees and costs, and certain measures with respect to the Company’s corporate governance and internal procedures.

The Gonzalez and Le’Vias Complaints – On April 6, 2018, a former employee, Lupita Gonzalez, filed a complaint against us in the Superior Court of the State of California for the County of Sacramento (the “Gonzalez Complaint”). The Gonzalez Complaint is brought under the California Private Attorney General Act (“PAGA”) on behalf of all current and former hourly-paid or non-exempt employees who work or have worked for us in California. The claim alleges that we violated wage and hour laws with respect to these non-exempt employees, including, among other things, the failure to comply with California law as to (i) the payment of overtime wages; (ii) the payment of minimum wages; (iii) providing compliant meal and rest periods, (iv) the payment of wages earned during employment and owed upon the termination of employment; (v) providing complete and accurate wage statements, (vi) keeping of accurate payroll records; and (vii) the proper reimbursement for necessary business-related expenses and costs. The Gonzalez Complaint seeks penalties and costs, expenses and attorneys’ fees.

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

The parties have agreed to resolve both the Le’Vias and Gonzalez Complaints and have executed a settlement agreement to resolve both matters, which settlement will require court approval. In the interim, the parties have filed notices of conditional settlement in both matters, and the April 13, 2020 trial date for the Gonzalez matter was vacated.

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

Our future minimum payments under non-cancellable contractual service and licensing obligations as of June 30, 2020 are summarized as follows (in thousands):

For the Years Ending December 31,	Service and Licensing Obligations
Remainder of 2020	$2,700
2021	2,748
2022	855
2023	444
2024	229
Thereafter	—
Total	$6,976

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 8 – Segment and Geographic Information

Operating Segments

We report segment information based on how our chief executive officer, who is our chief operating decision maker ("CODM"), regularly reviews our operating results, allocates resources and makes decisions regarding our business operations. The performance measures of our segments include total revenue and profit. Our business structure is comprised of two operating segments: Medicare and Individual, Family and Small Business. Please refer to Note 1 – Summary of Business and Significant Accounting Policies of the Notes to Consolidated Financial Statements in Part II, Item 8 of the Annual Report on Form 10-K for the year ended December 31, 2019 for our accounting policies relating to operating segments.

The following table presents summary results of our operating segments for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue:
Medicare	$80,379	$52,267	$176,530	$107,168
Individual, Family and Small Business	8,387	13,500	18,644	27,372
Total revenue	$88,766	$65,767	$195,174	$134,540

Segment profit:
Medicare segment profit	$13,430	$6,095	$35,390	$16,921
Individual, Family and Small Business segment profit	2,570	5,268	5,173	11,292
Total segment profit	16,000	11,363	40,563	28,213
Corporate	(14,347)	(10,516)	(27,795)	(18,812)
Stock-based compensation expense	(6,676)	(4,678)	(15,390)	(7,907)
Change in fair value of earnout liability	—	(7,200)	—	(20,506)
Depreciation and amortization	(858)	(733)	(1,681)	(1,388)
Amortization of intangible assets	(373)	(547)	(920)	(1,094)
Other income, net	452	699	825	1,256
Loss before benefit from income taxes	$(5,802)	$(11,612)	$(4,398)	$(20,238)

There were no inter-segment revenue transactions for the periods presented. With the exception of contract assets – commissions receivable, which is presented by segment in Note 3 – Supplemental Financial Statement Information, our CODM does not separately evaluate assets by segment, and therefore, assets by segment are not presented.

Geographic Information

Our long-lived assets primarily consist of property and equipment and internally-developed software. Our long-lived assets are attributed to the geographic location in which they are located. Long-lived assets by geographical area are summarized as follows (in thousands):

	June 30, 2020	December 31, 2019
United States	$82,385	$64,408
China	463	471
Total	$82,848	$64,879

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Significant Customers

Substantially all revenue for the three and six months ended June 30, 2020 and 2019 was generated from customers located in the United States. Carriers representing 10% or more of our total revenue for the three and six months ended June 30, 2020 and 2019 are presented in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
UnitedHealthcare (1)	25%	19%	23%	18%
Humana	18%	22%	19%	22%
Aetna (2)	15%	16%	15%	17%
__________

(1)UnitedHealthcare also includes other carriers owned by UnitedHealthcare.
(2) Aetna also includes other carriers owned by Aetna.

Note 9 – Leases

We have operating and finance leases for our corporate offices and certain equipment. Our leases have remaining lease terms of four months to 10 years. Our operating lease expense recognized under ASC 842 was $2.2 million and $1.6 million for the three months ended June 30, 2020 and 2019, respectively, and $4.3 million and $2.9 million for the six months ended June 30, 2020 and 2019, respectively. Our cash outflows related to operating leases were $1.6 million and $1.2 million for the three months ended June 30, 2020 and 2019, respectively, and $3.2 million and $2.1 million for the six months ended June 30, 2020 and 2019, respectively. During the six months ended June 30, 2020 and 2019, we had non-cash investing activities of $13.4 million and $40.5 million, respectively, related to right-of-use assets on the Condensed Consolidated Statements of Cash Flows, of which $23.3 million related to the adoption of ASC 842 as of January 1, 2019.

Supplemental information as of June 30, 2020 related to leases is as follows (in thousands):

Operating lease right-of-use assets	$47,497
Operating lease liabilities	$50,706
Weighted-average remaining lease term of operating leases	7.8 years
Weighted-average discount rate used to recognize operating lease right-of-use-assets	5.4%

As of June 30, 2020, maturities of operating lease liabilities are as follows (in thousands):

Year ending December 31,
Reminder of 2020	$3,897
2021	7,644
2022	7,702
2023	8,597
2024	8,462
Thereafter	30,862
Total lease payments	67,164
Less imputed interest	(16,458)
Total	$50,706

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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

In January 2020, we entered into an amendment to the lease agreement for our Gold River, California, office of 63,206 square feet. The amended lease term commenced on January 1, 2020 and has been extended to December 31, 2027. As of June 30, 2020, the total expected future minimum payments were $13.4 million over the remaining term of the lease plus our proportionate share of certain operating expenses, insurance costs and taxes for each calendar year during the lease. In addition, we have an option to extend the lease for one additional period of five years at the end of the lease term and will receive a one-time refurbishment allowance from the landlord if the option to renew is exercised.

On August 19, 2019, we entered into an amendment to the lease agreement for our Santa Clara, California office to expand our office space to a total of 45,657 square feet from 32,492 square feet. The lease term for the expanded office space commenced on April 15, 2020. The term of the lease for the expanded office space was coterminous with the term of the lease for the existing space, which is scheduled to expire on March 31, 2029. As of June 30, 2020, the expected future minimum payments related to our Santa Clara office totaled $21.6 million, including $6.2 million from this amendment, over the remaining term of the lease plus our proportionate share of certain operating expenses, insurance costs and taxes for each calendar year during the lease.

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

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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

We incurred $1.2 million of issuance costs in connection with the Credit Agreement, which were capitalized as part of Other assets on our Consolidated Balance Sheet in the period we entered into the Credit Agreement. The Amendment did not change the interest rate. In connection with the Amendment, we incurred closing costs totaling $0.5 million, which were capitalized and recorded as Other assets on our Consolidated Balance Sheet as of December 31, 2019. The remaining balance of unamortized issuance costs was $1.0 million and $1.1 million as of June 30, 2020 and December 31, 2019.

As of June 30, 2020, we had no outstanding borrowings under our revolving credit facility.

Note 11 – Income Taxes

The following table summarizes our benefit from income taxes and our effective tax rates for the three and six months ended June 30, 2020 and 2019 (in thousands, except effective tax rate):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Loss before benefit from income taxes	$(5,802)	$(11,612)	$(4,398)	$(20,238)
Benefit from income taxes	(2,432)	(5,858)	(4,480)	(9,325)
Effective tax rate	41.9%	50.4%	101.9%	46.1%

For the three months ended June 30, 2020, we recognized a benefit from income taxes of $2.4 million, representing an effective tax rate of 41.9% which was higher than the statutory federal tax rate due primarily to stock-based compensation adjustments, non-deductible lobbying expenses and state taxes, partially offset by research and development credits. For the three months ended June 30, 2019, we recognized a benefit from income taxes of $5.9 million, representing an effective tax rate of 50.4%, which was higher than the statutory federal tax rate due primarily to stock-based compensation adjustments, non-deductible lobbying expenses, and other non-deductible expenses, partially offset by research and development credits.

For the six months ended June 30, 2020, we recognized a benefit from income taxes of $4.5 million, representing an effective tax rate of 101.9%, which was higher than the statutory federal tax rate due primarily to stock-based compensation adjustments, non-deductible lobbying expenses and state taxes, partially offset by research and development credits. For the six months ended June 30, 2019, we recognized a benefit from income taxes of $9.3 million, representing an effective tax rate of 46.1%, which was higher than the statutory federal tax rate due primarily to stock-based compensation adjustments, non-deductible lobbying expenses and foreign income inclusions, partially offset by research and development credits.

Assessing the realizability of our deferred tax assets is dependent upon several factors, including the likelihood and amount, if any, of future taxable income in relevant jurisdictions during the periods in which those temporary differences become deductible. We forecast taxable income by considering all available positive and negative evidence, including our history of operating income and losses and our financial plans and estimates that we use to manage the business. These assumptions require significant judgment about future taxable income. As a result, the amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change. We continue to recognize our deferred tax assets as of June 30, 2020, as we believe it is more likely than not that the net deferred tax assets will be realized, with the exception of certain state net operating losses that are expected to expire unutilized which have a valuation allowance.

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The Coronavirus Aid, Relief and Economic Security ("CARES") Act was signed into law on March 27, 2020. The business tax provisions of the CARES Act include temporary changes to income based tax laws, including the ability to utilize net operating losses, interest expense deductions, alternative minimum tax credit refunds, charitable contributions, and depreciation of qualified improvement property. The income tax provisions of the CARES Act did not have a material impact on our Condensed Consolidated Financial Statements for the three and six months ended June 30, 2020.

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

We have based these forward-looking statements on our current expectations about future events. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Our actual results may differ materially from those suggested by these forward-looking statements for various reasons, including our ability to retain existing members and enroll new members during the annual healthcare open enrollment period, the Medicare annual enrollment period and a COVID-19-related or other special enrollment period; changes in laws and regulations, including in connection with healthcare reform or with respect to the marketing and sale of Medicare plans; competition, including competition from government-run health insurance exchanges; the seasonality of our business and the fluctuation of our operating results; our ability to accurately estimate membership and lifetime value of commissions; changes in product offerings among carriers on our ecommerce platform and the resulting impact on our commission revenue; our ability to execute on our growth strategy in the Medicare market; the continued impact of the COVID-19 pandemic on our operations, business, financial condition and growth prospects, as well as on the general economy; exposure to security risks and our ability to safeguard the security and privacy of confidential data; our relationships with health insurance carriers; customer concentration and consolidation of the health insurance industry; our success in marketing and selling health insurance plans and our unit cost of acquisition; our ability to hire, train and retain licensed health insurance agents and other employees; the need for health insurance carrier and regulatory approvals in connection with the marketing of Medicare-related insurance products; changes in the market for private health insurance; consumer satisfaction of our service; changes in member conversion rates; changes in commission rates; our ability to sell qualified health insurance plans to subsidy-eligible individuals and to enroll subsidy-eligible individuals through government-run health insurance exchanges; our ability to maintain and enhance our brand identity; our ability to derive desired benefits from investments in our business, including membership growth initiatives; reliance on marketing partners; the impact of our direct-to-consumer email, telephone and television marketing efforts; timing of receipt and accuracy of commission reports; payment practices of health insurance carriers; our ability to successfully make and integrate acquisitions; dependence on our operations in China; the restrictions in our debt obligations; compliance with insurance and other laws and regulations; the outcome of litigation in which we are involved; and the performance, reliability and availability of our ecommerce platform and underlying network infrastructure and those identified under the heading “Risk Factors” in Part II, Item 1A. of this report and those discussed in our other Securities and Exchange Commission filings. Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in this report are made only as of the date hereof. Except as required by applicable law, we do not undertake, and specifically decline, any obligation to update any of these statements or to publicly announce the results of any revisions to any forward-looking statements, whether as a result of new information, future events, changes in assumptions or otherwise. The following discussion should be read in conjunction with our Annual Report on Form 10-K as filed with the Securities and Exchange Commission in March 2020, and the audited consolidated financial statements and related notes contained therein.

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

Impact from COVID-19

Our results of operations for the six months ended June 30, 2020 were not materially impacted by the COVID-19 pandemic. In response to the virus outbreak, we closed our offices in the United States and China and shifted our employees to a work-from-home model. While our offices in the United States remain closed, we reopened our office in China given the improvements in the situation in the region where our office is located. Despite the changes in the US economy related to COVID-19, our Medicare business experienced revenue growth of 53.7% in the second quarter of 2020 as compared to the second quarter of 2019. During the second quarter of 2020, we experienced strong consumer demand due in part to the COVID-related special enrollment period, strong online enrollment growth, and continued productivity gains by our agent workforce. In addition, we expanded our work-from-home capabilities and have expanded our technology investment to focus on both agent productivity and our consumer experience. See Risk Factors in Part II, Item 1A of this Quarterly Report on Form 10-Q for additional discussion of COVID-19.

Summary of Selected Metrics

We rely upon certain metrics to evaluate our business performance and facilitate strategic planning. Our business performance is influenced by a number of factors including but not limited to:

•the number of individuals on applications for Medicare-related, individual and family, small business and ancillary health insurance plans that are approved by the relevant health insurance carriers;

•the number of approved members for Medicare-related, individual and family, small business and ancillary health insurance plans from whom we have received an initial commission payment; and

•the constrained lifetime value, or LTV, of approved members for Medicare-related, individual and family and ancillary health insurance plans we sell, as well as the estimated annual value of approved members for small business plans we sell.

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

The following table shows approved members by product for the periods presented:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2020	2019		2020	2019
Medicare:
Medicare Advantage	60,477	36,576	65%	125,375	77,317	62%
Medicare Supplement	8,794	8,769	—%	19,632	17,400	13%
Medicare Part D	7,603	7,224	5%	16,569	15,751	5%
Total Medicare	76,874	52,569	46%	161,576	110,468	46%
Individual and Family:
Non-Qualified Health Plans	2,798	1,934	45%	7,618	8,005	(5)%
Qualified Health Plans	2,512	920	173%	7,057	6,447	9%
Total Individual and Family	5,310	2,854	86%	14,675	14,452	2%
Ancillaries:
Short-term	9,446	14,129	(33)%	21,584	29,061	(26)%
Dental	7,722	9,478	(19)%	17,432	22,534	(23)%
Vision	3,764	4,428	(15)%	8,265	10,843	(24)%
Other	3,946	6,146	(36)%	8,271	11,358	(27)%
Total Ancillaries	24,878	34,181	(27)%	55,552	73,796	(25)%
Small Business	3,118	3,245	(4)%	6,721	7,497	(10)%
Total Approved Members	110,180	92,849	19%	238,524	206,213	16%

Total approved members grew 19% in the three months ended June 30, 2020 compared to the same period in 2019. Medicare total approved members grew 46% in the three months ended June 30, 2020 compared to the same period in 2019, primarily attributable to a 65% increase in approved Medicare Advantage plan members. The increase in Medicare total approved members was primarily attributable to our direct-to-consumer marketing effort, an increase in our agent productivity, and favorable market dynamics, including the introduction of a COVID-related special enrollment period, which was in effect for a large part of the second quarter of 2020. During this special enrollment period, certain individuals were permitted to enroll, disenroll or switch their Medicare Advantage and Medicare Part D prescription drug plans.

Individual and family plan approved members grew 86% in the three months ended June 30, 2020 compared to the same period in 2019 primarily driven by a 173% growth in approved members for qualified health plans. Ancillary approved members declined 27% in the three months ended June 30, 2020 compared to the same period in 2019 primarily due to a decrease in short-term health insurance approved members. Small business approved members declined 4% in the three months ended June 30, 2020 compared to the same period in 2019 mainly due to decreases in the volume of submitted applications for small group health insurance.

Total approved members grew 16% in the six months ended June 30, 2020 compared to the same period in 2019. Medicare total approved members grew 46% in the six months ended June 30, 2020 compared to the same period in 2019, primarily attributable to a 62% increase in approved Medicare Advantage plan members and a 13% increase in approved Medicare Supplement plan members. The increase in Medicare total approved members was primarily driven by our direct-to-consumer marketing effort, an increase in our agent productivity and higher consumer demand resulting from the COVID-19 related special enrollment period in the second quarters of 2020. Individual and family plan approved members grew 2% in the six months ended June 30, 2020 compared to the same period in 2019 due to a 9% increase in approved members for qualified health plans, partially offset by a 5% decrease in approved members for non-qualified health plans. Ancillary plan approved members declined 25% in the six months ended June 30, 2020 compared to the same period in 2019 as a result of decreases in short-term health, dental and vision insurance approved members. Small business group health insurance approved members declined 10% in the six months ended June 30, 2020 compared to the same period in 2019 mainly due to decreases in the volume of submitted applications and group size.

New Paying Members

New Paying Members consist of approved members from the period presented and any periods prior to the period presented from whom we have received an initial commission payment during the period presented. The following table shows our new paying member by product for the periods presented below:

	Three Months Ended March 31,		% Change	Six Months Ended June 30,		% Change
	2020	2019		2020	2019
Medicare:
Medicare Advantage	57,232	36,122	58%	143,531	85,653	68%
Medicare Supplement	7,914	7,508	5%	19,474	17,294	13%
Medicare Part D	7,505	8,100	(7)%	71,210	48,896	46%
Total Medicare	72,651	51,730	40%	234,215	151,843	54%
Individual and Family:
Non-Qualified Health Plans	3,817	2,179	75%	13,370	16,191	(17)%
Qualified Health Plans	3,095	1,017	204%	9,052	8,407	8%
Total Individual and Family	6,912	3,196	116%	22,422	24,598	(9)%
Ancillaries:
Short-term	9,572	13,695	(30)%	21,832	33,814	(35)%
Dental	6,935	9,150	(24)%	17,348	23,534	(26)%
Vision	3,646	4,601	(21)%	9,217	13,449	(31)%
Other	3,474	5,301	(34)%	7,787	11,192	(30)%
Total Ancillaries	23,627	32,747	(28)%	56,184	81,989	(31)%
Small Business	3,138	3,668	(14)%	8,294	10,660	(22)%
Total New Paying Members	106,328	91,341	16%	321,115	269,090	19%

Medicare total new paying members grew 40% in the three months ended June 30, 2020 compared to the same period in 2019, primarily driven by a 58% increase in Medicare Advantage plan new paying members. Individual and family plan new paying members increased 116% in the three months ended June 30, 2020 compared to the same period in 2019 due to a 204% increase in new paying members for qualified health plans and a 75% increase in new paying members for non-qualified plans. Ancillary new paying members declined 28% in the three months ended June 30, 2020 compared to the same period in 2019 primarily due to a reduction in short-term health insurance, dental and vision insurance paying members. Small business group health insurance new paying members declined 14% in the three months ended June 30, 2020 compared to the same period in 2019 primarily due to a decrease in the submitted application volume.

Medicare total new paying members grew 54% in the six months ended June 30, 2020 compared to the same period in 2019, primarily driven by a 68% increase Medicare Advantage plan new paying members and a 46% increase in Medicare Part D prescription drug plan new paying members. The increases were primarily driven by an increase in enrollment volume and approved members from the recent Medicare annual enrollment period, Medicare Advantage open enrollment period and the special enrollment period introduced in the second quarter of 2020. Individual and family plan new paying members declined 9% in the six months ended June 30, 2020 compared to the same period in 2019 due to market conditions in the individual and family plan market and the shift of our focus to invest in our Medicare business. Ancillary new paying members declined 31% in the six months ended June 30, 2020 compared to the same period in 2019 primarily due to a reduction in short-term health insurance, dental and vision insurance new paying members. Small business new paying members declined 22% in the six months ended June 30, 2020 compared to the same period in 2019 primarily due to a decrease in the submitted application volume and group size.

Estimated Constrained Lifetime Value of Commissions Per Approved Member

The following table shows our estimated constrained lifetime value (“LTV”) of commissions per approved member by product for the periods presented below:

	Three Months Ended June 30,		% Change
	2020	2019
Medicare
Medicare Advantage (1)	$945	$983	(4)%
Medicare Supplement (1)	$1,134	$967	17%
Medicare Part D (1)	$244	$257	(5)%
Individual and Family
Non-Qualified Health Plans (1)	$184	$167	10%
Qualified Health Plans (1)	$258	$160	61%
Ancillaries
Short-term (1)	$163	$95	72%
Dental (1)	$60	$65	(8)%
Vision (1)	$44	$45	(2)%
Small Business (2)	$149	$160	(7)%
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

The constrained LTV of commissions per approved member for Medicare Advantage and Medicare part D prescription drug plans declined by 4% and 5%, respectively, during the three months ended June 30, 2020 compared to the same period in 2019 primarily due to a decline in estimated average plan duration. The decline in estimated average plan duration was primarily caused by a combination of market-related factors as well as factors specific to our business, in particular our historical emphasis on enrollment growth and optimizing member experience during the initial enrollment process with less emphasis and resources allocated to post-transaction communications and existing member retention. With respect to market-related factors, we believe that a larger number of Medicare Advantage and Medicare part D prescription drug plan members terminated their plans due to an increased selection of plans available to consumers for the 2020 plan year and the additional opportunities for consumers to shop and switch Medicare Advantage and Medicare part D prescription drug plans during the recent open enrollment periods. The decline had a more pronounced impact on our newer member cohorts and on our telephonic enrollments, while our online enrollments continue to have higher average duration. When comparing the three months ended June 30, 2020 to the same period in 2019, the constrained LTV of commissions per Medicare Supplement approved member grew by 17% primarily as a result of an increase in the average projected commission payments per member and an increase in estimated average plan duration.

The constrained LTV of commissions per qualified health plan and non-qualified health plan for approved members increased 61% and 10%, respectively, during the three months ended June 30, 2020 compared with the same period in 2019, respectively, mostly due to increased estimates of average plan duration.

The constrained LTV of commissions per short-term health insurance approved member increased 72% during the three months ended June 30, 2020 compared to the same period in 2019 primarily as a result of selling plans with higher premium and an increase in estimated average plan duration.

The constraints applied to the total estimated lifetime commissions we expect to receive for selling the plan after the carrier approves an application in order to derive the constrained LTV of commissions for approved members recognized for the periods presented below are summarized as follows:

	Three Months Ended June 30,
	2020	2019
Medicare
Medicare Advantage	7%	7%
Medicare Supplement	5%	5%
Medicare Part D	5%	5%
Individual and Family
Non-Qualified Health Plans	15%	15%
Qualified Health Plans	4%	20%
Ancillaries
Short-term	20%	—%
Dental	10%	10%
Vision	10%	10%
Small Business	—%	—%

The constraint for qualified health plans decreased to 4% during the three months ended June 30, 2020 from 20% in the same period in the prior year due to lower volatility and enhanced LTV forecast model.

The constraint for short-term health insurance plans increased to 20% during the three months ended June 30, 2020 from 0% in the same period in the prior year due to an increase in volatility.

Estimated Membership

Estimated membership represents the estimated number of members active as of the date indicated based on the number of members for whom we have received or applied a commission payment during the period of estimation.

The following table shows estimated membership by product for the periods presented below:

	As of June 30,		% Change
	2020	2019
Medicare (1)
Medicare Advantage	407,243	291,171	40%
Medicare Supplement	94,838	80,779	17%
Medicare Part D	213,949	149,312	43%
Total Medicare	716,030	521,262	37%
Individual and Family (2)	115,832	133,543	(13)%
Ancillaries (3)
Short-term	23,203	21,513	8%
Dental	118,198	134,044	(12)%
Vision	68,666	74,157	(7)%
Other	35,404	37,102	(5)%
Total Ancillaries	245,471	266,816	(8)%
Small Business (4)	40,090	46,076	(13)%
Total Estimated Membership	1,117,423	967,697	15%
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

Medicare-related plan estimated membership as of June 30, 2020 grew 37% compared to estimated membership as of June 30, 2019 due to a 40% growth in Medicare Advantage estimated membership, a 43% growth in Medicare Part D prescription drug plan estimated membership, and a 17% growth in Medicare Supplement plan estimated membership. The overall growth in Medicare estimated membership was due to our marketing investment in our Medicare business. Individual and family plan estimated membership as of June 30, 2020 declined 13% compared to estimated membership as of June 30, 2019 due to market conditions in the individual and family plan market and our decision to shift our marketing investment to our Medicare business. Ancillary plan estimated membership as of June 30, 2020 declined 8% compared to estimated membership as of June 30, 2019 primarily as a result of the decline in dental and vision plan members, partially offset by an increase in short-term insurance plan estimated membership.

Member Acquisition

Marketing initiatives are an important component of our strategy to increase revenue and are primarily designed to encourage consumers to complete an application for health insurance. Variable marketing cost represents direct costs incurred in member acquisition from our direct, marketing partners and online advertising channels. In addition, we incur customer care and enrollment expenses (“CC&E”) in assisting applicants during the enrollment process. Variable marketing costs exclude fixed overhead costs, such as personnel related costs, consulting expenses, facilities and other operating costs allocated to the marketing and advertising department.

The following table shows the estimated variable marketing cost per approved member and the estimated customer care and enrollment expense per approved member metrics for the periods presented below. The numerator used to calculate each metric is the portion of the respective operating expenses for marketing and advertising and customer care and enrollment that is directly related to member acquisition for our sale of Medicare Advantage, Medicare Supplement and Medicare Part D prescription drug plans (collectively, the “Medicare Plans”) and for all IFP plans including individual and family plans and short-term health insurance (collectively, the “IFP Plans”), respectively. The denominator used to calculate each metric is based on a derived metric that represents the relative value of the new members acquired. For Medicare Plans, we call this derived metric Medicare Advantage (“MA”)-equivalent members, and for IFP Plans, we call this derived metric IFP-equivalent members. The calculations for MA-equivalent members and for IFP-equivalent members are based on the weighted number of approved members for Medicare Plans and IFP Plans during the period, with the number of approved members adjusted based on the relative LTV of the product they are purchasing. Since the LTV for any product fluctuates from period to period, the weight given to each product was determined based on their relative LTVs at the time of our adoption of ASC 606.

	Three Months Ended June 30,		% Change
	2020	2019
Medicare:
Estimated CC&E cost per approved MA-equivalent approved member (1)	$354	$407	(13)%
Estimated variable marketing cost per MA-equivalent approved member (1)	334	335	—%
Total Medicare estimated cost per approved member	$688	$742	(7)%
Individual and Family Plan:
Estimated CC&E cost per IFP-equivalent approved member (2)	$105	$160	(34)%
Estimated variable marketing cost per IFP-equivalent approved member (2)	60	57	5%
Total IFP estimated cost per approved member	$165	$217	(24)%
__________________
(1)MA-equivalent approved members is a derived metric with a Medicare Part D approved member being weighted at 25% of a Medicare Advantage member and a Medicare Supplement member based on their relative LTVs at the time of our adoption of Accounting Standards Codification 606 – Revenue from Contracts with Customers (“ASC 606”). We calculate the number of approved MA-equivalent members by adding the total number of approved Medicare Advantage and Medicare Supplement members and 25% of the total number of approved Medicare Part D members during the period presented.
(2)IFP-equivalent approved members is a derived metric with a short-term approved member being weighted at 33% of a major medical individual and family health insurance plan member based on their relative LTVs at the time of our adoption of ASC 606. We calculate the number of approved IFP-equivalent members by adding the total number of approved qualified and non-qualified health plan members and 33% of the total number of short-term approved members during the period presented.

Estimated CC&E costs per approved MA-equivalent member decreased 13% in the three months ended June 30, 2020 compared to the same period in 2019 reflecting increased cost effectiveness of our demand generation and fulfillment. Estimated variable marketing costs per approved MA-equivalent member remained consistent in the three months ended June 30, 2020 compared to the same period in 2019.

Estimated CC&E cost per approved IFP-equivalent member decreased 34% in the three months ended June 30, 2020 compared to the same period in 2019 primarily driven by a decrease in personnel-related costs. Estimated variable marketing cost per IFP-equivalent member increased 5% in the three months ended June 30, 2020 compared to the same period in 2019 due to an increase in online marketing costs.

We expect the costs per approved member for Medicare to decrease in the second half of 2020 as the result of our internal initiatives to improve agent productivity by launching a new agent performance management model, upgrading our call routing system to better account for both agent skills and call quality, and increasing the percentage of our internal agents relative to agents provided by our outsourced call center partners. CC&E cost per MA-equivalent member for the second half of 2020 is also expected to benefit form a larger contribution from online enrollment to our total Medicare enrollments compared to a year ago. We expect that variable marketing per approved MA-equivalent member in the third quarter 2020 to be consistent with the same period in 2019; however, we expect it to reduce in the fourth quarter of 2020 due to reduced usage of higher-cost channels and an increase in approved members resulting from higher agent productivity.

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

Results of Operations

The following table sets forth our operating results and related percentages of total revenue for the periods presented below (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
Revenue:
Commission	$80,773	91%	$60,606	92%	$180,442	92%	$124,833	93%
Other	7,993	9%	5,161	8%	14,732	8%	9,707	7%
Total revenue	88,766	100%	65,767	100%	195,174	100%	134,540	100%
Operating costs and expenses:
Cost of revenue	540	1%	449	1%	1,678	1%	372	—%
Marketing and advertising	32,873	37%	23,104	35%	70,637	36%	47,045	35%
Customer care and enrollment	27,148	31%	21,479	33%	57,683	30%	41,423	31%
Technology and content	13,373	15%	10,437	16%	29,113	15%	19,454	14%
General and administrative	20,713	23%	14,862	23%	40,366	21%	26,140	19%
Amortization of intangible assets	373	—%	547	1%	920	—%	1,094	1%
Change in fair value of earnout liability	—	—%	7,200	11%	—	—%	20,506	15%
Total operating costs and expenses	95,020	107%	78,078	119%	200,397	103%	156,034	116%
Loss from operations	(6,254)	(7)%	(12,311)	(19)%	(5,223)	(3)%	(21,494)	(16)%
Other income, net	452	1%	699	1%	825	1%	1,256	1%
Loss before benefit from income taxes	(5,802)	(6)%	(11,612)	(18)%	(4,398)	(2)%	(20,238)	(15)%
Benefit from income taxes	(2,432)	(2)%	(5,858)	(9)%	(4,480)	(2)%	(9,325)	(7)%
Net income (loss)	$(3,370)	(4)%	$(5,754)	(9)%	$82	—%	$(10,913)	(8)%
____________

(1)Operating costs and expenses include the following amounts of stock-based compensation expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Marketing and advertising	$1,539	$711	$3,269	$1,340
Customer care and enrollment	573	285	1,235	558
Technology and content	(82)	668	1,535	1,217
General and administrative	4,646	3,014	9,351	4,792
Total stock-based compensation expense	$6,676	$4,678	$15,390	$7,907

Revenue

The following table presents our commission revenue, other revenue and total revenue for the periods presented (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2020	2019	$	%	2020	2019	$	%
Commission	$80,773	$60,606	$20,167	33%	$180,442	$124,833	$55,609	45%
% of total revenue	91%	92%			92%	93%
Other	7,993	5,161	2,832	55%	14,732	9,707	5,025	52%
% of total revenue	9%	8%			8%	7%
Total revenue	$88,766	$65,767	$22,999	35%	$195,174	$134,540	$60,634	45%

Three Months Ended June 30, 2020 and 2019 – Commission revenue increased $20.2 million, or 33%, during the three months ended June 30, 2020 compared to the same period in 2019 due to a $25.1 million increase in commission revenue from the Medicare segment, partially offset by a $4.9 million decrease in commission revenue from Individual, Family and Small Business segment. The increase in commission revenue from the Medicare segment was driven by a 46% increase in Medicare plan approved members, primarily attributable to a 65% growth in Medicare Advantage plan approved members. The decrease in commission revenue from Individual, Family and Small Business segment was primarily driven by a decrease in adjustment revenue, partially offset by an 86% increase in individual and family plan approved members. See Segment Information below for further discussion.

Adjustment revenue for our Medicare segment during the three months ended June 30, 2020 and 2019 was $0.7 million and $0.3 million, respectively. For our Individual, Family and Small Business segment adjustment revenue during the three months ended June 30, 2020 and 2019 was $3.6 million and $9.0 million, respectively.

Other revenue increased $2.8 million, or 55%, during the three months ended June 30, 2020 compared to the same period in 2019 due to an increase in Medicare advertising revenue.

Six Months Ended June 30, 2020 and 2019 – Commission revenue increased $55.6 million, or 45%, during the six months ended June 30, 2020 compared to the same period in 2019 due to a $63.5 million increase in commission revenue from the Medicare segment, partially offset by a $7.9 million decrease in commission revenue from Individual, Family and Small Business segment. The increase in commission revenue from the Medicare segment was driven by a 46% increase in Medicare plan approved members, primarily attributable to a 62% growth in Medicare Advantage plan approved members due to the recent enrollment periods and an increase in adjustment revenue during the six months ended June 30, 2020 compared to 2019. The decrease in commission revenue from Individual, Family and Small Business segment was primarily driven by a decrease in adjustment revenue. See Segment Information below for further discussion.

Adjustment revenue for our Medicare segment for the six months ended June 30, 2020 and 2019 was $9.7 million and $1.4 million, respectively. For our Individual, Family and Small Business segment adjustment revenue for the six months ended June 30, 2020 and 2019 was $7.3 million and $15.4 million, respectively.

Other revenue increased $5.0 million, or 52%, during the six months ended June 30, 2020 compared to the same period in 2019 due to an increase in Medicare advertising revenue.

Our LTV estimation models for the three and six months ended June 30, 2020 indicated increases in LTVs and estimates of future cash collections for earlier period cohorts of certain products within our Individual, Family and Small Business segment. However, after considering various market factors and recent changes due to the impact of COVID-19 on the U.S. economy, such as increases in unemployment rate, potential delays in insurance premium payments and/or health insurance carrier commission payments, potential changes to enrollment periods, and potential changes to qualified health plan subsidies, we limited the adjustment revenue recognized during the three and six months ended June 30, 2020 to actual cash collected in excess of previously recognized revenue for certain individual and family and ancillary plan cohorts. These prevailing market conditions did not have an impact on the amount of adjustment revenue recognized for any other products we sell.

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

Our cost of revenue is summarized as follows (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2020	2019	$	%	2020	2019	$	%
Cost of revenue	$540	$449	$91	20%	$1,678	$372	$1,306	351%
% of total revenue	1%	—%			1%	—%

Cost of revenue increased by $0.1 million and $1.3 million during the three and six months ended June 30, 2020, respectively, compared to the same periods in 2019, mostly due to increased activity from our revenue sharing arrangements.

Marketing and Advertising

Marketing and advertising expenses consist primarily of member acquisition expenses associated with our direct, marketing partner and online advertising member acquisition channels, in addition to compensation and other expenses related to marketing, business development, partner management, public relations and carrier relations personnel who support our offerings.

Our marketing and advertising expenses are summarized as follows (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2020	2019	$	%	2020	2019	$	%
Marketing and advertising	$32,873	$23,104	$9,769	42%	$70,637	$47,045	$23,592	50%
% of total revenue	37%	35%			36%	35%

Three Months Ended June 30, 2020 and 2019 – Marketing and advertising expenses increased $9.8 million, or 42%, during the three months ended June 30, 2020 compared to the same period in 2019, primarily due to increases of $8.1 million in variable advertising expenses, $0.8 million personnel and compensation costs, and $0.8 million in stock-based compensation expenses. The increase in Medicare-related variable advertising expenses was due to an increase in our investment in marketing to drive volume growth.

Six Months Ended June 30, 2020 and 2019 – Marketing and advertising expenses increased $23.6 million, or 50%, during the six months ended June 30, 2020 compared to the same period in 2019, primarily due to increases of $18.4 million in variable advertising expenses, $2.1 million in personnel and compensation costs, and $1.9 million in stock-based compensation expense. The increase in Medicare-related variable advertising expenses was due to an increase in our investment in marketing to drive volume growth.

Customer Care and Enrollment

Customer care and enrollment expenses primarily consist of compensation and benefits costs for personnel engaged in assistance to applicants who call our customer care center and for enrollment personnel who assist applicants during the enrollment process.

Our customer care and enrollment expenses are summarized as follows (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2020	2019	$	%	2020	2019	$	%
Customer care and enrollment	$27,148	$21,479	$5,669	26%	$57,683	$41,423	$16,260	39%
% of total revenue	31%	33%			30%	31%

Three Months Ended June 30, 2020 and 2019 – Customer care and enrollment expenses increased $5.7 million, or 26%, during the three months ended June 30, 2020 compared to the same period in 2019, primarily due to increases of $5.1 million in personnel costs associated with an increase in customer care and enrollment headcount and $0.7 million in facilities and other operating costs.

Six Months Ended June 30, 2020 and 2019 – Customer care and enrollment expenses increased $16.3 million, or 39%, during the six months ended June 30, 2020 compared to the same period in 2019, primarily due to increases of $11.7 million in personnel costs associated with an increase in customer care and enrollment headcount, $2.2 million in consulting expenses, and $1.7 million in facilities and other operating costs.

Technology and Content

Technology and content expenses consist primarily of compensation and benefits costs for personnel associated with developing and enhancing our website technology as well as maintaining our websites.

Our technology and content expenses are summarized as follows (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2020	2019	$	%	2020	2019	$	%
Technology and content	$13,373	$10,437	$2,936	28%	$29,113	$19,454	$9,659	50%
% of total revenue	15%	16%			15%	14%

Three Months Ended June 30, 2020 and 2019 – Technology and content expenses increased $2.9 million, or 28%, during the three months ended June 30, 2020 compared to the same period in 2019 primarily due to increases of $2.0 million in personnel and compensation costs due to higher headcount, $1.3 million in facilities and other operating costs, and $0.9 million in amortization of internal developed software, partially offset by decreases of $0.7 million in stock-based compensation expense and $0.7 million of consulting fees.

Six Months Ended June 30, 2020 and 2019 – Technology and content expenses increased $9.7 million, or 50%, during the six months ended June 30, 2020 compared to the same period in 2019 primarily due to increases of $5.0 million in personnel and compensation costs due to higher headcount, $2.7 million in facilities and other operating costs, and $1.7 million in amortization of internal developed software.

General and Administrative

General and administrative expenses include compensation and benefits costs for staff working in our executive, finance, investor relations, government affairs, legal, human resources, facilities, and internal information technology departments. These expenses also include fees paid for outside professional services, including audit, tax, legal, government affairs and information technology fees.

Our general and administrative expenses are summarized as follows (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2020	2019	$	%	2020	2019	$	%
General and administrative	$20,713	$14,862	$5,851	39%	$40,366	$26,140	$14,226	54%
% of total revenue	23%	23%			21%	19%

Three Months Ended June 30, 2020 and 2019 – General and administrative expenses increased $5.9 million, or 39%, during the three months ended June 30, 2020 compared to the same period in 2019, primarily due to increases of $2.6 million in personnel and compensation costs, $1.6 million in stock-based compensation expense, $1.3 million in consulting expenses, and $0.7 million in facilities and other operating costs driven by the expansion of our facilities.

Six Months Ended June 30, 2020 and 2019 – General and administrative expenses increased $14.2 million, or 54%, during the six months ended June 30, 2020 compared to the same period in 2019, primarily due to increases of $5.7 million in personnel and compensation costs, $4.6 million in stock-based compensation expense, $2.0 million in consulting expenses, and $1.4 million in facilities and other operating costs driven by the expansion of our facilities.

Change in Fair Value of Earnout Liability

During the three and six months ended June 30, 2019, we recorded $7.2 million and $20.5 million, respectively, of additional earnout consideration expense due to an adjustment in the estimated fair value of the earnout liability related to our acquisition of GoMedigap, which was completed on January 2018. During the three and six months ended June 30, 2020, there were no changes in fair value of earnout liability as the earnout consideration was settled in January 2020.

Amortization of Intangible Assets

Our intangible asset amortization expense is summarized as follows (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2020	2019	$	%	2020	2019	$	%
Amortization of intangible assets	$373	$547	$(174)	(32)%	$920	$1,094	$(174)	(16)%
% of total revenue	—%	1%			—%	1%
Amortization expense related to intangible assets was primarily related to intangible assets purchased through our acquisitions. Amortization expense decreased during the three and six months ended June 30, 2020 compared to the same periods in 2019 due to certain intangible assets being fully amortized in 2020.

Other Income, Net

Our other income, net is summarized as follows (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2020	2019	$	%	2020	2019	$	%
Other income, net	$452	$699	$(247)	(35)%	$825	$1,256	$(431)	(34)%
% of total revenue	1%	1%			1%	1%
Other income, net, for the six months ended June 30, 2020 and 2019 primarily consisted of interest income, sublease income, and margin earned on commissions received from Medicare plan members transferred to us in 2010 through 2012 by a broker partner, partially offset by interest expense on finance leases and debt and other bank fees.

Three Months Ended June 30, 2020 and 2019 – Other income, net decreased $0.2 million during the three months ended June 30, 2020 compared to the same period in 2019, primarily due to a decrease in interest income.

Six Months Ended June 30, 2020 and 2019 – Other income, net decreased $0.4 million during the six months ended June 30, 2020 compared to the same period in 2019, primarily due to a decrease in interest income.

Benefit from Income Taxes

Our benefit from income taxes are summarized as follows (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2020	2019	$	%	2020	2019	$	%
Benefit from income taxes	$(2,432)	$(5,858)	$3,426	(58)%	$(4,480)	$(9,325)	$4,845	(52)%
Effective tax rate	41.9%	50.4%			101.9%	46.1%

Three Months Ended June 30, 2020 and 2019 – During the three months ended June 30, 2020, we recognized a benefit from income taxes of $2.4 million representing an effective tax rate of 41.9% which was higher than the statutory federal tax rate due primarily to stock-based compensation adjustments, non-deductible lobbying expenses and state taxes, partially offset by research and development credits. During the three months ended June 30, 2019, we recognized a benefit from income taxes of $5.9 million, representing an effective tax rate of 50.4% which was higher than the statutory federal tax rate due primarily to stock-based compensation adjustments and lobbying and other non-deductible expenses, partially offset by research and development credits.

Six Months Ended June 30, 2020 and 2019 – During the six months ended June 30, 2020, we recognized a benefit from income taxes of $4.5 million representing an effective tax rate of 101.9% which was higher than the statutory federal tax rate due primarily to stock-based compensation adjustments, non-deductible lobbying expenses and state taxes, partially offset by research and development credits. During the six months ended June 30, 2019, we recognized a benefit from income taxes of $9.3 million, representing an effective tax rate of 46.1% which was higher than the statutory federal tax rate due primarily to stock-based compensation adjustments and lobbying and other non-deductible expenses, partially offset by research and development credits.

The Coronavirus Aid, Relief and Economic Security ("CARES") Act was signed into law on March 27, 2020. The business tax provisions of the CARES Act include temporary changes to income based tax laws, including the ability to utilize net operating losses, interest expense deductions, alternative minimum tax credit refunds, charitable contributions, and depreciation of qualified improvement property. The income tax provisions of the CARES Act did not have a material impact on our Condensed Consolidated Financial Statements for the three and six months ended June 30, 2020.

Segment Information

We report segment information based on how our chief executive officer, who is our chief operating decision maker ("CODM"), regularly reviews our operating results, allocates resources and makes decisions regarding our business operations. The performance measures of our segments include total revenue and profit. Our business structure is comprised of two operating segments:

•Medicare; and
•Individual, Family and Small Business.

Our CODM does not separately evaluate assets, with the exception of commissions receivable, by segment, and therefore assets by segment are not presented.

The Medicare segment consists primarily of commissions earned from our sale of Medicare-related health insurance plans, including Medicare Advantage, Medicare Supplement and Medicare Part D prescription drug plans, and to a lesser extent, ancillary products sold to our Medicare-eligible applicants, including but not limited to, dental and vision plans, as well as our advertising program that allows Medicare-related carriers to purchase advertising on a separate website developed, hosted and maintained by us and our delivery and sale to third parties of Medicare-related health insurance leads generated by our ecommerce platforms and our marketing activities.

The Individual, Family and Small Business segment consists primarily of commissions earned from our sale of individual, family and small business health insurance plans and ancillary products sold to our non-Medicare-eligible applicants, including but not limited to, dental, vision, and short-term health insurance. To a lesser extent, the Individual, Family and Small Business segment consists of amounts earned from our online sponsorship program that allows carriers to purchase advertising space in specific markets in a sponsorship area on our website, our licensing to third parties the use of our health insurance ecommerce technology, and our delivery and sale to third parties of individual and family health insurance leads generated by our ecommerce platforms and our marketing activities.

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

Segment profit is calculated as total revenue for the applicable segment less direct and allocated marketing and advertising, customer care and enrollment, technology and content, and general and administrative operating expenses, excluding stock-based compensation expense, change in fair value of earnout liability, depreciation and amortization expense, and amortization of intangible assets.

Our operating segment revenue and profit are summarized as follows (in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2020	2019	$	%	2020	2019	$	%
Revenue:
Medicare	$80,379	$52,267	$28,112	54%	$176,530	$107,168	$69,362	65%
Individual, Family and Small Business	8,387	13,500	(5,113)	(38)%	18,644	27,372	(8,728)	(32)%
Total revenue	$88,766	$65,767	$22,999	35%	$195,174	$134,540	$60,634	45%
Segment profit:
Medicare segment profit	$13,430	$6,095	$7,335	120%	$35,390	$16,921	$18,469	109%
Individual, Family and Small Business segment profit	2,570	5,268	(2,698)	(51)%	5,173	11,292	(6,119)	(54)%
Total segment profit	16,000	11,363	4,637	41%	40,563	28,213	12,350	44%
Corporate	(14,347)	(10,516)	(3,831)	36%	(27,795)	(18,812)	(8,983)	48%
Stock-based compensation expense	(6,676)	(4,678)	(1,998)	43%	(15,390)	(7,907)	(7,483)	95%
Change in fair value of earnout liability	—	(7,200)	7,200	(100)%	—	(20,506)	20,506	(100)%
Depreciation and amortization	(858)	(733)	(125)	17%	(1,681)	(1,388)	(293)	21%
Amortization of intangible assets	(373)	(547)	174	(32)%	(920)	(1,094)	174	(16)%
Other income, net	452	699	(247)	(35)%	825	1,256	(431)	(34)%
Loss before benefit from income taxes	$(5,802)	$(11,612)	$5,810	(50)%	$(4,398)	$(20,238)	$15,840	(78)%

Revenue

Three Months Ended June 30, 2020 and 2019 – Revenue from our Medicare segment increased $28.1 million, or 54%, during the three months ended June 30, 2020 compared to the same period in 2019 due to a $25.1 million increase in Medicare commission revenue and a $3.0 million increase in other revenue. The increase in Medicare segment commission revenue was primarily attributable to a 65% growth in Medicare Advantage plan approved members during the three months ended June 30, 2020 compared to the same period in 2019. The overall growth of our Medicare business was a result of our investment in this segment and marketing efforts, and the increase in approved application volume due to the open enrollment period and recently introduced special enrollment period. The increase in other revenue was mostly due to an increase in advertising revenue.

Revenue from our Individual, Family and Small Business segment decreased $5.1 million, or 38%, during the three months ended June 30, 2020 compared to the same period in 2019 primarily attributable to a $4.9 million decrease in commission revenue and a $0.2 million decrease in other revenue. The decrease in commission revenue from the Individual, Family and Small Business segment was primarily due to a decrease in commission revenue adjustments of $5.5 million during the three months ended June 30, 2020 compared to the same period in 2019. Due to various market factors and recent changes in the U.S. economy, we limited the adjustment revenue recognized during the three months ended June 30, 2020 to actual cash collected in excess of previously recognized revenue for certain cohorts related to individual and family as well as ancillary plans. These prevailing market conditions did not have an impact on the amount of adjustment revenue recognized for any other products we sell.

Six Months Ended June 30, 2020 and 2019 – Revenue from our Medicare segment increased $69.4 million, or 65%, during the six months ended June 30, 2020 compared to the same period in 2019 due to a $63.5 million increase in Medicare commission revenue and a $5.8 million increase in other revenue. The increase in Medicare segment commission revenue was primarily attributable to a 62% growth in Medicare Advantage plan approved members and a $8.3 million increase in adjustment revenue during the six months ended June 30, 2020 compared to the same period in 2019. The overall growth of our Medicare business was a result of our investment and marketing efforts in this segment and the increases in approved application volume due to the open enrollment period and recently introduced special enrollment period. The increase in other revenue was mostly due to an increase in advertising revenue.

Revenue from our Individual, Family and Small Business segment decreased $8.7 million, or 32%, during the six months ended June 30, 2020 compared to the same period in 2019 primarily attributable to a $7.9 million decrease in commission revenue and a $0.8 million decrease in other revenue. The decrease in commission revenue from the Individual, Family and Small Business segment was primarily due to a decrease in adjustment revenue of $8.1 million during the six months ended June 30, 2020 compared to the same period in 2019. Due to various market factors and recent changes in the U.S. economy, we limited the adjustment revenue recognized during the six months ended June 30, 2020 to actual cash collected in excess of previously recognized revenue for certain cohorts related to individual and family as well as ancillary plans. These prevailing market conditions did not have an impact on the amount of adjustment revenue recognized for any other products we sell.

Segment Profit

Three Months Ended June 30, 2020 and 2019 – Our Medicare segment profit increased $7.3 million, or 120%, during the three months ended June 30, 2020 compared to the same period in 2019. The increase was primarily due to a $28.1 million increase in Medicare segment revenue, partially offset by a $20.8 million increase in operating expenses, excluding stock-based compensation expense, change in earnout liability, depreciation and amortization expenses and amortization of intangible assets. The increase in operating expenses was mostly attributable to an increase in marketing costs and customer care and enrollment costs.

Our Individual, Family and Small Business segment profit decreased $2.7 million, or 51%, during the three months ended June 30, 2020 compared to the same period in 2019. The decrease in profit from the Individual, Family and Small Business segment was primarily due to a $5.1 million decrease in Individual, Family and Small Business segment revenue, partially offset by a $2.4 million decrease in operating expenses, excluding stock-based compensation expense, change in earnout liability, depreciation and amortization expenses and amortization of intangible assets.

Six Months Ended June 30, 2020 and 2019 – Our Medicare segment profit increased $18.5 million, or 109%, during the six months ended June 30, 2020 compared to the same period in 2019. The increase was primarily due to a $69.4 million increase in Medicare segment revenue, partially offset by a $50.9 million increase in operating expenses, excluding stock-based compensation expense, change in earnout liability, depreciation and amortization expenses and amortization of intangible assets. The increase in operating expenses was mostly attributable to an increase in marketing costs and customer care and enrollment costs as we continued to invest in improving our technology platform to enhance the personalized consumer experience on our platform.

Our Individual, Family and Small Business segment profit decreased $6.1 million, or 54%, during the six months ended June 30, 2020 compared to the same period in 2019. The decrease in profit from the Individual, Family and Small Business segment was primarily due to a $8.7 million decrease in Individual, Family and Small Business segment revenue, partially offset by a $2.6 million decrease in operating expenses, excluding stock-based compensation expense, change in earnout liability, depreciation and amortization expenses and amortization of intangible assets.

We expect our profit margins to improve in the coming quarters as we plan to implement initiatives to increase our agent productivity and online enrollment penetration, with increased reliance on data analytics and a growing contribution from our strategic partner channel.

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

While we recognize constrained LTV as revenue at the time applications are approved, our collection of the cash commissions resulting from approved applications generally occurs over a number of years. The expense associated with approved applications, however, is generally incurred at the time of enrollment. As a result, the net cash flow resulting from approved applications is generally negative in the period of revenue recognition and generally becomes positive over the lifetime of the member. In periods of membership growth, cash receipts associated with new and continuing members may be less than the cash outlays to acquire new members. We expect a reduction in cash and cash equivalents in the future resulting from our continued investments to grow our business. To the extent that available funds are insufficient to fund our future activities or to execute our financial strategy, we may raise additional capital through bank debt, or public or private equity or debt financing to the extent such funding sources are available.

As of June 30, 2020, our cash and cash equivalents totaled $76.8 million. Cash equivalents, which are comprised of financial instruments with an original maturity of 90 days or less from the date of purchase, primarily consist of money market funds. As of December 31, 2019, our cash and cash equivalents totaled $23.5 million. The increase in cash and cash equivalents reflects $212.3 million of net cash provided by financing activities, partially offset by $12.4 million of net cash used in operating activities and $146.6 million of net cash used in investing activities. See Note 5 — Equity in our Notes to Condensed Consolidated Financial Statements for information regarding our equity offering in March 2020. We also had $3.4 million in restricted cash as of June 30, 2020 and December 31, 2019.

As of June 30, 2020, we had 1.0 million shares held in treasury stock that were previously surrendered by employees to satisfy tax withholding in connection with the vesting of certain restricted stock units. As of June 30, 2020 and December 31, 2019, we had a total of 11.7 million shares held in treasury, including 10.7 million shares previously repurchased.

The following table presents a summary of our cash flows for the six months ended June 30, 2020 (in thousands):

	Six Months Ended June 30,
	2020	2019
Net cash provided by (used in) operating activities	$(12,398)	$1,225
Net cash used in investing activities	(146,569)	(8,115)
Net cash provided by financing activities	212,344	111,262

Operating Activities

Net cash provided by (used in) operating activities primarily consists of net income (loss), adjusted for certain non-cash items, including change in fair value of earnout liability, deferred income taxes, stock-based compensation expense, depreciation and amortization, amortization of intangible assets and internally developed software, other non-cash items, and the effect of changes in working capital and other activities.

Collection of commissions receivable depends upon the timing of our receipt of commission payments and associated commission reports from health insurance carriers. If we were to experience a delay in receiving a commission payment from a health insurance carrier within a quarter, our operating cash flows for that quarter could be adversely impacted.

A significant portion of our marketing and advertising expenses is driven by the number of health insurance applications submitted on our ecommerce platforms. Since our marketing and advertising costs are expensed and generally paid as incurred, and since commission revenue is recognized upon approval of a member but commission payments are paid to us over time, our operating cash flows could be adversely impacted by a substantial increase in the volume of applications submitted during a quarter or positively impacted by a substantial decline in the volume of applications submitted during a quarter. During the Medicare annual enrollment period which takes place during the last quarter of each year, we experience an increase in the number of submitted Medicare-related health insurance applications and marketing and advertising expenses compared to outside of Medicare annual enrollment periods. Similarly, during open enrollment periods for individual and family health insurance plans which takes place during the first quarter of each year, we experience an increase in the number of submitted individual and family plan health insurance applications and marketing and advertising expenses compared to outside of open enrollment periods. The timing of open enrollment periods for individual and family health insurance and the Medicare annual and open enrollment period for Medicare-related health insurance can positively or negatively affect our cash flows during each quarter.

Six Months Ended June 30, 2020 – Net cash used in operating activities was $12.4 million during the six months ended June 30, 2020, primarily driven by changes in net operating assets and liabilities of $29.4 million, partially offset by a net income of $0.1 million and adjustments for non-cash items of $17.0 million. Adjustments for non-cash items primarily consisted of $15.4 million of stock-based compensation expense, $4.2 million of amortization of intangible assets and internally-developed software, and $1.7 million of depreciation and amortization, partially offset by a $4.5 million decrease due to the change in deferred income taxes. Cash used from changes in net operating assets and liabilities during the six months ended June 30, 2020 primarily consisted of decreases of $17.5 million in accounts payable, $7.8 million in accrued compensation and benefits, $7.3 million in accrued marketing expense, a reduction of $2.5 million in deferred revenue, an increase of $1.0 million in prepaid expenses and other current assets and $0.4 million in accounts receivable, partially offset by decreases of $4.8 million in contract assets – commissions receivable and an increase in $2.2 million in accrued expenses and other liabilities.

Six Months Ended June 30, 2019 – Net cash provided by operating activities was $1.2 million during the six months ended June 30, 2019, primarily consisting of adjustments for non-cash items of $21.8 million, partially offset by cash provided by changes in net operating assets and liabilities of $9.7 million and a net loss of $10.9 million. Adjustments for non-cash items primarily consisted of $20.5 million of expense related to the fair value adjustment of our earnout liability, $7.9 million of stock-based compensation expense, $2.6 million of amortization of intangible assets and internally developed software, and $1.4 million of depreciation and amortization, partially offset by a $9.5 million decrease in deferred income taxes and a $1.0 million decrease in other non-cash items. Cash used from changes in net operating assets and liabilities during the six months ended June 30, 2019 primarily consisted of decreases of $7.3 million in accrued marketing expenses, $5.5 million in accrued compensation and benefits, $1.2 million in accrued expenses and other liabilities and a $2.7 million increase in prepaid expenses and other current assets, partially offset by decreases of $4.4 million in contract assets – commissions receivable and $2.5 million in accounts receivable.

Investing Activities

Our investing activities primarily consist of purchases, maturities, and redemptions of marketable securities as well as purchases of computer hardware and software to enhance our website and customer care operations, leasehold improvements related to facilities expansion, capitalized internal-use software and website development costs and security deposit payments.

Six Months Ended June 30, 2020 – Net cash used in investing activities of $146.6 million for the six months ended June 30, 2020 was due to $147.5 million in purchases of marketable securities, $7.6 million in capitalized internal-use software and website development costs and $4.7 million in cash used to purchase property and equipment and other assets, partially offset by proceeds from the maturities and redemptions of marketable securities.

Six Months Ended June 30, 2019 – Net cash used in investing activities of $8.1 million for the six months ended June 30, 2019 was due to $3.8 million used to purchase property and equipment and other assets and $3.4 million in capitalized internal-use software and website development costs.

Financing Activities

Six Months Ended June 30, 2020 – Net cash provided by financing activities of $212.3 million for the six months ended June 30, 2020 was primarily due to $228.0 million net proceeds from the issuance of common stock in a public equity offering and $1.3 million of net proceeds from the exercise of common stock options, partially offset by $8.8 million of acquisition-related contingent payments and $8.2 million repurchase of shares to satisfy employee tax withholding obligations.

Six Months Ended June 30, 2019 – Net cash provided by financing activities of $111.3 million for the six months ended June 30, 2019 was primarily due to $126.1 million net proceeds from the issuance of common stock in a public equity offering and $3.3 million of proceeds from the exercise of common stock options, partially offset by $9.5 million of acquisition-related contingent payments, a $5.0 million debt repayment, and $3.5 million used to net-share settle equity awards.

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

As of June 30, 2020, we had no outstanding principal amount under our revolving credit facility. See Note 10 – Debt of Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information regarding this credit agreement and subsequent amendment.

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

Contractual Obligations and Commitments

The following table presents a summary of our future minimum payments under non-cancellable operating lease agreements and contractual service and licensing obligations as of June 30, 2020 (in thousands):

For the Years Ending December 31,	Operating Lease Obligations	Service and Licensing Obligations	Total Obligations
Reminder of 2020	$3,897	$2,700	$6,597
2021	7,644	2,748	10,392
2022	7,702	855	8,557
2023	8,597	444	9,041
2024	8,462	229	8,691
Thereafter	30,862	—	30,862
Total	$67,164	$6,976	$74,140
_______
* See Note 9 – Leases of our Notes to Condensed Consolidated Financial Statements for details of our operating lease obligations.

Service and Licensing Obligations

We have entered into service and licensing agreements with third party vendors to provide various services, including network access, equipment maintenance and software licensing. The terms of these services and licensing agreements are generally up to three years. We record the related service and licensing expenses on a straight-line basis over the terms of the agreements, although actual cash payment obligations under certain of these agreements fluctuate over the terms of the agreements.

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

As of June 30, 2020 and December 31, 2019, our cash, cash equivalents and restricted cash are summarized as follows (in thousands):

	June 30, 2020	December 31, 2019
Cash (1)	$30,303	$16,205
Cash equivalents (2)	46,539	7,261
Total cash and cash equivalents	$76,842	$23,466
Restricted cash	3,354	3,354
Total cash, cash equivalents and restricted cash	$80,196	$26,820
_________________

(1)We deposit our cash and cash equivalents in accounts with major banks and financial institutions and such deposits are in excess of federally insured limits. We also have deposits with a major bank in China that are denominated in both U.S. dollars and Chinese Yuan Renminbi and are not insured by the U.S. federal government.

(2)See Note 4 – Fair Value Measurements in our Notes to Condensed Consolidated Financial Statements for more information on our cash and cash equivalents.

As of June 30, 2020, our net contract assets consisted of commissions receivable balance of $582.8 million. Our contracts with carriers expose us to credit risk that a financial loss could be incurred if the counterparty does not fulfill its financial obligation. While we are exposed to credit losses due to the non-performance of our counterparties, we consider the risk of this remote. We estimate our maximum credit risk in determining the commissions receivable amount recorded on the balance sheet. Upon the adoption of ASC 326, we recorded $1.5 million of allowance for credit losses for our commissions receivable balance as of December 31, 2019. During the six months ended June 30, 2020, we recorded an additional $0.1 million for the allowance for credit losses. See Note 1 – Summary of Business and Significant Accounting Policies in our Notes to Condensed Consolidated Financial Statements for additional information regarding the accounting standard adoption. Our total contract assets and accounts receivable as of June 30, 2020 and December 31, 2019 are summarized as follows (in thousands):

	June 30, 2020	December 31, 2019
Contract assets – commissions receivable – current	$141,774	$174,526
Contract assets – commissions receivable – non-current	441,012	414,696
Accounts receivable	2,724	2,332
Total contract assets and accounts receivable	$585,510	$591,554

Our portfolio of available-for-sale debt securities is exposed to credit and interest rate risk. As of June 30, 2020, we invested $123.2 million and $11.4 million in short-term and long-term marketable securities, respectively. These marketable securities primarily consisted of commercial paper and agency bonds with credit rating of AA+ or equivalent by S&P Rating and Moody's Investor Services. The maturity of these securities were below two years. See Note 4 – Fair Value Measurements in our Notes to Condensed Consolidated Financial Statements for further discussion on our available-for-sale debt securities.

Foreign Currency Exchange Risk

To date, substantially all of our revenue has been derived from transactions denominated in United States Dollars. We have exposure to adverse changes in exchange rates associated with operating expenses of our foreign operations, which are denominated in Chinese Yuan Renminbi. Foreign currency fluctuations have not had a material impact historically on our results of operations; however, they may in the future. We have not engaged in any foreign currency hedging or other derivative transactions to date.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

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

Risks Related to Our Business

The marketing and sale of Medicare plans are subject to numerous, complex and frequently changing laws, regulations and guidelines, and non-compliance with or changes in laws, regulations and guidelines could harm our business, operating results and financial condition.

The marketing and sale of Medicare plans are subject to numerous laws, regulations and guidelines at the federal and state level. The marketing and sale of Medicare Advantage and Medicare Part D prescription drug plans are principally regulated by the Centers for Medicare and Medicaid Services, or CMS, but are also subject to state laws. The marketing and sale of Medicare Supplement plans are principally regulated on a state-by-state basis by state departments of insurance. The laws and regulations applicable to the marketing and sale of Medicare plans are numerous, ambiguous and complex, and, particularly with respect to regulations and guidance issued by CMS for Medicare Advantage and Medicare Part D prescription drug plans, change frequently. The telephone calls on which we enroll individuals into Medicare Advantage and Medicare Part D prescription drug plans are required to be recorded. Health insurance carriers audit these recordings for compliance and listen to them in connection with their investigation of complaints. In addition, Medicare eligible individuals may receive a special election period and the ability to change Medicare Advantage and Part D prescription drug plans outside the Medicare annual enrollment period in the event the sale of the plan was not in accordance with CMS rules and guidelines. Given CMS’s scrutiny of Medicare product health insurance carriers and the responsibility of the health insurance carriers for actions that we take, health insurance carriers may terminate our relationship with them or take other corrective action if our Medicare product sales, marketing and operations are not in compliance or give rise to too many complaints. The termination of or change in our relationship with health insurance carriers for this reason would reduce the products we are able to offer, could result in the loss of commissions for past and future sales and would otherwise harm our business, operating results and financial condition.

As a result of the laws, regulations and guidelines relating to the sale of Medicare plans, we have altered, and likely will have to continue to alter, our marketing and sales process to comply with these laws, regulations and guidelines. For instance, many aspects of our ecommerce platforms and our marketing material and processes, as well as changes to these platforms, materials and processes, including call center scripts, must be filed on a regular basis with CMS and reviewed and approved by health insurance carriers in light of CMS requirements. In addition, certain aspects of our Medicare plan marketing partner relationships have been in the past, and will be in the future, subjected to CMS and health insurance carrier review. CMS, state departments of insurance or health insurance carriers may determine to object to or not to approve aspects of our online platforms, sales function or marketing material and processes and may determine that certain existing aspects of our Medicare-related business are not in compliance. Changes to the laws, regulations and guidelines relating to the sale of Medicare plans, their interpretation or the manner in which they are enforced could impact the manner in which we conduct our Medicare business, our ecommerce platforms or our sale of Medicare plans, or we could be prevented from operating aspects of our Medicare revenue generating activities altogether, which would harm our business, operating results and financial condition.
If our ability to enroll individuals during enrollment periods is impeded or if investments we make in enrollment periods do not result in the returns we expected when making those investments, our business, operating results and financial condition would be harmed.

In an attempt to attract and enroll a large number of individuals during the Medicare annual enrollment period and to a lesser extent, the Medicare Advantage open enrollment period and the health care reform open enrollment period under the Affordable Care Act, we may invest in areas of our business, including technology and content, customer care and enrollment, and marketing and advertising. We have in the past made investments in areas of our business in advance of enrollment periods that have not yielded the results we expected when making those investments. Any investment we make in any enrollment period may not result in a significant number of approved and paying members or may not be as cost-effective as we anticipated. If it does not, or is not, our business, operating results and financial condition would be harmed. If our ability to market and sell Medicare-related health insurance and individual and family health insurance is constrained during an enrollment period for any reason, such as technology failures, interruptions in the operation of our e-commerce or telephony platforms, reduced allocation of resources, any inability to timely employ, license, train, certify and retain our employees and our outsourced call centers and their health insurance agents to sell health insurance, we could acquire fewer members, suffer a reduction in our membership, and our business, operating results and financial condition could be harmed.
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

Effective January 1, 2018, we adopted Accounting Standards Update 2014-09, Revenue from Contracts with Customers (ASC 606) using the full retrospective method, which required us to revise our historical financial information by applying the new standard. The adoption had a material impact on our consolidated financial statements. The most significant impact of the standard was on our commission revenue. Since the adoption of ASC 606, we re-compute LTVs for all outstanding cohorts on a quarterly basis. We continually review and monitor changes in the data used to estimate LTV and compare the cash received for each cohort to our original estimates at the time of approval. The fluctuations of cash received for each cohort and LTV can be significant and may or may not be indicative of the need to adjust revenue for prior period cohorts. We continue to enhance our LTV estimation models using statistical tools to increase the accuracy of LTV estimates with an emphasis on improving member attrition forecasting. The enhancements to the LTV estimation model provide greater statistical certainty on expected cash collections, particularly for earlier period cohorts where there is more historical data available. We refer to the net commission revenue from members approved in prior periods as “adjustment revenue” and our revenue can fluctuate significantly from period to period as a result of adjustment revenue. Adjustment revenue, which can be a positive or negative amount, can have a significant favorable or unfavorable impact on our revenue. We recognize adjustment revenue for plans approved in prior periods when changes in assumptions for constrained LTV calculations are made and when there is sufficient evidence demonstrating a trend that is different from the estimated constrained LTV at the time of approval resulting in a change in estimate to expected cash collections. Net adjustment revenue consists of increases in revenue for certain prior period cohorts as well as reductions in revenue for certain prior period cohorts, with a corresponding increase or decrease to contract assets – commissions receivable accordingly. We recognize positive adjustment revenue to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. We assess the risk of significant revenue reversal based on statistical and qualitative analysis given historical information and current market conditions.

As we continue to evaluate our LTV estimation models, we may in the future make further changes based on a number of factors and such changes could result in significant increases or decreases in our revenue. Constrained LTVs are estimates and are based on a number of assumptions, which include, but are not limited to, estimates of the conversion rates of approved members into paying members, forecasted average plan duration and forecasted commission rates we expect to receive per approved member's plan. These assumptions are based on historical trends and require significant judgment by our management in interpreting those trends and in applying the constraints. Changes in our historical trends will result in changes to our constrained LTV estimates in future periods and therefore could adversely affect our revenue and financial results in those future periods. As a result, negative changes in the factors upon which we estimate constrained LTVs, such as reduced conversion of approved members to paying members, increased health insurance plan terminations or a reduction in the lifetime commission amounts we expect to receive for selling the plan to a member or other changes could harm our business, operating results and financial condition. In addition, if we ultimately receive commission payments that are less than the amount we estimated when we recognized commission revenue, we would need to write off the remaining commission receivable balance, which would adversely impact our business, operating results, and financial condition.

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

Commission rates are also a significant factor in our estimation of constrained LTVs. The commission rates we receive are impacted by a variety of factors, including the particular health insurance plans chosen by our members, the carriers offering those plans, our members’ states of residence, the laws and regulations in those jurisdictions, the average premiums of plans purchased through us and health care reform. Our commission revenue per member has in the past decreased, and could in the future decrease, as a result of reductions in contractual commission rates, a change in the mix of carriers whose products we sell during a given period, and increased health insurance plan termination rates, all of which are beyond our control and may occur on short notice. To the extent these and other factors cause our commission revenue per member to decline, our revenue may decline and our business, operating results and financial condition would be harmed. Given that Medicare-related and individual and family health insurance purchasing is concentrated during enrollment periods, we may experience a shift in the mix of Medicare-related and individual and family health insurance products selected by our members over a short period of time. Any reduction in our average commission revenue per member during the enrollment periods caused by such a shift or otherwise would harm our business, operating results and financial condition.

The determination of constraints is also a factor that requires significant management judgment. Constraints are applied to LTVs for revenue recognition purposes and help ensure that the total estimated lifetime commissions expected to be collected from an approved member's plan are recognized as revenue only to the extent that is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with future commissions receivable from the plan is subsequently resolved. We determine the constraint for each product by comparing prior calculations of LTV to actual cash received and review the reasons for any variations. We then apply judgment in assessing whether the difference between historical cash collections and LTV is representative of differences that can be expected in future periods. We also analyze whether circumstances have changed and consider any known or potential modifications to the inputs into LTV in light of the factors that can impact the amount of cash expected to be collected in future periods including but not limited to commission rates, carrier mix, plan duration, changes in laws and regulations, and cancellations of insurance plans offered by health insurance carriers with which we have a relationship. We evaluate the appropriateness of our constraints on a quarterly basis, and we update our assumptions when we observe a sufficient amount of evidence that would suggest that the long-term expectation underlying the assumptions has changed. If we underestimate the initial constraint applied to LTVs, we might be required to increase the constraint or record negative adjustment revenue in a future period which would harm our business, operating results and financial condition.
Our business may be harmed if we lose our relationship with health insurance carriers or our relationship with health insurance carriers is modified.

We typically enter into contractual relationships with health insurance carriers that are non-exclusive and terminable on short notice by either party for any reason. In many cases, health insurance carriers also may amend the terms of our agreements unilaterally, including commission rates, on short notice. Carriers may be unwilling to allow us to sell their existing or new health insurance plans, or desire to amend our agreements with them for a variety of reasons, including for competitive or regulatory reasons, dissatisfaction with the economics of the members that we place with them or because they do not want to be associated with our brand. We may also terminate our relationship with health insurance carriers. In the event we are not successful in gaining and maintaining the ability to sell Medicare, individual and family and ancillary health insurance plans, if health insurance carriers pay us no commissions or reduced commissions in connection with the sale of these plans or if health insurance carriers change our relationship with them in other ways, we could lose a substantial number of existing and potential members and commissions, which would materially harm our business, operating results and financial condition. The termination of our relationship with a health insurance carrier by us or the health insurance carrier or the amendment of or change in our relationship with a carrier could reduce the variety, quality and affordability of health insurance plans we offer, cause a loss of commission payments, cause a reduction in constrained LTVs and adversely impact our ability to recognize revenue or have other adverse impacts, which could harm our business, operating results and financial condition. It also could adversely impact, or cause the termination of, commissions for past and future sales, which would materially harm our business, operating results and financial condition. Our business could also be harmed if in the future we fail to develop new carrier relationships and are unable to offer consumers a variety of health insurance plans in each jurisdiction.

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

Our Medicare plan-related revenue is concentrated in a small number of health insurance carriers. The success of our Medicare-related health insurance business depends upon our ability to enter into new and maintain existing relationships with health insurance carriers on favorable economic terms. The concentration of our Medicare plan sales in a limited number of health insurance carriers makes us vulnerable to changes in carrier commission rates, the amount they pay us for advertising services and the competitiveness of our carriers’ Medicare products. We expect that a small number of health insurance carriers will account for a significant portion of our revenue for the foreseeable future and any impairment of our relationship with, or the material financial impairment of, these health insurance carriers could adversely affect our business, operating results and financial condition.

We may also temporarily or permanently lose the ability to market and sell Medicare plans for one or more of our Medicare plan carriers. The regulations applicable to the business of selling Medicare-related health insurance are complex and frequently change. We or the health insurance agents we employ have in the past, and may in the future, violate one or more of the many requirements imposed by CMS or state laws and regulations. A carrier may terminate our relationship for that or other reasons, or CMS may penalize health insurance carriers for certain regulatory violations by suspending or terminating the carrier's ability to market and sell Medicare plans. CMS also may require the carrier to terminate its membership and allow its members to move to other plans. Given the concentration of our Medicare plan sales in a small number of carriers, if we lose a relationship with a health insurance carrier to market their Medicare plans temporarily or permanently or if the health insurance carrier loses its Medicare product membership, our business, operating results and financial condition would be harmed. The agreements that we have with health insurance carriers to sell Medicare plans may be unilaterally amended or terminated by the carrier on short notice and the amendment or termination could adversely impact, or cause the termination of, the commission payments that we receive for selling their Medicare plans, including commissions on plans that we have already sold, which could materially harm our business operating results and financial condition.
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

The spread of COVID-19 has created a global public health crisis that has resulted in unprecedented uncertainty, volatility and disruption in governmental, commercial and consumer activity in the United States and globally. In an effort to mitigate the spread of COVID-19, and to comply with applicable government directives, we have modified our business practices, including directing employees to work from home, restricting employee travel, cancelling in-person meetings and implementing our business contingency plans and protocols to the extent necessary. While we have not experienced a significant impact on our business, operating results or financial condition as a result of COVID-19 to date, there can be no assurances that they will not be materially adversely affected in the future. The COVID-19 pandemic has negatively impacted consumer spending and business spending habits and could negatively impact our workforce and operations and the operations of health insurance carriers, customers and our business partners. The extent to which the COVID-19 pandemic impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, including but not limited to the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume.

COVID-19 and public health crises, illness, epidemics or pandemics, in general, and disruption to our call center and service operations, in particular, could materially impact our business, operations and financial condition. A potential COVID-19 infection of any of our employees could adversely impact our operations, including resulting in the sudden closure of any of our offices should we determine to re-open them. Our business operations may be disrupted if key personnel or significant portions of our employees are unable to work effectively, especially if such disruption occurs during or in our preparation for the Medicare annual enrollment period. We have had to adjust our business operations, including onboarding, training new health insurance agents remotely and asking all of our employees to work from home, which could cause operational difficulties, reduce the effectiveness of our agent in selling health insurance and impair our ability to manage our business. The transition of our employee population to a remote work environment may exacerbate certain risks to our business, including an increased demand for information technology resources, increased risk of phishing and other cybersecurity attacks, and increased risk of unauthorized dissemination of sensitive personal information or proprietary or confidential information about us or our customers or other third-parties. Our business operations and recruitment efforts could be impacted if government offices, including CMS and state departments of insurance, are adversely impacted by COVID-19 given that some of our marketing materials require CMS approval and health insurance agent licensing and licensing renewals are dependent on state department of insurance processing. Our product development initiatives could also be negatively impacted by extended office closures. Furthermore, if any of our health insurance carriers, business partners or vendors increase the prices of or become unable to continue to provide their products or services as a result of COVID-19, or if health insurance carriers reduce our commission rates or the amount they pay us, our business, operating results and financial condition would be harmed. The impact of COVID-19 to our Individual, Family and Small Business segment is especially uncertain because of increases in unemployment rate, potential delays in customer premium payments and/or health insurance carrier commission payments, potential changes to the open enrollment period, and potential changes to qualified health plans subsidies, among others. COVID-19 presents uncertainties and risks with respect to the demand for and pricing of health insurance plans, which could negatively impact our business, operating results and financial condition.

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

The loss of the services of any of our executive officers or key employees could harm our business. For example, we are required to appoint a single designated writing agent with each insurance carrier. A small number of our employees act as writing agent and each employee that acts as writing agent does so for a number of carriers. Robert Hurley, who resigned as an executive officer in March 2020 but remains a part-time employee for a transitionary period of undetermined length, is the writing agent on a large number of our carrier relationships. During Mr. Hurley’s transitionary period, we need to replace Mr. Hurley as writing agent with another employee who has health insurance licenses. Due to our national reach and the large number of carriers whose plans are purchased by our members, this transition has taken a significant period of time to complete.

If the transition is not successful, our agency relationship with particular insurance carriers may be terminated, our commission payments could be discontinued or delayed and, as a result, our business, operating results and financial condition would be harmed.
Our business may be harmed if we are not successful in executing on our strategic investments and initiatives, including our growth strategy and retention initiatives.

As part of our strategy, we have determined to invest in initiatives to accelerate growth in our Medicare product sales, including Medicare Advantage and Medicare Supplement plans, to enhance post-enrollment consumer engagement and increase customer retention, to increase online enrollment and enhance operating leverage, to expand our strategic partner relationships and to improve our technology platform to optimize the consumer experience and relationship, and to utilize data analytics to increase the productivity of our customer care employees. Pursuing and investing in these and other initiatives we develop will require significant investments in marketing and advertising, technology and product offerings, and customer care and enrollment, among others, and involves risks and uncertainties described elsewhere in this Risk Factors section, including the initiatives not achieving our retention, growth or profitability targets, inadequate return of capital on our investments, legal and regulatory compliance risks, potential changes in laws and regulations and other issues that could cause us to fail to realize the anticipated benefits of our investments and incur unanticipated liabilities. Our pursuit of these strategic initiatives may not be successful. Our cash flow from operations is expected to be negative in the year ending December 31, 2020 and was negative in each of the years ended December 31, 2019, 2018 and 2017. As a result, our investment in these initiatives could result in our needing to raise additional capital. If we are not successful in executing on our business strategy, our business, operating results and financial condition would be harmed.
Significant consolidation in the health insurance industry could alter our relationships with health insurance carriers and harm our business and financial results.

The health insurance industry in the United States has experienced a substantial amount of consolidation, resulting in a decrease in the number of health insurance carriers. Consolidation in the health insurance industry could cause a loss of or changes in our relationship with carriers and reduction in our commission or other revenue, which could harm our business, operating results and financial condition. In the future, we may be forced to offer health insurance from a reduced number of insurance carriers or to derive a greater portion of our revenue from a more concentrated number of carriers as our business and the health insurance industry evolve. The impact to our business will be most significant if the consolidation involves one of the carriers that are responsible for a significant amount of our revenue. Revenue derived from carriers owned by UnitedHealthcare represented approximately 23% and 18% of our total revenue for the six months ended June 30, 2020 and 2019, respectively. Revenue derived from Humana represented approximately 19% and 22% of our total revenue for the six months ended June 30, 2020 and 2019, respectively. Revenue derived from Aetna represented approximately 15% and 17% of our total revenue for the six months ended June 30, 2020 and 2019, respectively. We have several agreements that govern our sale of health insurance plans with these health insurance carriers. They may be unilaterally amended or terminated by the carrier on short notice and the amendment or termination could adversely impact or cause the termination of the commission payments that we receive from these health insurance carriers, including commissions on plans that we have already sold, which could materially harm our business, operating results and financial condition. Our revenue could be adversely impacted if we are unable to maintain currently-existing levels of business with any of our significant health insurance carriers or if we are unable to offset any loss of business with alternative health insurance carriers. Mergers among health insurance carriers or an acquisition of one carrier by another carrier may trigger changes to our agreements with such carriers. For example, health insurance carriers may unilaterally amend or terminate or agreement on short notice, which could adversely impact, or cause the termination of, the commission payments that we receive from these carriers, which could materially harm our business, operating results and financial condition.
Seasonality may cause fluctuations in our financial results.

Open enrollment periods drive the seasonality of our business. The Medicare annual enrollment period occurs from October 15 to December 7 each year and the individual and family health insurance open enrollment period typically runs from November 1 through December 15 each year. In addition, the Medicare Advantage open enrollment period, where Medicare-eligible individuals who enrolled in a Medicare Advantage plan can switch to the original Medicare program or switch to a different Medicare Advantage plan, runs from January 1st through March 31st of each year. We experience an increase in the number of submitted Medicare-related applications and approved members during the fourth quarter and, to a lesser extent, in the first quarter, and an increase in Medicare plan related expense during the third and fourth quarters in connection with the open enrollment periods. Our commission revenue is the highest in our fourth quarter and second-highest in our first quarter given the increase in submitted applications and approved members in those periods compared to the rest of the year. We have typically experienced increased customer care and enrollment experience in the third and fourth quarters as we increase the number of agents to assist consumers in the enrollment periods. A significant portion of our marketing and advertising expenses is driven by the number of health insurance applications submitted through us. Since our marketing and advertising costs are expensed and generally paid as incurred and commissions from approved members are paid to us over time, our operating cash flows could be adversely impacted by a substantial increase in marketing expense as a result of a higher volume of applications submitted during a quarter or positively impacted by a substantial decline in marketing expense as a result of lower volume of applications submitted during a quarter.

The seasonality of our business could change in the future due to other factors, including as a result of changes in timing of the Medicare or individual and family health plan enrollment periods, adoption of new enrollment periods such as the COVID-related special enrollment period, and changes in the laws and regulations that govern the sale of health insurance. We may not be able to timely adjust to changes in customer demand and the seasonality of our business. If we are not successful in responding to changes in the seasonality of our business, our business, operating results and financial condition could be harmed.
Our financial results will be adversely impacted if our membership does not grow or if we are not able to successfully retain our existing members and limit health insurance plan termination.

We receive commissions from health insurance carriers for health insurance plans sold through us. When one of these plans is canceled, or if we otherwise do not remain the agent on the plan, we no longer receive the related commission payment. Our members may choose to discontinue their health insurance plans for a variety of reasons. Consumers may also purchase individual and family and Medicare-related health insurance plans directly from other sources, such as government-run health insurance exchanges, and we would not remain the agent on the policy and receive the related commission. Medicare Advantage plan enrollees may enroll in another Medicare Advantage plan or disenroll from their Medicare Advantage plan and return to original Medicare during the Medicare Advantage open enrollment period that is scheduled to occur between January 1st and March 31st of each year. In addition, certain individuals are permitted to enroll, disenroll or change their Medicare Advantage or Medicare Part D prescription drug plans during a COVID-related special enrollment period that began and ended in the second quarter of 2020. We observed an increase in Medicare Advantage plan and Medicare Part D prescription drug plan termination rates during the first half of 2020 compared to our historical observations due in part to the Medicare Advantage open enrollment period. If our Medicare Advantage and other health insurance plan termination rates do not decline in subsequent quarters, our business, operating results and financial condition would be harmed.

Health insurance carriers have in the past and may in the future terminate health insurance plans purchased and held by our members. Any decrease in the amount of time we retain our members on the health insurance plans that they purchased through us could adversely impact the estimated constrained LTV we use for purposes of recognizing revenue, which could harm our business, operating results and financial condition. For example, our Medicare Advantage plan and Medicare Part D prescription drug plan LTVs have been negatively impacted by increased plan termination rates. While we plan to place a stronger operational focus on member retention, there are no assurances that investments we make to pursue retention initiatives will result in a decline in health insurance plan termination rate and/or improvement in our constrained LTVs in the future. If we are not able to successfully retain our existing members and limit health insurance plan termination, our business, operating results and financial condition would be harmed. In addition, the growth of our membership is highly dependent upon our success in attracting new members. The Medicare-related commission rates that we receive may be higher in the first calendar year of a plan if the plan is the first Medicare-related plan issued to the member. Similarly, the individual and family commission rates that we receive are typically higher in the first twelve months of a policy. After the first twelve months, the commission rates generally decline significantly. As a result, if we do not add a sufficient number of members to new plans, our business, operating results and financial condition would be harmed. If we experience higher health insurance plan termination rates than we estimated when we recognized commission revenue, we may not collect all of the related commissions receivable, which could result in a write-off of contract assets - commissions receivable, which would harm our business, operating results and financial condition.

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

Even if we or our outsourced call centers are successful in hiring licensed health insurance agents, our success depends on the productivity of these health insurance agents. Health insurance agents may not perform to the standard we expect of them, which could result in lower than expected conversion rates and revenue, higher costs of acquisition per member and higher plan termination rates. We have observed that our health insurance agent employees are more productive than the employees of outsourced call centers and that experienced health insurance agents are more productive than less-tenured health insurance agents. As a result, the success of our business depends upon our ability to retain existing health insurance agents and hiring and training a sufficient number of internal health insurance agent employees who can perform to the standard we expect of them. Failure to retain, train and ensure the productivity of our health insurance agent employees and employees of outsourced call centers would harm our business, operating results and financial condition.

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

Our success in selling Medicare-related health insurance is dependent in part on the actions of federal and state governments. The adoption of laws, regulations or policies by federal and state governments has in the past and could in the future adversely impact our Medicare business. For example, CMS also has in the past determined to reduce the payments it makes to health insurance carriers in connection with the sale of Medicare Advantage plans. Any similar reduction in the future could cause the cost of Medicare Advantage plans to increase or the benefits under Medicare Advantage plans to decrease, either of which would impair our ability to sell Medicare Advantage plans. CMS also has in the past adopted rules relating to the timing and nature of the compensation of agents in connection with the sale of Medicare Advantage and Medicare Part D prescription drug plans. The effect of these rules was to reduce our compensation as a health insurance agent in connection with the sale of these plans or had other adverse consequences. In addition, under the Affordable Care Act, health insurance carriers are required to pay a fee or tax on net premium revenue for certain types of health insurance. The health insurance tax applies to Medicare Advantage, Part D prescription drug, individual and family, and small group health insurance plans. This health insurance tax was suspended by the federal government in 2017 and 2019, but it is effective in 2020 and is expected to be suspended again in 2021. As a result of the health insurance tax, consumers could experience higher premiums, higher out of pocket costs and/or reduced benefits as health insurance carriers may pass the cost of the health insurance tax to the consumers. In the event the actions of the federal government, state governments or other circumstances decrease the demand for the Medicare related health insurance that we sell, or result in a reduction in the amount paid to us or have other adverse impacts, our business, operating results and financial condition could be harmed.

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

The market for selling health insurance plans is highly competitive. We compete with entities and individuals that offer and sell health insurance plans utilizing traditional distribution channels as well as the Internet. Our competitors include local insurance agents across the United States who sell health insurance plans in their communities, companies that advertise primarily through the television and companies that operate websites, provide quote information or an online shopping experience for consumers interested in purchasing health insurance. Many health insurance carriers also directly market and sell their plans to consumers through call centers, Internet advertising and their own websites. Although we offer health insurance plans for many of these carriers, they also compete with us by offering their plans directly to consumers. Some competitors also use Internet advertising and “lead aggregator” services that use the Internet to find consumers interested in purchasing health insurance and are compensated for referring those consumers to health insurance agents or carriers. In connection with our marketing of Medicare plans, we compete with the original Medicare program. CMS also offers plan information, comparison tools, call centers and online enrollment for Medicare Advantage and Medicare Part D prescription drug plans. CMS offers plan information and referral to health insurance carriers for Medicare Supplement plans. We compete with the Federally Facilitated Marketplace, or FFM, and state health insurance exchanges implemented as a result of health care reform in marketing individual and family health insurance products. Health care reform also has resulted in health insurance plan cost and benefit data being more readily accessible, which has facilitated additional competition.

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

In December 2018, a federal district court in Texas determined that the individual mandate in the Affordable Care Act is unconstitutional, because it was not within Congress’s tax power or interstate commerce power. It also determined that the remaining provisions of the Affordable Care Act were inseverable and therefore invalid. The court, however, did not rule that the operation of the Affordable Care Act be enjoined, so the law continues to operate until determined otherwise by the court or an appellate court. The Fifth Circuit Court of Appeals agreed with the district court that the mandate is unconstitutional, but remanded the case back to the district court to address whether the unconstitutionality of the mandate should impact the rest of the law. In March 2020, the Supreme Court agreed to review the case, including whether the individual mandate is unconstitutional, and if the mandate is unconstitutional whether the rest of the Affordable Care Act can survive. If the Affordable Care Act were finally determined to be unconstitutional and no longer operated, it is unclear what impact it or its replacement would have on our business. However, it or its replacement could adversely impact our business, operating results and financial condition.
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

If we are not successful in cost-effectively converting visitors to our website and customers to our call centers into members for which we receive commissions, our business and operating results would be harmed.

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

We depend upon Internet search engines and social media platforms to attract a significant portion of the consumers who visit our website, and if we are unable to effectively advertise on search engines or social media platforms on a cost-effective basis, our business and operating results would be harmed.

We derive a significant portion of our website traffic from consumers who search for health insurance through Internet search engines, such as Google, Bing and Yahoo!, and through social media platforms, such as Facebook. A critical factor in attracting consumers to our website is whether we are prominently displayed in response to an Internet search relating to health insurance or on a social media platform. Search engines typically provide two types of search results, algorithmic listings and paid advertisements. We rely on both to attract consumers to our websites and otherwise generate demand for our services.

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

We purchase paid advertisements on search engines and social media platforms in order to attract consumers to our platforms. We typically pay a search engine for prominent placement of our website when particular health insurance-related terms are searched for on the search engine, regardless of the algorithmic search result listings. The prominence of the placement of our advertisement is determined by a combination of factors, including the amount we are willing to pay and algorithms designed to determine the relevance of our paid advertisement to a particular search term. As with algorithmic search result listings, search engines may revise the algorithms relevant to paid advertisements and websites other than our ecommerce platform may become more optimized for the algorithms. These changes may result in our having to pay increased amounts to maintain our paid advertisement placement in response to a particular search term. We could also have to pay increased amounts should the market share of major search engines continue to become more concentrated with a single search engine. Additionally, we bid against our competitors and others for the display of these paid search engine or social media platform advertisements. Many of our competitors and other entities, including many insurance carriers and government-run health insurance exchanges, have greater resources with which to bid and better brand recognition than we do. We have experienced increased competition from health insurance carriers, government health insurance exchanges and some of our marketing partners for both algorithmic search result listings and for paid advertisements. The competition has increased the cost of paid internet search advertising and has increased our marketing and advertising expenses. The competition increases substantially during the enrollment periods for Medicare related health insurance and for individual and family health insurance. If paid search advertising costs increase or become cost prohibitive, whether as a results of competition, algorithm changes or otherwise our advertising expenses could rise significantly or we could reduce or discontinue our paid search advertisements, either of which would harm our business, operating results and financial condition.

We rely significantly on marketing partners and our business and operating results would be harmed if we are unable to maintain effective relationships with our existing marketing partners or if we do not establish successful relationships with new marketing partners.

In addition to marketing through Internet search engines, we frequently enter into contractual marketing relationships with other online and offline businesses that promote us. These marketing partners include financial and online service companies, affiliate programs and online advertisers and content providers. We also have relationships with strategic marketing partners, including hospitals and pharmacy chains that promote our Medicare platforms to their customers as well as pharmacy service providers and other affinity groups. We compensate many of our marketing partners for their referrals on a submitted health insurance application basis and, if they are licensed to sell health insurance, may share a percentage of the commission we earn from the health insurance carrier for each member referred by the marketing partner.

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

We rely on health insurance carriers to timely and accurately report the amount of commissions earned by us, and we calculate our commission revenue, prepare our financial reports, projections and budgets and direct our marketing and other operating efforts based on the reports we receive from health insurance carriers. There have been instances where we have determined that plan cancellation data reported to us by a health insurance carrier has not been accurate. The extent to which health insurance carriers are inaccurate in their reporting of plan cancellations could cause us to change our cancellation estimates, which could adversely impact our revenue. We have designed controls to assess the completeness and accuracy of the data received, whereby we apply judgment and make estimates based on historical data and current trends to independently determine whether or not carriers are accurately reporting commissions due to us. We also operate procedures with carriers on an ongoing basis whereby potential under or over reporting is reconciled and discrepancies are resolved. For instance, we reconcile information health insurance carriers provide to us and may determine that we were not historically paid commissions owed to us, which would cause us to have underestimated our membership. Conversely, health insurance carriers may require us to return commission payments paid in a prior period due to plan cancellations for members we previously estimated as being active. To the extent that health insurance carriers understate or fail to accurately report the amount of commissions due to us in a timely manner or at all, our estimates of constrained LTV may be adversely impacted, which would harm our business, operating results and financial condition. In addition, any inaccuracies in the reports would adversely impact our commission revenue for future periods which is based on historical trends, including trends relating to contracted commission rates and expected health insurance plan cancellation.

We do not receive information about membership cancellations from our health insurance carriers directly, which makes it difficult for us to determine the impact of current conditions on our membership retention and to accurately estimate membership as of a specific date.

We depend on health insurance carriers and others for data related to our membership. For instance, with respect to health insurance plans other than small business health insurance, health insurance carriers do not directly report member cancellations to us, resulting in the need for us to determine cancellations using payment data that carriers provide. We infer cancellations from this payment data by analyzing whether payments from members have ceased for a period of time, and we may not learn of a cancellation for several months. The majority of our members who terminate their plans do so by discontinuing their insurance premium payments to the health insurance carrier and do not inform us of the cancellation. With respect to our small business membership, many groups notify the carrier directly with respect to increases or decreases in group size and policy cancellations. Our insurance carrier partners often do not communicate this information to us, and it often takes a significant amount of time for us to learn about small business group cancellations and changes in our membership within the group itself. We often are not made aware of policy cancellations until the time of the group’s annual renewal.

Given the number of months required to observe non-payment of commissions in order to confirm cancellations, we estimate the number of members who are active on health insurance plans as of a specified date. After we have estimated membership for a period, we may receive information from health insurance carriers that would have impacted the estimate if we had received the information prior to the date of estimation. We may receive commission payments or other information that indicates that a member who was not included in our estimates for a prior period was in fact an active member at that time, or that a member who was included in our estimates was in fact not an active member of ours. As a result of the Medicare annual enrollment and other open enrollment periods, we may not receive information from our carriers on as timely a basis due to the significant increase in health insurance transaction volume, which could impair the accuracy of our membership estimates. For these and other reasons, including if current trends in membership cancellation are inconsistent with past cancellation trends that we use to estimate our membership or if carriers subsequently report changes to the commission payments that they previously reported to us, our actual membership could be different from our estimates, perhaps materially. If our actual membership is different from our estimates, the constrained LTV component of our revenue recognition could also be inaccurate, including as a result of an inaccurate estimate of the average amount of time our members maintain their health insurance plans. As a result of the delay we experience in receiving information about our membership, it is difficult for us to determine with any certainty the impact of current conditions on our membership retention. For example, our estimated membership reported as of March 31, 2020 was higher than our actual membership, because we experienced increased membership cancellation during the first quarter of 2020 as compared to the historical cancellation rates we used to estimate our membership as of March 31, 2020. We were not able to observe the increased membership cancellations that occurred during the first quarter of 2020 until after we reported our estimated membership for the period. Similarly, we do not expect to have full visibility into our membership cancellation during the second quarter of 2020 given the significant amount of time after the end of a quarter for us to observe membership trends. Various circumstances, including market-related factors such as changes in timing of enrollment periods and other factors specific to our business, could cause the assumptions and estimates that we make in connection with estimating our membership and constrained LTV to be inaccurate, which would harm our business, operating results and financial condition.

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

Any compromise or perceived compromise of our security or the security of one of our vendors could damage our reputation, cause the termination of relationships with government-run health insurance exchanges and our members, marketing partners and health insurance carriers, reduce demand for our services and subject us to significant liability and expense as well as regulatory action and lawsuits, which would harm our business, operating results and financial condition. The COVID-19 pandemic generally is increasing the attack surface available to criminals, as more companies and individuals work remotely and otherwise work online. Consequently, the risk of a cybersecurity incident has increased. We cannot provide assurances that our preventative efforts, or those of our vendors or service providers, will be successful. In addition, in the event that additional data security laws are implemented, or our health insurance carrier or other partners determine to impose requirements on us relating to data security, we may not be able to timely comply with such requirements or such requirements may not be compatible with our current processes. Changing our processes could be time consuming and expensive, and failure to timely implement required changes could result in our inability to sell health insurance plans in a particular jurisdiction or for a particular health insurance carrier or subject us to liability for non-compliance, any of which would damage our business, operating results and financial condition. For instance, health insurance carriers may require us to be compliant with security standards in order to accept credit card information from consumers or require us to comply with privacy and security standards to do business with us at all. Compliance with privacy and security standards is regularly assessed, and we may not always be compliant with the standards. If we are not in compliance, we may not be able to accept credit card information from consumers or conduct health insurance business, and our relationship with health insurance carriers could be adversely impacted or terminated, which would harm our business, operating results and financial condition.

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

We have received, and may in the future receive, inquiries from CMS or state departments of insurance regarding our marketing and business practices and compliance with laws and regulations. We also have become, and may in the future become, involved in litigation or claims in the ordinary course of our business, including with respect to employment-related claims such as workplace discrimination or harassment. We have, and may in the future, face claims of violations of other local, state, and federal labor or employment laws, laws and regulations relating to marketing and laws and regulations relating to the marketing or sale of health insurance. If we are found to have violated laws or regulations, we could lose our relationship with health insurance carriers and be subject to various fines and penalties, including revocation of our licenses to sell insurance which would cause us to lose our commission revenue, and our business, operating results and financial condition would be materially harmed. In addition, if regulators believe our websites or marketing material are not compliant with applicable laws or regulations, we could be forced to stop using our websites, marketing material or certain aspects of them, which would harm our business, operating results and financial condition.

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

We are party to a credit agreement with Royal Bank of Canada and other lenders that enables us to borrow up to $75 million pursuant to a revolving credit facility. This credit agreement imposes certain covenants and restrictions on our business and our ability to obtain additional financing. As of June 30, 2020, we had no outstanding debt under our revolving credit facility.

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

The laws and regulations governing the offer, sale and purchase of health insurance are complex and subject to change, and future changes may be adverse to our business. For example, a long-standing provision in most applicable state laws that we believe is advantageous to our business is that once health insurance premiums are set by the carrier and approved by state regulators, they are fixed and not generally subject to negotiation or discounting by insurance companies or agents. Additionally, state regulations generally prohibit carriers, agents and brokers from providing financial incentives, such as rebates, to their members in connection with the sale of health insurance. As a result, we do not currently compete with carriers or other agents and brokers on the price of the health insurance plans offered on our website. If these regulations change, we could be forced to reduce prices or provide rebates or other incentives for the health insurance plans sold through our ecommerce platform, which would harm our business, operating results and financial condition. Although commissions do not currently have to be disclosed to the public, if commissions become more regulated and commissions paid to us have to be disclosed, it is possible that health insurance carriers may lower our commission rates, which could reduce our revenue.

States have adopted and will continue to adopt new laws and regulations, including in response to health care reform legislation. It is difficult to predict how these new laws and regulations will impact our business. In some cases such laws and regulations could amplify the adverse impacts of health care reform to our business, or states may adopt new requirements that adversely impact our business, operating results and financial condition. For example, certain states have adopted or are contemplating rules and regulations that would either ban the sale of short-term health insurance, limit its duration and renewability, or apply certain aspects of the Affordable Care Act to short-term health insurance, such as the essential health benefits or requiring that short-term health insurance cover pre-existing conditions. Rules and regulations such as these could adversely impact our sale of short-term health insurance for several reasons, including because carriers may exit the market of selling short-term health insurance due to regulatory concerns, determine it is not profitable to sell the plans or increase plan premiums to a degree that reduces consumer demand for them. Moreover, our sales outside of the health care reform open enrollment period could decline, because many individuals and families choose to purchase short-term health insurance outside of the open enrollment period given the unavailability of major medical individual and family health insurance to them. States may also require stronger disclosure and marketing rules governing the sale of short-term health insurance which may impact our conversion rates on the sale of short-term health insurance. Additionally, states and the federal government may adopt laws and regulations that further impact the types of health insurance coverage available to consumers, the product features and benefits, and the role and compensation of agents and brokers in the sale of health insurance.

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

The trading price of our common stock has been volatile and is likely to continue to fluctuate substantially. For the quarter ended June 30, 2020, the closing price of our common stock fluctuated from $91.28 to $133.99 per share. The trading price of our common stock depends on a number of factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our common stock since you might be unable to sell your shares at or above the price you paid. Factors that could cause fluctuations in the trading price of our common stock include the following:

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

Exhibit Number			Incorporation by Reference Herein
		Description of Exhibit	Form	Date
10.1		2020 Employee Stock Purchase Plan	Current Report on Form 8-K (File No. 001-33071)	June 15, 2020
31.1	†	Certification of Scott N. Flanders, Chief Executive Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	†	Certification of Derek N. Yung, Chief Financial Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	‡	Certification of Scott N. Flanders, Chief Executive Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	‡	Certification of Derek N. Yung, Chief Financial Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	†	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	†	Inline XBRL Taxonomy Extension Schema Document
101.CAL	†	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	†	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	†	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	†	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		The cover page from the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2020, formatted in Inline XBRL and contained in Exhibit 101
† Filed herewith.
‡ Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EHEALTH, INC.
Date:	August 6, 2020	/s/ Scott N. Flanders
Scott N. Flanders Chief Executive Officer (Principal Executive Officer)
Date:	August 6, 2020	/s/ Derek N. Yung
Derek N. Yung Chief Financial Officer (Principal Financial Officer)