Form 10-Q
period 2020-09-30
eHealth, Inc.
filed 2020-11-05
CIK 1333493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of October 31, 2020 was 25,897,314 shares.

EHEALTH, INC.
FORM 10-Q

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
EHEALTH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2020*	December 31, 2019
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$87,833	$23,466
Short-term marketable securities	108,637	—
Accounts receivable	3,854	2,332
Contract assets – commissions receivable – current	158,773	174,526
Prepaid expenses and other current assets	19,335	7,822
Total current assets	378,432	208,146
Contract assets – commissions receivable – non-current	445,572	414,696
Property and equipment, net	14,488	10,518
Long-term marketable securities	1,294	—
Operating lease right-of-use assets	43,886	36,621
Restricted cash	3,354	3,354
Other assets	24,790	18,004
Intangible assets, net	8,856	10,062
Goodwill	40,233	40,233
Total assets	$960,905	$741,634
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$21,439	$24,554
Accrued compensation and benefits	22,140	29,578
Accrued marketing expenses	6,592	12,041
Earnout liability – current	—	37,273
Lease liabilities – current	5,111	4,759
Deferred revenue	26,471	2,570
Other current liabilities	4,731	2,210
Total current liabilities	86,484	112,985
Deferred income taxes – non-current	52,782	64,130
Lease liabilities – non-current	42,400	34,305
Other non-current liabilities	3,553	3,050
Stockholders’ equity:
Common stock	38	35
Additional paid-in capital	719,104	455,159
Treasury stock, at cost	(199,998)	(199,998)
Retained earnings	256,282	271,852
Accumulated other comprehensive income	260	116
Total stockholders’ equity	775,686	527,164
Total liabilities and stockholders’ equity	$960,905	$741,634
_____________
* Reflects the impact from the adoption of ASC 326 on January 1, 2020. See Note 1 – Summary of Business and Significant Accounting Policies for details.

The accompanying notes are an integral part of these condensed consolidated financial statements.

EHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands, except per share amounts, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue:
Commission	$73,544	$59,762	$253,986	$184,595
Other	20,740	10,151	35,472	19,858
Total revenue	94,284	69,913	289,458	204,453
Operating costs and expenses:
Cost of revenue	482	410	2,160	782
Marketing and advertising	33,405	25,812	104,042	72,857
Customer care and enrollment	43,342	40,144	101,025	81,567
Technology and content	17,673	12,033	46,786	31,487
General and administrative	19,942	16,608	60,308	42,748
Amortization of intangible assets	287	547	1,207	1,641
Change in fair value of earnout liability	—	(5,400)	—	15,106
Total operating costs and expenses	115,131	90,154	315,528	246,188
Loss from operations	(20,847)	(20,241)	(26,070)	(41,735)
Other income (expense), net	(101)	568	724	1,824
Loss before benefit from income taxes	(20,948)	(19,673)	(25,346)	(39,911)
Benefit from income taxes	(6,443)	(8,649)	(10,923)	(17,974)
Net loss	$(14,505)	$(11,024)	$(14,423)	$(21,937)

Net loss per share:
Basic and diluted	$(0.55)	$(0.47)	$(0.56)	$(0.96)
Weighted-average number of shares used in per share amounts:
Basic and diluted	26,487	23,493	25,838	22,840
Comprehensive loss:
Net loss	$(14,505)	$(11,024)	$(14,423)	$(21,937)
Unrealized holding gain (loss) for available for sales debt securities, net of tax	(97)	—	71	—
Foreign currency translation adjustment	104	(34)	73	(30)
Comprehensive loss	$(14,498)	$(11,058)	$(14,279)	$(21,967)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, unaudited)

Three Months Ended September 30, 2020
	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance as of June 30, 2020	37,373	$37	$720,976	11,698	$(199,998)	$270,787	$253	$792,055
Issuance of common stock in connection with equity incentive plans	275	1	262	—	—	—	—	263
Repurchase of shares to satisfy employee tax withholding obligations		—	(9,014)	112	—	—	—	(9,014)
Stock-based compensation	—	—	6,880	—	—	—	—	6,880
Other comprehensive income, net of tax	—	—	—	—	—	—	7	7
Net loss	—	—	—	—	—	(14,505)	—	(14,505)
Balance as of September 30, 2020	37,648	$38	$719,104	11,810	$(199,998)	$256,282	$260	$775,686

Three Months Ended September 30, 2019
	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance as of June 30, 2019	34,267	$34	$449,046	11,482	$(199,998)	$194,052	$131	$443,265
Issuance of common stock in connection with equity incentive plans	335	1	1,912	—	—		—	1,913
Repurchase of shares to satisfy employee tax withholding obligations	—	—	(8,059)	89	—		—	(8,059)
Stock-based compensation	—	—	5,510	—	—		—	5,510
Foreign currency translation adjustment, net of taxes	—	—	—	—	—		(34)	(34)
Net loss	—	—	—	—	—	(11,024)	—	(11,024)
Balance as of September 30, 2019	34,602	$35	$448,409	11,571	$(199,998)	$183,028	$97	$431,571

The accompanying notes are an integral part of these condensed consolidated financial statements.

EHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, unaudited)

Nine Months Ended September 30, 2020
	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance as of December 31, 2019	34,752	$35	$455,159	11,616	$(199,998)	$271,852	$116	$527,164
Cumulative effect from the adoption of ASU 2016-13	—	—	—	—	—	(1,147)	—	(1,147)
Issuance of common stock in connection with equity incentive plans	531	1	1,576	—	—	—	—	1,577
Repurchase of shares to satisfy employee tax withholding obligations	—	—	(17,174)	194	—	—	—	(17,174)
Shares issued in equity offering	2,070	2	228,022	—	—	—	—	228,024
Settlement of earnout liability	295	—	28,521	—	—	—	—	28,521
Stock-based compensation	—	—	23,000	—	—	—	—	23,000
Other comprehensive income, net of tax	—	—	—	—	—	—	144	144
Net loss	—	—	—	—	—	(14,423)	—	(14,423)
Balance as of September 30, 2020	37,648	$38	$719,104	11,810	$(199,998)	$256,282	$260	$775,686

Nine Months Ended September 30, 2019
	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance as of December 31, 2018	30,863	$31	$298,024	11,426	$(199,998)	$204,965	$127	$303,149
Issuance of common stock in connection with equity incentive plans	684	1	5,167	—	—	—	—	5,168
Repurchase of shares to satisfy employee tax withholding obligations	—	—	(11,511)	145	—	—	—	(11,511)
Shares issued in equity offering	2,760	3	126,048	—	—	—	—	126,051
Settlement of earnout liability	295	—	17,264	—	—	—	—	17,264
Stock-based compensation	—	—	13,417	—	—	—	—	13,417
Foreign currency translation adjustment, net of taxes	—	—	—	—	—	—	(30)	(30)
Net loss	—	—	—	—	—	(21,937)	—	(21,937)
Balance as of September 30, 2019	34,602	$35	$448,409	11,571	$(199,998)	$183,028	$97	$431,571

The accompanying notes are an integral part of these condensed consolidated financial statements.

EHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Nine Months Ended September 30,
	2020	2019
Operating activities:
Net loss	$(14,423)	$(21,937)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,604	2,153
Amortization of internally developed software	5,307	2,443
Amortization of intangible assets	1,207	1,641
Stock-based compensation expense	21,722	13,417
Deferred income taxes	(10,982)	(18,166)
Change in fair value of earnout liability	—	15,106
Other non-cash items	421	(936)
Changes in operating assets and liabilities:
Accounts receivable	(1,522)	2,920
Contract assets – commissions receivable	(16,772)	(11,878)
Prepaid expenses and other assets	(9,398)	(9,346)
Accounts payable	(3,196)	13,155
Accrued compensation and benefits	(7,438)	(2,624)
Accrued marketing expenses	(5,449)	(6,927)
Deferred revenue	23,901	8,207
Accrued expenses and other liabilities	3,059	(1,942)
Net cash used in operating activities	(10,959)	(14,714)
Investing activities:
Capitalized internal-use software and website development costs	(12,082)	(6,356)
Purchases of property and equipment and other assets	(6,454)	(5,616)
Purchases of marketable securities	(180,505)	—
Proceeds from redemption and maturities of marketable securities	70,750	—
Payments for security deposits	—	(72)
Net cash used in investing activities	(128,291)	(12,044)
Financing activities:
Proceeds from issuance of common stock, net of issuance costs	228,024	126,051
Net proceeds from exercise of common stock options	1,577	5,168
Repurchase of shares to satisfy employee tax withholding obligations	(17,174)	(11,511)
Repayment of debt	—	(5,000)
Acquisition-related contingent payments	(8,751)	(9,542)
Principal payments in connection with leases	(121)	(81)
Net cash provided by financing activities	203,555	105,085
Effect of exchange rate changes on cash, cash equivalents and restricted cash	62	8
Net increase in cash, cash equivalents and restricted cash	64,367	78,335
Cash, cash equivalents and restricted cash at beginning of period	26,820	13,089
Cash, cash equivalents and restricted cash at end of period	$91,187	$91,424

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

Basis of Presentation – The accompanying condensed consolidated balance sheets as of September 30, 2020 and December 31, 2019, the condensed consolidated statements of comprehensive loss and stockholders’ equity for the three and nine months ended September 30, 2020 and 2019, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2020 and 2019, respectively, are unaudited. The condensed consolidated balance sheet data as of December 31, 2019 was derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the Securities and Exchange Commission on March 2, 2020. The accompanying financial statements and related notes should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K.

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and reflect all normal recurring adjustments that are necessary to present fairly the results for the interim periods presented. The condensed consolidated financial statements include the accounts of eHealth, Inc. and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in accordance with those rules and regulations. Certain reclassifications have been made to conform with the current presentation. However, the Company believes that the disclosures made are adequate to make the information not misleading.

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2019 and include all adjustments necessary for the fair presentation of our financial position as of September 30, 2020 and December 31, 2019, and our results of operations for the periods presented. Our financial position as of September 30, 2020, results of operations for the three and nine months ended September 30, 2020, and cash flows for the nine months ended September 30, 2020 were not materially impacted by the COVID-19 pandemic but the Company is continuously assessing the evolving situation related to the pandemic. The results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for any subsequent period or for the year ending December 31, 2020 and therefore should not be relied upon as an indicator of future results.

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

We adopted ASU 2016-13, including applicable amendments in other ASUs issued subsequent to ASU 2016-13, using a modified retrospective transition method on January 1, 2020 for all financial assets measured at amortized cost. Results for periods after January 1, 2020 are presented under ASU 2016-13 while prior period amounts continue to be reported under the previous accounting standards. We recorded a $1.1 million decrease, net of income taxes, to retained earnings as of January 1, 2020 for the cumulative effect of adopting ASU 2016-13. See Note 3 – Supplemental Financial Statement Information for further discussion on credit losses.

The impact from the adoption of ASU 2016-13 is summarized as follows (in thousands):

Balance Sheet Impact:	December 31, 2019	Transition Adjustments	January 1, 2020
Contract assets – commissions receivable – current	$174,526	$(71)	$174,455
Contract assets – commissions receivable – non-current	414,696	(1,442)	413,254
Other assets*	18,004	366	18,370
Total assets	741,634	(1,147)	740,487

Retained earnings	271,852	(1,147)	270,705
____________

*Adjustment to Other assets is due to the increase in deferred tax assets resulting from the adoption of ASU 2016-13.

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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

Accounting Pronouncements Not Yet Adopted

Income Taxes (Topic 740) – In December 2019, the FASB issued ASU No. 2019-12, Income Tax, Simplifying the Accounting for Income Taxes, which aims to simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and improve consistent application of and simplify U.S. GAAP for other areas under this Topic by clarifying existing guidance. ASU 2019-12 will be effective for us beginning January 1, 2021. The amendments in this standard update have individually different adoption approaches. We do not anticipate a material impact on our consolidated financial statements and disclosures from the adoption of this standard update.

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 2 – Revenue

Disaggregation of Revenue – The table below disaggregates our revenue by product (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Medicare
Medicare Advantage	$41,901	$36,735	$168,834	$113,185
Medicare Supplement	7,321	8,229	32,384	25,082
Medicare Part D	329	1,805	7,148	5,906
Total Medicare	49,551	46,769	208,366	144,173
Individual and Family (1)
Non-Qualified Health Plans	9,915	3,146	12,585	11,592
Qualified Health Plans	1,466	839	3,559	4,900
Total Individual and Family	11,381	3,985	16,144	16,492
Ancillary
Short-term	2,438	3,151	6,724	7,162
Dental	4,452	1,420	5,791	3,138
Vision	1,798	537	2,228	1,294
Other	847	1,104	2,693	2,778
Total Ancillary	9,535	6,212	17,436	14,372
Small Business	1,723	1,938	6,975	6,576
Commission Bonus	1,354	858	5,065	2,982
Total Commission Revenue	73,544	59,762	253,986	184,595
Other Revenue	20,740	10,151	35,472	19,858
Total Revenue	$94,284	$69,913	$289,458	$204,453
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

Revenue Recognition Based on Estimated Constrained LTV

Our revenue primarily consists of commission revenue generated from health insurance carriers, which we define as our customers under the Accounting Standards Codification 606 – Revenue from Contracts with Customers (“ASC 606”). We recognize revenue for plans approved during the period by applying the latest estimated constrained lifetime value (“LTV”) for that product. We recognize adjustment revenue for plans approved in prior periods when changes in assumptions for constrained LTV calculations are made and when there is sufficient evidence demonstrating a trend that is different from the estimated constrained LTV at the time of approval resulting in a change in estimate to expected cash collections. Net adjustment revenue consists of increases in revenue for certain prior period cohorts as well as reductions in revenue for certain prior period cohorts. We recognize positive adjustment revenue to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. We assess the risk of significant revenue reversal based on statistical and qualitative analysis given historical information and current market conditions.

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Our commission revenue for each product line is based on a number of assumptions, which include, but are not limited to, estimating conversion of an approved member to a paying member, forecasting average plan duration and forecasting the commission amounts likely to be received per member. These assumptions are based on our analysis of historical trends for different cohorts and incorporate management’s judgment in interpreting those trends and in applying the constraints discussed below. For our Medicare commission revenue, which represented 82% and 78% of our total commission revenue for the nine months ended September 30, 2020 and 2019, respectively, the estimated average plan duration, which is the average length of time paying members are active on their plans, used to calculate Medicare health insurance plan LTVs historically has been approximately 3 years for Medicare Advantage plans, approximately 5 years for Medicare Part D prescription drug plans, and approximately 5 years for Medicare Supplement plans. While the average plan duration has been approximately 3 years for Medicare Advantage plans, certain members may have a duration of up to 15 years. The estimated average plan duration used to calculate the LTV for major medical individual and family health insurance plans historically has been approximately 1.5 to 2 years. For short term health insurance plan LTVs, the estimated average plan duration historically has been approximately six months. For all other ancillary health insurance plan LTVs, the estimated average plan duration has historically varied from 1 to 3 years.

Constraints are applied to LTV for revenue recognition purposes to help ensure that the total estimated lifetime commissions expected to be collected for an approved member’s plan are recognized as revenue only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with future commissions receivable from the plan is subsequently resolved. Significant judgment can be involved in determining the constraint. To determine the constraints to be applied to LTV, we compare prior calculations of LTV to actual cash received and review the reasons for any variations. We then apply judgment in assessing whether the difference between historical cash collections and LTV is representative of differences that can be expected in future periods. We also analyze whether circumstances have changed and consider any known or potential modifications to the inputs into LTV in light of the factors that can impact the amount of cash expected to be collected in future periods, including but not limited to commission rates, carrier mix, plan duration, cancellations of insurance plans offered by health insurance carriers with which we have a relationship, changes in laws and regulations, and changes in the economic environment. We evaluate the appropriateness of our constraints on a quarterly basis, and we update our assumptions when we observe a sufficient amount of evidence that would suggest that the long-term expectation underlying the assumptions has changed.

Since the adoption of ASC 606, we re-compute LTVs for all outstanding cohorts on a quarterly basis. We continually review and monitor changes in the data used to estimate LTV and compare the cash received for each cohort to our original estimates at the time of approval. The fluctuations of cash received for each cohort as compared to our estimates and the fluctuations in LTV can be significant and may or may not be indicative of the need to adjust revenue for prior period cohorts. Changes in LTV may result in an increase or a decrease to revenue and a corresponding increase or decrease to contract assets – commissions receivable. We analyze these fluctuations and, to the extent we see changes in our estimates of the cash commission collections that we believe are indicative of an increase or decrease to prior period LTVs, we adjust revenue for the affected cohorts at the time such determination is made and when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. As we accumulate more historical data, we continue to enhance our LTV estimation models using statistical tools to increase the accuracy of LTV estimates with an emphasis on improving member attrition forecasting. The enhancements to the LTV estimation model provide greater statistical certainty on expected cash collections, particularly for earlier period cohorts where there is more historical data available.

During the first half of 2020, our LTV estimation models indicated increases in LTVs and estimates of future cash collections for earlier period cohorts of certain products within our Individual, Family and Small Business segment. However, after considering various market factors and recent changes due to the impact of COVID-19 on the U.S. economy, such as increases in unemployment rate, potential delays in insurance premium payments and/or health insurance carrier commission payments, potential changes to enrollment periods, and potential changes to qualified health plan subsidies, we limited the adjustment revenue recognized during the six months ended June 30, 2020 to actual cash collected in excess of previously recognized revenue for certain individual and family and ancillary plan cohorts.

During the three months ended September 30, 2020, despite the impact of COVID-19 and uncertainties regarding the Presidential election and the U.S. economy, we continued to observe stronger member retention rates in our latest LTV assessment for the majority of the earlier period cohorts of certain products in our Individual, Family and Small Business segment. Based on our evaluation of the updated LTV models and current retention trends, we recognized $18.2 million of net adjustment revenue for the Individual, Family and Small Business segment during the three months ended September 30, 2020.

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
We will continue to monitor our member retention rates as compared to our forecasts and other market factors and evaluate whether any addition or reduction of adjustment revenue shall be recorded as we continue to assess our LTV models in future periods.

Commission revenue by segment is summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Medicare
Commission Revenue from Members Approved During the Period (1)	$52,040	$43,888	$205,330	$141,898
Net Commission Revenue from Members Approved in Prior Periods (2)	(698)	3,813	8,966	5,226
Total Medicare Segment Commission Revenue	$51,342	$47,701	$214,296	$147,124
Individual, Family and Small Business
Commission Revenue from Members Approved During the Period (1)	$4,012	$4,392	$14,170	$14,403
Net Commission Revenue from Members Approved in Prior Periods (2)	18,190	7,669	25,520	23,068
Total IFP/SMB Segment Commission Revenue	$22,202	$12,061	$39,690	$37,471

Total Commission Revenue from Members Approved During the Period (1)	$56,052	$48,280	$219,500	$156,301
Total Net Commission Revenue from Members Approved in Prior Periods (2) (3)	17,492	11,482	34,486	28,294
Total Commission Revenue	$73,544	$59,762	$253,986	$184,595
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
(3)The impacts of total net commission revenue from members approved in prior periods were $0.66 and $0.49 per basic and diluted share for the three months ended September 30, 2020 and 2019, respectively; and $1.33 and $1.24 per basic and diluted share for the nine months ended September 30, 2020 and 2019, respectively. The total reductions to revenue from members approved in prior periods were $5.3 million and $2.1 million for the nine months ended September 30, 2020 and 2019, respectively, and $3.7 million and $0.6 million for the three months ended September 30, 2020 and 2019, respectively. These reductions to revenue primarily related to the Medicare segment.

Note 3 – Supplemental Financial Statement Information

Cash, Cash Equivalents and Restricted Cash

We consider all investments with an original maturity of 90 days or less from the date of purchase to be cash equivalents. Cash and cash equivalents are stated at fair value. We also invested in marketable securities that are measured and recorded at fair value. See Note 4 – Fair Value Measurements for further discussion about our marketable securities. As of September 30, 2020 and December 31, 2019, our cash, cash equivalent and restricted cash balances were invested as follows (in thousands):

	September 30, 2020	December 31, 2019
Cash	$41,441	$16,205
Cash equivalents	46,392	7,261
Restricted cash	3,354	3,354
Total cash, cash equivalents and restricted cash	$91,187	$26,820

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
As of September 30, 2020 and December 31, 2019, we had $3.4 million of restricted cash which was classified as a non-current asset on our Condensed Consolidated Balance Sheets. This amount collateralizes letters of credit related to certain lease commitments.

Contract Assets and Accounts Receivable

We do not require collateral or other security for our contract assets and accounts receivable. We believe the potential for collection issues with any of our customers was minimal as of September 30, 2020.

Our contract assets and accounts receivable consisted of the following for the periods presented (in thousands):

	September 30, 2020	December 31, 2019
Contract assets – commissions receivable – current	$158,773	$174,526
Contract assets – commissions receivable – non-current	445,572	414,696
Accounts receivable	3,854	2,332
Total contract assets and accounts receivable	$608,199	$591,554

We estimate the allowance for credit loss balance using relevant available information from internal and external sources, related to past events, current conditions, and reasonable and supportable forecasts. Specifically, for the purpose of measuring the probability of default parameters, we utilize Capital IQ’s, Standard & Poor’s and Moody’s analytics. Our estimates of loss given default are determined by using our historical collections data as well as historical information obtained through our research and review of other insurance related companies. Our estimated exposure at default is determined by applying these internal and external data sources to our commission receivable balances. As such, we apply an immediate reversion method and revert to historical loss information when computing our credit loss exposure. Credit loss expenses are assessed quarterly and included in general and administrative expense on our Condensed Consolidated Statement of Comprehensive Loss.

Subsequent to the adoption of ASC 326, we considered the impact of recent events and global economic condition when evaluating the appropriate adjustments to our allowance as of September 30, 2020. Determining the extent of these adjustments in the three and nine months ended September 30, 2020 was especially challenging because we do not have any historical loss information for a period of similar economic decline. We considered the current and expected future economic and market conditions surrounding the COVID-19 pandemic and determined that the estimate of credit losses was not materially impacted as of September 30, 2020. Credit loss expenses recorded during the three and nine months ended September 30, 2020 were immaterial.

Our contract assets – commission receivable activities, net of credit loss allowance are summarized as follows (in thousands):

	Nine Months Ended September 30, 2020
	Medicare Segment	IFP/SMB Segment	Total
Beginning balance	$550,922	$38,300	$589,222
Commission revenue from members approved during the period	205,330	14,170	219,500
Net commission revenue adjustments from members approved in prior period	8,966	25,520	34,486
Cash receipts	(201,256)	(35,957)	(237,213)
Net change in credit loss allowance*	(1,536)	(114)	(1,650)
Ending balance	$562,426	$41,919	$604,345

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Nine Months Ended September 30, 2019
	Medicare Segment	IFP/SMB Segment	Total
Beginning balance	$311,977	$33,881	$345,858
Commission revenue from members approved during the period	141,898	14,403	156,301
Net commission revenue adjustments from members approved in prior period	5,226	23,068	28,294
Cash receipts	(133,425)	(39,292)	(172,717)
Ending balance	$325,676	$32,060	$357,736
_____________

*Amount consists of transition adjustment of $1.5 million related to the adoption of ASC 326 as of January 1, 2020 and the subsequent credit loss adjustment of $0.1 million during the nine months ended September 30, 2020. See Note 1 – Summary of Business and Significant Accounting Policies for details regarding the adoption impact.

Credit Risk

Our financial instruments that are exposed to concentrations of credit risk principally consist of cash, cash equivalents, contract assets – commissions receivable, and accounts receivable. We invest our cash and cash equivalents with major banks and financial institutions and, at times, such investments are in excess of federally insured limits. We also have deposits with a major bank in China that are denominated in both U.S. dollars and Chinese Yuan Renminbi and are not insured by the U.S. federal government. The deposits in China were $3.4 million as of September 30, 2020.

We do not require collateral or other security for either our contract assets or accounts receivable. Carriers that represented 10% or more of our total contract assets and accounts receivable balance are summarized as of the dates presented below:

	September 30, 2020	December 31, 2019
Humana	21%	22%
Aetna (1)	21%	20%
UnitedHealthCare (2)	20%	20%
_____________

(1)Aetna also includes other carriers owned by Aetna.
(2)UnitedHealthcare also includes other carriers owned by UnitedHealthcare .

Prepaid Expenses and Other Current Assets – Prepaid expenses and other current assets are summarized as follows (in thousands):

	September 30, 2020	December 31, 2019
Prepaid maintenance contracts	$7,485	$3,853
Prepaid expenses	9,537	2,207
Prepaid insurance	680	918
Income tax receivable	1,041	584
Other	592	260
Prepaid expenses and other current assets	$19,335	$7,822

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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

Our financial assets and liabilities measured at fair value on a recurring basis are summarized below by their classification within the fair value hierarchy for the period presented below (in thousands):

	As of September 30, 2020
	Carrying Value	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents
Money market funds	$16,205	$16,205	$—	$—	$16,205
Commercial paper	30,187	—	30,187	—	30,187
Short-term marketable securities
Commercial paper	47,380	—	47,380	—	47,380
Agency bonds	56,259	—	56,259	—	56,259
Treasury bills	4,999	—	4,999	—	4,999
Long-term marketable securities
Agency bonds	1,294	—	1,294	—	1,294
Total assets measured and recorded at fair value	$156,324	$16,205	$140,119	$—	$156,324

	As of December 31, 2019
	Carrying Value	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents
Money market funds	$7,261	$7,261	$—	$—	$7,261
Liabilities
Earnout liability – current	$37,273	$—	$—	$37,273	$37,273

Our cash equivalents invested in money market funds and commercial paper with original maturity of 90 days or less were classified as Level 1. We endeavor to utilize the best available information in measuring fair value. We used observable prices in active markets in determining the classification of our investments as Level 1.

As of September 30, 2020, our Level 2 assets included our available for sale marketable securities, which consisted of commercial paper, agency bonds and treasury bills with maturity less than two years. We classify our marketable debt securities within Level 2 in the fair value hierarchy, because we use quoted market prices to the extent available or alternative pricing sources and models utilizing market observable inputs to determine fair value. Our portfolio primarily consisted of financial

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
instruments with credit rating of AA+ or equivalent by S&P Rating and Moody's Investor Services. There were no transfers between the hierarchy levels during the nine months ended September 30, 2020.

The following table summarizes our cash equivalents and available-for-sale debt securities by contractual maturity (in thousands):

	As of September 30, 2020
	Amortized Cost	Fair Value
Due in 1 year	$154,940	$155,030
Due in 1 year through 5 years	1,288	1,294
Total	$156,228	$156,324

Unrealized gains and losses on available-for-sale debt securities are included in accumulated other comprehensive income and summarized as follows as of September 30, 2020:

	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash equivalents
Money market funds	$16,205	$—	$—	$16,205
Commercial paper	30,188	—	(1)	30,187
Short-term marketable securities
Commercial paper	47,348	33	(1)	47,380
Agency bonds	56,201	58	—	56,259
Treasury bills	4,998	1	—	4,999
Long-term marketable securities
Agency bonds	1,288	6	—	1,294
Total	$156,228	$98	$(2)	$156,324

As of September 30, 2020, there were twenty securities in net loss positions and their unrealized losses were immaterial. We did not record any credit losses regarding our available-for-sales debt securities during the nine months ended September 30, 2020.

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

Earnout liability activities are summarized as follows (in thousands):

Balance as of December 31, 2019	$37,273
Change in fair value	—
Settlements	(37,273)
Balance as of September 30, 2020	$—

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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

Stock Repurchase Programs – We had no stock repurchase activity during the three and nine months ended September 30, 2020. In addition to 10,663,888 shares repurchased under our previous repurchase programs, we have in treasury 1,146,720 shares as of September 30, 2020 that were previously surrendered by employees to satisfy tax withholding due in connection with the vesting of certain restricted stock units. As of September 30, 2020 and December 31, 2019, we had a total of 11,810,608 shares and 11,615,558 shares, respectively, held in treasury.

For accounting purposes, common stock repurchased under our stock repurchase programs is recorded based upon the settlement date of the applicable trade. Such repurchased shares are held in treasury and are presented using the cost method.

Stock-Based Compensation Expense – Our stock-based compensation expense is summarized as follows by award types (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Common stock options	$254	$542	$867	$1,745
Restricted stock units	6,078	4,968	20,855	11,672
Total stock-based compensation expense	$6,332	$5,510	$21,722	$13,417

Our stock-based compensation expense is summarized as follows by operating functions (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Marketing and advertising	$1,869	$872	$5,138	$2,212
Customer care and enrollment	527	369	1,762	927
Technology and content	1,430	729	2,965	1,946
General and administrative	2,506	3,540	11,857	8,332
Total stock-based compensation expense	$6,332	$5,510	$21,722	$13,417
Amount capitalized internal-use software	548	—	1,278	—
Total stock-based compensation	$6,880	$5,510	$23,000	$13,417

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 6 — Net Loss Per Share

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

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Basic and Diluted:
Net loss	$(14,505)	$(11,024)	$(14,423)	$(21,937)
Shares used in per share calculation – basic and diluted	26,487	23,493	25,838	22,840
Net loss per share – basic and diluted	$(0.55)	$(0.47)	$(0.56)	$(0.96)

For the three and nine months ended September 30, 2020 and 2019, we had securities outstanding that could potentially dilute earnings per share, but the shares from the assumed conversion or exercise of these securities were excluded in the computation of diluted net loss per share as their effect would have been anti-dilutive. The number of outstanding anti-dilutive shares that were excluded from the computation of diluted net loss per share consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Common stock options	414	729	453	850
Restricted stock units	599	1,461	748	1,537
Total	1,013	2,190	1,201	2,387

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

Legal Proceedings

Securities Class Action – On April 8, 2020 and April 29, 2020, two purported class action lawsuits were filed against us, our chief executive officer, Scott N. Flanders, our chief financial officer, Derek N. Yung, and our then-chief operating

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
officer, David K. Francis, in the United States District Court for the Northern District of California. The cases are captioned Patel v. eHealth, Inc., et al., Case No. 5:20-cv-02395 (N.D. Cal.) and Bertrand v. eHealth, Inc. et al., Case No. 3:20-cv-02967 (N.D. Cal.). The complaints allege, among other things, that we and Messrs. Flanders, Yung and Francis made materially false and misleading statements and/or failed to disclose material information regarding our accounting and modeling assumptions, rate of member churn and our profitability during the alleged class period of March 19, 2018 to April 7, 2020. The complaints allege that we and Messrs. Flanders, Yung and Francis violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaints seek compensatory and (in the Patel lawsuit) punitive damages, attorneys’ fees and costs, and such other relief as the court deems proper. On June 24, 2020, the Court consolidated the above-referenced matters under the caption In re eHealth Securities Litig., Master File No. 4:20-cv-02395-JST (N.D. Cal.). The Court also appointed a lead plaintiff and lead counsel for the consolidated matter. The lead plaintiff filed an amended complaint on August 25, 2020, which Defendants moved to dismiss. The motion to dismiss is set to be heard by the court on February 17, 2021.

Derivative Actions – On July 7, 2020 and October 13, 2020, two derivative lawsuits were filed against our chief executive officer, Mr. Flanders, our chief financial officer, Mr. Yung, our then-chief operating officer, Mr. Francis, and the members of our Board of Directors (collectively, the “Individual Defendants”), in the United States District Court for the Northern District of California and the Superior Court of California, County of Santa Clara. The cases are captioned Chernet v. Flanders et al., Case No. 3:20-cv-04477-SK (N.D. Cal.), and Lincolnshire Police Pension Fund v. Flanders et al., Case No. 20CV371555 (Cal. Super. Ct.), and also name the Company as a nominal defendant. The complaints allege, among other things, that beginning on March 19, 2018, the Individual Defendants made or caused the Company to make materially false and misleading statements and/or failed to disclose material information regarding our accounting and modeling assumptions, rate of member churn, profitability, and internal controls. Both complaints purport to assert claims for breach of fiduciary duty, unjust enrichment and waste of corporate assets. The Chernet lawsuit also alleges that the Individual Defendants violated Sections 14(a), 10(b), and 20(a) of the Securities Exchange Act of 1934, and asserts claims for abuse of control and gross mismanagement. The complaints seek damages, restitution, attorneys’ fees and costs, and certain measures with respect to the Company’s corporate governance and internal procedures, and (in the Lincolnshire lawsuit) equitable and/or injunctive relief.

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

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Service and Licensing Obligations

We have entered into service and licensing agreements with third party vendors to provide various services, including network access, equipment maintenance, and software licensing. As the benefits of these agreements are experienced uniformly over the applicable contractual periods, we record the related service and licensing expenses on a straight-line basis, although actual cash payment obligations under certain of these agreements fluctuate over the terms of the agreements.

Our future minimum payments under non-cancellable contractual service and licensing obligations as of September 30, 2020 are summarized as follows (in thousands):

For the Years Ending December 31,	Service and Licensing Obligations
Remainder of 2020	$2,593
2021	4,538
2022	2,484
2023	1,797
2024	1,582
Thereafter	2,706
Total	$15,700

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

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The following table presents summary results of our operating segments for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue:
Medicare	$70,361	$57,189	$246,891	$164,357
Individual, Family and Small Business	23,923	12,724	42,567	40,096
Total revenue	$94,284	$69,913	$289,458	$204,453

Segment profit (loss):
Medicare segment profit (loss)	$(16,010)	$(11,004)	$19,380	$5,917
Individual, Family and Small Business segment profit	18,286	3,753	23,459	15,045
Total segment profit (loss)	2,276	(7,251)	42,839	20,962
Corporate	(15,581)	(11,568)	(43,376)	(30,380)
Stock-based compensation expense	(6,332)	(5,510)	(21,722)	(13,417)
Change in fair value of earnout liability	—	5,400	—	(15,106)
Depreciation and amortization	(923)	(765)	(2,604)	(2,153)
Amortization of intangible assets	(287)	(547)	(1,207)	(1,641)
Other (income) expense, net	(101)	568	724	1,824
Loss before benefit from income taxes	$(20,948)	$(19,673)	$(25,346)	$(39,911)

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

Geographic Information

Our long-lived assets primarily consist of property and equipment and internally-developed software. Our long-lived assets are attributed to the geographic location in which they are located. Long-lived assets by geographical area are summarized as follows (in thousands):

	September 30, 2020	December 31, 2019
United States	$38,561	$64,408
China	452	471
Total	$39,013	$64,879

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Significant Customers

Substantially all revenue for the three and nine months ended September 30, 2020 and 2019 was generated from customers located in the United States. Carriers representing 10% or more of our total revenue for the three and nine months ended September 30, 2020 and 2019 are presented in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Humana	26%	26%	21%	24%
UnitedHealthcare (1)	17%	18%	21%	18%
Aetna (2)	12%	17%	14%	17%
__________

(1)UnitedHealthcare also includes other carriers owned by UnitedHealthcare.
(2)    Aetna also includes other carriers owned by Aetna.

Note 9 – Leases

We have operating and finance leases for our corporate offices and certain equipment. Our leases have remaining lease terms of one month to nine years. Our operating lease expense recognized under ASC 842 was $2.1 million and $2.0 million for the three months ended September 30, 2020 and 2019, respectively, and $6.4 million and $4.9 million for the nine months ended September 30, 2020 and 2019, respectively. Our cash outflows related to operating leases were $5.2 million and $3.5 million for the nine months ended September 30, 2020 and 2019, respectively. During the nine months ended September 30, 2020 and 2019, we had non-cash investing activities of $10.9 million and $39.2 million, respectively, related to right-of-use assets on the Condensed Consolidated Statements of Cash Flows, of which $23.3 million related to the adoption of ASC 842 as of January 1, 2019.

Supplemental information as of September 30, 2020 related to leases is as follows (in thousands):

Operating lease right-of-use assets	$43,886
Operating lease liabilities	$47,511
Weighted-average remaining lease term of operating leases	7.5 years
Weighted-average discount rate used to recognize operating lease right-of-use-assets	5.4%

As of September 30, 2020, maturities of operating lease liabilities are as follows (in thousands):

Year ending December 31,
Reminder of 2020	$1,915
2021	7,644
2022	7,701
2023	8,033
2024	7,832
Thereafter	27,416
Total lease payments	60,541
Less imputed interest	(13,030)
Total	$47,511

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

In January 2020, we entered into an amendment to the lease agreement for our Gold River, California, office of 63,206 square feet. The amended lease term commenced on January 1, 2020 and has been extended to December 31, 2027. As of September 30, 2020, the total expected future minimum payments were $13.0 million over the remaining term of the lease plus our proportionate share of certain operating expenses, insurance costs and taxes for each calendar year during the lease. In addition, we have an option to extend the lease for one additional period of five years at the end of the lease term and will receive a one-time refurbishment allowance from the landlord if the option to renew is exercised.

On August 19, 2019, we entered into an amendment to the lease agreement for our Santa Clara, California office to expand our office space to a total of 45,657 square feet from 32,492 square feet. The lease term for the expanded office space commenced on April 15, 2020. The term of the lease for the expanded office space was coterminous with the term of the lease for the existing space, which is scheduled to expire on March 31, 2029. As of September 30, 2020, the expected future minimum payments related to our Santa Clara office totaled $21.0 million, including $6.1 million from this amendment, over the remaining term of the lease plus our proportionate share of certain operating expenses, insurance costs and taxes for each calendar year during the lease.

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

We incurred $1.2 million of issuance costs in connection with the Credit Agreement, which were capitalized as part of Other assets on our Consolidated Balance Sheet in the period we entered into the Credit Agreement. The Amendment did not change the interest rate. In connection with the Amendment, we incurred closing costs totaling $0.5 million, which were capitalized and recorded as Other assets on our Consolidated Balance Sheet as of December 31, 2019. The remaining balance of unamortized issuance costs was $0.8 million and $1.1 million as of September 30, 2020 and December 31, 2019.

As of September 30, 2020, we had no outstanding borrowings under our revolving credit facility.

Note 11 – Income Taxes

The following table summarizes our benefit from income taxes and our effective tax rates for the three and nine months ended September 30, 2020 and 2019 (in thousands, except effective tax rate):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Loss before benefit from income taxes	$(20,948)	$(19,673)	$(25,346)	$(39,911)
Benefit from income taxes	(6,443)	(8,649)	(10,923)	(17,974)
Effective tax rate	30.8%	44.0%	43.1%	45.0%

For the three months ended September 30, 2020, we recognized a benefit from income taxes of $6.4 million, representing an effective tax rate of 30.8% which was higher than the statutory federal tax rate due primarily to stock-based compensation adjustments, lobbying expenses and state taxes, partially offset by research and development credits. For the three months ended September 30, 2019, we recognized a benefit from income taxes of $8.6 million, representing an effective tax rate of 44.0%, which was higher than the statutory federal tax rate due primarily to stock-based compensation adjustments, lobbying expenses, and state taxes, partially offset by research and development credits.

For the nine months ended September 30, 2020, we recognized a benefit from income taxes of $10.9 million, representing an effective tax rate of 43.1%, which was higher than the statutory federal tax rate due primarily to stock-based compensation adjustments, lobbying expenses and state taxes, partially offset by research and development credits. For the nine months ended September 30, 2019, we recognized a benefit from income taxes of $18.0 million, representing an effective tax rate of 45.0%, which was higher than the statutory federal tax rate due primarily to stock-based compensation adjustments, lobbying expenses and state taxes, partially offset by research and development credits.

Assessing the realizability of our deferred tax assets is dependent upon several factors, including the likelihood and amount, if any, of future taxable income in relevant jurisdictions during the periods in which those temporary differences become deductible. We forecast taxable income by considering all available positive and negative evidence, including our history of operating income and losses and our financial plans and estimates that we use to manage the business. These assumptions require significant judgment about future taxable income. As a result, the amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change. We continue to recognize our deferred tax assets as of September 30, 2020, as we believe it is more likely than not that the net deferred tax assets will be

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
realized, with the exception of certain state net operating losses that are expected to expire unutilized which have a valuation allowance.

The Coronavirus Aid, Relief and Economic Security ("CARES") Act was signed into law on March 27, 2020. The business tax provisions of the CARES Act include temporary changes to income based tax laws, including the ability to utilize net operating losses, interest expense deductions, alternative minimum tax credit refunds, charitable contributions, and depreciation of qualified improvement property. The income tax provisions of the CARES Act did not have a material impact on our Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2020.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words “expect,” “anticipate,” “believe,” “estimate,” “target,” “goal,” “project,” “hope,” “intend,” “plan,” “seek,” “continue,” “may,” “could,” “should,” “might,” “forecast,” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements include, among other things, statements regarding our expectations relating to approved members, new paying members and estimated membership; our estimates regarding the constrained lifetime value of commissions; our expectations relating to revenue, operating costs, cash flows and profitability; our expectations regarding our strategy and investments; our expectations regarding our Medicare business, including market opportunity, consumer demand and our competitive advantage; our expectations regarding our individual and family business, including anticipated trends and our ability to enroll individuals and families into qualified health plans; the impact of future and existing healthcare laws and regulations on our business; the expected impact of the COVID-19 on our business; our expectations regarding commission rates, payment rates, conversion rates, plan termination rates and duration, membership retention rates and membership acquisition costs; our expectations regarding health insurance agents licensing and productivity; our expectations relating to the seasonality of our business; expected competition from government-run health insurance exchanges and other sources; our expectations relating to marketing and advertising expense and expected contributions from our marketing and strategic partnership channels; the timing of our receipt of commission and other payments; our critical accounting policies and related estimates; liquidity and capital needs; political, legislative, regulatory and legal challenges; the merits or potential impact of any lawsuits filed against us; as well as other statements regarding our future operations, financial condition, prospects and business strategies.

We have based these forward-looking statements on our current expectations about future events. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Our actual results may differ materially from those suggested by these forward-looking statements for various reasons, including our ability to retain existing members and enroll new members during the annual healthcare open enrollment period, the Medicare annual enrollment period and a COVID-19-related or other special enrollment period; changes in laws, regulations and guidelines, including in connection with healthcare reform or with respect to the marketing and sale of Medicare plans; competition, including competition from government-run health insurance exchanges; the seasonality of our business and the fluctuation of our operating results; our ability to accurately estimate membership and lifetime value of commissions; changes in product offerings among carriers on our ecommerce platform and the resulting impact on our commission revenue; our ability to execute on our growth strategy in the Medicare market; the continued impact of the COVID-19 pandemic on our operations, business, financial condition and growth prospects, as well as on the general economy; changes in our management and key employees; exposure to security risks and our ability to safeguard the security and privacy of confidential data; our relationships with health insurance carriers; customer concentration; our success in marketing and selling health insurance plans and our unit cost of acquisition; our ability to hire, train and retain licensed health insurance agents and other employees; changes in the market for private health insurance; consumer satisfaction of our service; changes in member conversion rates; changes in commission rates; our ability to sell qualified health insurance plans to subsidy-eligible individuals and to enroll subsidy-eligible individuals through government-run health insurance exchanges; our ability to maintain and enhance our brand identity; our ability to derive desired benefits from investments in our business, including membership growth and retention initiatives; reliance on marketing partners; the impact of our direct-to-consumer email, telephone and television marketing efforts; timing of receipt and accuracy of commission reports; payment practices of health insurance carriers; dependence on our operations in China; the restrictions in our debt obligations; compliance with insurance and other laws and regulations; the outcome of litigation in which we are involved; and the performance, reliability and availability of our information technology systems, ecommerce platform and underlying network infrastructure and those identified under the heading “Risk Factors” in Part II, Item 1A. of this report and those discussed in our other Securities and Exchange Commission filings. Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in this report are made only as of the date hereof. Except as required by applicable law, we do not undertake, and specifically decline, any obligation to update any of these statements or to publicly announce the results of any revisions to any forward-looking statements, whether as a result of new information, future events, changes in assumptions or otherwise. The following discussion should be read in conjunction with our Annual Report on Form 10-K as filed with the Securities and Exchange Commission in March 2020, and the audited consolidated financial statements and related notes contained therein.

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

Impact from COVID-19

Our results of operations for the nine months ended September 30, 2020 were not materially impacted by the COVID-19 pandemic. During the first quarter of 2020, we closed our offices in the United States and China and shifted our employees to a work-from-home model in response to the virus outbreak. While some of our offices in the United States remain closed, we reopened our office in China in the second quarter given the improvements in the situation in the region where our office is located. During the third quarter of 2020, we also reopened some of our U.S. office locations at a reduced capacity with additional safety and social distancing measures. We continue to monitor the developments related to COVID-19.

Despite the changes in the U.S. economy related to COVID-19, our Medicare business experienced revenue growth of 23% in the third quarter of 2020 as compared to the third quarter of 2019. During the third quarter of 2020, we continued to deliver strong growth primarily due to an increase in advertising revenue and strong online enrollment growth driven by our online marketing and strategic partner channels. In addition, we expanded our work-from-home capabilities and launched a new technology release aimed at enhancing our agent productivity and our consumer experience. See Risk Factors in Part II, Item 1A of this Quarterly Report on Form 10-Q for a discussion of risks related to COVID-19.

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

We have included the number of new paying members in our selected metrics to provide more detail and visibility into new paying member contribution to the changes in membership. We count an approved member as a new paying member when we have received a commission payment from the carrier relating to the plan purchased by the member. Not all approved members become paying members for various reasons. In addition, for any given period, the rate at which approved members become new paying members is impacted by the time lag between carrier approval and our receipt of the commission payment from the carrier. The difference in our metrics between the number of approved members and new paying members tends to vary, especially in the first and fourth quarters given this time lag and given that plans we sell in the fourth quarter do not begin generating commissions until the first quarter when they become effective.

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

The following table shows approved members by product for the periods presented:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2020	2019		2020	2019
Medicare:
Medicare Advantage	44,999	35,171	28%	170,374	112,488	51%
Medicare Supplement	7,456	9,110	(18)%	27,088	26,510	2%
Medicare Part D	7,485	6,933	8%	24,054	22,684	6%
Total Medicare	59,940	51,214	17%	221,516	161,682	37%
Individual and Family:
Non-Qualified Health Plans	2,665	2,245	19%	10,283	10,250	—%
Qualified Health Plans	1,707	942	81%	8,764	7,389	19%
Total Individual and Family	4,372	3,187	37%	19,047	17,639	8%
Ancillaries:
Short-term	9,784	15,630	(37)%	31,368	44,691	(30)%
Dental	10,136	9,487	7%	27,568	32,021	(14)%
Vision	3,806	4,265	(11)%	12,071	15,108	(20)%
Other	2,991	6,296	(52)%	11,262	17,654	(36)%
Total Ancillaries	26,717	35,678	(25)%	82,269	109,474	(25)%
Small Business	3,473	2,871	21%	10,194	10,368	(2)%
Total Approved Members	94,502	92,950	2%	333,026	299,163	11%

Three Months Ended September 30, 2020 and 2019 – Total approved members increased 2% during the three months ended September 30, 2020 compared to the same period in 2019. The increase in total approved members was driven by a 17% increase in approved Medicare plan members, a 37% increase in approved individual and family plan members, and a 21% increase in approved small business health insurance plan members, partially offset by declines in approved ancillary plan members for the three months ended September 30, 2020 compared to the same period in 2019.

The increase in Medicare total approved members was primarily driven by a 28% increase in Medicare Advantage approved members, which was primarily attributable to strong online enrollment growth. Individual and family plan approved members grew 37% in the three months ended September 30, 2020 compared to the same period in 2019 primarily driven by a 81% growth in approved members for qualified health plans. Ancillary approved members declined 25% in the three months ended September 30, 2020 compared to the same period in 2019 primarily due to a decrease in short-term health insurance approved members. Small business approved members grew 21% in the three months ended September 30, 2020 compared to the same period in 2019 mainly due to an increase in the volume of submitted applications for small group health insurance.

Nine Months Ended September 30, 2020 and 2019 – Total approved members increased 11% in the nine months ended September 30, 2020 compared to the same period in 2019. The increase in total approved members was primarily driven by a 37% increase in Medicare approved members and an 8% increase in approved individual and family plan members, partially offset by a 25% decrease in approved ancillary plan members for the three months ended September 30, 2020 compared to the same period in 2019.

The increase in Medicare approved members was primarily attributable to a 51% increase in approved Medicare Advantage plan members and a 6% increase in approved Medicare Part D plan members for the nine months ended September 30, 2020 compared to the same period in 2019, driven by strong online enrollment growth, our marketing efforts, an increase in our agent productivity, and the COVID-19 related special enrollment period in the second quarter of 2020. During this special enrollment period, certain individuals were permitted to enroll, disenroll or switch their Medicare Advantage and Medicare Part D prescription drug plans. Individual and family plan approved members grew 8% in the nine months ended September 30, 2020 compared to the same period in 2019 due to a 19% increase in approved members for qualified health plans. Ancillary plan approved members declined 25% in the nine months ended September 30, 2020 compared to the same period in 2019 primarily due to decreases in short-term health, dental and vision insurance approved members. Small business group health insurance approved members declined 2% in the nine months ended September 30, 2020 compared to the same period in 2019 mainly due to decreases in group size.

New Paying Members

New Paying Members consist of approved members from the period presented and any periods prior to the period presented from whom we have received an initial commission payment during the period presented. The following table shows our new paying member by product for the periods presented below:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2020	2019		2020	2019
Medicare:
Medicare Advantage	44,528	33,974	31%	188,059	119,627	57%
Medicare Supplement	6,912	7,833	(12)%	26,386	25,127	5%
Medicare Part D	7,378	6,874	7%	78,588	55,770	41%
Total Medicare	58,818	48,681	21%	293,033	200,524	46%
Individual and Family:
Non-Qualified Health Plans	2,550	2,350	9%	15,920	18,541	(14)%
Qualified Health Plans	1,548	1,017	52%	10,600	9,424	12%
Total Individual and Family	4,098	3,367	22%	26,520	27,965	(5)%
Ancillaries:
Short-term	10,461	15,632	(33)%	32,293	49,446	(35)%
Dental	9,500	9,217	3%	26,848	32,751	(18)%
Vision	3,953	4,009	(1)%	13,170	17,458	(25)%
Other	3,502	6,265	(44)%	11,289	17,457	(35)%
Total Ancillaries	27,416	35,123	(22)%	83,600	117,112	(29)%
Small Business	3,518	2,946	19%	11,812	13,606	(13)%
Total New Paying Members	93,850	90,117	4%	414,965	359,207	16%

Three Months Ended September 30, 2020 and 2019 – Medicare total new paying members grew 21% in the three months ended September 30, 2020 compared to the same period in 2019, primarily driven by a 31% increase in Medicare Advantage plan new paying members. Individual and family plan new paying members increased 22% in the three months ended September 30, 2020 compared to the same period in 2019, driven by a 52% increase in new paying members for qualified health plans and a 9% increase in new paying members for non-qualified plans. Ancillary plan new paying members declined 22% in the three months ended September 30, 2020 compared to the same period in 2019 primarily due to a reduction in short-term and other health insurance plan paying members. Small business group health insurance new paying members grew 19% in the three months ended September 30, 2020 compared to the same period in 2019 primarily due to an increase in the submitted application volume.

Nine Months Ended September 30, 2020 and 2019 – Medicare total new paying members grew 46% in the nine months ended September 30, 2020 compared to the same period in 2019, primarily driven by a 57% increase Medicare

Advantage plan new paying members and a 41% increase in Medicare Part D prescription drug plan new paying members. The increases were primarily driven by an increase in enrollment volume and approved members from the COVID-19 related special enrollment period introduced in the second quarter of 2020. Individual and family plan new paying members declined 5% in the nine months ended September 30, 2020 compared to the same period in 2019 due to a decrease in new paying members for non-qualified plans, partially offset by an increase in new paying members for qualified plans. Ancillary new paying members declined 29% in the nine months ended September 30, 2020 compared to the same period in 2019 primarily due to a decline in approved members across ancillary plans. Small business new paying members declined 13% in the nine months ended September 30, 2020 compared to the same period in 2019 primarily due to a decrease in approved members.

Estimated Constrained Lifetime Value of Commissions Per Approved Member

The following table shows our estimated constrained lifetime value (“LTV”) of commissions per approved member by product for the periods presented below:

	Three Months Ended September 30,		% Change
	2020	2019
Medicare
Medicare Advantage (1)	$898	$923	(3)%
Medicare Supplement (1)	$1,071	$951	13%
Medicare Part D (1)	$245	$265	(8)%
Individual and Family
Non-Qualified Health Plans (1)	$188	$173	9%
Qualified Health Plans (1)	$244	$165	48%
Ancillaries
Short-term (1)	$149	$112	33%
Dental (1)	$84	$65	29%
Vision (1)	$54	$45	20%
Small Business (2)	$142	$168	(15)%
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

Medicare

The constrained LTV of commissions per Medicare Supplement approved member increased by 13% during the three months ended September 30, 2020 compared to the same period in 2019, primarily as a result of an increase in estimated average plan duration.

The constrained LTV of commissions per approved member for Medicare Advantage and Medicare Part D prescription drug plans declined by 3% and 8%, respectively, during the three months ended September 30, 2020 compared to the same period in 2019 primarily due to a decrease in estimated average plan duration. The decline in estimated average plan duration was primarily driven by factors specific to our business, in particular our historical emphasis on enrollment growth and optimizing member experience during the initial enrollment process with less emphasis and resources allocated to post-transaction communications and existing member retention. In addition, the decline in estimated plan duration also reflected certain market related factors. We believe that a larger number of Medicare Advantage and Medicare Part D prescription drug plan members terminated their plans due to an increased selection of plans available to consumers for the 2020 plan year and the additional opportunities for consumers to shop and switch Medicare Advantage and Medicare Part D prescription drug plans during the recent open enrollment periods. The decline had a more pronounced impact on our newer member cohorts and on our telephonic enrollments, while our online enrollments continue to have higher average duration.

During the third quarter of 2020, we initiated a number of programs to improve our member retention. For example, we have launched a customer retention team, adjusted the compensation structure of our agents to better align with our retention goals, and deployed new technologies aimed at improving member retention, including the launch of our Customer Center.

Individual and Family and Ancillaries

The constrained LTV of commissions per qualified health plan and non-qualified health plan for approved members increased 48% and 9%, respectively, during the three months ended September 30, 2020 compared with the same period in 2019 mostly due to increased estimates of average plan duration.

The constrained LTV of commissions per short-term health insurance approved member increased 33% during the three months ended September 30, 2020 compared to the same period in 2019 primarily as a result of selling plans with higher premium and an increase in estimated average plan duration.

The constrained LTV of commission per approved member for dental and vision plans increased by 29% and 20%, respectively, during the three months ended September 30, 2020 compared with the same period in 2019 primarily due to an increase in estimated average plan duration and lower constraints as a result of reduced volatility based on historical trends.

The constraints applied to the total estimated lifetime commissions we expect to receive for selling the plan after the carrier approves an application in order to derive the constrained LTV of commissions for approved members recognized for the periods presented below are summarized as follows:

	Three Months Ended September 30,
	2020	2019
Medicare
Medicare Advantage	7%	7%
Medicare Supplement	5%	5%
Medicare Part D	5%	5%
Individual and Family
Non-Qualified Health Plans	15%	15%
Qualified Health Plans	4%	20%
Ancillaries
Short-term	20%	—%
Dental	7%	10%
Vision	5%	10%
Other	10%	10%
Small Business	—%	—%

The constraint for qualified health plans decreased to 4% during the three months ended September 30, 2020 from 20% in the same period in the prior year due to lower volatility and enhanced LTV forecasting models.

The constraint for short-term health insurance plans increased to 20% during the three months ended September 30, 2020 from 0% in the same period in the prior year due to an increase in volatility with our short-term health insurance plans.

Estimated Membership

Estimated membership represents the estimated number of members active as of the date indicated based on the number of members for whom we have received or applied a commission payment during the period of estimation.

The following table shows estimated membership by product for the periods presented below:

	As of September 30,		% Change
	2020	2019
Medicare (1)
Medicare Advantage	421,237	309,180	36%
Medicare Supplement	96,525	85,821	12%
Medicare Part D	216,641	156,067	39%
Total Medicare	734,403	551,068	33%
Individual and Family (2)	112,834	131,058	(14)%
Ancillaries (3)
Short-term	24,105	24,167	—%
Dental	116,846	131,409	(11)%
Vision	67,944	72,765	(7)%
Other	36,158	36,014	—%
Total Ancillaries	245,053	264,355	(7)%
Small Business (4)	44,424	44,723	(1)%
Total Estimated Membership	1,136,714	991,204	15%
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

Medicare-related plan estimated membership as of September 30, 2020 grew 33% compared to estimated membership as of September 30, 2019 due to a 39% growth in Medicare Part D prescription drug plan estimated membership, a 36% growth in Medicare Advantage estimated membership, and a 12% growth in Medicare Supplement plan estimated membership. The overall growth in Medicare estimated membership was due to our investment in our Medicare business. Individual and family plan estimated membership as of September 30, 2020 declined 14% compared to estimated membership as of September 30, 2019 due to market conditions in the individual and family plan market and our decision to shift our investment to our Medicare business. Ancillary plan estimated membership as of September 30, 2020 declined 7% compared to estimated membership as of September 30, 2019 primarily as a result of the decline in dental, short-term health plans, and vision plan estimated membership.

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

The following table shows the estimated variable marketing cost per approved member and the estimated customer care and enrollment expense per approved member metrics for the periods presented below. The numerator used to calculate each metric is the portion of the respective operating expenses for marketing and advertising and customer care and enrollment that is directly related to member acquisition for our sale of Medicare Advantage, Medicare Supplement and Medicare Part D prescription drug plans (collectively, “Medicare Plans”) and for all IFP plans including individual and family plans and short-term health insurance (collectively, “IFP Plans”), respectively. The denominator used to calculate each metric is based on a derived metric that represents the relative value of the new members acquired. For Medicare Plans, we call this derived metric Medicare Advantage (“MA”)-equivalent members, and for IFP Plans, we call this derived metric IFP-equivalent members. The calculations for MA-equivalent members and for IFP-equivalent members are based on the weighted number of approved members for Medicare Plans and IFP Plans during the period, with the number of approved members adjusted based on the relative LTV of the product they are purchasing. Since the LTV for any product fluctuates from period to period, the weight given to each product was determined based on their relative LTVs at the time of our adoption of ASC 606.

	Three Months Ended September 30,		% Change
	2020	2019
Medicare:
Estimated CC&E cost per approved MA-equivalent approved member (1)	$759	$819	(7)%
Estimated variable marketing cost per MA-equivalent approved member (1)	422	381	11%
Total Medicare estimated cost per approved member	$1,181	$1,200	(2)%
Individual and Family Plan:
Estimated CC&E cost per IFP-equivalent approved member (2)	$137	$167	(18)%
Estimated variable marketing cost per IFP-equivalent approved member (2)	79	80	(1)%
Total IFP estimated cost per approved member	$216	$247	(13)%
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

Estimated CC&E costs per approved MA-equivalent member decreased 7% in the three months ended September 30, 2020 compared to the same period in 2019 due to an increase in online enrollments with no or reduced agent involvement. Estimated variable marketing costs per approved MA-equivalent member increased 11% in the three months ended September 30, 2020 compared to the same period in 2019 due to a larger portion of applications originating from our online marketing channels which tend to have higher average marketing cost; however, they also have higher propensity to convert online with no or reduced agent involvement.

Estimated CC&E cost per approved IFP-equivalent member decreased 18% in the three months ended September 30, 2020 compared to the same period in 2019 primarily driven by a decrease in personnel-related costs. Estimated variable marketing cost per IFP-equivalent member decreased 1% in the three months ended September 30, 2020 compared to the same period in 2019 due to a decrease in marketing costs.

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

Results of Operations

The following table sets forth our operating results and related percentages of total revenue for the periods presented below (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
Revenue:
Commission	$73,544	78%	$59,762	85%	$253,986	88%	$184,595	90%
Other	20,740	22%	10,151	15%	35,472	12%	19,858	10%
Total revenue	94,284	100%	69,913	100%	289,458	100%	204,453	100%
Operating costs and expenses:
Cost of revenue	482	1%	410	1%	2,160	1%	782	—%
Marketing and advertising	33,405	35%	25,812	37%	104,042	36%	72,857	36%
Customer care and enrollment	43,342	46%	40,144	57%	101,025	35%	81,567	40%
Technology and content	17,673	19%	12,033	17%	46,786	16%	31,487	15%
General and administrative	19,942	21%	16,608	24%	60,308	21%	42,748	21%
Amortization of intangible assets	287	—%	547	1%	1,207	—%	1,641	1%
Change in fair value of earnout liability	—	—%	(5,400)	(8)%	—	—%	15,106	7%
Total operating costs and expenses	115,131	122%	90,154	129%	315,528	109%	246,188	120%
Loss from operations	(20,847)	(22)%	(20,241)	(29)%	(26,070)	(9)%	(41,735)	(20)%
Other income (expense), net	(101)	—%	568	1%	724	—%	1,824	1%
Loss before benefit from income taxes	(20,948)	(22)%	(19,673)	(28)%	(25,346)	(9)%	(39,911)	(20)%
Benefit from income taxes	(6,443)	(7)%	(8,649)	(12)%	(10,923)	(4)%	(17,974)	(9)%
Net loss	$(14,505)	(15)%	$(11,024)	(16)%	$(14,423)	(5)%	$(21,937)	(11)%
____________

(1)Operating costs and expenses include the following amounts of stock-based compensation expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Marketing and advertising	$1,869	$872	$5,138	$2,212
Customer care and enrollment	527	369	1,762	927
Technology and content	1,430	729	2,965	1,946
General and administrative	2,506	3,540	11,857	8,332
Total stock-based compensation expense	$6,332	$5,510	$21,722	$13,417

Revenue

The following table summarizes our revenue for the periods presented (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2020	2019	$	%	2020	2019	$	%
Commission	$73,544	$59,762	$13,782	23%	$253,986	$184,595	$69,391	38%
% of total revenue	78%	85%			88%	90%
Other	20,740	10,151	10,589	104%	35,472	19,858	15,614	79%
% of total revenue	22%	15%			12%	10%
Total revenue	$94,284	$69,913	$24,371	35%	$289,458	$204,453	$85,005	42%

Three Months Ended September 30, 2020 and 2019 – Commission revenue increased $13.8 million, or 23%, during the three months ended September 30, 2020 compared to the same period in 2019 due to a $3.6 million increase in commission revenue from the Medicare segment and a $10.1 million increase in commission revenue from Individual, Family and Small Business segment. The increase in commission revenue from the Medicare segment was driven by a 17% increase in Medicare plan approved members, primarily attributable to a 28% growth in Medicare Advantage plan approved members. The increase in commission revenue from Individual, Family and Small Business segment was primarily driven by a $10.5 million increase in adjustment revenue and a 37% increase in individual and family plan approved members. See Segment Information below for further discussion.

Net adjustment revenue for our Medicare segment during the three months ended September 30, 2020 and 2019 was $(0.7) million and $3.8 million, respectively. For our Individual, Family and Small Business segment net adjustment revenue during the three months ended September 30, 2020 and 2019 was $18.2 million and $7.7 million, respectively. The $18.2 million adjustment revenue recorded in the third quarter of 2020 primarily relates to certain earlier period cohorts in the Individual, Family and Small Business segment. See Note 2 – Revenue in our Notes to Condensed Consolidated Financial Statements for additional information related to this item.

Other revenue increased $10.6 million, or 104%, during the three months ended September 30, 2020 compared to the same period in 2019 due to an increase in Medicare advertising revenue driven by larger and a greater number of marketing agreements.

Nine Months Ended September 30, 2020 and 2019 – Commission revenue increased $69.4 million, or 38%, during the nine months ended September 30, 2020 compared to the same period in 2019 due to a $67.2 million increase in commission revenue from the Medicare segment and a $2.2 million increase in commission revenue from Individual, Family and Small Business segment. The increase in commission revenue from the Medicare segment was driven by a 37% increase in Medicare plan approved members, primarily attributable to a 51% growth in Medicare Advantage plan approved members due to the recent enrollment periods and an increase in adjustment revenue during the nine months ended September 30, 2020 compared to 2019. The increase in commission revenue from Individual, Family and Small Business segment was primarily driven by a 11% increase in adjustment revenue and an 8% increase in individual and family plan approved members. See Segment Information below for further discussion.

Net adjustment revenue for our Medicare segment for the nine months ended September 30, 2020 and 2019 was $9.0 million and $5.2 million, respectively. For our Individual, Family and Small Business segment net adjustment revenue for the nine months ended September 30, 2020 and 2019 was $25.5 million and $23.1 million, respectively.

Other revenue increased $15.6 million, or 79%, during the nine months ended September 30, 2020 compared to the same period in 2019 due to an increase in Medicare advertising revenue.

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

Our cost of revenue is summarized as follows (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2020	2019	$	%	2020	2019	$	%
Cost of revenue	$482	$410	$72	18%	$2,160	$782	$1,378	176%
% of total revenue	1%	—%			1%	—%

Cost of revenue increased by $0.1 million during the three months ended September 30, 2020, compared to the same period in 2019. Cost of revenue increased by $1.4 million during the nine months ended September 30, 2020, compared to the same period in 2019. The increases were primarily due to increased activity from our revenue sharing arrangements.

Marketing and Advertising

Marketing and advertising expenses consist primarily of member acquisition expenses associated with our direct, marketing partner and online advertising member acquisition channels, in addition to compensation and other expenses related to marketing, business development, partner management, public relations and carrier relations personnel who support our offerings.

Our marketing and advertising expenses are summarized as follows (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2020	2019	$	%	2020	2019	$	%
Marketing and advertising	$33,405	$25,812	$7,593	29%	$104,042	$72,857	$31,185	43%
% of total revenue	35%	37%			36%	36%

Three Months Ended September 30, 2020 and 2019 – Marketing and advertising expenses increased $7.6 million, or 29%, during the three months ended September 30, 2020 compared to the same period in 2019, primarily due to increases of $5.2 million in variable advertising expenses, $1.0 million in consulting, and $1.0 million in stock-based compensation expenses. The increase in variable advertising expenses was due to an increase in our investment for Medicare enrollment growth.

Nine Months Ended September 30, 2020 and 2019 – Marketing and advertising expenses increased $31.2 million, or 43%, during the nine months ended September 30, 2020 compared to the same period in 2019, primarily due to increases of $23.6 million in variable advertising expenses, $2.9 million in stock-based compensation expense, $2.7 million in personnel and compensation costs, and $2.1 million in consulting expenses. The increase in variable advertising expenses was due to an increase in our investment for Medicare enrollment growth.

Customer Care and Enrollment

Customer care and enrollment expenses primarily consist of compensation and benefits costs for personnel engaged in assistance to applicants who call our customer care center and for enrollment personnel who assist applicants during the enrollment process.

Our customer care and enrollment expenses are summarized as follows (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2020	2019	$	%	2020	2019	$	%
Customer care and enrollment	$43,342	$40,144	$3,198	8%	$101,025	$81,567	$19,458	24%
% of total revenue	46%	57%			35%	40%

Three Months Ended September 30, 2020 and 2019 – Customer care and enrollment expenses increased $3.2 million, or 8%, during the three months ended September 30, 2020 compared to the same period in 2019, primarily due to increases of $4.7 million in personnel costs associated with an increase in customer care and enrollment headcount, $0.7 million in licensing costs, and $0.4 million in facilities and other operating costs, partially offset by a decrease of $2.9 million in consulting expenses.

Nine Months Ended September 30, 2020 and 2019 – Customer care and enrollment expenses increased $19.5 million, or 24%, during the nine months ended September 30, 2020 compared to the same period in 2019, primarily due to increases of $16.4 million in personnel costs associated with an increase in customer care and enrollment headcount, $2.1 million in facilities and other operating costs, $0.8 million in stock-based compensation expense, and $0.4 million in licensing cost, partially offset by $0.7 million in consulting expenses.

Overall, the higher personnel costs was a result of staffing of our telesales organization ahead of the upcoming annual enrollment period and the shift towards in-house sales capacity.

Technology and Content

Technology and content expenses consist primarily of compensation and benefits costs for personnel associated with developing, enhancing, and maintaining our websites, as well as software maintenance.

Our technology and content expenses are summarized as follows (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2020	2019	$	%	2020	2019	$	%
Technology and content	$17,673	$12,033	$5,640	47%	$46,786	$31,487	$15,299	49%
% of total revenue	19%	17%			16%	15%

Three Months Ended September 30, 2020 and 2019 – Technology and content expenses increased $5.6 million, or 47%, during the three months ended September 30, 2020 compared to the same period in 2019 primarily due to increases of $2.5 million in personnel and compensation costs due to higher headcount, $2.1 million in facilities and other operating costs, $1.1 million in amortization of internal developed software, and $0.7 million in stock-based compensation expense, partially offset by a decrease of $0.7 million in consulting fees.

Nine Months Ended September 30, 2020 and 2019 – Technology and content expenses increased $15.3 million, or 49%, during the nine months ended September 30, 2020 compared to the same period in 2019 primarily due to increases of $7.5 million in personnel and compensation costs due to higher headcount, $4.8 million in facilities and other operating costs, $2.9 million in amortization of internal developed software and $1.0 million in stock-based compensation expense, partially offset by a decrease of $1.1 million in consulting expenses.

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

Our general and administrative expenses are summarized as follows (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2020	2019	$	%	2020	2019	$	%
General and administrative	$19,942	$16,608	$3,334	20%	$60,308	$42,748	$17,560	41%
% of total revenue	21%	24%			21%	21%

Three Months Ended September 30, 2020 and 2019 – General and administrative expenses increased $3.3 million, or 20%, during the three months ended September 30, 2020 compared to the same period in 2019, primarily due to increases of $1.7 million in personnel and compensation costs, $0.9 million in consulting expenses, $0.7 in legal and other professional fees, and $0.4 million in facilities and other operating costs, partially offset by a decrease of $1.0 million in stock-based compensation expense.

Nine Months Ended September 30, 2020 and 2019 – General and administrative expenses increased $17.6 million, or 41%, during the nine months ended September 30, 2020 compared to the same period in 2019, primarily due to increases of $7.4 million in personnel and compensation costs, $3.5 million in stock-based compensation expense, $3.0 million in consulting expenses, $1.8 million in facilities and other operating costs, and $0.5 million in legal fees.

Change in Fair Value of Earnout Liability

During the three and nine months ended September 30, 2019, we recorded a $5.4 million gain and a $15.1 million expense, respectively, due to adjustments in the estimated fair value of the earnout liability related to our acquisition of GoMedigap, which was completed on January 2018. During the three and nine months ended September 30, 2020, there were no changes in fair value of earnout liability as the earnout consideration was settled in January 2020.

Amortization of Intangible Assets

Our intangible asset amortization expense is summarized as follows (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2020	2019	$	%	2020	2019	$	%
Amortization of intangible assets	$287	$547	$(260)	(48)%	$1,207	$1,641	$(434)	(26)%
% of total revenue	—%	1%			—%	1%
Amortization expense related to intangible assets was primarily related to intangible assets purchased through our acquisitions. Amortization expense decreased during the three and nine months ended September 30, 2020 compared to the same periods in 2019 due to certain intangible assets being fully amortized in 2020.

Other Income (Expense), Net

Our other income (expense), net is summarized as follows (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2020	2019	$	%	2020	2019	$	%
Other income (expense), net	$(101)	$568	$(669)	(118)%	$724	$1,824	$(1,100)	(60)%
% of total revenue	—%	1%			—%	1%
Other income (expense), net for the nine months ended September 30, 2020 and 2019 primarily consisted of interest income, sublease income, and margin earned on commissions received from Medicare plan members transferred to us in 2010 through 2012 by a broker partner, partially offset by interest expense on finance leases and debt and other bank fees.

Three Months Ended September 30, 2020 and 2019 – Other income (expense), net decreased $0.7 million during the three months ended September 30, 2020 compared to the same period in 2019, primarily due to a decrease in interest income.

Nine Months Ended September 30, 2020 and 2019 – Other income (expense), net decreased $1.1 million during the nine months ended September 30, 2020 compared to the same period in 2019, primarily due to a decrease in interest income.

Benefit from Income Taxes

Our benefit from income taxes are summarized as follows (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2020	2019	$	%	2020	2019	$	%
Benefit from income taxes	$(6,443)	$(8,649)	$2,206	(26)%	$(10,923)	$(17,974)	$7,051	(39)%
Effective tax rate	30.8%	44.0%			43.1%	45.0%

Three Months Ended September 30, 2020 and 2019 – During the three months ended September 30, 2020, we recognized a benefit from income taxes of $6.4 million representing an effective tax rate of 30.8% which was higher than the statutory federal tax rate due primarily to stock-based compensation adjustments, lobbying expenses and state taxes, partially offset by research and development credits. During the three months ended September 30, 2019, we recognized a benefit from income taxes of $8.6 million, representing an effective tax rate of 44.0% which was higher than the statutory federal tax rate due primarily to stock-based compensation adjustments, lobbying expenses and state taxes, partially offset by research and development credits.

Nine Months Ended September 30, 2020 and 2019 – During the nine months ended September 30, 2020, we recognized a benefit from income taxes of $10.9 million representing an effective tax rate of 43.1% which was higher than the statutory federal tax rate due primarily to stock-based compensation adjustments, lobbying expenses and state taxes, partially offset by research and development credits. During the nine months ended September 30, 2019, we recognized a benefit from income taxes of $18.0 million, representing an effective tax rate of 45.0% which was higher than the statutory federal tax rate due primarily to stock-based compensation adjustments, lobbying expenses and state taxes, partially offset by research and development credits.

The Coronavirus Aid, Relief and Economic Security ("CARES") Act was signed into law on March 27, 2020. The business tax provisions of the CARES Act include temporary changes to income based tax laws, including the ability to utilize net operating losses, interest expense deductions, alternative minimum tax credit refunds, charitable contributions, and depreciation of qualified improvement property. The income tax provisions of the CARES Act did not have a material impact on our Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2020.

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

Our operating segment revenue and profit are summarized as follows (in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2020	2019	$	%	2020	2019	$	%
Revenue:
Medicare	$70,361	$57,189	$13,172	23%	$246,891	$164,357	$82,534	50%
Individual, Family and Small Business	23,923	12,724	11,199	88%	42,567	40,096	2,471	6%
Total revenue	$94,284	$69,913	$24,371	35%	$289,458	$204,453	$85,005	42%
Segment profit (loss):
Medicare segment profit (loss)	$(16,010)	$(11,004)	$(5,006)	45%	$19,380	$5,917	$13,463	228%
Individual, Family and Small Business segment profit	18,286	3,753	14,533	387%	23,459	15,045	8,414	56%
Total segment profit (loss)	2,276	(7,251)	9,527	(131)%	42,839	20,962	21,877	104%
Corporate	(15,581)	(11,568)	(4,013)	35%	(43,376)	(30,380)	(12,996)	43%
Stock-based compensation expense	(6,332)	(5,510)	(822)	15%	(21,722)	(13,417)	(8,305)	62%
Change in fair value of earnout liability	—	5,400	(5,400)	(100)%	—	(15,106)	15,106	(100)%
Depreciation and amortization	(923)	(765)	(158)	21%	(2,604)	(2,153)	(451)	21%
Amortization of intangible assets	(287)	(547)	260	(48)%	(1,207)	(1,641)	434	(26)%
Acquisition costs	—	—	—	*	—	—	—	*
Other (income) expense, net	(101)	568	(669)	(118)%	724	1,824	(1,100)	(60)%
Loss before benefit from income taxes	$(20,948)	$(19,673)	$(1,275)	6%	$(25,346)	$(39,911)	$14,565	(36)%

Revenue

Three Months Ended September 30, 2020 and 2019 – Revenue from our Medicare segment increased $13.2 million, or 23%, during the three months ended September 30, 2020 compared to the same period in 2019 due to a $3.6 million increase in Medicare commission revenue and a $9.5 million increase in other revenue. The increase in Medicare segment commission revenue was primarily attributable to a 28% growth in Medicare Advantage plan approved members during the three months ended September 30, 2020 compared to the same period in 2019. The increase in other revenue was mostly due to an increase in our carrier advertising revenue.

Revenue from our Individual, Family and Small Business segment increased $11.2 million, or 88%, during the three months ended September 30, 2020 compared to the same period in 2019 primarily attributable to a $10.1 million increase in commission revenue and a $1.1 million increase in other revenue. The increase in commission revenue from the Individual, Family and Small Business segment was primarily due to an increase in commission adjustment revenue of $10.5 million during the three months ended September 30, 2020 compared to the same period in 2019.

Nine Months Ended September 30, 2020 and 2019 – Revenue from our Medicare segment increased $82.5 million, or 50%, during the nine months ended September 30, 2020 compared to the same period in 2019 due to a $67.2 million increase in Medicare commission revenue and a $15.4 million increase in other revenue. The increase in Medicare segment commission revenue was primarily attributable to a 51% growth in Medicare Advantage plan approved members and a $3.7 million increase in adjustment revenue during the nine months ended September 30, 2020 compared to the same period in 2019. The overall growth of our Medicare business was a result of our investment and marketing efforts in this segment and the increases in approved application volume due to the open enrollment period in the first quarter and the COVID-19 related special enrollment period introduced in the second quarter. The increase in other revenue was mostly due to an increase in advertising revenue.

Revenue from our Individual, Family and Small Business segment increased $2.5 million, or 6%, during the nine months ended September 30, 2020 compared to the same period in 2019 primarily attributable to a $2.2 million increase in commission revenue. The increase in commission revenue from the Individual, Family and Small Business segment was primarily due to an increase in adjustment revenue of $2.5 million during the nine months ended September 30, 2020 compared to the same period in 2019. We recognized $25.5 million adjustment revenue during the nine months ended September 30, 2020 of which $18.2 million was recognized during the three months ended September 30, 2020 due to stronger member retention rates for earlier period cohorts of certain products based on our latest LTV assessment.

Segment Profit

Three Months Ended September 30, 2020 and 2019 – Our Medicare segment profit decreased $5.0 million, or 45%, during the three months ended September 30, 2020 compared to the same period in 2019. The decrease was primarily due to an $18.2 million increase in operating expenses, excluding stock-based compensation expense, change in earnout liability, depreciation and amortization expenses and amortization of intangible assets, partially offset by $13.2 million increase in Medicare segment revenue. The increase in operating expenses was mostly attributable to increases in marketing costs and customer care and enrollment costs.

Our Individual, Family and Small Business segment profit increased $14.5 million, or 387%, during the three months ended September 30, 2020 compared to the same period in 2019. The increase in profit from the Individual, Family and Small Business segment was primarily due to a $11.2 million increase in Individual, Family and Small Business segment revenue, and a $3.3 million decrease in operating expenses, excluding stock-based compensation expense, change in earnout liability, depreciation and amortization expenses and amortization of intangible assets.

Nine Months Ended September 30, 2020 and 2019 – Our Medicare segment profit increased $13.5 million, or 228%, during the nine months ended September 30, 2020 compared to the same period in 2019. The increase was primarily due to a $82.5 million increase in Medicare segment revenue, partially offset by a $69.1 million increase in operating expenses, excluding stock-based compensation expense, change in earnout liability, depreciation and amortization expenses, and amortization of intangible assets. The increase in operating expenses was mostly attributable to increases in marketing costs and customer care and enrollment costs as we continued to invest in telesales capacity, internal agent counts, agent productivity tools and incentives, customer engagement and retention initiatives, and enhancements to our technology platform.

Our Individual, Family and Small Business segment profit increased $8.4 million, or 56%, during the nine months ended September 30, 2020 compared to the same period in 2019. The increase in profit from the Individual, Family and Small Business segment was primarily due to a $5.9 million decrease in operating expenses and a $2.5 million increase in Individual, Family and Small Business segment revenue, excluding stock-based compensation expense, change in earnout liability, depreciation and amortization expenses, and amortization of intangible assets.

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

As of September 30, 2020, our cash and cash equivalents totaled $87.8 million. Cash equivalents, which are comprised of financial instruments with an original maturity of 90 days or less from the date of purchase, primarily consist of money market funds. As of December 31, 2019, our cash and cash equivalents totaled $23.5 million. The increase in cash and cash equivalents reflects $203.6 million of net cash provided by financing activities, partially offset by $128.3 million of net cash used in investing activities and $11.0 million of net cash used in operating activities. See Note 5 — Equity in our Notes to Condensed Consolidated Financial Statements for information regarding our equity offering in March 2020. We also had $3.4 million in restricted cash as of September 30, 2020 and December 31, 2019.

As of September 30, 2020, we had 1.1 million shares held in treasury stock that were previously surrendered by employees to satisfy tax withholding in connection with the vesting of certain restricted stock units. As of September 30, 2020 and December 31, 2019, we had a total of 11.8 million and 11.6 million shares held in treasury, respectively, including 10.7 million shares previously repurchased.

The following table presents a summary of our cash flows for the nine months ended September 30, 2020 (in thousands):

	Nine Months Ended September 30,
	2020	2019
Net cash used in operating activities	$(10,959)	$(14,714)
Net cash used in investing activities	(128,291)	(12,044)
Net cash provided by financing activities	203,555	105,085

Operating Activities

Net cash used in operating activities primarily consists of net loss, adjusted for certain non-cash items, including change in fair value of earnout liability, deferred income taxes, stock-based compensation expense, depreciation and amortization, amortization of intangible assets and internally developed software, other non-cash items, and the effect of changes in working capital and other activities.

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

Nine Months Ended September 30, 2020 – Net cash used in operating activities was $11.0 million during the nine months ended September 30, 2020, primarily driven by changes in net operating assets and liabilities of $16.8 million and a net loss of $14.4 million, partially offset by adjustments for non-cash items of $20.3 million. Adjustments for non-cash items primarily consisted of $21.7 million of stock-based compensation expense, $6.5 million of amortization of intangible assets and internally-developed software, and $2.6 million of depreciation and amortization, partially offset by a $11.0 million change in deferred income taxes. Cash used from changes in net operating assets and liabilities during the nine months ended September 30, 2020 primarily consisted of increases of $16.8 million in contract assets – commissions receivable, $9.4 million in prepaid expenses and other current assets and $1.5 million in accounts receivable, decreases of $7.4 million in accrued compensation and benefits, $5.4 million in accrued marketing expense, $5.4 million in accrued marketing expense, and $3.2 million in accounts payable, partially offset by increases of $23.9 million in deferred revenue and $3.1 million in accrued expenses and other liabilities.

Nine Months Ended September 30, 2019 – Net cash used in operating activities was $14.7 million during the nine months ended September 30, 2019, primarily consisting of a net loss of $21.9 million and cash provided by changes in net operating assets and liabilities of $8.4 million, partially offset by adjustments for non-cash items of $15.7 million. Adjustments for non-cash items primarily consisted of $15.1 million of expense related to the fair value adjustment of our earnout liability, $13.4 million of stock-based compensation expense, $4.1 million of amortization of intangible assets and internally developed software, and $2.2 million of depreciation and amortization, partially offset by a $18.2 million decrease in deferred income taxes and a $0.9 million decrease in other non-cash items. Cash used from changes in net operating assets and liabilities during the nine months ended September 30, 2019 primarily consisted of an increase of $11.9 million in commissions receivable, an increase of $9.3 million in prepaid expenses and other current assets, a decrease of $6.9 million in accrued marketing expenses, a decrease of $2.6 million in accrued compensation and benefits, and a decrease of $1.9 million in accrued expenses and other liabilities, partially offset by increases of $13.2 million in accounts payable and $8.2 million in deferred revenue, and a decrease of $2.9 million in accounts receivable.

Investing Activities

Our investing activities primarily consist of purchases, maturities, and redemptions of marketable securities as well as purchases of computer hardware and software to enhance our website and customer care operations, leasehold improvements related to facilities expansion, capitalized internal-use software and website development costs and security deposit payments.

Nine Months Ended September 30, 2020 – Net cash used in investing activities of $128.3 million for the nine months ended September 30, 2020 was due to $180.5 million in purchases of marketable securities, $12.1 million in capitalized internal-use software and website development costs and $6.5 million in cash used to purchase property and equipment and other assets, partially offset by $70.8 million proceeds from the maturities and redemptions of marketable securities.

Nine Months Ended September 30, 2019 – Net cash used in investing activities of $12.0 million for the nine months ended September 30, 2019 was due to $6.4 million in capitalized internal-use software and website development costs and $5.6 million used to purchase property and equipment and other assets.

Financing Activities

Nine Months Ended September 30, 2020 – Net cash provided by financing activities of $203.6 million for the nine months ended September 30, 2020 was primarily due to $228.0 million net proceeds from the issuance of common stock in a public equity offering and $1.6 million of net proceeds from the exercise of common stock options, partially offset by $17.2 million repurchase of shares to satisfy employee tax withholding obligation and $8.8 million of acquisition-related contingent payments.

Nine Months Ended September 30, 2019 – Net cash provided by financing activities of $105.1 million for the nine months ended September 30, 2019 was primarily due to $126.1 million net proceeds from the issuance of common stock in a public equity offering and $5.2 million of proceeds from the exercise of common stock options, partially offset by $11.5 million used to net-share settle equity awards, $9.5 million of acquisition-related contingent payments, and $5.0 million of debt repayment.

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

As of September 30, 2020, we had no outstanding principal under our revolving credit facility. See Note 10 – Debt of Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information regarding this credit agreement and subsequent amendment.

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

Contractual Obligations and Commitments

The following table presents a summary of our future minimum payments under non-cancellable operating lease agreements and contractual service and licensing obligations as of September 30, 2020 (in thousands):

For the Years Ending December 31,	Operating Lease Obligations	Service and Licensing Obligations	Total Obligations
Reminder of 2020	$1,915	$2,593	$4,508
2021	7,644	4,538	12,182
2022	7,701	2,484	10,185
2023	8,033	1,797	9,830
2024	7,832	1,582	9,414
Thereafter	27,416	2,706	30,122
Total	$60,541	$15,700	$76,241
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

Off-Balance Sheet Arrangements

As of September 30, 2020, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

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

As of September 30, 2020 and December 31, 2019, our cash, cash equivalents and restricted cash are summarized as follows (in thousands):

	September 30, 2020	December 31, 2019
Cash (1)	$41,441	$16,205
Cash equivalents (2)	46,392	7,261
Total cash and cash equivalents	$87,833	$23,466
Restricted cash	3,354	3,354
Total cash, cash equivalents and restricted cash	$91,187	$26,820
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

As of September 30, 2020, our net contract assets consisted of commissions receivable balance of $604.3 million. Our contracts with carriers expose us to credit risk that a financial loss could be incurred if the counterparty does not fulfill its financial obligation. While we are exposed to credit losses due to the non-performance of our counterparties, we consider the risk of this remote. We estimate our maximum credit risk in determining the commissions receivable amount recorded on the balance sheet. Upon the adoption of ASC 326, we recorded $1.5 million of allowance for credit losses for our commissions receivable balance as of December 31, 2019. During the nine months ended September 30, 2020, we recorded an additional $0.1 million for the allowance for credit losses. See Note 1 – Summary of Business and Significant Accounting Policies in our

Notes to Condensed Consolidated Financial Statements for additional information regarding the accounting standard adoption. Our total contract assets and accounts receivable as of September 30, 2020 and December 31, 2019 are summarized as follows (in thousands):

	September 30, 2020	December 31, 2019
Contract assets – commissions receivable – current	$158,773	$174,526
Contract assets – commissions receivable – non-current	445,572	414,696
Accounts receivable	3,854	2,332
Total contract assets and accounts receivable	$608,199	$591,554

Our portfolio of available-for-sale debt securities is exposed to credit and interest rate risk. As of September 30, 2020, we invested $108.6 million and $1.3 million in short-term and long-term marketable securities, respectively. These marketable securities primarily consisted of commercial paper and agency bonds with credit rating of AA+ or equivalent by S&P Rating and Moody's Investor Services. The maturity of these securities were below two years. See Note 4 – Fair Value Measurements in our Notes to Condensed Consolidated Financial Statements for further discussion on our available-for-sale debt securities.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

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

Health insurance carriers whose Medicare plans we sell approve our websites, our call center scripts and some of our marketing material. We must receive these approvals in order for us market and sell Medicare plans to Medicare-eligible individuals as a health insurance agent. We are also required to file many of these materials on a regular basis with CMS. In addition, certain aspects of our Medicare plan marketing partner relationships have been in the past, and will be in the future, subjected to CMS and health insurance carrier review. CMS, state departments of insurance or health insurance carriers may determine to object to or not to approve aspects of our online platforms, sales function or marketing material and processes and may determine that certain existing aspects of our Medicare-related business are not in compliance with legal requirements. Health insurance carriers may terminate our relationship with them or take other corrective action if our Medicare product sales, marketing and operations are not in compliance or give rise to too many complaints. The termination of or change in our relationship with health insurance carriers for this reason would reduce the products we are able to offer, could result in the loss of commissions for past and future sales and would otherwise harm our business, operating results and financial condition.

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
We may be unsuccessful in competing effectively against current and future competitors, including government-run health insurance exchanges.

The market for selling health insurance plans is highly competitive. We compete with government-run health insurance exchanges, among others, with respect to our sale of Medicare-related and individual and family health insurance. The federal government operates a website where Medicare beneficiaries can purchase Medicare Advantage and Medicare Part D prescription drug plans or be referred to carriers to purchase Medicare Supplement plans. We also compete with the original Medicare program. The Affordable Care Act exchanges have websites where individuals and small businesses can purchase health insurance, and they also have offline customer support and enrollment capabilities. Our competitors also include local insurance agents across the United States who sell health insurance plans in their communities, companies that advertise primarily through television, and companies that operate websites that provide quote information or the opportunity to purchase health insurance online, including lead aggregator services. Many health insurance carriers also directly market and sell their plans to consumers through call centers, Internet advertising and their own websites. Although we offer health insurance plans for many of these carriers, they also compete with us by offering their plans directly to consumers.

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

Some of our current and potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, technical, marketing and other resources than we do. As compared to us, our current and future competitors may be able to undertake more extensive marketing campaigns for their brands and services, devote more resources to website and systems development, negotiate more favorable commission rates and commission override payments, and make more attractive offers to potential employees, marketing partners and third-party service providers.

Competitive pressures from government-run health insurance exchanges and other competitors may result in our experiencing increased marketing costs, decreased demand and loss of market share, increased health insurance plan termination, reduction in our membership or revenue and may otherwise harm our business, operating results and financial condition.

Our operating results will be impacted by factors that impact our estimate of the constrained lifetime value (LTV) of commissions per approved member.

Effective January 1, 2018, we adopted Accounting Standards Update 2014-09, Revenue from Contracts with Customers (ASC 606). As a result of the adoption of ASC 606, we recognize revenue for plans approved during the period by applying the latest estimated constrained LTVs for that product. Constrained LTVs are estimates and are based on a number of assumptions, which include, but are not limited to, estimates of the conversion rates of approved members into paying members, forecasted average plan duration and forecasted commission rates we expect to receive per approved member's plan. These assumptions are based on historical trends and require significant judgment by our management in interpreting those trends and in applying the constraints. Changes in our historical trends will result in changes to our constrained LTV estimates in future periods and therefore could adversely affect our revenue and financial results in those future periods. As a result, negative changes in the factors upon which we estimate constrained LTVs, such as reduced conversion of approved members to paying members, increased health insurance plan terminations or a reduction in the lifetime commission amounts we expect to receive for selling the plan to a member or other changes could harm our business, operating results and financial condition. In addition, if we ultimately receive commission payments that are less than the amount we estimated when we recognized commission revenue, we would need to write off the remaining commission receivable balance, which would adversely impact our business, operating results, and financial condition.

The rate at which approved members become paying members is a significant factor in our estimation of constrained LTVs. To the extent we experience a decline in the rate at which approved members turn into our paying members, our business, operating results, and financial condition would be harmed.

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

Commission rates are also a significant factor in our estimation of constrained LTVs. The commission rates we receive are impacted by a variety of factors, including the particular health insurance plans chosen by our members, the carriers offering those plans, our members’ states of residence, the laws and regulations in those jurisdictions, the average premiums of plans purchased through us and health care reform. Our commission revenue per member has in the past decreased, and could in the future decrease, as a result of reductions in contractual commission rates, a change in the mix of carriers whose products we sell during a given period, and increased health insurance plan termination rates, all of which are beyond our control and may occur on short notice. To the extent these and other factors cause our commission revenue per member to decline, our revenue may decline and our business, operating results and financial condition would be harmed. Given that Medicare-related and individual and family health insurance purchasing is concentrated during enrollment periods, we may experience a shift in the mix of Medicare-related and individual and family health insurance products selected by our members over a short period of time. Any reduction in our average commission revenue per member caused by such a shift or otherwise would harm our business, operating results and financial condition.

The determination of constraints is also a factor that requires significant management judgment. Constraints are applied to LTVs for revenue recognition purposes and help ensure that the total estimated lifetime commissions expected to be collected from an approved member's plan are recognized as revenue only to the extent that is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with future commissions receivable from the plan is subsequently resolved. We determine the constraint for each product by comparing prior calculations of LTV to actual cash received and review the reasons for any variations. We then apply judgment in assessing whether the difference between historical cash collections and LTV is representative of differences that can be expected in future periods. We also analyze whether circumstances have changed and consider any known or potential modifications to the inputs into LTV in light of the factors that can impact the amount of cash expected to be collected in future periods including but not limited to commission rates, carrier mix, plan duration, changes in laws and regulations, and cancellations of insurance plans offered by health insurance carriers with which we have a relationship. We evaluate the appropriateness of our constraints on a quarterly basis, and we update our assumptions when we observe a sufficient amount of evidence that would suggest that the long-term expectation underlying the assumptions has changed. If we underestimate the initial constraint applied to LTVs, we might be required to increase the constraint or record an impairment in a future period which would harm our business, operating results and financial condition.
Our business may be harmed if we lose our relationship with health insurance carriers or our relationship with health insurance carriers is modified.

We typically enter into contractual relationships with health insurance carriers that are non-exclusive and terminable on short notice by either party for any reason. In many cases, health insurance carriers also may amend the terms of our agreements unilaterally, including commission rates, on short notice. Carriers may be unwilling to allow us to sell their existing or new health insurance plans, or desire to amend our agreements with them for a variety of reasons, including for competitive or regulatory reasons, dissatisfaction with the economics of the members that we place with them or because they do not want to be associated with our brand. The termination of our relationship with a health insurance carrier, the reduction of commission rates, or the amendment of or change in our relationship with a carrier could reduce the variety, quality and affordability of health insurance plans we offer, cause a loss of commission payments, including commissions for past and/or future sales, cause a reduction in constrained LTVs, result in a loss of existing and potential members, adversely impact our profitability or have other adverse impacts, which could harm our business, operating results and financial condition.

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

We may also temporarily or permanently lose the ability to market and sell Medicare plans for one or more of our Medicare plan carriers. The regulations applicable to the business of selling Medicare-related health insurance are complex and frequently change. If we or our health insurance agents violate any of the requirements imposed by CMS, state laws or regulations, a health insurance carrier may terminate our relationship or CMS may penalize a health insurance carrier by suspending or terminating the carrier's ability to market and sell Medicare plans. Given the concentration of our Medicare plan sales in a small number of carriers, if we lose a relationship with a health insurance carrier to market their Medicare plans, even temporarily, or if the health insurance carrier loses its Medicare product membership, our business, operating results and financial condition would be harmed.

Our financial results will be adversely impacted if our membership does not grow or if we are not able to successfully retain our existing members and limit health insurance plan termination.

We receive commissions from health insurance carriers for health insurance plans sold through us. When one of these plans is canceled, or if we otherwise do not remain the agent on the plan, we no longer receive the related commission payment. Our members and/or health insurance carriers may choose to discontinue their health insurance plans for a variety of reasons. Consumers may also purchase individual and family and Medicare-related health insurance plans directly from other sources, such as government-run health insurance exchanges, and we would not remain the agent on the policy and receive the related commission. Medicare Advantage plan enrollees may enroll in another Medicare Advantage plan or disenroll from their Medicare Advantage plan and return to original Medicare during the Medicare annual enrollment period that occurs in the fourth quarter every year and the Medicare Advantage open enrollment period that occurs in the first quarter of the year. In addition, certain individuals are permitted to enroll, disenroll or change their Medicare Advantage or Medicare Part D prescription drug plans during special enrollment periods. If our Medicare Advantage and other health insurance plan termination rates do not decline in subsequent quarters, our business, operating results and financial condition would be harmed. In addition, enrollment periods could cause us to further experience increased termination rates in the future, which could adversely impact our business, operating results and financial condition.

Any decrease in the amount of time we retain our members on the health insurance plans that they purchased through us could adversely impact the estimated constrained LTV we use for purposes of recognizing revenue, which could harm our business, operating results and financial condition. For example, our Medicare Advantage plan and Medicare Part D prescription drug plan LTVs have been negatively impacted by increased plan termination rates. While we have recently placed a stronger operational focus on member retention, there are no assurances that investments we make to pursue retention initiatives will result in a decline in health insurance plan termination rate and/or improvement in our constrained LTVs in the future. If we are not able to successfully retain our existing members and limit health insurance plan termination, our business, operating results and financial condition would be harmed. If we experience higher health insurance plan termination rates than we estimated when we recognized commission revenue, we may not collect all of the related commissions receivable, which could result in a reduction in LTV and a write-off of contract assets - commissions receivable, which would harm our business, operating results and financial condition.

In addition, the growth of our membership is highly dependent upon our success in attracting new members during the Medicare annual enrollment period and to a lesser extent, the Medicare Advantage open enrollment period and the health care reform open enrollment period. The Medicare-related commission rates that we receive may be higher in the first calendar year of a plan if the plan is the first Medicare-related plan issued to the member. Similarly, the individual and family plan commission rates that we receive are typically higher in the first twelve months of a policy. After the first twelve months, the commission rates generally decline significantly. As a result, if we do not add a sufficient number of members to new plans, our business, operating results and financial condition would be harmed.

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

COVID-19 and public health crises, illness, epidemics or pandemics, in general, and disruption to our call center and service operations, in particular, could materially impact our business, operations and financial condition. In an effort to mitigate the spread of COVID-19, and to comply with applicable government directives, we generally have directed employees to work from home and implemented new business protocols for employees who have resumed work in our offices. A potential COVID-19 infection of any of our employees could adversely impact our operations, including resulting in the sudden closure of any of our offices. Our business operations may be disrupted if key personnel or significant portions of our employees are unable to work effectively, especially if such disruption occurs during or in our preparation for the Medicare annual enrollment period. We have had to adjust our business operations, including onboarding and training new health insurance agents remotely and asking our employees to work from home, which could cause operational difficulties, reduce the effectiveness of our agents in selling health insurance and impair our ability to manage our business. The transition of our employee population to a remote work environment may exacerbate certain risks to our business, including an increased demand for information technology resources, increased risk of phishing and other cybersecurity attacks, and increased risk of unauthorized dissemination of sensitive personal information or proprietary or confidential information about us or our customers or other third-parties. Our business operations and recruitment efforts could be impacted if government offices, including CMS and state departments of insurance, are adversely impacted by COVID-19 given that some of our marketing materials require CMS approval and health insurance agent licensing and licensing renewals are dependent on state department of insurance processing. Our product development initiatives could also be negatively impacted by extended office closures. Furthermore, if any of our health insurance carriers, business partners or vendors increase the prices of or become unable to continue to provide their products or services as a result of COVID-19, or if health insurance carriers reduce our commission rates or the amount they pay us, our business, operating results and financial condition would be harmed. The impact of COVID-19 to our Individual, Family and Small Business segment is especially uncertain because of increases in unemployment rate, potential delays in customer premium payments and/or health insurance carrier commission payments, potential changes to the open enrollment period, and potential changes to qualified health plans subsidies, among others. COVID-19 presents uncertainties and risks with respect to the demand for and pricing of health insurance plans, which could negatively impact our business, operating results and financial condition. While we have not experienced a significant impact on our business, operating results or financial condition as a result of COVID-19 to date, there can be no assurances that they will not be materially adversely affected in the future. The extent to which the COVID-19 pandemic impacts our business will depend on future developments, which are highly uncertain and cannot be predicted.

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

The loss of the services of any of our executive officers or key employees could harm our business. For example, we are required to appoint a single designated writing agent with each insurance carrier. A small number of our employees act as writing agent and each employee that acts as writing agent does so for a number of carriers. When an employee that acts as writing agent terminates their employment with us, we need to replace such writing agent with another employee who has health insurance licenses. Due to our national reach and the large number of carriers whose plans are purchased by our members, the process of changing writing agents has in the past taken and could take a significant period of time to complete. If the transition is not successful, our ability to sell health insurance plans may be interrupted, our agency relationship with particular insurance carriers may be terminated, our commission payments could be discontinued or delayed and, as a result, our business, operating results and financial condition would be harmed.
Our business may be harmed if we are not successful in executing on our strategic investments and initiatives, including our growth strategy and retention initiatives.

As part of our strategy, we have determined to invest in initiatives to accelerate growth in our Medicare product sales, to enhance post-enrollment consumer engagement and increase customer retention, to increase online enrollment and enhance operating leverage, to expand our strategic partner relationships, improve our technology platform to optimize the consumer experience and relationship, and to utilize data analytics to increase the productivity of our customer care employees. Pursuing and investing in these and other initiatives we develop will require significant investments in marketing and advertising, technology and product offerings, and customer care and enrollment, among others, and involves risks and uncertainties described elsewhere in this Risk Factors section, including the initiatives not achieving our retention, growth or profitability targets, inadequate return of capital on our investments, legal and regulatory compliance risks, potential changes in laws and regulations and other issues that could cause us to fail to realize the anticipated benefits of our investments and incur unanticipated liabilities. Our pursuit of these strategic initiatives may not be successful. Our cash flow from operations is expected to be negative in the year ending December 31, 2020 and was negative in each of the years ended December 31, 2019,

2018 and 2017. As a result, our investment in these initiatives could result in our needing to raise additional capital. If we are not successful in executing on our business strategy, our business, operating results and financial condition would be harmed.
Seasonality may cause fluctuations in our financial results.

Open enrollment periods drive the seasonality of our business. The Medicare annual enrollment period occurs from October 15 to December 7 each year and the individual and family health insurance open enrollment period typically runs from November 1 through December 15 each year. In addition, the Medicare Advantage open enrollment period, where Medicare-eligible individuals who enrolled in a Medicare Advantage plan can switch to the original Medicare program or switch to a different Medicare Advantage plan, runs from January 1st through March 31st of each year. We experience an increase in the number of submitted Medicare-related applications and approved members during the fourth quarter and, to a lesser extent, in the first quarter, and an increase in Medicare plan related expense during the third and fourth quarters in connection with the open enrollment periods. In addition, we typically experience the highest plan termination rates from our Medicare Advantage plan members in the first year following the effective date of plan enrollment. If we experience significant growth in Medicare Advantage approved members resulting in an increased number of first year member as a percentage of our total estimated membership, we may also experience increased health insurance plan terminations in the year following such periods of growth.

The seasonality of our business could change in the future due to other factors, including as a result of changes in timing of the Medicare or individual and family health plan enrollment periods, adoption of new enrollment periods such as the COVID-related special enrollment period that was adopted in the second quarter of 2020, and changes in the laws and regulations that govern the sale of health insurance. We may not be able to timely adjust to changes in customer demand and the seasonality of our business. If we are not successful in responding to changes in the seasonality of our business, our business, operating results and financial condition could be harmed.

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

Even if we or our outsourced call centers are successful in hiring licensed health insurance agents, our success depends on the productivity of these health insurance agents. Health insurance agents may not perform to the standard we expect of them, which could result in lower than expected conversion rates and revenue, higher costs of acquisition per member and higher plan termination rates. We have observed that our health insurance agent employees are more productive than the employees of our outsourced call centers and that experienced health insurance agents are more productive than less-tenured health insurance agents. As a result, the success of our business depends upon our ability to retain existing health insurance agents and hiring and training a sufficient number of internal health insurance agent employees who can perform to the standard we expect of them. Failure to retain, train and ensure the productivity of our health insurance agent employees and employees of outsourced call centers would harm our business, operating results and financial condition.

Our ability to sell Medicare-related health insurance plans as a health insurance agent depends upon maintenance of functioning information technology systems.

The success of our Medicare plan customer care center operations is dependent upon information technology systems. Many of our Medicare plan members utilize our customer care center in connection with their purchase of a Medicare plan. CMS rules require that our health insurance agent employees utilize CMS-approved scripts in connection with the sale of Medicare plans and that we record and maintain the recording of telephonic interactions relating to the sale of Medicare plans. We rely on telephone, call recording, customer relationship management and other systems and technology in our Medicare customer care center operations, and we are dependent upon third parties for some of them, including our telephone and call recording systems. These systems have failed temporarily in the past and may experience additional disruption due to systems upgrades, power outages, an increase in remote work or other impacts as a result of COVID-19. The effectiveness and stability of our Medicare customer care center systems and technology are critical to our ability to sell Medicare plans, particularly during the Medicare enrollment periods, and the failure or interruption of any of these systems and technology or any inability to handle increased volume would harm our business, operating results and financial condition.

System failures or capacity constraints could harm our business and operating results.

The performance, reliability and availability of our ecommerce and telephony platforms and underlying network infrastructures are critical to our financial results, our brand and our relationship with members, marketing partners and health insurance carriers. Although we regularly attempt to enhance our platforms and system infrastructure, system failures and interruptions may occur if we are unable to accurately project the rate or timing of increases in our website or call center traffic or for other reasons, some of which are completely outside our control. We could experience significant failures and interruptions, which would harm our business, operating results and financial condition. If these failures or interruptions occurred during the Medicare annual enrollment period, the Medicare Advantage open enrollment period or during the open enrollment period under health care reform, the negative impact on us would be particularly pronounced.

We rely in part upon third-party vendors, including data center and bandwidth providers, to operate our ecommerce and telephony platforms. We cannot predict whether additional network capacity will be available from these vendors as we need it, and our network or our suppliers’ networks might be unable to achieve or maintain a sufficiently high capacity of data transmission. Any system failure that causes an interruption in or decreases the responsiveness of our services would impair our revenue-generating capabilities and harm our business and operating results and damage our reputation. In addition, any loss of data could result in loss of customers and subject us to potential liability. Our facilities and our database and systems are vulnerable to damage or interruption from human error, fire, floods, power loss, telecommunications failures, physical or electronic break-ins, computer viruses, acts of terrorism, other attempts to harm our systems and similar events. In addition, our operations are vulnerable to earthquakes, fire, severe weather conditions, including those brought about by climate change, and other natural disasters in the San Francisco Bay Area and elsewhere in Northern California as well as in other parts of the country where we or our outsourced health insurance agents maintain offices and in China.

Our success in selling Medicare-related health insurance will depend upon a number of factors some of which are outside of our control.

Our success in selling Medicare-related health insurance is dependent upon a number of factors, including:

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

•our ability to comply with the numerous, complex and changing laws, regulations, guidelines and policies of the federal and state government, including CMS guidelines and policies relating to the marketing and sale of Medicare plans and health care reform; and
•the effectiveness with which our competitors market the availability of Medicare plans from sources other than our ecommerce platforms.

As a result of these factors, we may prove unsuccessful in marketing Medicare plans and acting as a health insurance agent in connection with their sale, which would harm our business, operating results and financial condition. In addition, if our efforts to market Medicare plans during enrollment periods were impeded due to lack of timely health insurance carrier or CMS approval, or for other reasons, the impact on our business, operating results and financial condition would be significantly greater given the seasonality of our Medicare-related revenue, membership acquisition and expenses and the fact that much of the sales of Medicare plans occur during this period.

Changes and developments in the health insurance industry or system as a result of health care reform could harm our business, operating results and financial condition.

The United States health insurance system is subject to a changing regulatory environment. The future financial performance of our business will depend in part on our ability to adapt to regulatory developments. For example, the federal Patient Protection and Affordable Care Act of 2010 and related regulatory reforms have and will continue to change the industry in which we operate in substantial ways. The implementation of health care reform has increased, and could further increase, our competition in the individual and family health insurance market, reduce demand for the health insurance for individuals and families that we sell, decrease the number of health insurance plans that we sell as well as the number of health insurance carriers offering them, cause carriers to increase premiums or reduce commissions and other amounts they pay for our services, any of which could materially harm our business, operating results and financial condition. These and other impacts of health care reform caused a significant decline in our individual and family plan and revenue membership and other changes in the future could have a similar impact on our Medicare related health insurance business. Our business, operating results, financial condition and prospects may be materially and adversely affected if we are unable to adapt to developments in healthcare reform in the United States.

The Trump administration and Republican leadership in Congress have attempted on several occasions to repeal or amend the Affordable Care Act through changes in regulations. The Affordable Care Act contains a mandate requiring individuals to maintain health insurance plans that comply with the Affordable Care Act or face a tax penalty. As a part of the tax reform law that came into effect in December 2017, the tax penalty for violating the mandate was set at zero effective in 2019, essentially repealing it. The essential repeal of the individual mandate could cause individuals to determine not to purchase or maintain individual and family health insurance and could cause carriers to increase premiums, reduce commissions or exit the business of selling individual and family health insurance, any of which would adversely impact our business, operating results and financial condition. The Trump administration also eased the regulatory restrictions placed on short-term health insurance plans, which plans often provide fewer benefits than the essential health benefits defined under the Affordable Care Act. The expansion of the availability of short-term health insurance in many states may cause individuals and families to purchase short-term health insurance instead of individual and family health insurance, which could adversely impact our business, operating results and financial condition if any reduction in our sales of individual and family health insurance is not offset by increased revenue from sales of short-term health insurance.

Since the enactment of the Affordable Care Act, there have been judicial and Congressional challenges to certain aspects of the law. In December 2018, a federal district court in Texas determined that the individual mandate in the Affordable Care Act is unconstitutional, because it was not within Congress’s tax power or interstate commerce power. It also determined that the remaining provisions of the Affordable Care Act were inseverable and therefore invalid. The court, however, did not rule that the operation of the Affordable Care Act be enjoined, so the law continues to operate until determined otherwise by the court or an appellate court. The Fifth Circuit Court of Appeals agreed with the district court that the mandate is unconstitutional, but remanded the case back to the district court to address whether the unconstitutionality of the mandate should impact the rest of the law. In March 2020, the Supreme Court agreed to review the case, including whether the individual mandate is unconstitutional, and if the mandate is unconstitutional whether the rest of the Affordable Care Act can survive. Oral argument of the case is scheduled to occur before the Supreme Court in November 2020. If the Affordable Care Act were finally determined to be unconstitutional and no longer operated, it is unclear what impact it or its replacement would have on our business. However, it or its replacement could adversely impact our business, operating results and financial condition.

Our business depends upon the private sector of the United States health insurance system, which is subject to a changing environment. Changes and developments in the health insurance system in the United States could reduce demand for our services and harm our business. Ongoing healthcare reform efforts and measures may expand the role of government-sponsored coverage, including single payer or so called “Medicare-for-All” proposals, which could have far-reaching implications for the health insurance industry if enacted. Some proposals would seek to eliminate the private marketplace, while others would expand a government-sponsored option to a larger population. We are unable to predict the full impact of healthcare reform initiatives on our operations in light of the uncertainty of whether initiatives will be successful and the uncertainty regarding the terms and timing of any provisions enacted and the impact of any of those provisions on various healthcare and insurance industry participants. Changes to the health insurance system as a result of any change in the balance of power in Congress or as a result of the election of a new President could harm our business, operating results and financial condition. In the event that laws, regulations or rules that eliminate or reduce private sources of health insurance are adopted, the demand for our products could be adversely impacted and our business, operating results and financial condition would be harmed.
Our business may be harmed if we do not enroll subsidy-eligible individuals through government-run health insurance exchanges efficiently.

In order to offer the qualified health plans that individuals and families must purchase to receive Affordable Care Act subsidies, agents and brokers must meet certain conditions, such as receiving permission to do so from the applicable government health insurance exchange, entering into an agreement with the health insurance exchange or a partner of the exchange, ensuring that the enrollment and subsidy application is completed through the health insurance exchange and complying with privacy, security and other standards. In the event Internet-based agents and brokers such as us use the Internet for completion of qualified health plan selection purposes, their websites are required to meet certain additional requirements. To the extent we enroll individuals and families into qualified health plans, we do so through the Federally Facilitated Marketplace, or FFM, which runs all or part of the health insurance exchange in 36 states. We may experience difficulty in satisfying the conditions and requirements to offer qualified health plans to our existing members and new potential members, and in getting them enrolled through the FFM. If we are not able to satisfy these conditions and requirements, or if we are not able to successfully adopt and maintain solutions that allow us to enroll large numbers of individuals and families in qualified plans over the Internet both during and outside of open enrollment periods, we will lose existing members and new members, and may incur additional expense, which would harm our business, operating results and financial condition. Beginning in the open enrollment period that occurred in the fourth quarter of 2018, CMS adopted a new enhanced direct enrollment pathway for CMS-approved partners to enroll individuals into qualified health plans and complete all steps in the eligibility and enrollment process on a single website. Before enhanced direct enrollment partners are approved, extensive security and privacy reviews are conducted by an independent third-party auditor and CMS reviews the audit results to ensure the entity satisfies numerous additional privacy and security standards. We entered into an agreement to outsource certain aspects of the enrollment process for qualified health plans to a third party in light of the expense and burden associated with the additional requirements. However, if we do not develop the ability to satisfy the requirements to use the improved qualified health plan enrollment process in the future, or if we are unsuccessful in entering into or maintaining a relationship with a third party who is approved to use the process, we could be required to use an alternative “double redirect” process that would require our customers to visit the FFM website in the middle of purchasing qualified health insurance plans to receive a subsidy eligibility determination, which could cause a reduction in our individual and family health insurance plan membership and commission revenue. In addition, if we are not able to adopt or contract with and maintain solutions to integrate with government-run health insurance exchanges or if the health insurance exchange websites and other processes are unstable or not consumer friendly, efficient and compatible with the process we have adopted for enrolling individuals and families into qualified health plans through the exchanges, we would not be successful in retaining and acquiring members, and our business, operating results and financial condition would be harmed. The FFM may at any time cease allowing us to enroll individuals in qualified health plans or change the requirements for doing so. If it does so or if the FFM platform does not function properly, our ability to retain existing members and add new members could be negatively impacted, which would harm our business, operating results and financial condition.

If we are not successful in cost-effectively converting visitors to our website and customers who call into our call centers into members for whom we receive commissions, our business and operating results would be harmed.

Our growth depends in large part upon growth in approved members in a given period. The rate at which consumers visiting our ecommerce platforms and customer care centers seeking to purchase health insurance are converted into approved members directly impacts our revenue. In addition, the rate at which consumers who are approved become paying members impacts the constrained LTV of our approved members, which impacts the revenue that we are able to recognize. A number of factors have influenced, and could in the future influence, these conversion rates for any given period, some of which are outside of our control. These factors include, but are not limited to:

•changes in consumer shopping behavior due to circumstances outside of our control, such as economic conditions, consumers’ ability or willingness to pay for health insurance, adverse weather conditions or natural disasters, availability of unemployment benefits or proposed or enacted legislative or regulatory changes impacting our business, including health care reform;
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
•the effectiveness of health insurance agents in assisting consumers, including the tenure of the health insurance agent and whether the health insurance agent is an employee or works with an outsourced call center with which we have a relationship; and
•our ability to enroll subsidy-eligible individuals in qualified health plans through government-run health insurance exchanges and the efficacy of the process we are required to use to do so.

Our conversion rates can be impacted by changes in the mix of consumers referred to us through our member acquisition channels and whether they interact with a more seasoned health insurance agent or a health insurance agent that works with an outsourced call center. We may make changes to our ecommerce platforms in response to regulatory requirements or undertake other initiatives in an attempt to improve consumer experience or for other reasons. These changes have in the past, and may in the future have the unintended consequence of adversely impacting our conversion rates. A decline in the percentage of consumers who submit health insurance applications on our ecommerce platforms or telephonically via our customer care centers and are converted into approved and paying members could cause an increase in our cost of acquiring members on a per member basis and impact our revenue in any given period. To the extent the rate at which we convert consumers visiting our ecommerce platforms or telephonically via our customer care centers into members suffers, our membership may decline, which would harm our business, operating results and financial condition.

Our future operating results are likely to fluctuate and could fall short of expectations.

Our operating results are likely to fluctuate as a result of a variety of factors, including the factors described elsewhere in this Risk Factors section, many of which are outside of our control. Among these factors, the assumptions underlying our estimates of commission revenue as required by ASC 606, may vary significantly over time. As a result, comparing our operating results on a period-to-period basis may not be meaningful and you should not rely on our past results as an indication of our future performance, particularly in light of the fact that our business and industry are undergoing substantial change as a result of health care reform, competition and initiatives we determined to pursue. If our revenue or operating results differ from our guidance or fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially. In the past, when our revenue and operating results differed from our guidance and the expectations of investors or securities analysts, the price of our common stock was impacted.

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

Algorithmic search result listings are determined and displayed in accordance with a set of formulas or algorithms developed by the particular Internet search engine. The algorithms determine the order of the listing of results in response to the consumer’s Internet search. From time to time, search engines revise these algorithms. In some instances, these modifications have caused our website to be listed less prominently in algorithmic search results, which has resulted in decreased traffic to our website. We may also be listed less prominently as a result of other factors, such as new websites, changes we make to our website or technical issues with the search engine itself. For example, government health insurance exchange websites appear prominently in algorithmic search results. In addition, search engines have deemed the practices of some companies to be inconsistent with search engine guidelines and decided not to list their website in search result listings at all. If we are listed less prominently in, or removed altogether from, search result listings for any reason, the traffic to our websites would decline and we may not be able to replace this traffic, which would harm our business, operating results and financial condition. If we decide to attempt to replace this traffic, we may be required to increase our marketing expenditures, which would also increase our cost of member acquisition and harm our business, operating results and financial condition.

We purchase paid advertisements on search engines and social media platforms in order to attract consumers to our platforms. We typically pay a search engine for prominent placement of our website when particular health insurance-related terms are searched for on the search engine, regardless of the algorithmic search result listings. The prominence of the placement of our advertisement is determined by a combination of factors, including the amount we are willing to pay and algorithms designed to determine the relevance of our paid advertisement to a particular search term. As with algorithmic search result listings, search engines may revise the algorithms relevant to paid advertisements, and websites other than our ecommerce platform may become more optimized for the algorithms. These changes may result in our having to pay increased amounts to maintain our paid advertisement placement in response to a particular search term. We could also have to pay increased amounts should the market share of major search engines continue to become more concentrated with a single search engine. Additionally, we bid against our competitors, insurance carriers, government health insurance exchanges and others for the display of these paid search engine or social media platform advertisements. We have experienced increased competition for both algorithmic search result listings and for paid advertisements, which competition increases substantially during the enrollment periods for Medicare related health insurance and for individual and family health insurance. The competition has increased the cost of paid internet search advertising and has increased our marketing and advertising expenses. If paid search advertising costs increase or become cost prohibitive, whether as a results of competition, algorithm changes or otherwise our advertising expenses could rise significantly or we could reduce or discontinue our paid search advertisements, either of which would harm our business, operating results and financial condition.

We rely significantly on marketing partners and our business and operating results would be harmed if we are unable to maintain effective relationships with our existing marketing partners or if we do not establish successful relationships with new marketing partners.

We frequently enter into contractual marketing relationships with partners that drive consumers to our ecommerce platform and call centers. These marketing partners include financial and online services companies, affiliate organizations, online advertisers and content providers, and other marketing vendors. We also have relationships with strategic marketing partners, including hospitals and pharmacy chains that promote our Medicare platforms to their customers as well as pharmacy service providers and other affinity groups. We compensate many of our marketing partners for their referrals on a submitted health insurance application basis and, if they are licensed to sell health insurance, may share a percentage of the commission we earn from the health insurance carrier for each member referred by the marketing partner. The success of our relationship is dependent on a number of factors, including but not limited to the continued positive market presence, reputation and growth of the marketing partner, the effectiveness of the marketing partner in marketing our website and services, the compliance of each marketing partner with applicable laws, regulations and guidelines, and the contractual terms we negotiate with our marketing partners, including the marketing fees we agree to pay.

While we have relationships with a large number of marketing partners, we depend upon referrals from a limited number of marketing partners for a significant portion of the submitted applications we receive from our marketing partner customer acquisition channel. Given our reliance on our marketing partners, our business operating results and financial condition would be harmed if we are unable to maintain successful relationships with these companies, if we fail to establish successful relationships with new marketing partners, if we experience competition in our receipt of referrals from high volume marketing partners, and if we are required to pay increased amounts to our marketing partners.

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

Given the number of months required to observe non-payment of commissions in order to confirm cancellations, we estimate the number of members who are active on health insurance plans as of a specified date. After we have estimated membership for a period, we may receive information from health insurance carriers that would have impacted the estimate if we had received the information prior to the date of estimation. We may receive commission payments or other information that indicates that a member who was not included in our estimates for a prior period was in fact an active member at that time, or that a member who was included in our estimates was in fact not an active member of ours. As a result of the Medicare annual enrollment and other open enrollment periods, we may not receive information from our carriers on as timely a basis due to the significant increase in health insurance transaction volume, which could impair the accuracy of our membership estimates. For these and other reasons, including if current trends in membership cancellation are inconsistent with past cancellation trends that we use to estimate our membership or if carriers subsequently report changes to the commission payments that they previously reported to us, our actual membership could be different from our estimates, perhaps materially. If our actual membership is different from our estimates, the constrained LTV component of our revenue recognition could also be inaccurate, including as a result of an inaccurate estimate of the average amount of time our members maintain their health insurance plans. As a result of the delay we experience in receiving information about our membership, it is difficult for us to determine with any certainty the impact of current conditions on our membership retention. For example, our estimated membership reported as of March 31, 2020 was higher than our actual membership, because we experienced increased membership cancellation compared to the historical cancellation rates we used to estimate our membership as of March 31, 2020. We were not able to observe the increased membership cancellations that occurred during the first quarter of 2020 until after we reported our estimated membership for the period. Various circumstances, including market-related factors such as changes in timing of enrollment periods and other factors specific to our business, could cause the assumptions and estimates that we make in connection with estimating our membership and constrained LTV to be inaccurate, which would harm our business, operating results and financial condition.

Our business is subject to security risks and, if we are subject to cyberattacks, security breaches or otherwise unable to safeguard the security and privacy of confidential data, including personal health information, our business will be harmed.

Our services involve the collection and storage of confidential and personally identifiable information of consumers and the transmission of this information to their chosen health insurance carriers and to government. For example, we collect names, addresses, Social Security and credit card numbers and protected health information such as information regarding the medical history of consumers. As a result, we are subject to various laws and regulations and contractual requirements regarding the collection, maintenance, protection, use, transmission, disclosure and disposal of sensitive personal information. We also hold a significant amount of information relating to our current and former employees. We cannot guarantee that our facilities and systems, and those of our third party service providers, will be free of security breaches, cyberattacks, acts of vandalism, computer viruses, malware, misplaced or lost data, programming and/or human errors or other similar events. Compliance with privacy and security laws, requirements and regulations, particularly new state legislation such as the California Consumer Privacy Act, may result in cost increases due to new constraints on our business, the development of new processes, the effects of potential non-compliance by us or third party service providers, and enforcement actions. We may be required to expend significant amounts and other resources to protect against security breaches or to alleviate problems caused by security breaches. Despite our implementation of security measures, techniques used to obtain unauthorized access or to sabotage systems change frequently. As a result, we may be unable to anticipate these techniques or to implement adequate preventative measures. Additionally, our third party service providers may cause security breaches for which we are responsible.

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

Our operations in China also expose us to different and unfamiliar laws, rules and regulations, including different intellectual property laws, which are not as protective of our intellectual property as the laws in the United States. United States and Chinese trade laws may also impose restrictions on the importation of programming or technology to or from the United States. We are also subject to anti-bribery and anti-corruption laws, privacy and data security laws, labor laws, tax laws, foreign exchange controls and cash repatriation restrictions in China. On June 1, 2017, a national cybersecurity law came into effect in China. The law, along with its implementation regulations, applies to the establishment, operation, maintenance and usage of networks within China and the supervision and management of cybersecurity. Under the law, network operators are required to comply with certain tiered security obligations based on the networks’ relative impact on national security, social order, public interest and individuals’ privacy rights. There remains considerable uncertainty as to how the cybersecurity law will be applied, and the regulatory environment continues to evolve with new draft regulations and standards published frequently. Such laws, regulations and standards are complex, ambiguous and subject to change or interpretation, which create uncertainty regarding compliance. Pursuant to the draft regulations, we may be required to perform self-assessments, obtain third party certifications, report cybersecurity incidents and make filings with public security authorities. We could also be subject to security inspections and evaluations by public security authorities and be restricted to use only network products and services that meet certain standards based on the level of risk applicable to us. Compliance with these laws and regulations could cause us to incur substantial costs or require us to change our business operations in China. Violation of applicable laws and regulations could adversely affect our brand, affect our relationship with our health insurance carriers, and could result in regulatory enforcement actions and the imposition of civil or criminal penalties and fines, which would harm our business, operating results and financial condition.

Our business may be adversely impacted by changes in China’s economic or political condition. We have experienced greater competition for qualified personnel in China, which has raised market salaries and increased our compensation costs related to employees in China. If competition for personnel increases further, our compensation expenses could rise considerably or, if we determine to not increase compensation levels, our ability to attract and retain qualified personnel in China may be impaired, which could harm our business, operating results and financial condition. These risks could cause us to incur increased expenses and could harm our ability to effectively and successfully manage our operations in China. Moreover, any significant or prolonged deterioration in the relationship between United States and China could adversely affect our operations in China. Certain risks and uncertainties of doing business in China are solely within the control of the Chinese government, and Chinese law regulates the scope of our foreign investments and business conducted within China. The escalation of trade tensions initiated by the current administration has increased the risk associated with our operations in China. Either the United States or the Chinese government may sever our ability to communicate with our China operations or may take actions that force us to close our operations in China. We employ a large number of our technology and content employees in China, and we have other employees in China that support our business. Any sudden disruption of our operations in China would adversely impact our business. If we are required to move aspects of our operations from China to our offices in the United States as a result of political instability, changes in laws, inquiries from health insurance carriers or for other reasons, we could incur increased expenses, and our business, operating results and financial condition could be harmed.

Our carrier advertising and sponsorship business may not be successful.

We develop, host and maintain carrier dedicated Medicare plan websites and may undertake other marketing and advertising initiatives through our Medicare plan advertising program. We also allow health insurance carriers to purchase advertising space for non-Medicare products on our website through our sponsorship program. To the extent that economic conditions, health care reform or other factors impact the amount health insurance carriers are willing to pay for advertising, our advertising and sponsorship program will be adversely impacted. In addition, since we maintain relationships with a limited number of health insurance carriers to sell their Medicare plans, our Medicare plan-related advertising revenue is concentrated in a small number of health insurance carriers and our ability to generate Medicare plan-related advertising revenue would be harmed by the termination or non-renewal of any of these relationships as well as by a reduction in the amount a health insurance carrier is willing to pay for these services. Moreover, in light of the regulations applicable to the marketing and sale of Medicare plans, and given that these regulations are often unclear, change frequently and are subject to changing interpretations, we may in the future not be permitted to sell Medicare plan-related advertising. If we are not successful in generating Medicare plan-related advertising revenue, our business, operating results and financial condition could be harmed.

The success of our sponsorship and advertising program depends on a number of factors, including the amount health insurance carriers are willing to pay for advertising, the effectiveness of the sponsorship and advertising program as a cost-effective method for carriers to obtain additional members, consumer demand for the health insurance carrier’s product, our ability to attract consumers to our ecommerce platform or the dedicated Medicare plan websites and convert those consumers into members, and the cost, benefit and brand recognition of the health insurance plan that is the subject of the advertising, among others.

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

From time to time we are subject to various legal proceedings which could adversely affect our business.

We are, and may in the future become, involved in various legal proceedings and governmental inquiries, including labor and employment-related claims, claims relating to our marketing or sale of health insurance, intellectual property claims and claims relating to our compliance with securities laws. Any claims asserted against us, with or without merit, could be time-consuming, expensive to settle or litigate and divert management’s attention and other resources. These claims also could subject us to significant liability for damages and harm our reputation. Our insurance and indemnities may not cover all claims that may be asserted against us. If we are unsuccessful in our defense in these legal proceedings, we may be forced to pay damages or fines, enter into consent decrees, stop offering our services or change our business practices, any of which would harm our business, operating results or financial condition.

Any legal liability, regulatory penalties, or negative publicity for the information on our website or that we otherwise provide could harm our business and operating results.

We provide information on our website, through our customer care centers, in our marketing materials and in other ways regarding health insurance in general and the health insurance plans we market and sell, including information relating to insurance premiums, coverage, benefits, provider networks, exclusions, limitations, availability, plan comparisons and insurance company ratings. A significant amount of both automated and manual effort is required to maintain the considerable amount of insurance plan information on our website. We also use the information provided on our website and otherwise collected by us to publish reports designed to educate consumers, facilitate public debate, and facilitate reform at the state and federal level. If the information we provide on our website, through our customer care centers, in our marketing materials or otherwise is not accurate or is construed as misleading, or if we do not properly assist individuals and businesses in purchasing health insurance, members, health insurance carriers and others could attempt to hold us liable for damages, our relationships with health insurance carriers could be terminated or impaired and regulators could attempt to subject us to penalties, force us to stop using our websites, marketing material or certain aspects of them, revoke our licenses to transact health insurance business in a particular jurisdiction, and/or compromise the status of our licenses to transact health insurance business in other jurisdictions, which could result in our loss of our commission revenue and harm our business, operating results and financial condition. In the ordinary course of operating our business, we have received complaints that the information we provided was not accurate or was misleading. We have received, and may in the future receive, inquiries from CMS or state departments of insurance regarding our marketing and business practices and compliance with laws and regulations. Although in the past we have resolved these complaints and governmental inquiries without significant financial cost or impact to our brand or reputation, we cannot guarantee that we will be able to do so in the future. Our sales of short-term health insurance plans that lack the same benefits as major medical health insurance plans may increase the risk that we receive complaints regarding our marketing and business practices due to the potential for consumer confusion between short-term health insurance and major medical health insurance. In addition, these types of claims could be time-consuming and expensive to defend, could divert our management’s attention and other resources, and could cause a loss of confidence in our services. As a result, whether or not we are able to successfully resolve these claims, they could harm our business, operating results and financial condition.

Our debt obligations contain restrictions that impact our business and expose us to risks that could materially adversely affect our liquidity and financial condition.

We are party to a credit agreement with Royal Bank of Canada and other lenders that enables us to borrow up to $75 million pursuant to a revolving credit facility. This credit agreement imposes certain covenants and restrictions on our business and our ability to obtain additional financing. As of September 30, 2020, we had no outstanding debt under our revolving credit facility.

The credit agreement contains customary affirmative covenants, including covenants regarding the payment of taxes and other obligations, maintenance of insurance, reporting requirements and compliance with applicable laws and regulations. The credit agreement also contains restrictions that, subject to certain exceptions, limit our ability to merge or consolidate, sell or transfer assets outside the ordinary course of business, make certain types of investments and restricted payments, pay dividends, incur additional indebtedness, grant liens, or enter into transactions with affiliates without the lender’s consent. Further, the credit agreement contains a financial covenant requiring the Company to maintain a minimum level of excess availability at any time. The facility contains events of default, including, among others, non-payment defaults, inaccuracy of representations and warranties, covenant defaults, cross-defaults to other indebtedness, judgment defaults, collateral defaults, bankruptcy and insolvency defaults and a change of control default.

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

Our success in selling health insurance is dependent in part on the actions of federal and state governments. Changes in the laws and regulations governing the offer, sale and purchase of health insurance could harm our business and operating results.

The laws and regulations governing the offer, sale and purchase of health insurance are complex and subject to change, and future changes may be adverse to our business. For example, a long-standing provision in most applicable state laws that we believe is advantageous to our business is that once health insurance premiums are set by the carrier and approved by state regulators, they are fixed and not generally subject to negotiation or discounting by insurance companies or agents. Additionally, state regulations generally prohibit carriers, agents and brokers from providing financial incentives, such as rebates, to their members in connection with the sale of health insurance. As a result, we do not currently compete with carriers or other agents and brokers on the price of the health insurance plans offered on our website. If these regulations change, we could be forced to reduce prices or provide rebates or other incentives for the health insurance plans sold through our ecommerce platform, which would harm our business, operating results and financial condition. Although commissions do not currently have to be disclosed to the public, if commissions become more regulated and commissions paid to us have to be disclosed, it is possible that health insurance carriers may lower our commission rates, which could reduce our revenue. Additionally, states and the federal government may adopt laws and regulations that impact the types of health insurance coverage available to consumers, the product features and benefits, and the role and compensation of agents and brokers in the sale of health insurance.

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

If we fail to comply with the numerous state insurance laws and regulations that are applicable to the sale of health insurance, our business and operating results could be harmed.

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

Due to the complexity, periodic modification and differing interpretations of state insurance laws and regulations, we may not have always been, and we may not always be, in compliance with them. New state insurance laws, regulations and guidelines also may not be compatible with the sale of health insurance over the Internet or with various aspects of our platform or manner of marketing or selling health insurance plans. Failure to comply with insurance laws, regulations and guidelines or other laws and regulations applicable to our business could result in significant liability, additional department of insurance licensing requirements, required modification of our advertising and business practices, changes to our existing technology or platforms, the limitation, suspension and/or revocation of our licenses in a particular jurisdiction, termination of our relationship with health insurance carriers or loss of commissions and/or our inability to sell health insurance plans, which would harm our business, operating results and financial condition. Moreover, an adverse regulatory action in one jurisdiction could result in penalties and adversely affect our license status, business or reputation in other jurisdictions due to the requirement that adverse regulatory actions in one jurisdiction be reported to other jurisdictions. Even if the allegations in any regulatory or other action against us are proven false, any surrounding negative publicity could harm consumer, marketing partner or health insurance carrier confidence in us, which could significantly damage our brand.

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

The trading price of our common stock has been volatile and is likely to continue to fluctuate substantially. For the quarter ended September 30, 2020, the closing price of our common stock fluctuated from $61.81 to $114.86 per share. The trading price of our common stock depends on a number of factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our common stock since you might be unable to sell your shares at or above the price you paid. Factors that could cause fluctuations in the trading price of our common stock include the following:

•price and volume fluctuations in the overall stock market from time to time, including as a result of the COVID-19 pandemic;
•volatility in the market prices and trading volumes of our competitors' shares, including high technology stocks, which have historically experienced high levels of volatility;
•new laws or regulations or new interpretations of existing laws or regulations applicable to our business, including developments relating to the health care industry and the marketing and sale of Medicare plans;
•actual or anticipated changes in our operating results or the growth rate of our business;
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

Exhibit Number			Incorporation by Reference Herein
		Description of Exhibit	Form	Date
10.1	†	Twelfth Amendment to Lease and Acknowledgment to Standard Lease Agreement (Office), dated August 28, 2020, between Carlsen Investments, LLC and eHealthInsurance Services, Inc.
31.1	†	Certification of Scott N. Flanders, Chief Executive Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	†	Certification of Derek N. Yung, Chief Financial Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	‡	Certification of Scott N. Flanders, Chief Executive Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	‡	Certification of Derek N. Yung, Chief Financial Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	†	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	†	Inline XBRL Taxonomy Extension Schema Document
101.CAL	†	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	†	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	†	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	†	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		The cover page from the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2020, formatted in Inline XBRL and contained in Exhibit 101
†    Filed herewith.
‡    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EHEALTH, INC.
Date:	November 5, 2020	/s/ Scott N. Flanders
Scott N. Flanders Chief Executive Officer (Principal Executive Officer)
Date:	November 5, 2020	/s/ Derek N. Yung
Derek N. Yung Chief Financial Officer (Principal Financial Officer)