Form 10-K
period 2020-12-31
eHealth, Inc.
filed 2021-02-26
CIK 1333493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
Based on the closing price of the registrant’s common stock on the last business day of the registrant’s most recently completed second fiscal quarter, which was June 30, 2020, the aggregate market value of its shares (based on a closing price of $98.24 per share) held by non-affiliates was $1.5 billion. Shares of the registrant’s common stock held by each executive officer and director and by each entity or person that owned five percent or more of the registrant’s outstanding common stock were excluded as such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of February 16, 2021 was 25,932,593 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement for the 2021 Annual Meeting of Stockholders, which is expected to be filed within 120 days after the Company’s fiscal year ended December 31, 2020, are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

EHEALTH, INC.
FORM 10-K

Summary of Risk Factors

Our business is subject to numerous risks and uncertainties, including those risks discussed at length below. The following is a summary of the principal risks we face, any of which could adversely affect our business, operating results, financial condition or prospects:

•If our ability to enroll individuals during enrollment periods is impeded or if investments we make in enrollment periods do not result in the returns we expected when making those investments, our business, operating results and financial condition would be harmed.
•We may be unsuccessful in competing effectively against current and future competitors, including government-run health insurance exchanges.
•Our business may be harmed if we lose our relationship with health insurance carriers or our relationship with health insurance carriers is modified.
•Our financial results will be adversely impacted if our membership does not grow or if we are not able to successfully retain our existing members and limit health insurance plan termination.
•If we are not able to maintain and enhance our brand, our business and operating results will be harmed.
•The ongoing COVID-19 pandemic and public health crises, illness, epidemics or pandemics could adversely impact our business, operating results and financial condition.
•Our business may be harmed if we are not successful in executing on our strategic investments and initiatives, including our growth strategy and retention initiatives.
•The success of our customer care center operations depends upon our ability to timely hire, train, retain and ensure the productivity of our licensed health insurance agents.
•If we are not successful in cost-effectively converting visitors to our website and customers who call into our call centers into members for whom we receive commissions, our business and operating results would be harmed.
•We depend upon Internet search engines and social media platforms to attract a significant portion of the consumers who visit our website, and if we are unable to effectively advertise on search engines or social media platforms on a cost-effective basis, our business and operating results would be harmed.
•We rely significantly on marketing partners and our business and operating results would be harmed if we are unable to maintain effective relationships with our existing marketing partners or if we do not establish successful relationships with new marketing partners.
•Our future operating results are likely to fluctuate and could fall short of expectations.
•The marketing and sale of Medicare plans are subject to numerous, complex and frequently changing laws, regulations and guidelines, and non-compliance with or changes in laws, regulations and guidelines could harm our business, operating results and financial condition.
•Changes and developments in the health insurance industry or system as a result of health care reform could harm our business, operating results and financial condition.
•Our success in selling health insurance is dependent in part on the actions of federal and state governments. Changes in the laws and regulations governing the offer, sale and purchase of health insurance could harm our business and operating results.
•Our business is subject to security risks and, if we experience cyberattacks, security breaches or are otherwise unable to safeguard the security and privacy of confidential data, including personal health information, our business will be harmed.
•Our operating results will be impacted by factors that impact our estimate of the constrained lifetime value, or LTV, of commissions per approved member.
•The closing of the financing transaction with the purchaser of our Series A preferred stock is subject to terms and conditions, many of which are outside our control. We may experience delays and difficulties with the closing of the transaction and no assurance can be given that it will close. The failure to close the financing transaction would adversely impact our liquidity and our financial condition.

Forward-Looking Statements

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words “expect,” “anticipate,” “believe,” “estimate,” “target,” “goal,” “project,” “hope,” “intend,” “plan,” “seek,” “continue,” “may,” “could,” “should,” “might,” “forecast,” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements include, among other things, statements regarding our expectations relating to approved members, new paying members, online enrollments and estimated membership; our estimates regarding the constrained lifetime value of commissions and commissions receivable; our expectations relating to revenue, operating costs, cash flows and profitability; our expectations regarding our strategy and investments; our expectations regarding our Medicare business, including market opportunity, consumer demand and our competitive advantage; our expectations regarding our individual and family business, including anticipated trends and our ability to enroll individuals and families into qualified health plans; the impact of future and existing laws and regulations on our business; the expected impact of the COVID-19 on our business; our expectations regarding commission rates, payment rates, conversion rates, plan termination rates and duration, membership retention rates and membership acquisition costs; our ability to improve customer engagement and retention; our expectations regarding our ability to hire, retain, train and ensure the productivity of our health insurance agents; our expectations relating to the seasonality of our business; expected competition from government-run health insurance exchanges and other sources; our expectations relating to marketing and advertising expense and expected contributions from our online marketing and strategic partnership channels; the timing of our receipt of commission and other payments; our critical accounting policies and related estimates; liquidity and capital needs; political, legislative, regulatory and legal challenges; the merits or potential impact of any lawsuits filed against us; as well as other statements regarding our future operations, financial condition, prospects and business strategies.
We have based these forward-looking statements on our current expectations about future events. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Our actual results may differ materially from those suggested by these forward-looking statements for various reasons, including our ability to retain existing members and enroll new members during the annual healthcare open enrollment period, the Medicare annual enrollment period and a COVID-19-related or other special enrollment period; changes in laws, regulations and guidelines, including in connection with healthcare reform or with respect to the marketing and sale of Medicare plans; competition from government-run health insurance exchanges and other sources; the seasonality of our business and the fluctuation of our operating results; our ability to accurately estimate membership, lifetime value of commissions and commissions receivable; changes in product offerings among carriers on our ecommerce platform and the resulting impact on our commission revenue; our ability to execute on our growth strategy in the Medicare market; the continued impact of the COVID-19 pandemic on our operations, business, financial condition and growth prospects, as well as on the general economy; changes in our management and key employees; exposure to security risks and our ability to safeguard the security and privacy of confidential data; our relationships with health insurance carriers; customer concentration; our success in marketing and selling health insurance plans and our unit cost of acquisition; our ability to hire, train, retain and ensure the productivity of licensed health insurance agents and other employees; changes in the market for private health insurance; consumer satisfaction of our service; changes in member conversion rates; changes in commission rates; our ability to sell qualified health insurance plans to subsidy-eligible individuals and to enroll subsidy-eligible individuals through government-run health insurance exchanges; our ability to maintain and enhance our brand identity; our ability to derive desired benefits from investments in our business, including membership growth and retention initiatives; reliance on marketing partners; the impact of our direct-to-consumer email, telephone and television marketing efforts; timing of receipt and accuracy of commission reports; payment practices of health insurance carriers; dependence on our operations in China; the restrictions in our debt obligations; the restrictions in our investment agreement with H.I.G, compliance with insurance and other laws and regulations; the outcome of litigation in which we are involved; and the performance, reliability and availability of our information technology systems, ecommerce platform and underlying network infrastructure and those identified under the heading “Risk Factors” in Part II, Item 1A. of this report and those discussed in our other Securities and Exchange Commission filings. Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in this report are made only as of the date hereof. Except as required by applicable law, we do not undertake, and specifically decline, any obligation to update any of these statements or to publicly announce the results of any revisions to any forward-looking statements, whether as a result of new information, future events, changes in assumptions or otherwise.

PART I

ITEM 1.    BUSINESS

Overview

We are a leading health insurance marketplace with a technology and service platform that provides consumer engagement, education and health insurance enrollment solutions. Our mission is to connect every person with the highest quality, most affordable health insurance and Medicare plans for their life circumstance. Our platform integrates proprietary and third-party developed educational content regarding health insurance plans with decision support tools to aid consumers in what has traditionally been a confusing and opaque purchasing process and to help them obtain the health insurance product that meets their individual health and economic needs. Our omnichannel consumer engagement platform enables consumers to use our services online, through interactive chat, or by telephone with a licensed insurance agent. We have created a marketplace that offers consumers a broad choice of insurance products that includes thousands of Medicare Advantage, Medicare Supplement, Medicare Part D prescription drug, individual and family, small business and other ancillary health insurance products from over 200 health insurance carriers across all fifty states and the District of Columbia. We strive to be the most trusted partner to the consumer in their life’s journey through the health insurance market. We were incorporated in Delaware in November 1997.

Our shift toward the health insurance market for Medicare eligible individuals has enabled us to mitigate the impact of the Patient Protection and Affordable Care Act, or Affordable Care Act, on our business, which among other things, established competing government exchanges that offer non-Medicare, Affordable Care Act-compliant individual and family health insurance plans.

We operate our business in two segments: (1) Medicare, and (2) Individual, Family and Small Business. Our Medicare segment represents the majority of our business and constituted approximately 89% of our revenue in 2020. We derive the majority of our revenues from commission payments paid to us by health insurance carriers related to insurance plans that have been purchased by members who used our services. Our platform and services are free to the consumer, and we are not responsible for the payment of consumer health insurance claims.

Our focus on marketing of Medicare-related health insurance products has enabled our business to benefit from (1) strong demographic trends, with 10,000 people on average turning 65 every day over the next ten years, (2) the increasing proportion of the Medicare eligible population that is choosing commercial insurance solutions rather than obtaining healthcare through the original Medicare program, and (3) the growing consumer demand for online tools to compare and enroll in Medicare related health insurance plans.

In January 2018, we completed our acquisition of Wealth, Health and Life Advisors, LLC, more commonly known as GoMedigap, a technology-enabled provider of Medicare Supplement enrollment services. GoMedigap has built a leading consumer acquisition and engagement platform focused on meeting the Medicare Supplement insurance needs of its individual consumer with a technology-enabled, consumer-centric approach that aligns with our mission and operations. This strategic acquisition enhanced our presence in the Medicare Supplement market, put us in a stronger position with health insurance carriers and strategic partners and helped us to accelerate our Medicare plan enrollment growth.

In January 2019, we entered into an underwriting agreement with RBC Capital Markets, LLC and Credit Suisse Securities (USA) LLC as representatives of the several underwriters to issue and sell a total of 2,760,000 shares of our common stock in a public offering, which total included the exercise in full of the underwriters’ option to purchase 360,000 additional shares of common stock, at a price to the public of $48.50 per share, for total net proceeds of $126.2 million, after deducting underwriting discounts, commissions and offering expenses.

In March 2020, we entered into an underwriting agreement to issue and sell a total of 2,070,000 shares of our common stock, which total included the exercise in full of the underwriters’ option to purchase 270,000 additional shares of common stock, at a price to the public of $115.00 per share. Net proceeds from the offering were approximately $228.0 million after deducting underwriting discounts, commissions and expenses of the offering.

On February 17, 2021, we entered into an investment agreement with Echelon Health SPV, LP, an investment vehicle of H.I.G. Capital (“H.I.G.”), pursuant to which we have agreed to sell to H.I.G. at closing, 2,250,000 shares of our newly designated Series A preferred stock, par value $0.001 per share, at an aggregate purchase price of $225.0 million (the “Private Placement”). The Private Placement is subject to closing conditions, including, among others: (i) the expiration or early termination of the waiting period (and any extension thereof) applicable to the consummation of the Private Placement under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; (ii) the confirmation by Nasdaq that it has no objection to the terms and conditions of the Private Placement; and (iii) the determination that consummation of the Private Placement would not cause our outside auditor to no longer be deemed independent under the rules and regulations of the Securities and Exchange Commission or the Public Company Accounting Oversight Board. The parties have agreed to cooperate with each other and use reasonable best efforts to promptly take such actions to cause the closing conditions to be satisfied as promptly as reasonably practicable.

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

Our Business Model

Our management evaluates our business performance and manages our operations in the following two segments:

Medicare Segment

Through a combination of demand generation strategies, we actively market, a large selection of Medicare-related health insurance plans, and to a lesser extent, ancillary products such as dental and vision insurance, to our Medicare-eligible consumers. Our Medicare ecommerce platform, which can be accessed through our websites (www.eHealthMedicare.com, www.Medicare.com, www.PlanPrescriber.com and www.GoMedigap.com), and telephonic enrollment capabilities enable consumers to research, compare and purchase Medicare-related health insurance plans, including Medicare Advantage, Medicare Supplement and Medicare Part D prescription drug plans. To the extent that we assist in the sale of Medicare-related insurance plans as a health insurance agent, either online or telephonically, we generate revenue as a result of commissions we receive from health insurance carriers. In the first effective plan year of a Medicare Advantage and Medicare Part D prescription drug plan, after the health insurance carrier approves the application, we are paid a fixed commission that is prorated for the number of months remaining in the calendar year. Additionally, if the plan is the first Medicare Advantage or Medicare Part D prescription drug plan issued to the member, we may receive a higher commission amount that covers a full twelve-month period, regardless of the month the plan was effective. Beginning with and subsequent to the second plan year, we typically receive fixed, monthly commissions for Medicare Advantage plans and fixed, annual commissions for Medicare Part D prescription drug plans. We are paid commissions for Medicare Advantage and Medicare Part D prescription drug plans for which we are the broker of record, typically until either the plan is cancelled or we otherwise do not remain the agent on the plan. Commission payments we receive for Medicare Supplement plans sold by us typically are a percentage of the premium on the plan and are paid to us monthly until either the plan is cancelled or we otherwise do not remain the agent on the plan. Medicare Advantage and Medicare Part D prescription drug plan pricing is approved by the Centers for Medicare and Medicaid Services, or CMS, an agency of the United States Department of Health and Human Services, and is not subject to negotiation or discounting by health insurance carriers or our competitors. Similarly, Medicare Supplement plan pricing is set by the health insurance carrier and approved by state regulators and is not subject to negotiation or discounting by health insurance carriers or our competitors.

Individual, Family and Small Business Segment

We actively market individual and family health insurance and small business health insurance plans through our ecommerce platform, which can be accessed through our websites (www.eHealth.com and www.eHealthInsurance.com), and generate revenue as a result of commissions we receive from health insurance carriers whose health insurance plans are purchased through us, as well as commission override payments we receive for achieving sales volume thresholds or other objectives. In addition, we market a variety of ancillary products, including but not limited to, short-term limited duration, dental and vision plans. These ancillary products are offered to individual and family and small business consumers and are also sold on a standalone basis. The commission payments we receive for individual and family, small business and ancillary health insurance plans are either a percentage of the premium consumers pay for those plans or a flat amount per member per month, and vary depending on the carrier that is offering the plan, the state where the plan was sold and the size of the small business. Commission payments are typically made to us on a monthly basis until either the plan is cancelled or we otherwise do not remain the agent on the plan. Health insurance pricing, which is set by the health insurance carrier and approved by state regulators, is not subject to negotiation or discounting by health insurance carriers or our competitors.

Non-Commission Revenue Sources

Within our two operating segments, we earn commission revenue, as well as non-commission revenue, or other revenue, which includes online sponsorship and advertising, lead referral, and technology licensing revenue.

Online Sponsorship and Advertising. We generate revenue from our sponsorship and advertising program that allows carriers to purchase advertising space for non-Medicare products on our website and Medicare plan related advertising on separate websites that we develop, host and maintain. In addition, in connection with our Medicare plan advertising program, we may engage in other marketing activities. In return for our services, we typically are paid either a flat amount, a monthly amount, or, in our individual and family health insurance sponsorship advertising program, a performance-based fee based on metrics such as submitted health insurance applications.

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

Additional financial information about our company is included in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Industry Background

The purchase and sale of health insurance have historically been complex, time-consuming and paper-intensive processes. The complexity can make it difficult to make informed health insurance decisions. In addition, the human errors that arise from traditional paper-intensive distribution have historically resulted in a high number of incomplete and inaccurate applications being submitted to health insurance carriers. These incomplete and inaccurate paper applications often result in back-and-forth communications, delay and additional costs. The Internet’s convenient, information-rich and interactive nature offers the opportunity to provide consumers with more organized up-to-date information, a broader choice of plans and a more efficient and accurate process than have typically been available from traditional health insurance distribution channels. We believe that over time the Internet will become an increasingly important channel for researching and enrolling into health insurance plans, similar to other consumer-focused industries such as travel, financial services and shopping.

Medicare is a federal program that provides persons sixty-five years of age and over, and some persons under the age of sixty-five who meet certain conditions, with hospital and medical insurance benefits. Medicare beneficiaries choose between Medicare Fee-For-Service and Medicare Advantage plans. Medicare Fee-For-Service is a government plan where the consumer is responsible for select health care related payments with no limit on out-of-pocket expenses. To increase coverage, Medicare Fee-For-Service beneficiaries can purchase commercially offered Medicare Supplement plans. Medicare Advantage is an alternative to Medicare Fee-For-Service. CMS contracts with private health insurance carriers under the Medicare Advantage and Medicare Part D prescription drug programs. Under these programs, the government pays health insurance carriers per enrollee to cover health care expenses rather than the government making payments directly to providers under Medicare Fee-For-Service. Medicare Advantage plans are required to cover the same services as Medicare Fee-For-Service and usually cover a variety of other health care services and include a cap on out-of-pocket spending for the consumer.

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

Enhance Post-Enrollment Consumer Engagement and Increase Customer Retention

In 2020, we implemented a comprehensive customer retention program in our Medicare business. At the core of the program is a proactive post-enrollment engagement as customers start utilizing their Medicare policies. This engagement is achieved through a combination of agent and technology-driven initiatives. We are also enhancing our consumer experience, both online and telephonically, to simplify and encourage the use of our platform for future enrollments and further increase the accuracy of plan recommendations.  Our goal is to not only drive higher retention rates for our existing Medicare customers but also increase the contribution from repeat customers to our new enrollments.  We believe that increased consumer engagement and customer retention will have a positive impact on our revenue as well as lower our marketing, customer care and enrollment costs.

Increase Online Enrollment to Improve Margins and Enhance Operating Leverage

We view our consumer engagement platform as unique in the Medicare market and attractive to the growing number of Medicare beneficiaries who prefer to research, compare and purchase health insurance online through a hybrid process with partial agent assistance. We believe that over time the Internet will become an increasingly important channel for researching and enrolling into health insurance plans allowing us to capture a growing share of the Medicare distribution market. The percentage of members who submit applications for Medicare Advantage and Medicare Supplement products online, including fully unassisted and partially agent assisted online enrollments, has substantially increased from 16% in 2018 to 27% in 2019 to 37% in 2020. We are able to scale growth more rapidly and at an incrementally lower cost basis though our online platform, which we expect will significantly reduce our investments in call center operations over time.

Expand Our Strategic Relationships

The value of our consumer engagement and enrollment solution platform allows us to work closely with strategic partners in the health care market to leverage their relationships with consumers. We expect to increase the contribution to total Medicare enrollments from this effective demand generation channel which has shown a positive impact on consumer engagement and increased member retention. In 2020, we had strategic relationships with each of the top four retail pharmacies in the United States, a growing network of leading hospital systems in the United States and with select financial and affinity marketing organizations to expand the availability of our platform to more consumers. Through greater data integration, co-branding and further investments to improve the consumer experience with our platform, we believe that we can create significant value for each of our partners and further expand our partner relationships.

Acquire Capabilities that Leverage our Consumer Engagement Platform

We intend to pursue strategic relationships or acquisitions that expand our platform, provide additional capabilities or enable us to access adjacent markets within the broader health insurance and related consumer facing segments of the healthcare industry. We acquired GoMedigap in January 2018 to help us expand our presence and engagement capabilities in the Medicare Supplement market.

Our Platforms and Technology

Our ecommerce platforms and consumer engagement solutions are built to provide market leading information, decision support and transactional services to a broad group of health insurance consumers across the country while prioritizing accessibility to health insurance. Our ecommerce platforms organize and present voluminous and complex health insurance information in an objective format that empowers individuals, families and small businesses to research, analyze, compare and purchase a wide variety of health insurance plans.

Elements of our platforms include:

New Customer Center. We launched our Customer Center in September 2020. The Customer Center enables members to create a secure personal profile that stores their prescription drug regimen, preferred doctors and pharmacies, current coverage, and other relevant data and make this data available to the member and our licensed agents that they contact. Our members who enroll by phone can also access this new online experience. After members create a Customer Center account, our technology will import details provided to an agent over telephone to the account. The following are important benefits of our Customer Center:

•Empowers Medicare beneficiaries to take control of their personal information – Our Customer Center will put our members in the driver’s seat by helping them track and update the information they will need when it is time to reconsider their coverage options.
•Identification of Medicare plan options – With their personal information easily accessible online and to our agents, it is easier for shoppers to find the best plan options for their personal needs and budget and also incentivizes them to return to us when their needs change.
•Drives retention through communication – Our Customer Center allows beneficiaries to track the status of their applications over time and connects them with us if they have questions.

Plan Comparisons and Recommendations. We offer online comparison and recommendation tools that process and simplify voluminous health insurance information according to each consumer's specific insurance need. Our ecommerce platform enables consumers to compare and personalize health insurance options based on plan characteristics such as price, plan type, coverage limits, deductible amount, co-payment amount, and in-network and out-of-network benefits. After entering relevant information on our website, our platforms allow consumers to instantly receive a list of applicable health insurance plans and rate and benefit information in an easy-to-understand format.

Online Application and Enrollment Forms. Health insurance applications vary widely by carrier and state.  Our proprietary application tool allows us to capture each insurance application’s unique business rules and build a corresponding online application. Our online application process offers our consumers significant improvements over the traditional, paper-intensive application process. It employs dynamic business logic to help individuals and families complete the application and enrollment forms correctly in real-time. This reduces delay resulting from application rework, a significant problem with traditional health insurance distribution, where incomplete applications are mailed back and forth between the consumer, the traditional agent and the carrier. We further simplify the enrollment process by accepting electronic signature.

Customer and Carrier Data Interchange. Our digital data interface technology integrates our online application process with health insurance carriers’ technology systems, enabling us to electronically deliver our consumers’ applications to health insurance carriers. Our digital interface technology also expedites the loading of insurance product inventory in to our various shopping experiences and accelerates the application process by eliminating manual delivery. We also receive alerts and data from carriers, such as notification of approval or a request from a carrier for a consumer’s medical records for underwriting purposes, which we then relay electronically to the consumer. These features of our service help prevent applications from becoming delayed or rejected through inactivity of the consumer or the carrier.

Call Center Technology Systems. Our proprietary agent-assist management systems enable us to provide a full range of customer service tasks in an efficient and personalized manner while complying with Medicare and health insurance regulatory requirements. Call center agents have script-on-screen tools that align to health insurance needs and leverage a common back office platform that powers our direct-to-consumer shopping experience. Data science driven algorithms are used to route and match call center agents with the right training and experience to certain consumers. These systems also have customer relationship management tools that can track each consumer throughout the application process, obtain real-time updates from the carrier, generate automated emails specific to each consumer and access a cross-sell engine and dashboard to identify and track cross-sell opportunities. Our auto-

email system is feature-rich with HTML capability, customizable merge tags, granular segmentation and tracking capability.

Customer Data Platform. We have developed proprietary recommendation algorithms that are carrier agnostic and are designed based on the several million customer assistance encounters we have facilitated.

Carrier Relationships

We have developed strategic relationships with leading health insurance carriers in the United States, enabling us to offer thousands of health insurance plans online.  We have relationships with a large number of Medicare-related, individual and family, small business and ancillary health insurance plan carriers, including large national carriers and well-established regional carriers. Many of these major carriers have been selling their products through us for over ten years. In many cases, we have back-office integration with major carriers allowing us to submit applications efficiently and cost-effectively, which is an area of competitive differentiation for our business. We typically enter into contractual agency relationships with health insurance carriers that are non-exclusive and terminable on short notice by either party for any reason. Health insurance carriers often have the ability to terminate or amend our agreements unilaterally on short notice, including provisions in our agreements relating to our commission rates.

Marketing

We focus on building brand awareness, increasing Medicare, individual, family and small business customer visits to our websites and telephonic sales centers and converting these visitors into members. Our marketing initiatives are varied and numerous. They include:

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

Marketing Partners. Our marketing partner member acquisition channel consists of consumers who access our website and call centers through a network comprised of hundreds of partners that drive consumers to our ecommerce platform and call centers. These partners include health care industry participants, such as insurance carriers; affiliate organizations; online advertisers and content providers that are specialists in paid and unpaid (algorithmic) search, as well as specialists in other types of Internet marketing; pharmacies and hospital networks; financial and online services partners in industries such as banking, insurance and mortgage; and off-line lead generators who specialize in traditional direct marketing channels, such as direct mail and television advertising.

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

In addition to state regulations, we also are subject to federal laws, regulations and guidelines issued by CMS that place a number of requirements on health insurance carriers and agents and brokers in connection with the marketing and sale of Medicare Advantage and Medicare Part D prescription drug plans. We are subject to similar requirements of state insurance departments with respect to our marketing and sale of Medicare Supplement plans. Medicare plans are not generally able to be purchased outside of an annual enrollment period that occurs in the fourth quarter of the year, subject to exception for individuals aging into Medicare eligibility and for individuals who qualify for a special enrollment period as a result of certain qualifying events. In addition, Medicare Advantage plan enrollees may enroll in another Medicare Advantage plan or disenroll from their Medicare Advantage plan and return to original Medicare during the Medicare Advantage open enrollment period that occurs in the first quarter of the year. CMS and state insurance department regulations and guidelines include a number of prohibitions regarding the ability to contact Medicare-eligible individuals and place many restrictions on the marketing of Medicare-related plans.  For example, our health insurance carrier partners are required to file with CMS and state departments of insurance certain of our websites, our call center scripts and other marketing materials we use to market Medicare-related plans. In some instances, CMS or state departments of insurance must approve the material before we use it. In addition, the laws and regulations applicable to the marketing and sale of Medicare-related plans are ambiguous, complex and, particularly with respect to regulations and guidance issued by CMS for Medicare Advantage and Medicare Part D prescription drug plans, change frequently.

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

Competition

The market for selling health insurance plans is highly competitive. Our competitors include government entities, including government-run health insurance exchanges; health insurance carriers; other health insurance agents and brokers; and companies that use the Internet and other means to attract individuals interested in purchasing health insurance and generate revenue by referring these individuals to us or one of our competitors.

Other agents and brokers. We compete with agents and brokers who offer and sell health insurance plans utilizing traditional offline distribution channels as well as the Internet. Our current competitors include the tens of thousands of local insurance agents across the United States who sell health insurance plans in their communities. A number of these agents operate websites and provide an online shopping experience for consumers interested in purchasing health insurance. In addition, there are a number of direct-to-consumer Medicare platforms that generate demand through a combination of online and traditional marketing channels and fulfill it through their call center operations.

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

Seasonality

The majority of our commission revenue is recognized in the fourth quarter of each calendar year under Accounting Standards Codification, Revenue from Contracts with Customers (ASC 606), which we adopted using the full retrospective transition method on January 1, 2018. We have historically sold a significant portion of Medicare plans for the year in the fourth quarter during the Medicare annual enrollment period, when Medicare-eligible individuals are permitted to change their Medicare Advantage and Medicare Part D prescription drug coverage for the following year. During 2020, 2019, and 2018, 57%, 63%, and 61%, respectively, of our Medicare plan-related applications were submitted during the fourth quarter. As a result, we generate a significant portion of our commission revenues related to new Medicare plan-related enrollments in the fourth quarter.

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

The annual open enrollment period for individual and family health insurance also takes place in the fourth quarter of the calendar year, resulting in seasonality of individual and family plan submitted applications volume. During 2020, 2019, and 2018, 56%, 57%, and 64%, respectively, of our individual and family plan-related applications were submitted during the fourth quarter. As a result, we generate a significant portion of our commission revenues related to individual and family plan-related enrollments in the fourth quarter.

Our marketing and advertising expenses are typically lower in each of our first through third quarters compared to the fourth quarter. We incur a significant portion of our marketing and advertising expenses in the fourth quarter as a result of the Medicare annual enrollment period and the open enrollment period under the Affordable Care Act. We expect this seasonal trend in marketing and advertising expenses to continue in 2021.

In preparation for the Medicare annual enrollment period during 2020, 2019, and 2018, and to a lesser extent the open enrollment period for individual and family health insurance plans during the same periods, we began increasing our customer care center staff during the third and fourth quarters to handle the anticipated increased volume of health insurance transactions, which resulted in higher customer care and enrollment expenses in the third and fourth quarters. Historically, a significant portion of the seasonal increase in customer care center staffing was through the utilization of vendors that employ their own health insurance agents. Going forward, we plan to shift to a predominantly internal agent model and will employ and maintain the majority of our health insurance agent force year-round. We expect to increase our internal agents' utilization outside of the enrollment periods by expanding our offerings of ancillary products and increasing our outbound calling efforts. In addition, we are planning to enhance our new agent onboarding and training program and commence these processes earlier in the second quarter of the year. As a result, we expect to incur increased employee costs beginning earlier in 2021 and reduced outsourced vendor agent costs during the fourth quarter AEP season. We believe the earlier investments in expanding our internal team will enable stronger execution during the fourth quarter AEP season of 2021.

Human Capital Resources

As of December 31, 2020, we had approximately 1,960 full-time employees, of which 1,190 were in customer care and enrollment, 410 were in technology and content, 260 were in general and administrative, and 100 were in marketing and advertising. Of the 1,960 full-time employees, 275 were non-US employees based in our China office. None of our U.S. employees are represented by a labor union. As required under Chinese law, the employees in our Xiamen, China office established a labor union in January 2014. We have not experienced any work stoppages and consider our employee relations to be strong.

We value our employees for their critical role in the success of our business. We focus on our culture and maintain a generous benefits package for our employees to attract, motivate, and retain them. Health benefits we offer are extended to all full-time employees. Our employee wellness benefits include mental health and financial well-being benefits, including fertility assistance, a tuition reimbursement program, a student loan repayment program, and financial counseling resources. During 2020, we implemented an employee stock purchase plan for our U.S. employees which enables them to purchase shares of our common stock at a discount from market prices and participate in equity ownership of us. We focus on diversity, equality, and inclusion and they form a part of our culture and values. We recently formed a diversity and inclusion committee to identify ways in which we can further support a culture of acceptance and inclusivity. We have also introduced expanded offerings for virtual employee training to ensure our employees continue to develop their skills while working remotely.

Information Security

We are committed to maintaining information security through responsible management, appropriate use, and protection in accordance with legal and regulatory requirements and our contractual relationships. Information security is an integral part of our business, and we emphasize to every employee that information security is “everyone’s responsibility.” We maintain an office of the chief information security officer, or CISO, focused on information and systems technology and corporate governance to drive a common security framework practice. The office of the CISO concentrates on technology, behaviors and safeguarding information from unauthorized or inappropriate access, use, or disclosure. We utilize various industry recognized information security frameworks, including Health Information Trust Alliance, National Institute of Standards and Technology, Payment Card Industry Data Security Standard, CIS Controls, and CIS Benchmarks.

Climate Change

Though our direct environmental impact is limited, we believe that we all have a role to play in effectively planning for, and mitigating the effects of, climate change. Therefore, we consider climate-related risks when assessing our larger enterprise-level risks. We also consider how we can build upon our business model to reduce environmental impacts, such as those associated with the use of paper for processing insurance applications. Through the use of our online platforms, we have transformed a paper intensive health insurance application process into an easy to use digital experience. As we continue to grow, we plan to select and design our offices in a manner that promotes the health, well-being, and productivity of our workforce and consider the environmental impacts of our facilities. For example, our Santa Clara office is located in a high performance building and adheres to a number of sustainability requirements under local and California state guidance. We have extended our data tracking mechanisms to better understand our organizational footprint and to identify ways to further mitigate our impact on the environment, including increasing the automation of our procurement activities.

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

We typically enter into contractual relationships with health insurance carriers that are non-exclusive and terminable on short notice by either party for any reason. In many cases, health insurance carriers also may amend the terms of our agreements unilaterally, including commission rates, on short notice. Carriers may be unwilling to allow us to sell their existing or new health insurance plans, or desire to amend our agreements with them for a variety of reasons, including for competitive or regulatory reasons, dissatisfaction with the economics of the members that we place with them or because they do not want to be associated with our brand. The termination of our relationship with a health insurance carrier, the reduction of commission rates, or the amendment of or change in our relationship with a carrier could reduce the variety, quality and affordability of health insurance plans we offer, cause a loss of commission payments, including commissions for past and/or future sales, cause a reduction in the estimated constrained LTVs, we use for revenue recognition purposes, result in a loss of existing and potential members, adversely impact our profitability or have other adverse impacts, which could harm our business, operating results and financial condition.

Health insurance carriers can unilaterally amend the commission rates that they pay to us. For example, given the significant losses that carriers sustained in connection with their sale of individual and family health insurance as a result of health care reform, many health insurance carriers with which we have a relationship, including large national health insurance carriers, reduced or eliminated our commissions for selling individual and family health insurance, and in a limited number of cases, our renewal commissions. As a result, we experienced a meaningful reduction in our average commission rates for our aggregate individual and family health insurance plan membership. In addition, the reduction in contractual commission rates and these carriers’ desire to not sell individual and family health insurance reduced the number of plans that we are able to offer on our websites, which resulted in less consumer demand for the individual and family health insurance that we sell and a reduction in our membership. In the future, health insurance carriers may decide to reduce our commissions, rely on their own internal distribution channels to sell their own plans, determine not to sell their plans or otherwise limit or prohibit us from selling their plans. In addition to reducing commission rates, health insurance carriers may determine to exit certain states or increase premiums to a significant degree, which could cause our members’ health insurance to be terminated or our members to purchase new health insurance or determine not to pay for health insurance at all. If we lose these members, our business, operating results and financial condition could be harmed.

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

We receive commissions from health insurance carriers for health insurance plans sold through us. When one of these plans is canceled, or if we otherwise do not remain the agent on the plan, we no longer receive the related commission payment. Our members and/or health insurance carriers may choose to discontinue their health insurance plans for a variety of reasons. Consumers may also purchase individual and family and Medicare-related health insurance plans directly from other sources, such as our competitors, and we would not remain the agent on the policy and receive the related commission. Medicare Advantage plan and Medicare Part D prescription drug plan enrollees may select another plan during the Medicare annual enrollment period that occurs in the fourth quarter every year. Medicare Advantage plan enrollees may also select another plan during the Medicare Advantage open enrollment period that occurs in the first quarter of the year. In addition, certain individuals are permitted to enroll, disenroll or change their Medicare Advantage or Medicare Part D prescription drug plans during special enrollment periods. We experienced an increased attrition rate in our Medicare Advantage and Medicare prescription drug plan membership in 2020 above historical levels prior to that time. While we have implemented measures to improve the attrition rate, if our Medicare Advantage and other health insurance plan termination rates do not decline in subsequent quarters, our business, operating results and financial condition would be harmed. In addition, enrollment periods could cause us to further experience increased termination rates in the future, which could adversely impact our business, operating results and financial condition.

Any decrease in the amount of time we retain our members on the health insurance plans that they purchased through us could adversely impact the estimated constrained LTVs we use for purposes of recognizing revenue, which would harm our business, operating results and financial condition. For example, our Medicare Advantage plan and Medicare Part D prescription drug plan LTVs have been negatively impacted by increased plan termination rates. While we have recently placed a stronger operational focus on member retention, there are no assurances that investments we make to pursue retention initiatives will result in a decline in health insurance plan termination rate and/or improvement in our constrained LTVs in the future. If we are not able to successfully retain our existing members and limit health insurance plan termination, our business, operating results and financial condition would be harmed. If we experience higher health insurance plan termination rates than we estimated when we recognized commission revenue, we may not collect all of the related commissions receivable, which could result in a reduction in LTV and a write-off of contract assets - commissions receivable, which would harm our business, operating results and financial condition.

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

COVID-19 and public health crises, illness, epidemics or pandemics, in general, and any associated disruption to our call center and service operations, in particular, could materially impact our business, operations and financial condition. In an effort to mitigate the spread of COVID-19, and to comply with applicable government directives, we generally have directed employees to work from home and implemented new business protocols for employees who have resumed work in our offices. A potential COVID-19 infection of any of our employees could adversely impact our operations, including resulting in the sudden closure of any of our offices. Our business operations may be disrupted if key personnel or significant portions of our employees are unable to work effectively, especially if such disruption occurs during or in our preparation for the Medicare annual enrollment period. We have had to adjust our business operations, including onboarding and training new health insurance agents remotely and asking employees to work from home, which could cause operational difficulties, reduce the effectiveness of our agents in selling health insurance and impair our ability to manage our business. An increased number of employees in a remote work environment may exacerbate certain risks to our business, including an increased demand for information technology resources, increased risk of phishing and other cybersecurity attacks, and increased risk of unauthorized dissemination of sensitive personal information or proprietary or confidential information about us or our customers or other third-parties. Our business operations and recruitment efforts could be impacted if government offices, including CMS and state departments of insurance, are adversely impacted by COVID-19 given that some of our marketing materials require CMS approval and health insurance agent licensing and licensing renewals are dependent on state department of insurance processing. Our product development initiatives could also be negatively impacted by extended office closures. Furthermore, if any of our health insurance carriers, business partners or vendors increase the prices of or become unable to continue to provide their products or services as a result of COVID-19, or if health insurance carriers reduce our commission rates or the amount they pay us, our business, operating results and financial condition would be harmed. The impact of COVID-19 to our Individual, Family and Small Business segment is especially uncertain because of increases in unemployment rate, potential delays in customer premium payments and/or health insurance carrier commission payments, potential changes to the open enrollment period, and potential changes to qualified health plans subsidies, among others. COVID-19 presents uncertainties and risks with respect to the demand for and pricing of health insurance plans, which could negatively impact our business, operating results and financial condition. The extent to which the COVID-19 pandemic impacts our business will depend on future developments, which are highly uncertain and cannot be predicted.

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

As part of our strategy, we have determined to invest in initiatives to accelerate growth in our Medicare product sales, to enhance post-enrollment consumer engagement and increase customer retention, to increase online enrollment and enhance operating leverage, to expand our strategic partner relationships, improve our technology platform to optimize the consumer experience and relationship, and to utilize data analytics to increase the productivity of our customer care employees. Pursuing and investing in these and other initiatives we develop will require significant investments in marketing and advertising, technology and product offerings, and customer care and enrollment, among others, and involves risks and uncertainties described elsewhere in this Risk Factors section, including the initiatives not achieving our retention, growth or profitability targets, inadequate return of capital on our investments, legal and regulatory compliance risks, potential changes in laws and regulations and other issues that could cause us to fail to realize the anticipated benefits of our investments and incur unanticipated liabilities. Our pursuit of these strategic initiatives may not be successful. Our cash flow from operations is expected to be negative in the year ending December 31, 2021 and was negative in each of the years ended December 31, 2020, 2019 and 2018. If we are not successful in executing on our business strategy, our business, operating results and financial condition would be harmed.
Seasonality may cause fluctuations in our financial results.

Open enrollment periods drive the seasonality of our business. The Medicare annual enrollment period occurs from October 15 to December 7 each year and the individual and family health insurance open enrollment period typically runs from November 1 through December 15 each year. In addition, the Medicare Advantage open enrollment period, where Medicare-eligible individuals who enrolled in a Medicare Advantage plan can switch to the original Medicare program or switch to a different Medicare Advantage plan, runs from January 1st through March 31st of each year. We experience an increase in the number of submitted Medicare-related applications and approved members during the fourth quarter and, to a lesser extent, in the first quarter, and an increase in Medicare plan related expense during the third and fourth quarters in connection with the open enrollment periods. In addition, we typically experience the highest plan termination rates from our Medicare Advantage plan members in the first year following the effective date of plan enrollment. If we experience significant growth in Medicare Advantage approved members resulting in an increased number of first year members as a percentage of our total estimated membership, we may also experience increased health insurance plan terminations in the year following such periods of growth.

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

During the 2020 annual enrollment period, we experienced reduced conversion rates from health insurance agents that work at an outsourced call center, which impacted our revenue and cost of acquisition during the fourth quarter of 2020. As a result, we have determined to increase the number of our health insurance agent employees to a much more significant degree than we have in the past. Our ability to do so successfully will depend on the success of our recruiting efforts and our ability to train, license and appoint with carriers the newly employed agents so that they are effective in selling plans in time for the Medicare annual enrollment period occurring in 2021. If we are not successful in these efforts, we may need to rely more than we have planned on outsourced health insurance agents or rely on a fewer number of employed agents, which could harm our business, operating results and financial condition.

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

Our growth depends in large part upon growth in approved members in a given period. The rate at which consumers visiting our ecommerce platforms and customer care centers seeking to purchase health insurance are converted into approved members directly impacts our revenue. In addition, the rate at which consumers who are approved become paying members impacts the constrained LTV of our approved members, which impacts the revenue that we are able to recognize. A number of factors have influenced, and could in the future influence, these conversion rates for any given period, some of which are outside of our control. These factors include, but are not limited to:

•changes in consumer shopping behavior due to circumstances outside of our control, such as economic conditions, the COVID-19 pandemic, consumers’ ability or willingness to pay for health insurance, adverse weather conditions or natural disasters, availability of unemployment benefits or proposed or enacted legislative or regulatory changes impacting our business, including health care reform;
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

Our operating results are likely to fluctuate as a result of a variety of factors, including the factors described elsewhere in this Risk Factors section, many of which are outside of our control. For example and among these factors, the assumptions underlying our estimates of commission revenue as required by ASC 606 may vary significantly over time. As a result, comparing our operating results on a period-to-period basis may not be meaningful and you should not rely on our past results as an indication of our future performance, particularly in light of the fact that our business and industry are undergoing substantial change as a result of health care reform, competition and initiatives we determined to pursue. If our revenue or operating results differ from our guidance or fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially. In the past, when our revenue and operating results differed from our guidance and the expectations of investors or securities analysts, the price of our common stock was impacted.

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

In order to offer the qualified health plans that individuals and families must purchase to receive Affordable Care Act subsidies, agents and brokers must meet certain conditions, such as receiving permission to do so from the applicable government health insurance exchange, entering into an agreement with the health insurance exchange or a partner of the exchange, ensuring that the enrollment and subsidy application is completed through the health insurance exchange and complying with privacy, security and other standards. In the event Internet-based agents and brokers such as us use the Internet for completion of qualified health plan selection purposes, their websites are required to meet certain additional requirements. To the extent we enroll individuals and families into qualified health plans, we do so through the FFM, which runs all or part of the health insurance exchange in 36 states. We may experience difficulty in satisfying the conditions and requirements to offer qualified health plans to our existing members and new potential members, and in getting them enrolled through the FFM. If we are not able to satisfy these conditions and requirements, or if we are not able to successfully adopt and maintain solutions that allow us to enroll large numbers of individuals and families in qualified plans over the Internet both during and outside of open enrollment periods, we will lose existing members and new members, and may incur additional expense, which would harm our business, operating results and financial condition. Beginning in the open enrollment period that occurred in the fourth quarter of 2018, CMS adopted a new enhanced direct enrollment pathway for CMS-approved partners to enroll individuals into qualified health plans and complete all steps in the eligibility and enrollment process on a single website. Before enhanced direct enrollment partners are approved, extensive security and privacy reviews are conducted by an independent third-party auditor and CMS reviews the audit results to ensure the entity satisfies numerous additional privacy and security standards. We entered into an agreement to outsource certain aspects of the enrollment process for qualified health plans to a third party in light of the expense and burden associated with the additional requirements. However, if we do not develop the ability to satisfy the requirements to use the improved qualified health plan enrollment process in the future, or if we are unsuccessful in entering into or maintaining a relationship with a third party who is approved to use the process, we may not be able to enroll individuals into qualified health plans through the FFM or could be required to use an inferior process to do so, which could cause a reduction in our individual and family health insurance plan membership and commission revenue. In addition, if we are not able to adopt or contract with and maintain solutions to integrate with government-run health insurance exchanges or if the health insurance exchange websites and other processes are unstable or not consumer friendly, efficient and compatible with the process we have adopted for enrolling individuals and families into qualified health plans through the exchanges, we would not be successful in retaining and acquiring members, and our business, operating results and financial condition would be harmed. The FFM may at any time cease allowing us to enroll individuals in qualified health plans or change the requirements for doing so. If it does so or if the FFM platform does not function properly, our ability to retain existing members and add new members could be negatively impacted, which would harm our business, operating results and financial condition.

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

Global climate change has added, and will continue to add, to the unpredictability, frequency and severity of natural disasters, including but not limited to hurricanes, tornadoes, freezes, droughts, other storms and fires in certain parts of the world. In response, a number of legal and regulatory measures and social initiatives have been introduced in an effort to reduce greenhouse gas and other carbon emissions that are chief contributors to global climate change. We cannot predict the impact that changing climate conditions will have on our business, though extreme weather events could impact our facilities, technological assets, business continuity and reputation. The legal, regulatory and social responses to climate change could also adversely affect our results of business, operating results and financial conditions.

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

Risks Related to Laws and Regulations

The marketing and sale of Medicare plans are subject to numerous, complex and frequently changing laws, regulations and guidelines, and non-compliance with or changes in laws, regulations and guidelines could harm our business, operating results and financial condition.

The marketing and sale of Medicare plans are subject to numerous laws, regulations and guidelines at the federal and state level. The marketing and sale of Medicare Advantage and Medicare Part D prescription drug plans are principally regulated by the CMS but are also subject to state laws. The marketing and sale of Medicare Supplement plans are principally regulated on a state-by-state basis by state departments of insurance. The laws and regulations applicable to the marketing and sale of Medicare plans are numerous, ambiguous and complex, and, particularly with respect to regulations and guidance issued by CMS for Medicare Advantage and Medicare Part D prescription drug plans, change frequently. We have altered, and likely will have to continue to alter, our marketing and sales process to comply with these laws, regulations and guidelines.

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

Since the enactment of the Affordable Care Act, there have been judicial and Congressional challenges to certain aspects of the law. In December 2018, a federal district court in Texas determined that the individual mandate in the Affordable Care Act is unconstitutional, because it was not within Congress’s tax power or interstate commerce power. It also determined that the remaining provisions of the Affordable Care Act were inseverable and therefore invalid. The court, however, did not rule that the operation of the Affordable Care Act be enjoined, so the law continues to operate until determined otherwise by the court or an appellate court. The Fifth Circuit Court of Appeals agreed with the district court that the mandate is unconstitutional, but remanded the case back to the district court to address whether the unconstitutionality of the mandate should impact the rest of the law. In March 2020, the Supreme Court agreed to review the case, including whether the individual mandate is unconstitutional, and if the mandate is unconstitutional whether the rest of the Affordable Care Act can survive. Oral argument of the case before the Supreme Court occurred and we are awaiting the court's decision. If the Affordable Care Act were finally determined to be unconstitutional and no longer operated, it is unclear what impact it or its replacement would have on our business. However, it or its replacement could adversely impact our business, operating results and financial condition.

Our business depends upon the private sector of the United States health insurance system, which is subject to a changing environment. Changes and developments in the health insurance system in the United States could reduce demand for our services and harm our business. Ongoing healthcare reform efforts and measures may expand the role of government-sponsored coverage, including single payer or so called “Medicare-for-All” proposals, which could have far-reaching implications for the health insurance industry if enacted. Some proposals would seek to eliminate the private marketplace, while others would expand a government-sponsored option to a larger population. We are unable to predict the full impact of healthcare reform initiatives on our operations in light of the uncertainty of whether initiatives will be successful and the uncertainty regarding the terms and timing of any provisions enacted and the impact of any of those provisions on various healthcare and insurance industry participants. Changes to the health insurance system as a result of the change in the balance of power in Congress or as a result of the Biden administration could harm our business, operating results and financial condition. In the event that laws, regulations or rules that eliminate or reduce private sources of health insurance are adopted, the demand for our products could be adversely impacted and our business, operating results and financial condition would be harmed.

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

The laws and regulations governing the offer, sale and purchase of health insurance are complex and subject to change, and future changes may be adverse to our business. For example, a long-standing provision in most applicable state laws that we believe is advantageous to our business is that once health insurance premiums are set by the carrier and approved by state regulators, they are fixed and not generally subject to negotiation or discounting by insurance companies or agents. Additionally, state regulations generally prohibit carriers, agents and brokers from providing financial incentives, such as rebates, to their members in connection with the sale of health insurance. As a result, we do not currently compete with carriers or other agents and brokers on the price of the health insurance plans offered on our website. If these regulations change, we could be forced to reduce prices or provide rebates or other incentives for the health insurance plans sold through our ecommerce platform, which would harm our business, operating results and financial condition. In addition, a federal law was recently passed that requires disclosure of commissions paid to us to the purchaser of small business, major medical individual and family and short-term health insurance plans. The provisions of the law have not gone into effect. It is unclear what impact the law will have when it goes into effect, but it could cause health insurance carriers to lower our commission rates, which could reduce our revenue.

States and federal governments may adopt laws and regulations that are adverse to our business, including laws and regulations that impact the types of health insurance coverage available to consumers, the product features and benefits, our marketing and selling of plans and the role and compensation of agents and brokers in the sale of health insurance.

Changes to the rules and regulations that apply to our sale of Medicare related health insurance are more likely given that the Biden administration recently took office. CMS may change the rules and regulations applicable to us in connection with our Medicare plan business, and those changes could harm our business, operating results and financial condition. The Biden administration has also indicated that it is in support of changes to the Affordable Care Act. It is difficult to predict what changes the Biden administration may make in the rules and regulations relating to our sale of the products that we sell, but the changes could harm our business, operating results and financial condition.

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

Our business is subject to security risks and, if we experience cyberattacks, security breaches or are otherwise unable to safeguard the security and privacy of confidential data, including personal health information, our business will be harmed.

Our services involve the collection and storage of confidential and personally identifiable information of consumers and the transmission of this information to their chosen health insurance carriers and to government. For example, we collect names, addresses, credit card and social security numbers and protected health information such as information regarding the medical history of consumers. As a result, we are subject to various laws and regulations and contractual requirements regarding the collection, maintenance, protection, use, transmission, disclosure and disposal of sensitive personal information. We also hold a significant amount of information relating to our current and former employees. We cannot guarantee that our facilities and systems, and those of our third party service providers, will be free of security breaches, cyberattacks, acts of vandalism, computer viruses, malware, misplaced or lost data, programming and/or human errors or other similar events. Compliance with privacy and security laws, requirements and regulations, particularly new state legislation such as the California Consumer Privacy Act, may result in cost increases due to new constraints on our business, the development of new processes, the effects of potential non-compliance by us or third party service providers, and enforcement actions. We may be required to expend significant amounts and other resources to protect against security breaches or to alleviate problems caused by security breaches. Despite our implementation of security measures, techniques used to obtain unauthorized access or to sabotage systems change frequently. As a result, we may be unable to anticipate these techniques or to implement adequate preventative measures. Additionally, our third party service providers may cause security breaches for which we are responsible.

Any compromise or perceived compromise of our security or the security of one of our vendors could damage our reputation, cause the termination of relationships with government-run health insurance exchanges and our members, marketing partners and health insurance carriers, reduce demand for our services and subject us to significant liability and expense as well as regulatory action and lawsuits, which would harm our business, operating results and financial condition. The COVID-19 pandemic generally is increasing the attack surface available to criminals, as more companies and individuals work remotely and otherwise work online. Consequently, the risk of a cybersecurity incident has increased. We cannot provide assurances that our preventative efforts, or those of our vendors or service providers, will be successful. In addition, in the event that additional data security laws are implemented, or our health insurance carrier or other partners determine to impose requirements on us relating to data security, we may not be able to timely comply with such requirements or such requirements may not be compatible with our current processes. Changing our processes could be time consuming and expensive, and failure to timely implement required changes could result in our inability to sell health insurance plans in a particular jurisdiction or for a particular health insurance carrier or subject us to liability for non-compliance, any of which would damage our business, operating results and financial condition. For instance, health insurance carriers may require us to be compliant with additional security standards in order to accept credit card information from consumers or require us to comply with additional privacy and security standards to do business with us at all. Compliance with privacy and security standards is regularly assessed, and we may not always be compliant with the standards. If we are not in compliance, we may not be able to accept credit card information from consumers or conduct health insurance business, and our relationship with health insurance carriers could be adversely impacted or terminated, which would harm our business, operating results and financial condition.

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

We use email and telephone, among other channels, to market our services to potential members and as the primary means of communicating with our existing members. The laws and regulations governing the use of email and telephone calls for marketing purposes continue to evolve, and changes in technology, the marketplace or consumer preferences may lead to the adoption of additional laws or regulations or changes in interpretation of existing laws or regulations. If new laws or regulations are adopted, or existing laws and regulations are interpreted or enforced, to impose additional restrictions on our ability to send email or telephone messages to our members or potential members, we may not be able to communicate with them in a cost-effective manner. In addition to legal restrictions on the use of email, Internet service providers, e-mail service providers and others attempt to block the transmission of unsolicited email, commonly known as “spam.” Many Internet and e-mail service providers have relationships with organizations whose purpose it is to detect and notify the Internet and e-mail service providers of entities that the organization believes is sending unsolicited e-mail. If an Internet or e-mail service provider identifies email from us as “spam” as a result of reports from these organizations or otherwise, we can be placed on a restricted list that will block our email to members or potential members.

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

Risks Related to Finance, Accounting and Tax Matters

Our operating results will be impacted by factors that impact our estimate of the constrained LTV of commissions per approved member.

Effective January 1, 2018, we adopted Accounting Standards Update 2014-09, Revenue from Contracts with Customers (ASC 606). As a result of the adoption of ASC 606, we recognize revenue for plans approved during the period by applying the latest estimated constrained LTVs for that product. Constrained LTVs are estimates and are based on a number of assumptions, which include, but are not limited to, estimates of the conversion rates of approved members into paying members, forecasted average plan duration and forecasted commission rates we expect to receive per approved member's plan. These assumptions are based on historical trends and require significant judgment by our management in interpreting those trends and in applying the constraints. Changes in our historical trends will result in changes to our constrained LTV estimates in future periods and therefore could adversely affect our revenue and financial results in those future periods. As a result, negative changes in the factors upon which we estimate constrained LTVs, such as reduced conversion of approved members to paying members, increased health insurance plan terminations or a reduction in the lifetime commission amounts we expect to receive for selling the plan to a member or other changes could harm our business, operating results and financial condition. Changes in LTV may result in an increase or a decrease to revenue and a corresponding increase or decrease to commission receivables. In addition, if we ultimately receive commission payments that are less than the amount we estimated when we recognized commission revenue, we would need to write off the remaining commission receivable balance, which would adversely impact our business, operating results, and financial condition.

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

The determination of constraints is also a factor that requires significant management judgment. Constraints are applied to LTVs for revenue recognition purposes and help ensure that the total estimated lifetime commissions expected to be collected from an approved member's plan are recognized as revenue only to the extent that is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with future commissions receivable from the plan is subsequently resolved. We determine the constraint for each product by comparing prior calculations of LTV to actual cash received and review the reasons for any variations. We then apply judgment in assessing whether the difference between historical cash collections and LTV is representative of differences that can be expected in future periods. We also analyze whether circumstances have changed and consider any known or potential modifications to the inputs into LTV in light of the factors that can impact the amount of cash expected to be collected in future periods including but not limited to commission rates, carrier mix, plan duration, changes in laws and regulations, and cancellations of insurance plans offered by health insurance carriers with which we have a relationship. We evaluate the appropriateness of our constraints on an ongoing basis, and we update our assumptions when we observe a sufficient amount of evidence that would suggest that the long-term expectation underlying the assumptions has changed. If we underestimate the initial constraint applied to LTVs, we might be required to increase the constraint or record an impairment in a future period which would harm our business, operating results and financial condition.

The closing of the financing transaction with the purchaser of our Series A preferred stock is subject to terms and conditions, many of which are outside our control. We may experience delays and difficulties with the closing of the transaction and no assurance can be given that it will close. The failure to close the transaction could adversely impact our future liquidity and our financial condition.

On February 17, 2021, we entered into an investment agreement pursuant to which we have agreed to issue to a purchaser at closing, 2,250,000 shares of our newly designated Series A preferred stock at an aggregate purchase price of $225 million (the “Private Placement”). The Private Placement is subject to closing conditions, including, among others: (i) the expiration or early termination of the waiting period (and any extension thereof) applicable to the consummation of the Private Placement under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; (ii) the confirmation by Nasdaq that it has no objection to the terms and conditions of the Private Placement; and (iii) the determination that consummation of the Private Placement would not cause our outside auditor to no longer be deemed independent under the rules and regulations of the Securities and Exchange Commission or the Public Company Accounting Oversight Board. While we intend to actively pursue the steps necessary to fulfill our closing conditions, some of the conditions are outside of our control and it is possible that not all of the closing conditions to the Private Placement will be satisfied. The failure to close the Private Placement could adversely impact our future liquidity and financial condition.

The issuance of shares of our Series A preferred stock dilutes the ownership and relative voting power of holders of our common stock and may adversely affect the market price of our common stock.

As of February 17, 2021, the common stock to be issued to the purchaser of our Series A preferred stock upon closing of the transaction in the Private Placement represent approximately 8.8% of our outstanding common stock on an as-converted basis. The Series A preferred stock is convertible at the option of the holders at any time after May 31, 2021 into shares of common stock based on the conversion rate set forth in the certificate of designations for the Series A preferred stock, which conversion would dilute the ownership interest of existing holders of our common stock. In addition, because holders of our Series A preferred stock are entitled to vote, on an as-converted basis, together with holders of our common stock on all matters submitted to a vote of the holders of our common stock, the issuance of the Series A preferred stock effectively reduces the relative voting power of the holders of our common stock.

Any sales in the public market of the common stock issuable upon conversion of the Series A preferred stock could adversely affect prevailing market prices of our common stock. Pursuant to the investment agreement, holders of our Series A preferred stock will receive customary resale registration rights for common stock issued upon conversion of the Series A preferred stock upon closing. Any resale of our common stock would increase the number of shares of our common stock available for public trading. Sales by our Series A preferred stockholder of a substantial number of shares of our common stock in the public market, or the perception that such sales might occur, could have a material adverse effect on the price of our common stock.

Our Series A preferred stock has rights, preferences and privileges that are not held by, and are preferential to, the rights of our common stockholders, which could adversely affect our liquidity and financial condition, result in the interests of holders of our Series A preferred stock differing from those of our common stockholders and make an acquisition of us more difficult.

Holders of our Series A preferred stock have (i) a liquidation preference (ii) rights to dividends, which are senior to all of our other equity securities, (iii) redemption rights on or after the sixth anniversary of the closing of the Private Placement and (iv) the right to require us to repurchase any or all of their Series A preferred stock in connection with certain change of control events, each subject to the terms, conditions and exceptions contained in the certificate of designations.

These dividend and share repurchase and redemption obligations could impact our liquidity and reduce the amount of cash flows available for working capital, capital expenditures, growth opportunities, acquisitions, and other general corporate purposes. Our obligations to the purchaser of our Series A Preferred Stock, as the initial holder of our Series A preferred stock, could also limit our ability to obtain additional financing or increase our borrowing costs, which could have an adverse effect on our financial condition. The preferential rights could also result in divergent interests between the Series A preferred stockholder and holders of our common stock. Furthermore, a sale of our company, as a change of control event, may require us to repurchase Series A preferred stock, which could have the effect of making an acquisition of our company more expensive and potentially deterring proposed transactions that may otherwise be beneficial to our stockholders.

The purchaser of our Series A preferred stock may exercise influence over us, including through its ability to designate a director on our board of directors.

The investment agreement contains certain negative operating covenants which we have agreed to comply with following closing of the Private Placement and for so long as the purchaser continues to own at least 30% of the shares of Series A preferred stock issued to it in the Private Placement.

Further, the terms of the investment agreement will entitle the initial purchaser of our Series A preferred stock to nominate one individual for election to our board of directors so long as the purchaser continues to own at least 30% of the common stock issuable or issued upon conversion of the Series A preferred stock originally issued to it in the Private Placement. In addition, if we fail to maintain certain levels of commissions receivable and liquidity, the purchaser will be entitled to nominate one additional director. The director designated by the purchaser will also be entitled to serve on committees of our board of directors, subject to applicable law and stock exchange rules. Notwithstanding the fact that all directors will be subject to fiduciary duties to us and to applicable law, the interests of the director designated by the purchaser of our Series A preferred stock may differ from the interests of our security holders as a whole or of our other directors.

Our debt obligations contain restrictions that impact our business and expose us to risks that could materially adversely affect our liquidity and financial condition.

We are party to a credit agreement with Royal Bank of Canada and other lenders that enables us to borrow up to $75 million pursuant to a revolving credit facility. This credit agreement imposes certain covenants and restrictions on our business and our ability to obtain additional financing. As of December 31, 2020, we had no outstanding debt under our revolving credit facility.

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

We have net operating loss carryforwards for federal and state income tax purposes to offset future taxable income. Our federal and state net operating loss carryforwards begin expiring in 2034 and 2021, respectively. A lack of future taxable income would adversely affect our ability to utilize these net operating loss carryforwards. In addition, utilization of the net operating loss carryforwards may be subject to a substantial annual limitation due to ownership changes that may have occurred or that could occur in the future, as required by Section 382 of the Code and similar state provisions. These ownership change limitations may limit the amount of net operating loss carryforwards and other tax attributes that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change” as defined by Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points (by value) of the outstanding stock of a company by certain stockholders. Our ability to use the remaining net operating loss carryforwards may be further limited if we experience a Section 382 ownership change as a result of future changes in our stock ownership.

Risks Related to our Technology

Our ability to sell Medicare-related health insurance plans as a health insurance agent depends upon maintenance of functioning information technology systems.

The success of our Medicare plan customer care center operations is dependent upon information technology systems. Many of our Medicare plan members utilize our customer care center in connection with their purchase of a Medicare plan. CMS rules require that our health insurance agent employees utilize CMS-approved scripts in connection with the sale of Medicare plans and that we record and maintain the recording of telephonic interactions relating to the sale of Medicare plans. We rely on telephone, call recording, customer relationship management and other systems and technology in our Medicare customer care center operations, and we are dependent upon third parties for some of them, including our telephone and call recording systems. These systems have failed temporarily in the past and may experience additional disruption due to systems upgrades, power outages, an increase in remote work or other impacts as a result of the COVID-19 pandemic. The effectiveness and stability of our Medicare customer care center systems and technology are critical to our ability to sell Medicare plans, particularly during the Medicare enrollment periods, and the failure or interruption of any of these systems and technology or any inability to handle increased volume would harm our business, operating results and financial condition.

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

We rely in part upon third-party vendors, including data center, cloud infrastructure, and bandwidth providers, to operate our ecommerce and telephony platforms. We cannot predict whether additional network capacity will be available from these vendors as we need it, and our network or our suppliers’ networks might be unable to achieve or maintain a sufficiently high capacity of data transmission. Any system failure that causes an interruption in or decreases the responsiveness of our services would impair our revenue-generating capabilities and harm our business and operating results and damage our reputation. In addition, any loss of data could result in loss of customers and subject us to potential liability. Our facilities and our database and systems are vulnerable to damage or interruption from human error, fire, floods, power loss, telecommunications failures, physical or electronic break-ins, computer viruses, acts of terrorism, other attempts to harm our systems and similar events. In addition, our operations are vulnerable to earthquakes, fire, severe weather conditions, including those brought about by climate change, and other natural disasters in the San Francisco Bay Area and elsewhere in Northern California, China, and as well as in other parts of the U.S. where we or our outsourced health insurance agents maintain offices.

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

The trading price of our common stock has been volatile and is likely to continue to fluctuate substantially. For the year ended December 31, 2020, the closing price of our common stock fluctuated from $61.81 to $146.09 per share. The trading price of our common stock depends on a number of factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our common stock since you might be unable to sell your shares at or above the price you paid. Factors that could cause fluctuations in the trading price of our common stock include the following:

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

The following table sets forth the location, approximate square footage and primary use of each of the principal properties we occupied as of December 31, 2020:

Location	Approximate Square Footage	Primary Use
Santa Clara, California	45,657	Corporate headquarters, marketing and advertising, technology and content and general and administrative
Gold River, California	63,206	Customer care and enrollment, technology and content and general and administrative
South Jordan, Utah	41,813	Customer care and enrollment
Xiamen, China	53,758	Technology and content, customer care and enrollment, marketing and advertising and general and administrative
Austin, Texas	26,878	Technology and content, customer care and enrollment, marketing and advertising and general and administrative
Indianapolis, Indiana	56,276	Customer care and enrollment

ITEM 3.    LEGAL PROCEEDINGS

In the ordinary course of our business, we have received and may continue to receive inquiries from state and federal regulators relating to various matters. We have become, and may in the future become, involved in litigation in the ordinary course of our business. If we are found to have violated laws or regulations in any jurisdiction, we could be subject to various fines and penalties, including revocation of our license to sell insurance in those states, and our business, operating results and financial condition would be harmed. Revocation of any of our licenses or penalties in one jurisdiction could cause our license to be revoked or for us to face penalties in other jurisdictions. In addition, without a health insurance license in a jurisdiction, carriers would not pay us commissions for the products we sold in that jurisdiction, and we would not be able to sell new health insurance products in that jurisdiction. We could also be harmed to the extent that related publicity damages our reputation as a trusted source of objective information relating to health insurance and its affordability. It could also be costly to defend ourselves regardless of the outcome. Our material legal proceedings are described in Part II, Item 8 of this Form 10-K in the Notes to Consolidated Financial Statements in Note 8 – Commitments and Contingencies,

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on The Nasdaq Global Market under the symbol EHTH. As of February 16, 2021, there were 26 stockholders of record of our common stock (which does not include the number of stockholders holding shares of our common stock in “street name”) and the closing price of our common stock was $53.74 per share on February 16, 2021 as reported by The Nasdaq Global Market.

Dividend Policy

We have never declared or paid any cash dividend on our common stock. We currently do not expect to pay any dividends on our common stock in the foreseeable future.

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

On February 17, 2021, we entered into an investment agreement with H.I.G. pursuant to which we have agreed to sell to H.I.G. at closing, 2,250,000 shares of our newly designated Series A preferred stock at an aggregate purchase price of $225.0 million. These shares will be issued in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended, as a transaction not involving any public offering.

Securities Authorized for Issuance under Equity Compensation Plans

See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information regarding securities authorized for issuance.

Issuer Purchases of Equity Securities

We did not repurchase any of our common stock in the open market or in privately negotiated transactions during the year ended December 31, 2020.

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

The graph below matches our cumulative total stockholder return on our common stock with the cumulative 5-year total returns on the Nasdaq Composite index and the Research Data Group, or RDG Internet Composite index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of dividends) from December 31, 2015 to December 31, 2020.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among eHealth, Inc, the NASDAQ Composite Index and the RDG Internet Composite Index

$1,600
$1,400
$1,200
$1,000
$800
$600
$400
$200
$0
12/15
3/16
6/16
9/16
12/16
3/17
6/17
9/17
12/17
3/18
6/18
9/18
12/18
3/19
6/19
9/19
12/19
3/20
6/20
9/20
12/20
eHealth, Inc
NASDAQ Composite
RDG Internet Composite

	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020
eHealth, Inc.	$100.00	$106.71	$174.05	$384.97	$962.73	$707.52
Nasdaq Composite	$100.00	$108.87	$141.13	$137.12	$187.44	$271.64
RDG Internet Composite	$100.00	$104.75	$157.67	$156.03	$207.10	$318.18

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

No disclosure is required by Item 301 of Regulation S-K as in effect on the date of this Annual Report on Form 10-K.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Please read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes included under Part II, Item 8 of this Annual Report on Form 10-K.

Overview

We are a leading private health insurance marketplace with a technology and service platform that provides consumer engagement, education and health insurance enrollment solutions. Our mission is to connect every person with the highest quality, most affordable health insurance and Medicare plans for their life circumstances. Our platform integrates proprietary and third-party developed educational content regarding health insurance plans with decision support tools to aid consumers in what has traditionally been a confusing and opaque health insurance purchasing process, and to help them obtain the health insurance products that meet their individual health and economic needs. Our omnichannel consumer engagement platform is designed to meet the consumer wherever they prefer to engage with us, and enables consumers to use our services online, through interactive chat, or by telephone with a licensed insurance agent. We have created a marketplace that offers consumers a broad choice of insurance products that include thousands of Medicare Advantage, Medicare Supplement, Medicare Part D prescription drug, individual and family, small business and other ancillary health insurance products from over 200 health insurance carriers across all fifty states and the District of Columbia.

Impact from COVID-19

We experienced a number of changes in our business related to the impacts from the COVID-19 pandemic. During the first quarter of 2020, we closed our offices in the United States and China and shifted our employees to a work-from-home model in response to the virus outbreak. While some of our offices in the United States remain closed, we reopened our office in China in the second quarter of 2020 given the improvements in the situation in the region where our office is located. During the third quarter of 2020, we also reopened some of our U.S. office locations at a reduced capacity with additional safety and social distancing measures. Based on our success in shifting existing agents to work from home, we launched a remote agent model in 2020, tapping into nationwide agent talent to hire full-time customer care agents. We expect this model to provide us with geographic hiring flexibility as we grow our telesales capacity.

In addition, we believe the COVID-19 pandemic had an impact on consumer behavior when it comes to selecting and utilizing health insurance. We believe that more seniors are now likely to shop for Medicare products online or over the phone versus a face-to-face meeting with a traditional broker. This should have a positive impact on comparison Medicare platforms such as ours. At the same time, we believe that reduced utilization of healthcare by seniors in 2020 also had a dampening effect on Medicare plan switching during the fourth quarter annual enrollment period, or AEP, of 2020. See Risk Factors in Part I, Item 1A of this Annual Report on Form 10-K for a discussion of risks related to the COVID-19 pandemic.

H.I.G. Investment

On February 17, 2021, we entered into an investment agreement pursuant to which we have agreed to sell to the purchaser at closing, 2,250,000 shares of our newly designated Series A preferred stock at an aggregate purchase price of $225.0 million. The Private Placement is subject to closing conditions, including, among others: (i) the expiration or early termination of the waiting period (and any extension thereof) applicable to the consummation of the Private Placement under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; (ii) the confirmation by Nasdaq that it has no objection to the terms and conditions of the Private Placement; and (iii) the determination that consummation of the Private Placement would not cause our outside auditor to no longer be deemed independent under the rules and regulations of the Securities and Exchange Commission or the Public Company Accounting Oversight Board. The parties have agreed to cooperate with each other and use reasonable best efforts to promptly take such actions to cause the closing conditions to be satisfied as promptly as reasonably practicable.

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

Approved Members

Approved members represent the number of individuals on submitted applications that were approved by the relevant insurance carrier for the identified product during the current period. The applications may be submitted in either the current period or prior periods. Not all approved members ultimately become paying members.

The following table shows approved members by product for the period presented:

	Year Ended December 31,
	2020	2019	2018
Medicare:
Medicare Advantage	387,652	279,561	148,478
Medicare Supplement	40,551	42,688	29,837
Medicare Part D	74,357	112,677	61,373
Total Medicare	502,560	434,926	239,688
Individual and Family:
Non-Qualified Health Plans	19,578	20,187	23,075
Qualified Health Plans	13,750	11,999	19,575
Total Individual and Family	33,328	32,186	42,650
Ancillaries:
Short-term	41,640	58,687	107,846
Dental	40,455	43,640	47,343
Vision	18,581	21,391	24,638
Other	14,270	22,980	33,500
Total Ancillaries	114,946	146,698	213,327
Small Business	14,809	16,685	19,550
Total Approved Members	665,643	630,495	515,215

2020 compared to 2019 – Medicare approved members increased 16% in 2020 compared to 2019. The increase in total Medicare approved members was primarily attributable to a 39% growth in Medicare Advantage plan members, partially offset by a 34% decline in Medicare Part D plan members. The increase in approved Medicare Advantage members was primarily driven by strong online enrollment growth, increased marketing efforts, an increase in our internal agent productivity and the COVID-19 related special enrollment period in the second quarter of 2020. During this special enrollment period, certain individuals were permitted to enroll, disenroll or switch their Medicare Advantage and Medicare Part D prescription drug plans. However, our approved application growth was less than expected primarily due to the underperformance of our outsourced external agent force and, to a lesser extent, increased competition in our direct television marketing channel during the fourth quarter 2020 AEP. We also believe that external factors, including the pandemic and the prolonged election cycle, impacted consumer demand on our platform during the 2020 AEP. To address the underperformance of our external agents, we have determined to shift our agent salesforce to a predominantly internal full-time agent model as our internal agents have experienced stronger performance and productivity than our outsourced agents. We began this shift towards the increased utilization of internal agents near the end of the 2020 AEP.

Individual and Family Plan approved members grew 4% in 2020 compared to 2019 primarily due to a 15% increase in approved members for qualified health plans. Ancillary plan approved members declined 22% in 2020 compared to 2019 primarily due to a decrease in short-term health insurance approved members. Small business group health insurance approved members declined 11% in 2020 compared to 2019 mainly due to the shift of our focus on our Medicare business.

2019 compared to 2018 – Medicare approved members grew 81% in 2019 compared to 2018. The growth was primarily due to an 88% growth in Medicare Advantage submitted applications and an 84% growth in Medicare

Part D submitted applications. Individual and Family Plan approved members declined 25% in 2019 compared to 2018, due primarily to market conditions in the individual and family plan market and our decision to shift our marketing investments towards our Medicare business. Approved members for all ancillary products combined declined 31% in 2019 compared to 2018, due primarily to a 46% decline in short term plan submitted applications. Small business approved members decreased 15% in 2019 compared to 2018, due primarily to a decrease in the number of members per application and in the percentage of approved applications.

New Paying Members

New Paying Members consist of approved members from the period presented and any periods prior to the period presented from whom we have received an initial commission payment during the period presented. The following table shows our new paying member by product for the periods presented below:

	Year Ended December 31,
	2020	2019	2018
Medicare:
Medicare Advantage	324,916	235,978	134,565
Medicare Supplement	35,649	37,069	48,403
Medicare Part D	104,833	84,369	30,990
Total Medicare	465,398	357,416	213,958
Individual and Family:
Non-Qualified Health Plans	18,279	20,687	27,105
Qualified Health Plans	12,378	10,310	23,199
Total Individual and Family	30,657	30,997	50,304
Ancillaries:
Short-term	41,953	62,124	94,778
Dental	38,253	42,439	45,876
Vision	17,128	21,332	22,604
Other	13,918	21,601	34,029
Total Ancillaries	111,252	147,496	197,287
Small Business	14,362	17,606	18,874
Total New Paying Members	621,669	553,515	480,423

2020 compared to 2019 – Medicare total new paying members grew 30% in 2020 compared to 2019, primarily driven by a 38% increase in Medicare Advantage plan new paying members and a 24% increase in Medicare Part D prescription drug plan new paying members. Individual and family plan new paying members declined 1% in 2020 compared to 2019 due to a decrease in new paying members for non-qualified plans, partially offset by an increase in new paying members for qualified plans. Ancillary new paying members declined 25% in 2020 compared 2019 due primarily to a decline in approved members across all ancillary plans. Small business new paying members declined 18% in 2020 compared to 2019 primarily due to a decrease in approved members.

2019 compared to 2018 – Medicare total new paying members grew 67% in 2019 compared to 2018, primarily driven by a 75% increase in Medicare Advantage plan new paying members and a 172% increase in Medicare Part D prescription drug plan new paying members. The increases were primarily driven by an increase in enrollment volume. Individual and family plan new paying members declined 38% in 2019 compared 2018 due to a decrease in new paying members for both non-qualified and qualified plans. Ancillary new paying members declined 25% in 2019 compared to 2018 primarily due to a decline in approved members across all ancillary plans. Small business new paying members declined by 7% in 2019 compared to 2018 primarily due to a decrease in approved members.

Estimated Constrained Lifetime Value of Commissions Per Approved Member

The following table shows our estimated constrained LTV, of commissions per approved member by product for the years presented below:

	Year Ended December 31,
	2020	2019	2018
Medicare:
Medicare Advantage (1)	$952	$1,013	$964
Medicare Supplement (1)	1,125	979	1,047
Medicare Part D (1)	215	238	243

Individual and Family:
Non-Qualified Health Plans (1)	203	213	151
Qualified Health Plans (1)	265	217	141

Ancillaries:
Short-term (1)	162	101	56
Dental (1)	79	70	77
Vision (1)	55	56	55

Small Business (2)	157	159	168
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

Medicare

2020 compared to 2019 – The constrained LTV of commissions per Medicare Supplement approved member increased by 15% in 2020 compared to 2019, primarily as a result of an increase in estimated average plan duration.

The constrained LTV of commissions per approved member for Medicare Advantage and Medicare Part D prescription drug plans declined by 6% and 10%, respectively, in 2020 compared to 2019, primarily due to a decrease in estimated average plan duration. The decline in estimated average plan duration was driven by various factors, including our historical emphasis on optimizing member experience during the initial enrollment process and driving new enrollment growth with less emphasis and resources allocated to post-transaction communications and existing member retention. In addition, the decline in estimated plan duration was also impacted by certain market related factors including the introduction of the open enrollment period in 2019 which provided an additional opportunity for Medicare Advantage and Medicare Part D prescription drugs plan members to change plans. We also believe that a larger number of Medicare Advantage plan members terminated their plans due to an increased selection of plans with new features and benefits available to consumers for the 2020 plan year and the additional opportunities for consumers to shop and switch Medicare Advantage and Medicare Part D prescription drug plans during the recent open enrollment periods. The decline had a more pronounced impact on our newer member cohorts and on our telephonic enrollments, while our online enrollments continue to have higher average duration.

During the third quarter of 2020, we initiated a number of programs to improve our member retention. For example, we have launched a customer retention team, adjusted the compensation structure of our agents to better align with our retention goals, and deployed new technologies aimed at improving member retention, including the launch of our Customer Center. We believe these efforts will lead to improved plan duration trends during 2021.

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

Individual and Family and Ancillaries

2020 compared to 2019 – The constrained LTV of commissions per approved qualified health plan member increased by 22% in 2020 compared to 2019 primarily due to increased estimates of average plan duration. The constrained LTV of commissions per short-term health insurance approved member increased 60% in 2020 compared to 2019 primarily as a result of selling plans with higher premium and an increase in estimated average plan duration. The constrained LTV of commission per approved member for dental plans increased by 13% in 2020 compared to 2019 primarily due to an increase in estimated average plan duration and lower constraints as a result of reduced volatility based on historical trends.

2019 compared to 2018 – The constrained LTV of commissions per qualified and non-qualified health plan for approved members increased by 54% and 41%, in 2019 compared to 2018, respectively, mostly due to improved plan duration. The constrained LTV of commissions per short-term approved member increased 80% in 2019 compared to 2018, primarily driven by an increase in average plan duration.

Estimated Membership

Estimated membership represents the estimated number of members active as of the date indicated based on the number of members for whom we have received or applied a commission payment during the period of estimation. The following table shows estimated membership by product as of the periods presented below:

	As of December 31,
	2020	2019	2018
Medicare (1)
Medicare Advantage	533,282	404,694	276,357
Medicare Supplement	104,188	93,477	70,426
Medicare Part D	238,503	212,478	139,907
Total Medicare	875,973	710,649	486,690
Individual and Family (2)	116,247	128,487	151,904
Ancillaries (3)
Short-term	23,088	27,862	24,192
Dental	118,647	127,083	138,916
Vision	68,587	71,277	73,987
Other	37,033	38,119	38,136
Total Ancillaries	247,355	264,341	275,231
Small Business (4)	45,771	42,638	39,101
Total Estimated Membership	1,285,346	1,146,115	952,926
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

2020 compared to 2019 – Medicare estimated membership grew 23% as of December 31, 2020 compared to December 31, 2019 driven by a 32% increase in Medicare Advantage, as well as 12% and 11% increases in Medicare Part D prescription drug plan and Medicare Supplement plan estimated membership, respectively. The overall growth in Medicare estimated membership was due to our investment in our Medicare business. Individual and family plan estimated membership declined by 10% as of December 31, 2020 compared to December 31, 2019 due to market conditions in the individual and family plan market and our decision to shift our investment to our Medicare business. Ancillary plan estimated membership as of December 31, 2020 declined 6% compared to estimated membership as of December 31, 2019 primarily as a result of the decline of estimated membership of dental, short-term health plans, and vision plans.

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

The following table shows the estimated variable marketing cost per approved member and the estimated customer care and enrollment expense per approved member metrics for the years presented below. The numerator used to calculate each metric is the portion of the respective operating expenses for marketing and advertising and customer care and enrollment that is directly related to member acquisition for our sale of Medicare Advantage, Medicare Supplement and Medicare Part D prescription drug plans (collectively, “Medicare Plans”) and for all individual and family major medical plans and short-term health insurance (collectively, “IFP Plans”), respectively. The denominator used to calculate each metric is based on a derived metric that represents the relative value of the new members acquired. For Medicare Plans, we call this derived metric Medicare Advantage (“MA”)-equivalent members, and for IFP Plans, we call this derived metric IFP-equivalent members. The calculations for MA-equivalent members and for IFP-equivalent members are based on the weighted number of approved members for Medicare Plans and IFP Plans during the year, with the number of approved members adjusted based on the relative LTV of the product they are purchasing. Since the LTV for any product fluctuates from year to year, the weight given to each product was determined based on their relative LTVs at the time of our adoption of ASC 606.

	Year Ended December 31,
	2020	2019	2018
Medicare:
Estimated CC&E cost per approved MA-equivalent approved member (1)	$368	$355	$315
Estimated variable marketing cost per MA-equivalent approved member (1)	384	330	297
Total Medicare estimated cost per approved member	$752	$685	$612
Individual and Family Plan:
Estimated CC&E cost per IFP-equivalent approved member (2)	$92	$102	$61
Estimated variable marketing cost per IFP-equivalent approved member (2)	83	67	59
Total IFP estimated cost per approved member	$175	$169	$120
_____________

(1)MA-equivalent approved members is a derived metric with a Medicare Part D approved member being weighted at 25% of a Medicare Advantage member and a Medicare Supplement member based on their relative LTVs at the time of our adoption of ASC 606. We calculate the number of approved MA-equivalent members by adding the total number of approved Medicare Advantage and Medicare Supplement members and 25% of the total number of approved Medicare Part D members during the years presented.
(2)IFP-equivalent approved members is a derived metric with a short-term approved member being weighted at 33% of a major medical individual and family health insurance plan member based on their relative LTVs at the time of our adoption of ASC 606. We calculate the number of approved IFP-equivalent members by adding the total number of approved qualified and non-qualified health plan members and 33% of the total number of short-term approved members during the years presented.

2020 compared to 2019 – Estimated CC&E costs per approved MA-equivalent member increased 4% in 2020 compared to 2019, due to underperformance of vendor agents which led to lower than expected approved members. Estimated variable marketing costs per approved MA-equivalent member increased by 16% in 2020 compared to 2019, due to a larger portion of applications originating from our online marketing channels which tend to have higher average marketing costs, and it was also impacted by underperformance of vendor agents which resulted in lower than expected approved members. Going forward, we expect a reduction in member acquisition costs per approved MA-equivalent member as a result of improved productivity of our agent force by shifting to a predominantly internal employed agent model and, to a lesser extent, an increase in the percentage of unassisted online enrollment.

Estimated variable CC&E cost per approved IFP-equivalent member decreased 10% in 2020 compared to 2019 due primarily to a decrease in personnel-related costs and an increase in the number of approved members. Estimated variable marketing cost per approved IFP-equivalent member increased by 24% in 2020 compared to 2019 primarily driven by an increase in variable marketing costs.

2019 compared to 2018 – Estimated CC&E costs per approved MA-equivalent member increased 13% in 2019 compared to 2018, due to our decision to have more customer care agents during the lower volume quarters, and a significant increase in overtime costs and average call length during the peak volume period in the fourth quarter. Estimated variable marketing costs per approved MA-equivalent member increased by 11% in 2019 compared to 2018, due to an increase in online advertising costs and higher variable marketing costs for select initiatives within the direct and partner channels. As we increased our spending on digital advertising channel for accelerated enrollment growth and market share expansion, the average costs were higher per member.

Estimated variable CC&E cost per approved IFP-equivalent member increased 67% in 2019 compared to 2018, also primarily driven by decline in the number of approved members for non-qualified health plans, qualified health plans, and short-term products as well as increase in investments of IFP-dedicated customer care agents. Estimated variable marketing cost per approved IFP-equivalent member increased by 14% in 2019 compared to 2018 primarily driven by a decline in the number of approved members for non-qualified health plans, qualified health plans, and short-term products.

Results of Operations

The following table sets forth our operating results and related percentage of total revenues for the years presented below (dollars in thousands):

	Year Ended December 31,
	2020		2019		2018
Revenue:
Commission	$508,189	87%	$466,676	92%	$227,211	90%
Other	74,585	13%	39,525	8%	24,184	10%
Total revenue	582,774	100%	506,201	100%	251,395	100%
Operating costs and expenses (1)
Cost of revenue	4,083	1%	2,738	1%	1,228	—%
Marketing and advertising	209,340	36%	150,249	30%	82,939	33%
Customer care and enrollment	172,895	30%	134,304	27%	70,547	28%
Technology and content	65,188	11%	47,085	9%	31,970	13%
General and administrative	76,452	13%	64,150	13%	45,828	18%
Change in fair value of earnout liability	—	—%	24,079	4%	12,300	5%
Amortization of intangible assets	1,493	—%	2,187	—%	2,091	1%
Restructuring charges	—	—%	—	—%	1,865	1%
Acquisition costs	—	—%	—	—%	76	—%
Total operating costs and expenses	529,451	91%	424,792	84%	248,844	99%
Income from operations	53,323	9%	81,409	16%	2,551	1%
Other income, net	666	—%	2,090	—%	755	—%
Income before income taxes	53,989	9%	83,499	16%	3,306	1%
Provision for income taxes	8,539	1%	16,612	3%	3,065	1%
Net income	$45,450	8%	$66,887	13%	$241	—%
____________

(1)     Operating costs and expenses include the following amounts of stock-based compensation expense (in thousands):

	Year Ended December 31,
	2020	2019	2018
Marketing and advertising	$5,102	$4,230	$1,974
Customer care and enrollment	2,723	1,451	816
Technology and content	5,460	3,611	1,675
General and administrative	11,887	13,278	7,824
Restructuring charges	—	—	251
Total stock-based compensation expense	$25,172	$22,570	$12,540

Revenue

Our commission revenue, other revenue and total revenue are summarized as follows (dollars in thousands):

		Change			Change
	2020	$	%	2019	$	%	2018
Commission	$508,189	$41,513	9%	$466,676	$239,465	105%	$227,211
% of total revenue	87%			92%			90%
Other	74,585	35,060	89%	39,525	15,341	63%	24,184
% of total revenue	13%			8%			10%
Total revenue	$582,774	$76,573	15%	$506,201	254,806	101%	$251,395

2020 compared to 2019 – Commission revenue increased $41.5 million, or 9% in 2020 compared to 2019 due to a $35.2 million increase in commission revenue from the Medicare segment and a $6.3 million increase in commission revenue from Individual, Family and Small Business segment. The increase in commission revenue from the Medicare segment was driven by a 16% increase in Medicare plan approved members, primarily attributable to a 39% growth in Medicare Advantage plan approved members, partially offset by a decrease in net adjustment revenue for the year ended December 31, 2020 compared to 2019 and a decline in the estimated constrained LTV for Medicare Advantage plans. Excluding $42.3 million revenue recorded in the fourth quarter of 2019 related to a change in estimate of expected cash commission collections for Medicare Advantage plans since we began selling such products through the third quarter of 2019, commission revenue increased 20% in 2020 as compared to 2019. The increase in commission revenue from Individual, Family and Small Business segment was primarily driven by a 21% increase in adjustment revenue and a 4% increase in individual and family plan approved members. See Segment Information below for further discussion.

Net adjustment revenue consists of increases in revenue for certain prior period cohorts as well as reductions in revenue for certain prior period cohorts. We recognize positive adjustments to revenue to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. Net adjustment revenue for our Medicare segment in 2020 and 2019 was $5.7 million and $55.3 million, respectively. For our Individual, Family and Small Business segment net adjustment revenue in 2020 and 2019 was $39.8 million and $32.9 million, respectively. See Note 2 – Revenue in our Notes to Consolidated Financial Statements for more information.

Other revenue increased $35.1 million, or 89% in 2020 compared to the same period in 2019 due to an increase in Medicare advertising revenue as a result of an increase in the size and number of advertising programs with certain carriers.

2019 compared to 2018 – Commission revenue increased $239.5 million, or 105% in 2019 compared to 2018 due to a $219.0 million increase in commission revenue from the Medicare segment and a $20.5 million increase in commission revenue from Individual, Family and Small Business segment. The increase in commission revenue from the Medicare segment was attributable to an 81% increase in Medicare plan approved members, higher LTVs for Medicare Advantage plans, and an increase in adjustment revenue from Medicare Advantage plans approved in prior periods. Of the adjustment revenue of $55.3 million for the year ended December 31, 2019, $42.3 million was related to a change in estimate of expected cash commission collections for Medicare Advantage plans since we began selling such products through the third quarter of 2019. The increase in individual and family commission revenue was primarily driven by an increase in LTVs for IFP plans and an increase in adjustment revenue from IFP plans approved in prior periods as we continued to observe longer member duration than initially anticipated at the time of enrollment for these plans

Other revenue increased $15.3 million, or 63%, in 2019 compared to 2018, primarily driven by a $17.4 million growth in Medicare advertising revenue, partially offset by a $2.1 million decline in revenue from our individual and family health insurance sponsorship advertising program.

Cost of Revenue

Cost of revenue consists of payments related to health insurance plans sold to members who were referred to our website by marketing partners with whom we have revenue-sharing arrangements. In order to enter into a revenue-sharing arrangement, marketing partners must be licensed to sell health insurance in the state where the policy is sold. Costs related to revenue-sharing arrangements are expensed as the related revenue is recognized.

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

Our cost of revenue is summarized as follows (dollars in thousands):

		Change			Change
	2020	$	%	2019	$	%	2018
Cost of revenue	$4,083	$1,345	49%	$2,738	$1,510	123%	1,228
% of total revenue	1%			1%			—%

2020 compared to 2019 – Cost of revenue increased $1.3 million in 2020, compared to $2.7 million in 2019, primarily due to increased activity from our revenue sharing arrangements.

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

Since the total volume of submitted applications that we receive from our marketing partners is largely outside of our control, particularly during any short-term period, and because of our tiered marketing partner arrangements, we could incur expenses in excess of, or below, the amounts we had planned in periods of rapid change in the volume of submitted applications from marketing partner referrals. Similar to our marketing partner channel, expenses in our online advertising channel will increase or decrease in relation to any increase or decrease in consumers referred to our website as a result of search engine advertising or retargeting campaigns. We recognize expenses in our online advertising member acquisition channels in the period in which the consumer clicks on the advertisement. Increases in submitted applications resulting from marketing partner referrals or visitors to our website from our online advertising channel has in the past, and could in the future, result in marketing and advertising expenses significantly higher than our expectations.

Our marketing and advertising expenses are summarized as follows (dollars in thousands):

		Change			Change
	2020	$	%	2019	$	%	2018
Marketing and advertising	$209,340	$59,091	39%	$150,249	$67,310	81%	$82,939
% of total revenue	36%			30%			33%

2020 compared to 2019 – Marketing and advertising expenses increased by $59.1 million or 39% in 2020, compared to 2019, primarily driven by a $56.3 million increase in Medicare plan related variable advertising costs, and $2.4 million increase in consulting. The increase in variable advertising expenses was due to an increase in our investment for Medicare enrollment growth and the increase in expense as a percentage of revenue reflects lower than expected volumes driven by underperformance of certain marketing channels.

2019 compared 2018 – Marketing and advertising expenses increased by $67.3 million or 81% in 2019, compared to 2018, primarily driven by a $59.3 million increase in Medicare plan related variable advertising costs and a $4.4 million increase in personnel costs due to higher headcount as we continued to invest in our marketing initiatives in Medicare-related products.

Customer Care and Enrollment

Customer care and enrollment expenses primarily consist of compensation and benefits costs for personnel engaged in assistance to applicants who call our customer care center and for enrollment personnel who assist applicants during the enrollment process.

Our customer care and enrollment expenses are summarized as follows (dollars in thousands):

		Change			Change
	2020	$	%	2019	$	%	2018
Customer care and enrollment	$172,895	$38,591	29%	$134,304	$63,757	90%	$70,547
% of total revenue	30%			27%			28%

2020 compared to 2019 – Customer care and enrollment expenses increased by $38.6 million, or 29%, in 2020 compared to 2019. This increase was primarily driven by $27.5 million increase in personnel costs associated with an increase in customer care and enrollment headcount, $5.1 million increase in consulting expenses, $2.8 million increase in facilities and other operating expenses, $1.3 million increase in stock-based compensation and $1.0 million increase in licensing costs.

2019 compared to 2018 – Customer care and enrollment expenses increased by $63.8 million, or 90%, in 2019 compared to 2018. This increase was primarily due to a $28.4 million increase in personnel costs and a $24.3 million increase for the external agents hired for the AEP in the fourth quarter. The increase in personnel costs resulted from higher headcount in the lower application volume quarters compared to the prior year as we started to hire and train agents earlier in 2019 in preparation for the AEP in the fourth quarter, a significant increase in overtime costs and average call length during the peak volume period in the fourth quarter, as well as the expenses incurred related to the opening of the new customer care center in Indianapolis.

Historically, we experienced a seasonal increase in customer care and enrollment costs during the third and fourth quarters primarily due to increased customer care center staffing to handle the anticipated increased volume of health insurance transactions during the AEP in the fourth quarter. A significant portion of these costs were due to increased outsourced vendor agent costs. Going forward, we plan to shift to a predominantly internal agent model and will employ and maintain the majority of our health insurance agent force year-round. We expect to increase our internal agents' utilization outside of the enrollment periods by expanding our offerings of ancillary products and increasing our outbound calling efforts. As a result, we expect to incur increased customer care and enrollment costs beginning earlier in 2021 and a reduced level of outsourced vendor agent costs during the fourth quarter AEP season.

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

Our technology and content expenses are summarized as follows (dollars in thousands):

		Change			Change
	2020	$	%	2019	$	%	2018
Technology and content	$65,188	$18,103	38%	$47,085	$15,115	47%	$31,970
% of total revenue	11%			9%			13%

2020 compared to 2019 – Technology and content expenses increased $18.1 million, or 38%, in 2020 compared to 2019, primarily driven by increases of $8.4 million in personnel and compensation costs, $5.8 million in facilities and other operating costs, $3.9 million in amortization of internally developed software and $1.8 in stock-based compensation expense, partially offset by $2.1 million decrease in consulting expense.

2019 compared 2018 – Technology and content expenses increased $15.1 million, or 47%, in 2019 compared to 2018, primarily driven by increases of $5.3 million in personnel and compensation costs, $3.3 million in consulting expenses, and $2.6 million in facilities and other operating costs.

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

Our general and administrative expenses are summarized as follows (dollars in thousands):

		Change			Change
	2020	$	%	2019	$	%	2018
General and administrative	$76,452	$12,302	19%	$64,150	$18,322	40%	$45,828
% of total revenue	13%			13%			18%

2020 compared to 2019 – General and administrative expenses increased by $12.3 million, or 19%, in 2020 compared to 2019, primarily driven by increases of $5.2 million in compensation and personnel costs, $3.0 million in consulting expense, and $2.8 million in facilities and other operating costs.

2019 compared to 2018 – General and administrative expenses increased by $18.3 million, or 40%, in 2019 compared to 2018, primarily driven by increases of $7.5 million in compensation and personnel costs, $5.4 million in stock-based compensation expense, and $2.5 million in legal and professional fees.

Change in Fair Value of Earnout Liability

During the year ended December 31, 2020, there were no changes in fair value of earnout liability as the earnout consideration was settled in January 2020. During the year ended December 31, 2019, we recorded a $24.1 million increase in the fair value of earnout liability. The adjustment to fair value of earnout liability in 2019 was due to an increase in the value of our common stock since our acquisition of GoMedigap in January 2018.

Amortization of Intangible Assets

Our intangible asset amortization expense is summarized as follows (dollars in thousands):

		Change			Change
	2020	$	%	2019	$	%	2018
Amortization of intangible assets	$1,493	$(694)	(32)%	$2,187	$96	5%	$2,091
% of total revenue	—%			—%			1%

2020 compared to 2019 – Amortization expense was primarily related to intangible assets purchased through our acquisitions. Amortization expense decreased in 2020 compared to 2019 due to certain intangible assets being fully amortized in 2020.

2019 compared to 2018 – Amortization expense was primarily related to intangible assets purchased through our acquisitions of PlanPrescriber and GoMedigap. Amortization expense in 2019 remained flat compared to 2018.

Other Income, Net

Other income, net, primarily consisted of interest income, sublease income, and margin earned on commissions received from Medicare plan members transferred to us in 2010 through 2012 by a broker partner, partially offset by interest expense on finance leases and debt and other bank fees.

Our other income, net is summarized as follows (dollars in thousands):

		Change			Change
	2020	$	%	2019	$	%	2018
Other income, net	$666	$(1,424)	(68)%	$2,090	$1,335	177%	$755
% of total revenue	—%			—%			—%

2020 compared to 2019 – Other income, net, decreased by $1.4 million or 68% in 2020 compared to 2019 due primarily to a decrease in interest income.

2019 compared to 2018 – Other income, net, increased by $1.3 million or 177% in 2019 compared to 2018 primarily driven by an increase in interest income and an increase in margin earned on from members previously transferred from a broker partner, partially offset by the accretion of debt related costs incurred from the debt facility that we entered into in 2018 and amended in 2019.

Provision for Income Taxes

The following table presents our provision for income taxes for the years presented below (dollars in thousands):

		Change			Change
	2020	$	%	2019	$	%	2018
Provision for income taxes	$8,539	$(8,073)	(49)%	$16,612	$13,547	442%	$3,065
Effective tax rate	15.8%			19.9%			92.7%

2020 compared to 2019 – For the year ended December 31, 2020, we recorded a provision for income taxes of $8.5 million representing an effective tax rate of 15.8%, which is lower than the effective tax rate of 19.9% in 2019 primarily due to increased impact from stock-based compensation tax benefits and higher research and development tax credits as compared to 2019.

2019 compared to 2018 – For the year ended December 31, 2019, we recorded a provision for income taxes of $16.6 million representing an effective tax rate of 19.9%, which is lower than the effective federal tax rate of 92.7% for 2018 primarily due to a $2.4 million valuation allowance which was recorded in 2018 against certain state net operating losses.

Segment Information

We report segment information based on how our chief executive officer, who is our chief operating decision maker, or CODM, regularly reviews our operating results, allocates resources, and makes decisions regarding our business operations. The performance measures of our segments include total revenue and profit. Our business structure is comprised of two operating segments:

•Medicare; and
•Individual, Family and Small Business.

Our CODM does not separately evaluate assets by segment, with the exception of commissions receivable, by segment, and therefore assets by segment are not presented.

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

Segment profit is calculated as total revenue for the applicable segment less direct and allocated marketing and advertising, customer care and enrollment, technology and content and general and administrative operating expenses, excluding stock-based compensation expense, change in fair value of earnout liability, depreciation and amortization expense, and amortization of intangible assets.

Our operating segment revenue and profit are summarized as follows (in thousands):

		Change			Change
	2020	$	%	2019	$	%	2018
Revenue
Medicare	$516,762	$69,801	16%	$446,961	$236,391	112%	$210,570
Individual, Family and Small Business	66,012	6,772	11%	59,240	18,415	45%	40,825
Total revenue	$582,774	76,573	15%	$506,201	254,806	101%	$251,395
Segment profit
Medicare segment profit	$101,963	(53,271)	(34)%	$155,234	94,390	155%	$60,844
Individual, Family and Small Business segment profit	39,383	16,015	69%	23,368	17,565	303%	5,803
Total segment profit	141,346	(37,256)	(21)%	178,602	111,955	168%	66,647
Corporate	(57,664)	(12,290)	27%	(45,374)	(12,378)	38%	(32,996)
Stock-based compensation expense	(25,172)	(2,602)	12%	(22,570)	(10,281)	84%	(12,289)
Depreciation and amortization	(3,694)	(711)	24%	(2,983)	(504)	20%	(2,479)
Change in fair value of earnout liability	—	24,079	(100)%	(24,079)	(11,779)	96%	(12,300)
Restructuring charges	—	—	*	—	1,865	(100)%	(1,865)
Acquisition costs	—	—	*	—	76	(100)%	(76)
Amortization of intangible assets	(1,493)	694	(32)%	(2,187)	(96)	5%	(2,091)
Other income, net	666	(1,424)	(68)%	2,090	1,335	177%	755
Income before income taxes	$53,989	$(29,510)	(35)%	$83,499	$80,193	2,426%	$3,306
_______

*     Percentage calculated is not meaningful.

2020 compared to 2019

Revenue – Revenue from Medicare segment revenue grew $69.8 million or 16% in 2020 compared to 2019, primarily attributable to an increase in Medicare Advantage plan related commission revenue of $35.2 million and an increase in other revenue of $34.6 million. Excluding $42.3 million revenue resulting from a change in estimate recorded in the fourth quarter of 2019 regarding expected cash commission collections for Medicare Advantage plans since we began selling such products through the third quarter of 2019, Medicare segment revenue increased 28% in 2020 compared to 2019.The increase in Medicare Advantage commission revenue was driven by 39% growth in Medicare Advantage approved members. The overall growth of our Medicare business was a result of our investment and marketing efforts in this segment and the increases in approved application volume due to the open enrollment period in the first quarter and the COVID-19 related special enrollment period introduced in the second quarter. The increase in other revenue was driven by an increase in advertising revenue due to increases in size and number of advertising arrangements.

Revenue from Individual, Family and Small Business segment grew $6.8 million, or 11% in 2020 compared to 2019, primarily attributable to $6.3 million increase in commission revenue. The increase in commission revenue from Individual, Family and Small Business segment was primarily due to an increase in adjustment revenue of $7.0 million in 2020 compared to 2019, partially offset by $0.6 million decrease in commission revenue from members approved during the period. We recognized $39.8 million adjustment revenue in 2020 due to stronger retention rates for earlier period cohorts of certain products based on our latest LTV assessment.

Segment Profit – Our Medicare segment profit was $102.0 million in 2020, a decrease of $53.3 million or 34%, compared to 2019. This was primarily due to a $123.1 million increase in operating expenses, excluding stock-based compensation expense, change in earnout liability, depreciation and amortization expenses, and amortization of intangible assets, partially offset by a $69.8 million increase in revenue. The increase in operating expenses was mostly attributable to increases in marketing costs and customer care and enrollment costs as we continued to invest in telesales capacity, internal agent counts, agent productivity tools and incentives, customer engagement and retention initiatives, and enhancements to our technology platform. Our Medicare segment profit was negatively impacted by the underperformance of our outsourced external agent force and certain of our marketing channels during the fourth quarter 2020 AEP. We also believe that some external factors, including the COVID-19 pandemic and, to a lesser extent, the prolonged election cycle, might have influenced consumer demand.

Our Individual, Family and Small Business segment profit was $39.4 million in 2020, an increase of $16.0 million or 69% compared to 2019. The increase was primarily driven by a $6.8 million increase in revenue and a $9.2 million decrease in operating expenses, excluding stock-based compensation expense, change in earnout liability, depreciation and amortization expenses, and amortization of intangible assets.

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

Revenue from Individual, Family and Small Business segment grew $18.4 million or 45% in 2019 compared to 2018, primarily attributable to $11.1 million increase in non-qualified health plans commission revenue and $7.0 million increase in ancillary commission revenue. The increases were primarily attributable to an increase in net adjustment revenue.

Segment Profit – Our Medicare segment profit was $155.2 million in 2019, an increase of $94.4 million or 155%, compared to 2018. This was primarily driven by a $236.4 million increase in revenue, partially offset by a $142.0 million increase in operating expenses, excluding stock-based compensation expense, change in earnout liability, depreciation and amortization expenses, and amortization of intangible assets. The increase in operating expenses was mostly attributable to increased variable marketing costs and customer care and enrollment costs.

Our Individual, Family and Small Business segment profit was $23.4 million in 2019, an increase of $17.6 million or 303% compared to 2018. The increase was primarily driven by an $18.4 million increase in revenue and a $0.9 million increase in operating expenses, excluding stock-based compensation expense, change in earnout liability, depreciation and amortization expenses, and amortization of intangible assets.

Liquidity and Capital Resources

Our cash, cash equivalents, and short-term marketable securities are summarized as follows (in thousands):

	December 31, 2020	December 31, 2019
Cash and cash equivalents	$43,759	$23,466
Short-term marketable securities	49,620	—
Total cash, cash equivalents, and short-term marketable securities	$93,379	$23,466

We believe our current cash and cash equivalents, credit facility, and expected cash collections will be sufficient to fund our operations for at least twelve months after the filing date of this Annual Report on Form 10-K. Our future capital requirements will depend on many factors, including our expected membership, retention rates, and our level of investment in technology, marketing and advertising and our customer care initiatives. In addition, our cash position could be impacted by further acquisitions and investments we make to pursue our growth strategy.

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

As of December 31, 2020 and 2019, our cash and cash equivalents totaled $43.8 and $23.5 million, respectively. Cash equivalents, which are comprised of financial instruments with an original maturity of 90 days or less from the date of purchase, primarily consist of money market funds. The increase in cash and cash equivalents reflects $201.2 million of net cash provided by financing activities, partially offset by $73.3 million of net cash used in investing activities and $107.9 million of net cash used in operating activities. See Note 6 — Equity in our Notes to Consolidated Financial Statements for information regarding our equity offering in March 2020. We also had $3.4 million in restricted cash as of December 31, 2020 and December 31, 2019.

As of December 31, 2020 and 2019, we had 1.1 million and 1.0 million shares held in treasury stock, respectively, that were shares repurchased to satisfy tax withholding obligations. As of December 31, 2020 and 2019, we had a total of 11.8 million and 11.6 million shares held in treasury stock, respectively, including 10.7 million shares previously repurchased.

Our cash flows are summarized as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Net cash used in operating activities	$(107,860)	$(71,492)	$(3,230)
Net cash used in investing activities	(73,283)	(16,944)	(25,757)
Net cash provided by financing activities	201,249	102,141	1,860

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

A significant portion of our marketing and advertising expenses is driven by the number of health insurance applications submitted on our ecommerce platforms. Since our marketing and advertising costs are expensed and generally paid as incurred, and since commission revenue is recognized upon approval of a member but commission payments are paid to us over time, our operating cash flows could be adversely impacted by a substantial increase in the volume of applications submitted during a quarter or positively impacted by a substantial decline in the volume of applications submitted during a quarter. During the Medicare AEP which takes place during the last quarter of each year, we experience an increase in the number of submitted Medicare-related health insurance applications and marketing and advertising expenses compared to outside of Medicare annual enrollment periods. Similarly, during open enrollment periods for individual and family health insurance plans which takes place during the first quarter of each year, we experience an increase in the number of submitted individual and family plan health insurance applications and marketing and advertising expenses compared to outside of open enrollment periods. The timing of open enrollment periods for individual and family health insurance and the Medicare AEP and open enrollment period for Medicare-related health insurance can positively or negatively affect our cash flows during each quarter.

Year Ended December 31, 2020 – Net cash used in operating activities was $107.9 million during the year ended December 31, 2020, primarily driven by cash used from changes in net operating assets and liabilities of $201.3 million, partially offset by net income of $45.5 million and adjustments for non-cash items of $48.0 million. Cash used from changes in net operating assets and liabilities during the year ended December 31, 2020 primarily consisted of an increase of $205.2 million in contract assets – commissions receivable, a decrease of $9.0 million in accrued compensation and benefits, an increase of $6.2 million in prepaid expenses and other assets and a decrease of $2.3 million in deferred revenue, partially offset by increases of $12.3 million in accounts payable, $5.7 million in accrued marketing expenses, and $2.8 million in accrued expenses and other liabilities. Adjustments for non-cash items primarily consisted of $25.2 million of stock-based compensation expense, $8.8 million change in deferred income taxes, $7.8 million of amortization of internally-developed software, and $1.5 million of amortization of intangible assets.

Year Ended December 31, 2019 – Net cash used in operating activities was $71.5 million in 2019, consisted of cash used for working capital needs and other activities of $209.5 million, partially offset by net income of $66.9 million and adjustments for non-cash items totaling $71.1 million. Adjustments for non-cash items primarily consisted of $24.1 million change in fair value of earnout liabilities, $22.6 million of stock-based compensation expense, $16.2 million increase in deferred income taxes, $3.8 million of amortization of internally-developed software, $3.0 million of depreciation and amortization, and $2.2 million of amortization of intangible assets. The cash decrease resulting from changes in working capital in 2019 primarily consisted of $243.4 million increase in commissions receivable, partially offset by increases of $19.7 million in accounts payable, $8.8 million in accrued compensation and benefits, $1.9 million in accrued expenses and other liabilities, $1.7 million in deferred revenue, and $1.0 million in accrued marketing expenses.

Year Ended December 31, 2018 – Net cash used in operating activities was $3.2 million during the year ended December 31, 2018, primarily driven by changes in net operating assets and liabilities of $38.6 million and, partially offset by adjustments for non-cash items of $35.1 million. Adjustments for non-cash items primarily consisted of $12.5 million of stock-based compensation expense, $12.3 million change in fair value of earnout liability, $2.8 million change in deferred income taxes, $2.5 million of depreciation and amortization, $2.2 million of amortization of internally-developed software, and $2.1 million of amortization of intangible assets. Cash used from changes in net operating assets and liabilities during the year ended December 31, 2018 primarily consisted of increases of $51.0 million in contract assets – commissions receivable and $2.1 million in accounts receivable, partially offset by increases of $6.3 million in accrued marketing expenses, $5.1 million in accrued compensation and benefits, and $1.4 million in accounts payable.

Investing Activities

Our investing activities primarily consist of purchases and redemption of marketable securities, purchases of computer hardware and software to enhance our website and customer care operations, leasehold improvements related to facilities expansion, internal-use software and the purchase of certain intangible assets.

Year Ended December 31, 2020 – Net cash used in investing activities of $73.3 million during 2020 mainly consisted of $180.5 million used to purchase marketable securities, $16.0 million of capitalized internal-use software and website development costs, and $7.8 million used to purchase property and equipment and other assets, partially offset by $131.0 million of proceeds from redemption and maturities of marketable securities.

Year Ended December 31, 2019 – Net cash used in investing activities of $16.9 million during 2019 mainly consisted of $10.2 million of capitalized internal-use software and website development costs and $6.6 million used to purchase property and equipment and other assets.

Year Ended December 31, 2018 – Net cash used in investing activities of $25.8 million during 2018 was due to $14.9 million of net cash used to acquire GoMedigap, $6.3 million of capitalized internal-use software and website development costs, and $4.5 million used to purchase property and equipment and other assets.

Financing Activities

Year Ended December 31, 2020 – Net cash provided by financing activities of $201.2 million during 2020 was primarily attributable to $228.0 million proceeds from issuance of common stock, net of issuance costs and $1.9 million of net proceeds from exercise of common stock options, partially offset by $19.8 million cash used for share repurchases to satisfy employee tax withholding obligations and $8.8 million of acquisition-related contingent consideration payments.

Year Ended December 31, 2019 – Net cash provided by financing activities of $102.1 million during 2019 was primarily attributable to $126.1 million proceeds from issuance of common stock, net of issuance costs and $5.5 million of net proceeds from exercise of common stock options, partially offset by $14.3 million cash used for share repurchases to satisfy employee tax withholding obligations, $9.5 million of acquisition-related contingent payments, and $5.0 million repayment of debt.

Year Ended December 31, 2018 – Net cash provided by financing activities of $1.9 million during 2018 was primarily due to $5.0 million of proceeds from drawing on our line of credit, $2.7 million of net proceeds from exercises of common stock options, partially offset by $4.5 million used for share repurchases to satisfy employee tax withholding obligations, and $1.2 million of debt issuance costs.

Common Stock Issuance

In January 2019, we entered into an underwriting agreement with RBC Capital Markets, LLC and Credit Suisse Securities (USA) LLC as representatives of the several underwriters to issue and sell a total of 2,760,000 shares of our common stock in a public offering, which total included the exercise in full of the underwriters’ option to purchase 360,000 additional shares of common stock, at a price to the public of $48.50 per share, for total net proceeds of $126.2 million, after deducting underwriting discounts, commissions and offering expenses.

In March 2020, we entered into an underwriting agreement to issue and sell a total of 2,070,000 shares of common stock, which total included the exercise in full of the underwriters’ option to purchase 270,000 additional shares of common stock, at a price to the public of $115.00 per share. Net proceeds from the offering were approximately $228.0 million after deducting underwriting discounts, commissions and expenses of the offering. We intend to use the net proceeds of the offering for general corporate purposes, including working capital.

Preferred Stock

On February 17, 2021, we entered into an investment agreement with H.I.G. pursuant to which we have agreed to sell to H.I.G. at closing, 2,250,000 shares of our newly designated Series A preferred stock at an aggregate purchase price of $225.0 million, at a price of $100 (the “Stated Value” per share of Series A preferred stock) per share. The Private Placement is subject to closing conditions, including, among others: (i) the expiration or early termination of the waiting period (and any extension thereof) applicable to the consummation of the Private Placement under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; (ii) the confirmation by Nasdaq that it has no objection to the terms and conditions of the Private Placement; and (iii) the determination that consummation of the Private Placement would not cause our outside auditor to no longer be deemed independent under the rules and regulations of the Securities and Exchange Commission or the Public Company Accounting Oversight Board. The parties have agreed to cooperate with each other and use reasonable best efforts to promptly take such actions to cause the closing conditions to be satisfied as promptly as reasonably practicable.

Dividends will initially accrue on the Series A preferred stock daily at 8% per annum on the Stated Value per share and compound semiannually, payable in kind until the second anniversary of the closing date of the Private Placement on June 30 and December 31 of each year, beginning on June 30, 2021, and thereafter 6% payable in kind and 2% payable in cash in arrears on June 30 and December 31 of each year, beginning on June 30, 2023 (each, a “Cash Dividend Payment Date”). Dividends payable in kind will be cumulative. The Series A preferred stock will also participate, on an as-converted basis (without regard to conversion limitations) in all dividends paid to the holders of our common stock. If we fail to declare and pay full cash dividend payments as required by the certificate of designations for the Series A preferred stock for two consecutive Cash Dividend Payment Dates, the cash dividend rate then in effect shall increase one time by 2%, retroactive to the first day of the semiannual period immediately preceding the first Cash Dividend Payment Date at which we failed to pay such accrued cash dividends, until such failure to pay full cash dividends is cured (at which time the dividend rate shall return to the rate prior to such increase). The dividend rights of the Series A preferred stock are senior to all of our other equity securities.

At any time on or after the sixth anniversary of the closing date of the Private Placement, each holder of Series A preferred stock will have the right to require us to redeem all or any portion of the Series A preferred stock for cash at a price calculated as set forth in the certificate of designations. In addition, upon certain change of control events, holders of Series A preferred stock can require us, subject to certain exceptions, to repurchase any or all of their Series A preferred stock.

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

As of December 31, 2020 and 2019, we had no outstanding principal amount under our revolving credit facility. See Note 11 – Debt of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information regarding this credit agreement and subsequent amendment.

Acquisition

On January 22, 2018, we completed our acquisition of Wealth, Health and Life Advisors, LLC, more commonly known as GoMedigap, a technology-enabled provider of Medicare Supplement enrollment services. The acquisition price paid at closing of the transaction consisted of cash of $15.0 million, less $0.1 million cash acquired, and approximately 294,637 shares of our common stock. In addition, we were obligated to pay an additional $20.0 million in cash and 589,275 shares of our common stock, subject to the terms of the acquisition agreement and upon final determination of the achievement of certain milestones in 2018 and 2019. The first and second earnout liability payments were made in February 2019 and January 2020, respectively. See Note 5 – Fair Value Measurements of our Notes to Consolidated Financial Statements for the discussion on the milestone payments.

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

Among our significant accounting policies, which are described in Note 1 – Summary of Business and Significant Accounting Policies in our Notes to Consolidated Financial Statements, the following accounting policies and specific estimates involve a greater degree of judgments and complexity:

•Revenue recognition and contract assets - commission receivable;
•Stock-based compensation; and
•Accounting for income taxes.

During the year ended December 31, 2020, there were no significant changes to our critical accounting policies and estimates.

Revenue Recognition and Contract Assets - Commission Receivable

Commission Revenue – Our commission revenue results from approval of an application from health insurance carriers, which we define as our customers under ASC 606.  Our commission revenue is primarily comprised of commissions from health insurance carriers which is computed using the estimated constrained lifetime values as the “constrained LTVs” of commission payments that we expect to receive.

We estimate commission revenue for each insurance product by using a portfolio approach to a group of approved members by plan type and the effective month of the relevant plan, which we refer to as “cohorts”. We estimate the commissions we expect to collect for each approved member cohort by evaluating various factors, including but not limited to, commission rates, carrier mix, estimated average plan duration, the regulatory environment, and cancellations of insurance plans offered by health insurance carriers with which we have a relationship. Contract assets - commissions receivable represent the variable consideration for policies that have not renewed yet and therefore are subject to the same assumptions, judgements and estimates used when recognizing revenue as noted above.

For Medicare-related, individual and family and ancillary health insurance plans, our services are complete once a submitted application is approved by the relevant health insurance carrier. Accordingly, we recognize commission revenue based upon the total estimated lifetime commissions we expect to receive for selling the plan after the carrier approves an application, net of an estimated constraint. We refer to these as estimated and constrained LTVs for the plan. We provide annual services in selling and renewing small business health insurance plans; therefore, we recognize small business health insurance plan commission revenue at the time the plan is approved by the carrier, and when it renews each year thereafter, equal to the estimated commissions we expect to collect from the plan over the following twelve months. Our estimate of commission revenue for each product line is based on a number of assumptions, which include, but are not limited to, estimating conversion of an approved member to a paying member, forecasting average plan duration and forecasting the commission amounts likely to be received per member. These assumptions are based on our analysis of historical trends for the different cohorts and incorporate management’s judgment in interpreting those trends to apply the constraints discussed below. The estimated average plan duration used to calculate Medicare health insurance plan LTVs historically has been approximately 3-5 years, while the estimated average plan duration used to calculate the LTV for major medical individual and family health insurance plans historically has been approximately six months to 3 years. To the extent we make changes to the assumptions we use to calculate constrained LTVs, we recognize any material impact of the changes to commission revenue in the reporting period in which the change is made, including revisions of estimated lifetime commissions either below or in excess of previously estimated constrained LTV recognized as revenue.

We recognize revenue for members approved during the period by applying the latest estimated constrained LTV for that product. We recognize adjustment revenue for members approved in prior periods when our cash collections are different from the estimated constrained LTVs. Adjustment revenue is a result of a change in estimate of expected cash collections when actual cash collections have indicated a trend that is different from the estimated constrained LTV for the revenue recognized at the time of approval. Adjustment revenue can be positive or negative and we recognize adjustment revenue when we do not believe there is a probable reversal. We assess the risk of reversal based on statistical analysis given historical information and consideration of the constraints used at the time of approval.

Adjustment revenue can have a significant favorable or unfavorable impact on our revenue and we seek to enhance our LTV estimation models to improve the accuracy and to reduce the fluctuations of our LTV estimates.

Other Revenue – Sponsorship and Advertising – Our sponsorship and advertising program allows carriers to purchase advertising space in specific markets in a sponsorship area on our website. In return, we are typically paid a fee, which is recognized over the period that advertising is displayed, and often a performance fee based on metrics such as submitted health insurance applications, which is recognized when control has been transferred. We also offer Medicare advertising services, which include website development, hosting and maintenance. In these instances, we are typically paid a fixed, up-front fee, which we recognize as revenue as control is transferred ratably over the service period.

Stock-Based Compensation

We recognize stock-based compensation expense in the accompanying Consolidated Statements of Comprehensive Income based on the fair value of our stock-based awards over their respective vesting periods, which is generally four years. The estimated attainment of performance-based awards and related expense is based on the expectations of revenue and earnings target achievement. The estimated fair value of performance awards with market conditions is determined using the Monte-Carlo simulation model. The assumptions used in calculating the fair value of stock-based payment awards and expected attainment of performance-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. We will continue to use judgment in evaluating the expected term and volatility related to our own stock-based awards on a prospective basis, and incorporating these factors into the model. Changes in key assumptions could significantly impact the valuation of such instruments. The estimated grant date fair value of our stock options is determined using the Black-Scholes-Merton pricing model and a single option award approach. The weighted-average expected term for stock options granted is calculated using historical option exercise behavior. The dividend yield is determined by dividing the expected per share dividend during the coming year by the grant date stock price. Through December 31, 2020, we had not declared or paid any cash dividends to common stock holders, and we do not expect to pay any in the foreseeable future. We base the risk-free interest rate on the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term of our stock options. Expected volatility is determined using a combination of the implied volatility of publicly traded options in our stock and historical volatility of our stock price.

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

Contractual Obligations and Commitments

The following table presents a summary of our future minimum payments under non-cancellable operating lease agreements and contractual service and licensing obligations as of December 31, 2020 (in thousands):

Years Ending December 31,	Operating Lease Obligations*	Service and Licensing Obligations	Total Obligations
2021	$7,644	$5,775	$13,419
2022	7,701	3,408	11,109
2023	8,033	2,745	10,778
2024	7,832	2,056	9,888
2025	8,009	1,353	9,362
Thereafter	19,408	1,353	20,761
Total	$58,627	$16,690	$75,317
_______

*     See Note 10 – Leases of our Notes to Consolidated Financial Statements for details of our operating lease obligations.

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

Off-Balance Sheet Arrangements

As of December 31, 2020, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenue, or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Recent Accounting Pronouncements

See Note 1 – Summary of Business and Significant Accounting Policies in the Notes to Consolidated Financial Statements for the recently issued accounting standards that could have an effect on us.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments that are exposed to concentrations of credit risk principally consist of cash and cash equivalents, marketable securities, accounts receivable, and contract assets – commission receivable.

Our cash, cash equivalents, short-term marketable securities, and restricted cash are summarized as follows (in thousands):

	December 31, 2020	December 31, 2019
Cash and cash equivalents (1) (2)	$43,759	$23,466
Short-term marketable securities(2)	49,620	—
Restricted cash	3,354	3,354
Total cash, cash equivalents, short-term marketable securities, and restricted cash	$96,733	$26,820
_________________

(1)We deposit our cash and cash equivalents in accounts with major banks and financial institutions and such deposits are in excess of federally insured limits. We also have deposits with a major bank in China that are denominated in both U.S. dollars and Chinese Yuan Renminbi and are not insured by the U.S. federal government.

(2)See Note 5 – Fair Value Measurements in our Notes to Consolidated Financial Statements for more information on our cash and cash equivalents and marketable securities.

Our portfolio of available-for-sale debt securities is exposed to credit and interest rate risk. As of December 31, 2020, we invested $49.6 million in marketable securities primarily consisting of commercial paper and agency bonds with credit rating of AA+ or equivalent by S&P Rating and Moody's Investor Services. The maturity of these securities were below two years. See Note 5 – Fair Value Measurements in our Notes to Consolidated Financial Statements for further discussion on our available-for-sale debt securities.

As of December 31, 2020, our net contract assets consisted of commissions receivable balance of $792.4 million. Our contracts with carriers expose us to credit risk that a financial loss could be incurred if the counterparty does not fulfill its financial obligation. While we are exposed to credit losses due to the non-performance of our counterparties, we consider the risk of this remote. We estimate our maximum credit risk in determining the commissions receivable amount recorded on the balance sheet. Upon the adoption of ASC 326, we recorded $1.5 million of allowance for credit losses for our commissions receivable balance as of December 31, 2019. During the year ended December 31, 2020, we recorded an additional $0.5 million for the allowance for credit losses. See Note 1 – Summary of Business and Significant Accounting Policies in our Notes to Consolidated Financial Statements for additional information regarding the accounting standard adoption.

Our total contract assets and accounts receivable as of December 31, 2020 and December 31, 2019 are summarized as follows (in thousands):

	December 31, 2020	December 31, 2019
Contract assets – commissions receivable – current	$219,153	$174,526
Contract assets – commissions receivable – non-current	573,252	414,696
Accounts receivable	1,799	2,332
Total contract assets and accounts receivable	$794,204	$591,554

Foreign Currency Exchange Risk

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
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of eHealth, Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2021 expressed an unqualified opinion thereon.

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
The Company recognized commission revenue of approximately $508.2 million in 2020 and related commissions receivable were approximately $792.4 million at December 31, 2020. As described in Notes 1 and 2 to its consolidated financial statements, the Company’s commission revenue is recognized as the amount of the total estimated lifetime value of the commissions expected to be received when a member obtains a plan through the Company and is approved by the carrier (“LTV”).

Auditing management’s determination of the LTV of commission revenue was especially complex and highly judgmental due to the complexity of the models used and the subjectivity required by the Company to estimate the amount and timing of future cash flows, calculate the amount of commission revenue that is probable of not being reversed, and determine the timing and amount of any adjustment revenue that results from changes in the estimates of previously recorded LTV. The Company utilizes statistical tools and methodologies to estimate member attrition, which is a key driver when estimating the amount and timing of future cash flows and can be particularly volatile during the first several years. To determine the initial constraint to be applied to LTV, the Company evaluates the difference between prior estimates of LTV and actual cash received and applies judgment to determine the constraint to apply. For the ongoing evaluation of the constraint, the Company also analyzes whether circumstances have changed and considers any known or potential modifications to the inputs into LTV and the factors that can impact the amount of cash expected to be collected in future periods such as commission rates, carrier mix, estimated average plan duration, changes in laws and regulations, and cancellations of insurance plans offered by health insurance carriers with which the Company has a relationship. The Company also compares actual versus expected cash collections of previously recorded LTV and assesses qualitative and quantitative factors to determine whether adjustment revenue should be recognized and, if so, the amount and timing of such.

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

Our audit procedures also included, among others, evaluating the methodology used and significant assumptions discussed above, and testing the completeness and accuracy of the underlying data used by the Company. We involved our valuation specialists to assist in our testing of the estimated average plan duration, which includes member attrition assumptions, including performing certain corroborative calculations. We inspected and compared the results of the Company’s retrospective review analysis of historical estimates for certain plan effective years to historical cash collection experience, including reperforming the calculations and validating the completeness and accuracy of the underlying data used. In addition, we performed inquiries of key personnel regarding their evaluation of changes to LTV, the adjustments made to the constraint for current and expected future economic conditions, and any decisions on the timing and amount of adjustment revenue recognized. We also reviewed analyst reports, press releases, and other relevant third-party and/or industry trends data for contrary evidence including competitor data.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2000.
Redwood City, California
February 26, 2021

EHEALTH, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	December 31, 2020*	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$43,759	$23,466
Short-term marketable securities	49,620	—
Accounts receivable	1,799	2,332
Contract assets – commissions receivable – current	219,153	174,526
Prepaid expenses and other current assets	16,661	7,822
Total current assets	330,992	208,146
Contract assets – commissions receivable – non-current	573,252	414,696
Property and equipment, net	14,609	10,518
Operating lease right-of-use assets	42,558	36,621
Restricted cash	3,354	3,354
Other assets	26,455	18,004
Intangible assets, net	8,569	10,062
Goodwill	40,233	40,233
Total assets	$1,040,022	$741,634
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$36,921	$24,554
Accrued compensation and benefits	20,542	29,578
Accrued marketing expenses	17,788	12,041
Earnout liability – current	—	37,273
Lease liabilities – current	5,192	4,759
Deferred revenue	308	2,570
Other current liabilities	3,657	2,210
Total current liabilities	84,408	112,985
Commitments and contingencies
Deferred income taxes – non-current	72,317	64,130
Lease liabilities – non-current	41,369	34,305
Other non-current liabilities	4,370	3,050
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 10,000 authorized; none issued and outstanding	—	—
Common stock, par value $0.001 per share; 100,000 authorized; 37,755 and 34,752 issued as of December 31, 2020 and 2019, respectively; 25,924 and 23,136 outstanding as of December 31, 2020 and 2019, respectively	38	35
Additional paid-in capital	721,013	455,159
Treasury stock, at cost: 11,831 and 11,616 shares as of December 31, 2020 and 2019, respectively	(199,998)	(199,998)
Retained earnings	316,155	271,852
Accumulated other comprehensive income	350	116
Total stockholders’ equity	837,558	527,164
Total liabilities and stockholders’ equity	$1,040,022	$741,634
_____________
*    Reflects the impact from the adoption of ASC 326 on January 1, 2020. See Note 1 – Summary of Business and Significant Accounting Policies for details.

The accompanying notes are an integral part of these consolidated financial statements.

EHEALTH, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share amounts)

	Year Ended December 31,
	2020	2019	2018
Revenue
Commission	$508,189	$466,676	$227,211
Other	74,585	39,525	24,184
Total revenue	582,774	506,201	251,395
Operating costs and expenses
Cost of revenue	4,083	2,738	1,228
Marketing and advertising	209,340	150,249	82,939
Customer care and enrollment	172,895	134,304	70,547
Technology and content	65,188	47,085	31,970
General and administrative	76,452	64,150	45,828
Amortization of intangible assets	1,493	2,187	2,091
Change in fair value of earnout liability	—	24,079	12,300
Restructuring charges	—	—	1,865
Acquisition costs	—	—	76
Total operating costs and expenses	529,451	424,792	248,844
Income from operations	53,323	81,409	2,551
Other income, net	666	2,090	755
Income before income taxes	53,989	83,499	3,306
Provision for income taxes	8,539	16,612	3,065
Net income	$45,450	$66,887	$241
Net income per share:
Basic	$1.75	$2.90	$0.01
Diluted	$1.68	$2.73	$0.01
Weighted-average number of shares used in per share amounts:
Basic	26,025	23,075	19,294
Diluted	27,014	24,539	20,409
Comprehensive income:
Net income	$45,450	$66,887	$241
Unrealized holding gain for available for sale debt securities, net of tax	28	—	—
Foreign currency translation adjustment	206	(11)	(75)
Comprehensive income	$45,684	$66,876	$166

The accompanying notes are an integral part of these consolidated financial statements.

EHEALTH, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2017	29,880	$30	$281,706	11,238	$(199,998)	$204,724	$202	$286,664
Issuance of common stock in connection with equity incentive plans	688	1	2,687	—	—	—	—	2,688
Repurchase of shares to satisfy employee tax withholding obligations	—	—	(4,504)	188	—	—	—	(4,504)
Shares issued for GMG acquisition	295	—	5,595	—	—	—	—	5,595
Stock-based compensation expense	—	—	12,540	—	—	—	—	12,540
Other comprehensive income, net of tax	—	—	—	—	—	—	(75)	(75)
Net income	—	—	—	—	—	241	—	241
Balance as of December 31, 2018	30,863	31	298,024	11,426	(199,998)	204,965	127	303,149
Issuance of common stock in connection with equity incentive plans	834	1	5,534	—	—	—	—	5,535
Repurchase of shares to satisfy employee tax withholding obligations	—	—	(14,281)	190	—	—	—	(14,281)
Shares issued in equity offering	2,760	3	126,048	—	—	—	—	126,051
Settlement of earnout liability	295	—	17,264	—	—	—	—	17,264
Stock-based compensation expense	—	—	22,570	—	—	—	—	22,570
Other comprehensive income, net of tax	—	—	—	—	—	—	(11)	(11)
Net income	—	—	—	—	—	66,887	—	66,887
Balance as of December 31, 2019	34,752	35	455,159	11,616	(199,998)	271,852	116	527,164
Cumulative effect from the adoption of ASU 2016-13	—	—	—	—	—	(1,147)	—	(1,147)
Issuance of common stock in connection with equity incentive plans	638	1	1,940	—	—	—	—	1,941
Repurchase of shares to satisfy employee tax withholding obligations	—	—	(19,808)	215	—	—	—	(19,808)
Shares issued in equity offering	2,070	2	228,022	—	—	—	—	228,024
Settlement of earnout liability	295	—	28,521	—	—	—	—	28,521
Stock-based compensation	—	—	27,179	—	—	—	—	27,179
Other comprehensive income, net of tax	—	—	—	—	—	—	234	234
Net income	—	—	—	—	—	45,450	—	45,450
Balance as of December 31, 2020	37,755	$38	$721,013	11,831	$(199,998)	$316,155	$350	$837,558

The accompanying notes are an integral part of these consolidated financial statements.

EHEALTH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2020	2019	2018
Operating activities:
Net income	$45,450	$66,887	$241
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	3,694	2,983	2,479
Amortization of internally developed software	7,756	3,821	2,201
Amortization of intangible assets	1,493	2,187	2,091
Stock-based compensation expense	25,172	22,570	12,540
Deferred income taxes	8,817	16,197	2,812
Change in fair value of earnout liability	—	24,079	12,300
Other non-cash items	1,091	(755)	675
Changes in operating assets and liabilities:
Accounts receivable	533	1,270	(2,127)
Contract assets – commissions receivable	(205,209)	(243,364)	(50,967)
Prepaid expenses and other assets	(6,180)	(466)	232
Accounts payable	12,294	19,694	1,414
Accrued compensation and benefits	(9,036)	8,814	5,133
Accrued marketing expenses	5,747	1,028	6,320
Deferred revenue	(2,262)	1,694	491
Accrued expenses and other liabilities	2,780	1,869	935
Net cash used in operating activities	(107,860)	(71,492)	(3,230)
Investing activities:
Capitalized internal-use software and website development costs	(16,005)	(10,231)	(6,294)
Purchases of property and equipment and other assets	(7,751)	(6,641)	(4,534)
Purchases of marketable securities	(180,505)	—	—
Proceeds from redemption and maturities of marketable securities	130,978	—	—
Payments for security deposits	—	(72)	—
Acquisition of business, net of cash acquired	—	—	(14,929)
Net cash used in investing activities	(73,283)	(16,944)	(25,757)
Financing activities:
Proceeds from issuance of common stock, net of issuance costs	228,024	126,051	—
Net proceeds from exercise of common stock options	1,941	5,535	2,688
Repurchase of shares to satisfy employee tax withholding obligations	(19,808)	(14,281)	(4,504)
Proceeds from line of credit	—	—	5,000
Debt issuance costs	—	(517)	(1,221)
Repayment of debt	—	(5,000)	—
Acquisition-related contingent payments	(8,751)	(9,542)	—
Principal payments in connection with leases	(157)	(105)	(103)
Net cash provided by financing activities	201,249	102,141	1,860
Effect of exchange rate changes on cash, cash equivalents and restricted cash	187	26	(77)
Net increase (decrease) in cash, cash equivalents and restricted cash	20,293	13,731	(27,204)
Cash, cash equivalents and restricted cash at beginning of period	26,820	13,089	40,293
Cash, cash equivalents and restricted cash at end of period	$47,113	$26,820	$13,089
Supplemental disclosure of cash flows
Cash paid for interest	$—	$42	$44
Cash refunds from (paid for) income taxes, net	$882	$741	$(139)

 The accompanying notes are an integral part of these consolidated financial statements.

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Summary of Business and Significant Accounting Policies

Description of Business – eHealth, Inc. (the “Company,” “eHealth,” “we” or “us”) is a leading private health insurance exchange for individuals, families and small businesses in the United States. Through our website addresses (www.eHealth.com,  www.eHealthInsurance.com,  www.eHealthMedicare.com, www.Medicare.com, www.PlanPrescriber.com and www.GoMedigap.com), consumers can get quotes from leading health insurance carriers, compare plans side-by-side, and apply for and purchase Medicare-related, individual and family, small business and ancillary health insurance plans. We actively market the availability of Medicare-related insurance plans and offer Medicare plan comparison tools and educational materials for Medicare-related insurance plans, including Medicare Advantage, Medicare Supplement and Medicare Part D prescription drug plans. Our ecommerce technology also enables us to deliver consumers’ health insurance applications electronically to health insurance carriers. We are licensed to market and sell health insurance in all fifty states and the District of Columbia.

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

The Individual, Family and Small Business segment consists primarily of commissions earned from our sale of individual and family and small business health insurance plans and ancillary products sold to our non-Medicare-eligible customers, including but not limited to, dental, vision, short term disability and long term disability insurance. To a lesser extent, the Individual, Family and Small Business segment includes amounts earned from our online sponsorship program that allows carriers to purchase advertising space in specific markets in a sponsorship area on our website, our licensing to third parties the use of our health insurance ecommerce technology and our delivery and sale to third parties of individual and family health insurance leads generated by our ecommerce platforms and our marketing activities.

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

Property and Equipment – Property and equipment are stated at cost, less accumulated depreciation and amortization. Finance lease amortization expenses are included in depreciation expense in our Consolidated Statements of Comprehensive Income. Maintenance and minor replacements are expensed as incurred. Depreciation and amortization expenses are computed using the straight-line method based on estimated useful lives as follows:

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

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Revenue Recognition – Our commission revenue consists of commission payments from health insurance carriers whose health insurance policies are purchased through our ecommerce platforms or telephonically via our customer care center, and bonus payments which are generally based on our attaining predetermined target sales levels or other objectives, as determined by the health insurance carriers. In addition, we also generate revenue from non-commission sources, which include online sponsorship, advertising, lead referrals, and technology licensing.

We account for revenue under ASC 606 – Revenue from Contracts with Customers. The core principle of ASC 606 is to recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled in exchange for those goods or services. Accordingly, we recognize revenue for our services through the application of the following steps:

•Identification of the contract, or contracts, with a customer.
•Identification of the performance obligations in the contract.
•Determination of the transaction price.
•Allocation of the transaction price to the performance obligations in the contract.
•Recognition of revenue when, or as, we satisfy a performance obligation.

Commission Revenue — Our commission revenue results from approval of an application from health insurance carriers, which we define as our customers under ASC 606. Our commission revenue is primarily comprised of commissions from health insurance carriers which is computed using the estimated constrained lifetime value of commission payments that we expect to receive. We estimate commission revenue for each insurance product by using a portfolio approach to a group of approved members by plan type and the effective month of the relevant plan, which we refer to as “cohorts”. We recognize revenue for plans approved during the period by applying the latest estimated constrained lifetime value (“LTV”) for that product. We recognize

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
adjustment revenue for plans approved in prior periods when changes in assumptions for constrained LTV calculations are made and when there is sufficient evidence demonstrating a trend that is different from the estimated constrained LTV at the time of approval resulting in a change in estimate to expected cash collections. Net adjustment revenue consists of increases in revenue for certain prior period cohorts as well as reductions in revenue for certain prior period cohorts. We recognize positive adjustments to revenue to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. We assess the risk of significant revenue reversal based on statistical and qualitative analysis given historical information and current market conditions.

Our commission revenue for each product line is based on a number of assumptions, which include, but are not limited to, estimating conversion of an approved member to a paying member, forecasting average plan duration and forecasting the commission amounts likely to be received per member. These assumptions are based on our analysis of historical trends for the different cohorts and incorporate management’s judgment in interpreting those trends and applying the constraints discussed below. For our Medicare commission revenue, which represented 86%, 87% and 83% of our total commission revenue for the years ended December 31, 2020, 2019 and 2018, respectively, the estimated average plan duration, which is the average length of time paying members are active on their plans, used to calculate Medicare health insurance plan LTVs historically has been approximately 3 years for Medicare Advantage plans, approximately 5 years for Medicare Part D prescription drug plans, and approximately 5 years for Medicare Supplement plans. While the average plan duration has been approximately 3 years for Medicare Advantage plans, certain members may have a duration of up to approximately 13 years. The estimated average plan duration used to calculate the LTV for major medical individual and family health insurance plans historically has been approximately 1.5 to 2 years. For short term health insurance plan LTVs, the estimated average plan duration historically has been less than six months. For all other ancillary health insurance plan LTVs, the estimated average plan duration has historically varied from 1 to 3 years.

Constraints are applied to LTV for revenue recognition purposes to help ensure that the total estimated lifetime commissions expected to be collected for an approved member’s plan are recognized as revenue only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with future commissions receivable from the plan is subsequently resolved. Significant judgment can be involved in determining the constraint. To determine the constraints to be applied to LTV, we compare prior calculations of LTV to actual cash received and review the reasons for any variations. We then apply judgment in assessing whether the difference between historical cash collections and LTV is representative of differences that can be expected in future periods. We also analyze whether circumstances have changed and consider any known or potential modifications to the inputs into LTV in light of the factors that can impact the amount of cash expected to be collected in future periods, including but not limited to commission rates, carrier mix, plan duration, cancellations of insurance plans offered by health insurance carriers with which we have a relationship, changes in laws and regulations, and changes in the economic environment. We evaluate the appropriateness of our constraints on an ongoing basis, and we update our assumptions when we observe a sufficient amount of evidence that would suggest that the long-term expectation underlying the assumptions has changed.

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

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

See Note 2 – Revenue of the Notes to Consolidated Financial Statements for additional information regarding our commission revenue.

Other Revenue – Our sponsorship and advertising program allows carriers to purchase advertising space in specific markets in a sponsorship area on our website. In return, we are typically paid a fee, which is recognized over the period that advertising is displayed, and often a performance fee based on metrics such as submitted health insurance applications, which is recognized when control has been transferred. We also offer Medicare advertising services, which include website development, hosting and maintenance. In these instances, we are typically paid a fixed, up-front fee, which we recognize as revenue as control is transferred ratably over the service period.

Our commercial technology licensing business allows carriers the use of our ecommerce platform to offer their own health insurance policies on their websites and agents to utilize our technology to power their online quoting, content and application submission processes. Typically, we are paid a one-time implementation fee, which we recognize on a straight-line basis over the estimated term of the customer relationship, and a performance fee based on metrics such as submitted health insurance applications. The performance fees are based on performance criteria. In instances where the performance criteria data is tracked by us, we recognize revenue in the period of performance and when all other revenue recognition criteria has been met. In instances where the performance criteria data is tracked by the third party, we recognize revenue when reversal of such amounts is not likely to occur.

Deferred Revenue – Deferred revenue includes deferred fees and amounts billed to or collected from advertising, sponsorship or technology licensing customers in advance of our performing our service for such

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
customers. It also includes the amount by which both unbilled and billed services provided under our technology licensing arrangements exceed the revenue recognized to date.

Incremental Costs to Obtain a Contract — Our sales compensation plans, which are directed at converting leads into approved members, represent fulfillment costs and not costs to obtain a contract with a customer. Additionally, we reviewed compensation plans related to personnel responsible for identifying new health insurance carriers and entering into contracts with new health insurance carriers and concluded that no incremental costs are incurred to obtain such contracts. Therefore, costs related these compensation plans are expensed as incurred.

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

Marketing and Advertising Expenses – Marketing and advertising expenses consist primarily of member acquisition expenses associated with our direct, marketing partner and online advertising member acquisition channels, in addition to compensation and other expenses related to marketing, business development, partner management, public relations and carrier relations personnel who support our offerings. We recognize direct marketing expenses in our direct member acquisition channel in the period in which they are incurred. We recognize online marketing expenses associated with search advertising in the period in which the consumer clicks on the advertisement. Advertising costs incurred in the years ended December 31, 2020, 2019 and 2018 totaled $178.9 million, $122.6 million, and $64.4 million, respectively.

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

Research and Development Expenses – Research and development expenses consist primarily of compensation and related expenses incurred for employees on our engineering and technical teams, which are expensed as incurred. Research and development costs, which totaled $9.1 million, $8.1 million and $6.9 million for the years ended December 31, 2020, 2019 and 2018, respectively, are included in technology and content expense in the accompanying Consolidated Statements of Comprehensive Income.

Internal-Use Software and Website Development Costs – We capitalize costs of materials, consultants and compensation and benefits costs of employees who devote time to the development of internal-use software during the application development stage. The amortization of these assets are recorded in technology and content. Our judgment is required in determining the point at which various projects enter the phases at which costs may be capitalized, in assessing the ongoing value of the capitalized costs and in determining the estimated useful lives over which the costs are amortized, which is generally 3 years. For the years ended December 31, 2020, 2019 and 2018, we capitalized internal-use software and website development costs of $18.0 million, $10.2 million and $6.3 million respectively, and recorded amortization expense of $7.8 million, $3.8 million, and $2.2 million respectively. Capitalized internal-use software and website development costs are included in Other Assets on our Consolidated Balance Sheets and were $24.6 million and $14.7 million as of December 31, 2020 and 2019, respectively.

Stock-Based Compensation – We recognize stock-based compensation expense in the accompanying Consolidated Statements of Comprehensive Income based on the fair value of our stock-based awards over their respective vesting periods, which is generally 4 years. The estimated attainment of performance-based awards and

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
related expense is based on the expectations of revenue and earnings target achievement. The estimated fair value of performance awards with market conditions is determined using the Monte-Carlo simulation model. The assumptions used in calculating the fair value of stock-based payment awards and expected attainment of performance-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. We will continue to use judgment in evaluating the expected term and volatility related to our own stock-based awards on a prospective basis, and incorporating these factors into the model. Changes in key assumptions could significantly impact the valuation of such instruments. The estimated grant date fair value of our stock options is determined using the Black-Scholes pricing model and a single option award approach. The weighted-average expected term for stock options granted is calculated using historical option exercise behavior. The dividend yield is determined by dividing the expected per share dividend during the coming year by the grant date stock price. Through December 31, 2020, we had not declared or paid any cash dividends to common stockholders, and we do not expect to pay any in the foreseeable future. We base the risk-free interest rate on the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term of our stock options. Expected volatility is determined using a combination of the implied volatility of publicly traded options in our stock and historical volatility of our stock price.

401(k) Plan – Our board of directors adopted a defined contribution retirement plan ("401(k) Plan") in 1998, which qualifies under Section 401(k) of the Internal Revenue Code of 1986. Participation in the 401(k) Plan is available to substantially all employees in the United States. Employees can contribute up to 25% of their salary, up to the federal maximum allowable limit, on a before-tax basis to the 401(k) Plan. Employee contributions are fully vested when contributed. Our contributions to the 401(k) Plan are discretionary and are expensed when incurred. We also match employee contributions to our 401(k) Plan at 100% of an employee’s contribution each pay period, up to a maximum of 3% of the employee’s salary during such pay period for the year ended December 31, 2020, compared to 25% contribution match, with maximum of 3% and 2% for the years ended December 31, 2019 and 2018, respectively. Our matching contributions are expensed as incurred and vest one-third for each of the first three years of the recipient’s service. The recipient is fully vested in all 401(k) Plan matching contributions after three years of service. We recognized expense of $3.5 million, $2.3 million and $1.0 million for the years ended December 31, 2020, 2019 and 2018, respectively, related to 401(k) matching contributions.

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

The majority of our individual and family health insurance plans are sold in the fourth quarter during the annual open enrollment period as defined under the federal Patient Protection and Affordable Care Act and related amendments in the Health Care and Education Reconciliation Act. Individuals and families generally are not able to

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
purchase individual and family health insurance outside of these open enrollment periods, unless they qualify for a special enrollment period as a result of certain qualifying events, such as losing employer-sponsored health insurance or moving to another state due to the recent COVID-19 pandemic.

Recently Adopted Accounting Pronouncements

Financial Instruments – Credit Losses (Topic 326) – In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments – Credit Losses (Topic 326), that requires companies to present certain financial assets net of the amount expected to be collected. The guidance requires the measurement of expected credit losses to be based on relevant information from past events, including historical experiences, current conditions and reasonable and supportable forecasts that affect collectability. Contract assets – commissions receivable were our only financial assets that were materially impacted by this guidance.

We adopted ASU 2016-13, including applicable amendments in other ASUs issued subsequent to ASU 2016-13, using a modified retrospective transition method on January 1, 2020 for all financial assets measured at amortized cost. Results for periods after January 1, 2020 are presented under ASU 2016-13 while prior period amounts continue to be reported under the previous accounting standards. We recorded a $1.1 million decrease, net of income taxes, to retained earnings as of January 1, 2020 for the cumulative effect of adopting ASU 2016-13. See Note 4 – Supplemental Financial Statement Information for further discussion on credit losses.

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

Cloud Computing Arrangements (Topic 350) – In 2018, the FASB issued ASU No. 2018-15, which amends ASC 350-40 to address a customer's accounting for implementation costs incurred in a cloud computing arrangement (CCA) that is a service contract. The update conforms the requirements of capitalizing costs incurred in a CCA that is a service contract with the accounting guidance on capitalizing costs associated with developing or obtaining internal-use software. This update amends ASC 350 to include in its scope implementation costs of a CCA that is a service contract and clarifies that a customer should apply ASC 350-40 to determine which implementation costs should be capitalized. The new guidance is effective for annual and interim reporting periods beginning after December 15, 2019. We adopted this guidance prospectively in the first quarter of 2020. Cloud computing implementation costs incurred in hosting arrangements are capitalized and recorded in Other assets on our Consolidated Balance Sheet, and were immaterial for the year ended December 31, 2020.

Financial Instruments (Topic 820) – In 2018, the FASB issued ASU No. 2018-13, to change the disclosure requirements for fair value measurement with the objective of improving the effectiveness of the notes to financial statements. This new guidance removed and modified certain disclosure requirements under Topic 820. We adopted this guidance in the first quarter of 2020 with no material impact on our consolidated financial statements.

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Intangible – Goodwill and Other (Topic 350) – In 2017, the FASB issued ASU 2017-04 to simplify the subsequent measurement of goodwill by removing the requirement to perform a hypothetical purchase price allocation to compute the implied fair value of goodwill to measure impairment. Instead, any goodwill impairment will equal the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. In addition, the guidance eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. This standard is effective for annual or any interim goodwill impairment test in fiscal years beginning after December 15, 2019. We adopted this guidance in the first quarter of 2020 with no material impact on our consolidated financial statements.

Recent Accounting Pronouncement Not Yet Adopted

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

Codification Improvements – In October 2020, the FASB issued ASU No. 2020-10, Codification Improvements. ASU 2020-10 is intended to facilitate codification updates for technical corrections, such as conforming amendments, clarifications to guidance, simplifications to wording or structure of guidance, and other minor improvements. It contains amendments that improve the consistency of the codification by including all disclosure guidance in the appropriate disclosure section and other updates that varies in nature. ASU 2020-10 is effective for us beginning January 1, 2021. We do not anticipate a material impact on our consolidated financial statements and disclosures from adoption of this standard update.

Debt with Conversion and Other Options (Topic 470) and Contracts in Entity's Own Equity (Topic 815) – In June 2020, the FASB issued No. 2020-06 to simplify the accounting for convertible instruments and improve the usefulness and relevance of information regarding convertible instruments. This ASU reduce the number of accounting models for converting debt instruments and convertible preferred stock. ASU 2020-06 is effective for us beginning January 1, 2022, with early adoption permitted. We are currently evaluating the potential effect on our consolidated financial statements and related disclosures.

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 2 – Revenue

Disaggregation of Revenue – The table below depicts the disaggregation of revenue by product and is consistent with how we evaluate our financial performance (in thousands):

	Year Ended December 31,
	2020	2019	2018
Medicare
Medicare Advantage	$374,981	$339,810	$143,445
Medicare Supplement	48,526	40,345	31,166
Medicare Part D	12,909	26,824	14,609
Total Medicare	436,416	406,979	189,220
Individual and Family (1)
Non-Qualified Health Plans	20,813	17,559	6,470
Qualified Health Plans	5,856	6,866	5,789
Total Individual and Family	26,669	24,425	12,259
Ancillary
Short-term	9,494	10,524	5,583
Dental	9,354	5,238	2,717
Vision	3,896	2,002	1,467
Other	4,392	3,985	4,941
Total Ancillary	27,136	21,749	14,708
Small Business	9,568	9,922	8,595
Commission Bonus	8,400	3,601	2,429
Total Commission Revenue	508,189	466,676	227,211
Other Revenue
Sponsorship and Advertising Revenue	68,383	35,375	15,796
Other	6,202	4,150	8,388
Total Other Revenue	74,585	39,525	24,184
Total Revenue	$582,774	$506,201	$251,395
_______

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

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Commission Revenue

Since the adoption of ASC 606, we have evaluated changes in estimated cash collections and compare these to the initial estimates of LTV at the time of approval. We record adjustment revenue in the period when the risk of significant reversal in not probable and continue to enhance our LTV estimation models to improve the accuracy and to reduce the fluctuations of our LTV estimates.

Commission revenue by segment is presented in the table below (in thousands):

	Years Ended December 31,
	2020	2019	2018
Medicare
Commission Revenue from Members Approved During the Period (1)	$440,722	$355,916	$192,382
Net Commission Revenue from Members Approved in Prior Periods (2)	5,665	55,292	(124)
Total Medicare Segment Commission Revenue	$446,387	$411,208	$192,258
Individual, Family and Small Business
Commission Revenue from Members Approved During the Period (1)	$21,971	$22,614	$24,079
Net Commission Revenue from Members Approved in Prior Periods (2)	39,831	32,854	10,874
Total Individual, Family and Small Business Segment Commission Revenue	$61,802	$55,468	$34,953

Total Commission Revenue from Members Approved During the Period (1)	$462,693	$378,530	$216,461
Total Net Commission Revenue from Members Approved in Prior Periods (2)(3)	45,496	88,146	10,750
Total Commission Revenue	$508,189	$466,676	$227,211
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
(3)     The impact of total net commission revenue from members approved in prior periods was $1.75, $3.82 and $0.56 per basic share, respectively, or $1.68, $3.59 and $0.53 per diluted share, respectively, for the years ended December 31, 2020, 2019 and 2018, respectively. The total reductions to revenue from members approved in prior periods were $17.3 million, $3.1 million and $3.2 million for the years ended December 31, 2020, 2019 and 2018, respectively. These reductions to revenue primarily related to the Medicare segment.

Enhancement to LTV Estimation Model and Impacts Related to COVID-19

During the fourth quarter of 2019, we enhanced our Medicare Advantage LTV estimation model to increase the accuracy of LTV estimates with an emphasis on improving member attrition forecasting by utilizing statistical tools. For the Medicare segment, we recognized adjustment revenue of $55.3 million for the year ended December 31, 2019, of which $50.8 million was recognized for Medicare Advantage plans during the fourth quarter of 2019 due to enhancements made to the Medicare Advantage LTV estimation model. For the Individual, Family and Small Business segment, we recognized adjustment revenue of $32.9 million for the year ended December 31, 2019, in response to observing longer plan duration than initially anticipated at the time of enrollment for these plans.

During 2020, we expanded the enhanced statistical models to our remaining insurance products. Despite the impact of COVID-19 in 2020 and uncertainties regarding the Presidential election and the U.S. economy, we continued to observe stronger member retention rates in our LTV assessments for the majority of the earlier period cohorts of certain products in our Individual, Family and Small Business segment. Based on our evaluation of the updated LTV models and retention trends, we recognized $39.8 million of net adjustment revenue for the Individual, Family and Small Business segment for the year ended December 31, 2020. In addition, we evaluated various

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
market factors related to our Medicare segment and recorded net adjustment revenue of $5.7 million for the year ended December 31, 2020.

We will continue to monitor our member retention rates as compared to our forecasts and other market factors and evaluate whether any addition or reduction of adjustment revenue shall be recorded as we continue to assess our LTV models in future periods.

Note 3 – Acquisition

On January 22, 2018, we completed our acquisition of all outstanding membership interests of Wealth, Health and Life Advisors, LLC, more commonly known as GoMedigap, a technology-enabled provider of Medicare Supplement enrollment services. The acquisition consideration consisted of cash of $15.0 million, less $0.1 million of cash acquired, and 294,637 shares of our common stock. In addition, the members of GoMedigap were entitled to receive earnout payments (“Earnout Consideration”) consisting of up to $20.0 million in cash and 589,275 shares of our common stock. The Earnout Consideration became payable, subject to the terms and conditions of the purchase agreement relating to the acquisition, upon the final determination of the achievement of certain milestones in 2018 and 2019.

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

Acquisition Consideration
Cash paid	$15,000
Fair value of equity awards issued to GoMedigap members (1)	5,595
Estimated fair value of earnout liability	27,700
$48,295
Allocation
Cash and cash equivalents	$71
Contract assets – commissions receivable – current	4,371
Prepaid expenses and other current assets	11
Contract assets – commissions receivable – non-current	11,103
Property and equipment, net	174
Accounts payable	(110)
Accrued compensation and benefits	(132)
Other current liabilities	(130)
Net tangible assets acquired	15,358
Intangible assets	6,800
Goodwill	26,137
Total intangible assets acquired	32,937
Total net assets acquired	$48,295
_______

(1)     The fair value of equity awards issued was determined based on the January 22, 2018 closing price of our common stock of $18.99 per share.

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Goodwill and Intangible Assets – Goodwill represents the excess of the purchase price of the acquired business over the acquisition date fair value of the net assets acquired. Goodwill was primarily attributable to the assembled workforce, new product development capabilities and anticipated synergies and economies of scale expected from the operations of the combined company. The goodwill was assigned to our Medicare segment. Goodwill is tested for impairment on an annual basis in the fourth quarter of each year or whenever events or changes in circumstances indicate that the asset may be impaired. Factors that we consider in deciding when to perform an impairment test include significant negative industry or economic trends or significant changes or planned changes in our use of the intangible assets. Goodwill is deductible for tax purposes over 15 years.

Earnout liability – The earnout liability represents the fair value of the Earnout Consideration payable and was adjusted to fair value at each reporting date until settled. Changes in fair value were recognized in income (loss) from operations. The first and second earnout liability payments were made in February 2019 and January 2020, respectively. See Note 5 – Fair Value Measurements for further discussion regarding the earnout liability.
Fair Value Measurements – The assets acquired and liabilities assumed of GoMedigap were recognized at fair value in accordance with ASC 820, Fair Value Measurement. See Note 5 – Fair Value Measurements for the hierarchy level assigned to each asset and liability based on the assessment of the transparency and reliability of inputs used in the valuation of such items based on the lowest level of input that is significant to fair value measurement.

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

The fair value of the Earnout Consideration payable was measured using probability-weighted analysis and was discounted using a rate that appropriately captured the risk associated with the obligation. Key assumptions included new enrollments and volatility for the years ended December 31, 2020 and 2019, as well as eHealth’s simulated stock price at the time of payment. The Earnout Consideration payable was part of the acquisition consideration and was adjusted to fair value at each reporting date until settled. The fair value adjustment to the earnout liability was $24.1 million during the year ended December 31, 2019. We had no fair value adjustments to the earnout liability in 2020.

Following are the details of the acquisition consideration allocated to the intangible assets acquired (in thousands):

Technology	$2,000
Trade names, trademarks and website addresses	4,800
Total intangible assets	$6,800

We are amortizing the existing technology, trade names, trademarks, and website addresses using the straight-line method over an estimated life of 3 and 10 years, respectively. The estimated useful lives are based on the time periods during which the intangibles are expected to result in incremental cash flows. Acquisition-related costs incurred were immaterial during the year ended December 31, 2018.

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Note 4 – Supplemental Financial Statement Information

Cash, Cash Equivalents, and Restricted Cash

Our cash, cash equivalent, and restricted cash balances are summarized as follows (in thousands):

	December 31, 2020	December 31, 2019
Cash	$39,552	$16,205
Cash equivalents	4,207	7,261
Cash and cash equivalents	$43,759	$23,466
Restricted cash	3,354	3,354
Total cash, cash equivalents and restricted cash	$47,113	$26,820

As of December 31, 2020 and 2019, we had $3.4 million of restricted cash which was classified as a non-current asset on our Consolidated Balance Sheets. This amount collateralizes letters of credit related to certain lease commitments.

Contract Assets and Accounts Receivable

We do not require collateral or other security for our contract assets and accounts receivable. We believe the potential for collection issues with any of our customers was minimal as of December 31, 2020.

Our contract assets and accounts receivable consisted of the following for the periods presented below (in thousands):

	December 31, 2020	December 31, 2019
Contract assets – commissions receivable – current	$219,153	$174,526
Contract assets – commissions receivable – non-current	573,252	414,696
Accounts receivable	1,799	2,332
Total contract assets and accounts receivable	$794,204	$591,554

We estimate the allowance for credit loss balance using relevant available information from internal and external sources, related to past events, current conditions, and reasonable and supportable forecasts. Specifically, for the purpose of measuring the probability of default parameters, we utilize Capital IQ’s, Standard & Poor’s and Moody’s analytics. Our estimates of loss given default are determined by using our historical collections data as well as historical information obtained through our research and review of other insurance related companies. Our estimated exposure at default is determined by applying these internal and external data sources to our commission receivable balances. As such, we apply an immediate reversion method and revert to historical loss information when computing our credit loss exposure. Credit loss expenses are assessed quarterly and included in general and administrative expense on our Consolidated Statement of Comprehensive Loss.

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Subsequent to the adoption of ASC 326, we considered the impact of recent events and global economic conditions when evaluating the appropriate adjustments to our allowance for credit losses as of December 31, 2020. Determining the extent of these adjustments in the twelve months ended December 31, 2020 was especially challenging because we do not have any historical loss information for a period of similar economic decline. We considered the current and expected future economic and market conditions surrounding the COVID-19 pandemic. There were no allowance for doubtful accounts or credit losses for the years ended December 31, 2019 and 2018.

The changes in the allowance for credit losses for the year ended December 31, 2020 are summarized as follows (in thousands):

December 31, 2020
Beginning balance	$—
Impact from the adoption of ASU 2016-13	1,513
Current period provision for expected credit losses	513
Ending balance	$2,026

Our contract assets – commission receivable activities, net of credit loss allowances are summarized as follows (in thousands):

	Year Ended December 31, 2020
	Medicare Segment	IFP/SMB Segment	Total
Beginning balance	$550,922	$38,300	$589,222
Commission revenue from members approved during the period	440,722	21,971	462,693
Net commission revenue adjustments from members approved in prior period	5,665	39,831	45,496
Cash receipts	(255,781)	(47,199)	(302,980)
Net change in credit loss allowance*	(1,891)	(135)	(2,026)
Ending balance	$739,637	$52,768	$792,405

	Year Ended December 31, 2019
	Medicare Segment	IFP Segment	Total
Beginning balance	$311,977	$33,881	$345,858
Commission revenue from members approved during the period	355,916	22,614	378,530
Net commission revenue adjustments from members approved in prior period	55,292	32,854	88,146
Cash receipts	(172,263)	(51,049)	(223,312)
Ending balance	$550,922	$38,300	$589,222
_____________

*Amount consists of transition adjustment of $1.5 million related to the adoption of ASC 326 as of January 1, 2020 and the subsequent credit loss adjustment of $0.5 million during the year ended December 31, 2020 . See Note 1 – Summary of Business and Significant Accounting Policies for details regarding the adoption impact.

Credit Risk

Our financial instruments that are exposed to concentrations of credit risk principally consist of cash, cash equivalents, contract assets – commissions receivable, and accounts receivable. We invest our cash and cash

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
equivalents with major banks and financial institutions and, at times, such investments are in excess of federally insured limits. We also have deposits with major banks in China that are denominated in both U.S. dollars and Chinese Yuan Renminbi and are not insured by the U.S. federal government. The deposits in China were $3.5 million as of December 31, 2020.

We do not require collateral or other security for either our contract assets or accounts receivable. Carriers that represented 10% or more of our total contract assets and accounts receivable balance are summarized as of the dates presented below:

	December 31, 2020	December 31, 2019
Humana	21%	22%
UnitedHealthCare (1)	21%	20%
Aetna (2)	20%	20%
_____________

(1)UnitedHealthcare also includes other carriers owned by UnitedHealthcare.
(2)Aetna also includes other carriers owned by Aetna.

Prepaid Expenses and Other Current Assets – Our prepaid expenses and other current assets are summarized as of the periods presented below (in thousands):

	December 31, 2020	December 31, 2019
Prepaid maintenance contracts	$7,715	$3,853
Prepaid expenses	6,628	2,207
Prepaid insurance	1,672	918
Income tax receivable	51	584
Other	595	260
Prepaid expenses and other current assets	$16,661	$7,822

Property and Equipment – Our property and equipment are summarized as of the periods presented below (in thousands):

	December 31, 2020	December 31, 2019
Computer equipment and software	$20,121	$17,893
Office equipment and furniture	6,292	4,995
Leasehold improvements	7,458	6,051
Property and equipment, gross	33,871	28,939
Less accumulated depreciation and amortization	(19,262)	(18,421)
Property and equipment, net	$14,609	$10,518

Depreciation and amortization expense related to property and equipment totaled $3.7 million, $3.0 million, and $2.5 million in the years ended December 31, 2020, 2019 and 2018, respectively.

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Intangible Assets – The carrying amounts, accumulated amortization, net carrying value and weighted average remaining life of our definite-lived amortizable intangible assets, as well as our indefinite-lived intangible trademarks, are presented in the tables below (dollars in thousands, useful life in years):

	December 31, 2020				December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-average remaining useful life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-average remaining useful life
Technology	$2,000	$(1,945)	$55	0.1	$2,000	$(1,278)	$722	1.1
Pharmacy and customer relationships	9,500	(9,500)	—	0.0	9,500	(9,183)	317	0.3
Trade names, trademarks and website addresses	5,700	(2,300)	3,400	7.1	5,700	(1,791)	3,909	8.0
Total intangible assets subject to amortization	$17,200	$(13,745)	3,455		$17,200	$(12,252)	$4,948
Indefinite-lived trademarks and domain names			5,114	Indefinite			5,114	Indefinite
Intangible assets			$8,569				$10,062

During the years ended December 31, 2020, 2019, and 2018, amortization expense related to intangible assets totaled $1.5 million, $2.2 million, and $2.1 million, respectively.

As of December 31, 2020, our expected amortization expense in future periods were as follows (in thousands):

Years Ending December 31,	Technology	Trade Names, Trademarks and Website Addresses	Total
2021	$55	$480	$535
2022	—	480	480
2023	—	480	480
2024	—	480	480
2025	—	480	480
Thereafter	—	1,000	1,000
Total	$55	$3,400	$3,455

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

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table is a summary of financial assets measured at fair value on a recurring basis and their classification within the fair value hierarchy (in thousands):

	December 31, 2020
	Carrying Value	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents
Money market funds	$4,207	$4,207	$—	$—	$4,207
Short-term marketable securities
Commercial paper	14,197	—	14,197	—	14,197
Agency bonds	35,423	—	35,423	—	35,423
Total assets measured at fair value	$53,827	$4,207	$49,620	$—	$53,827

	As of December 31, 2019
	Carrying Value	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents
Money market funds	$7,261	$7,261	$—	$—	$7,261
Liabilities
Earnout liability - current	$37,273	$—	$—	$37,273	$37,273

Our cash equivalents were invested in money market funds and commercial paper with original maturity of 90 days or less were classified as Level 1. We endeavor to utilize the best available information in measuring fair value. We used observable prices in active markets in determining the classification of our money market funds as Level 1. There were no transfers between the hierarchy levels during the years ended December 31, 2020 and 2019.

As of December 31, 2020, our Level 2 assets included our available for sale marketable securities, which consisted of commercial paper and agency bonds with maturity less than one year. We classify our marketable debt securities within Level 2 in the fair value hierarchy, because we use quoted market prices to the extent available or alternative pricing sources and models utilizing market observable inputs to determine fair value. Our portfolio primarily consisted of financial instruments with credit rating of AA+ or equivalent by S&P Rating and Moody's Investor Services. There were no transfers between the hierarchy levels during the years ended December 31, 2020 and 2019.

The following table summarizes our cash equivalents and available-for-sale debt securities by contractual maturity (in thousands):

	As of December 31, 2020		As of December 31, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in 1 year	$53,788	$53,827	$7,261	$7,261

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unrealized gains and losses on available-for-sale debt securities that are not credit related are included in accumulated other comprehensive income and summarized as follows as of December 31, 2020:

	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash equivalents
Money market funds	$4,207	$—	$—	$4,207
Short-term marketable securities
Commercial paper	14,197	—	—	14,197
Agency bonds	35,384	40	(1)	35,423
Total	$53,788	$40	$(1)	$53,827

As of December 31, 2020, there were six securities in net loss positions and their unrealized losses were immaterial. We did not record any credit losses regarding our available-for-sales debt securities during the year ended December 31, 2020. We do not intend to sell these securities and it is more likely than not that we will not be required to sell these securities before the recovery of their amortized cost basis.

Earnout Liabilities

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

Our earnout liability activities are summarized as follows (in thousands):

Balance as of December 31, 2018	$40,000
Change in fair value	24,079
Settlements	(26,806)
Balance as of December 31, 2019	37,273
Settlements	(37,273)
Balance as of December 31, 2020	$—

In February 2019, we made the first earnout payment to GoMedigap consisting of $9.5 million in cash and 294,608 shares of our common stock with a value of $17.3 million. In January 2020, we made the second payment, which consisted of $8.8 million in cash and 294,608 shares of our common stock with a value of $28.5 million. The $28.5 million and $17.3 million of the earnout payments in 2020 and 2019, respectively, were non-cash financing activities since common stock was used to settle these liabilities.

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 6 – Equity

Public Offering of Common Stock – Pursuant to an effective registration statement which was filed on December 17, 2018, and amended on January 22, 2019 and March 2, 2020, we entered into an underwriting agreement in March 2020 to issue a total of 2.1 million shares of common stock, which included the exercise in full of the underwriters’ option to purchase 0.3 million additional shares of common stock, at a price to the public of $115.00 per share in March 2020. Net proceeds from the offering were approximately $228.0 million after deducting underwriting discounts, commissions and expenses of the offering. We intend to use the net proceeds of the offering for general corporate purposes, including working capital.

Pursuant to the effective registration statement which was filed on December 17, 2018, and amended on January 22, 2019, we entered into an underwriting agreement to issue 2.4 million shares of common stock, which included the exercise in full of the underwriters’ option to purchase 0.4 million additional shares of common stock, at a price to the public of $48.50 per share in January 2019, for a total of 2.8 million shares issued in connection with the offering. Net proceeds from the offering were approximately $126.1 million after deducting underwriting discounts, commissions and estimated expenses of the offering. We used the net proceeds of the offering for general corporate purposes, including working capital.

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

Shares Reserved – We generally issue previously unissued common stock upon the exercise of stock options, the vesting of restricted stock units and upon granting of restricted common stock awards; however we may reissue previously acquired treasury shares to satisfy these future issuances. Shares of authorized but unissued common stock reserved for future issuance were as follows (in thousands):

	December 31, 2020	December 31, 2019
Stock options issued and outstanding	527	649
Restricted stock units issued and outstanding	2,370	2,201
Shares available for grant	1,509	2,197
Total shares reserved	4,406	5,047

Stock Plans – On June 12, 2014, upon approval at the Annual Meeting of Stockholders, we adopted the 2014 Equity Incentive Plan (the “2014 Plan”) with 4.5 million shares authorized for issuance. The 2014 Plan does not include an evergreen provision to automatically increase the number of shares available under it and increases in the number of shares authorized for issuance under the 2014 Plan require stockholder approval. Also, under the 2014 Plan the following shares are not recycled for future grant under the 2014 Plan: (i) shares used in connection with the exercise of an option and/or stock appreciation right to pay the exercise price or purchase price of such award or satisfy applicable tax withholding obligations; and (ii) the gross number of shares subject to stock appreciation rights that are exercised. Furthermore, the 2014 Plan included a provision that prohibits repricing of outstanding stock options or stock appreciation rights and formalized and updated procedures to qualify awards as “performance-based” compensation under Section 162(m) of the Internal Revenue Code in order to preserve full tax deductibility

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
of such awards. In 2019, our stockholders approved an amendment to the 2014 Equity Incentive Plan to increase the maximum number of shares that may be issued by 2.5 million shares.

Our stock options granted under the 2014 Plan generally vest over four years at a rate of 25% after one year and 1/48th per month thereafter. Stock options granted under the 2014 Plan generally expire after seven years from the date of grant.

We have granted market-based and performance-based restricted stock units to our executive officers and certain members of our senior management team. For market-based restricted stock units, each represents a contingent right to receive a share of our common stock upon the attainment of certain stock prices generally over a four-year performance period. These awards generally vest on the one-year anniversary of the date of achievement, subject to the employee's continued service through the vesting date. Compensation expense related to these awards is recognized over the requisite service period. For performance-based restricted stock units, each represents a contingent right to receive a share of our common stock upon the attainment of certain financial targets over a trailing twelve month performance period. These awards would vest in the middle of 2022, subject to achievement of performance targets and continued service through the vesting date. Compensation expense related to these awards is recognized over the requisite service period if the performance criteria is probable of being achieved.

The following table summarizes activity under our 2014 Plan for the year ended December 31, 2020 (in thousands):

Beginning balance (1)	2,197
Restricted stock units granted (2)	(1,038)
Restricted stock units cancelled (3)	322
Options cancelled	28
Ending balance	1,509
_______

(1)Shares available for grant do not include treasury stock shares that could be granted if we determined to do so.
(2)Includes grants of restricted stock units with service, performance-based or market-based vesting criteria.
(3)Includes cancelled restricted stock units with service, performance-based or market-based vesting criteria.

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes stock option activity (in thousands, except weighted-average exercise price and weighted-average remaining contractual life data):

	Number of Stock Options (1)	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (2)
Outstanding as of December 31, 2019	649	$19.57	4.4	$49,661
Granted	—	$—
Exercised	(92)	$21.20
Cancelled	(30)	$26.67
Outstanding balance as of December 31, 2020	527	$18.88	3.3	$29,582
Vested and expected to vest as of December 31, 2020	520	$18.71	3.3	$29,281
Exercisable as of December 31, 2020	450	$17.18	3.1	$26,026
_______

(1)Includes certain stock options with service, performance-based or market-based vesting criteria.
(2)The aggregate intrinsic value is calculated as the product between eHealth’s closing stock price as of December 31, 2020 and 2019 and the exercise price of in-the-money options as of those dates.

The following table provides information pertaining to our stock options for the years presented below (in thousands, except weighted-average fair values):

	Year Ended December 31,
	2020	2019	2018
Weighted average fair value of options granted	n/a	$33.19	$12.78
Total fair value of options vested	$1,367	$2,924	$2,263
Intrinsic value of options exercised	$8,127	$19,890	$1,461

The following table summarizes restricted stock unit activity (in thousands, except weighted-average grant date fair value and weighted-average remaining contractual life data):

	Number of Restricted Stock Units (1)	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Service Period	Aggregate Intrinsic Value (2)
Outstanding as of December 31, 2019	2,201	$39.08	1.6	$211,443
Granted	1,038	$94.10
Vested	(547)	$42.28
Cancelled	(322)	$54.81
Outstanding as of December 31, 2020	2,370	$60.44	1.8	$177,746
_______

(1)Includes certain restricted stock units with service, performance-based or market-based vesting criteria.
(2)The aggregate intrinsic value is calculated as the difference of our closing stock price as of December 31, 2020 and 2019 multiplied by the number of restricted stock units outstanding as of December 31, 2020 and 2019, respectively.

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Stock Repurchase Programs – We had no stock repurchase activity during the year ended December 31, 2020. In addition to 10.7 million shares repurchased under our previous repurchase programs, we have in treasury 1.1 million shares as of December 31, 2020 that were previously surrendered by employees to satisfy tax withholding due in connection with the vesting of certain restricted stock units. As of December 31, 2020 and 2019, we had a total of 11.8 million shares and 11.6 million shares, respectively, held in treasury.

For accounting purposes, common stock repurchased under our stock repurchase programs is recorded based upon the settlement date of the applicable trade. Such repurchased shares are held in treasury and are presented using the cost method.

Stock-Based Compensation Expense – The fair value of stock options granted to employees was estimated using the Black-Scholes option-pricing model and with the following weighted average assumptions for the years presented below, except for 2020 in which we did not have any options granted:

	Year Ended December 31,
	2020	2019	2018
Expected term (years)	n/a	4.3	4.3
Expected volatility	n/a	65.3%	68.3%
Expected dividend yield	n/a	—%	—%
Risk-free interest rate	n/a	2.1%	2.7%

The weighted-average fair value of the market-based restricted stock units was determined using the Monte Carlo simulation model using the following weighted average assumptions:

	Year Ended December 31,
	2020	2019	2018
Expected term (years)	3.5	1.4	1.6
Expected volatility	64.4%	57.8%	69.8%
Expected dividend yield	—%	—%	—%
Risk-free interest rate	0.3%	2.4%	2.5%
Weighted-average grant date fair value	$93.85	$58.16	$13.48

We estimate a forfeiture rate to calculate the stock-based compensation for our awards. We evaluate the appropriateness of the forfeiture rate based on historical forfeiture, analysis of employee turnover, and other factors. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

2020 Employee Share Purchase Plan – Our board of directors adopted in March 2020 and our stockholders approved in June 2020 the 2020 Employee Stock Purchase Plan (“ESPP”). A total of 500,000 shares of our common stock are available for sale under the ESPP. Eligible employees can purchase shares of our common stock based on a percentage of their compensation subject to certain limits. The purchase price per share is equal to the lower of 85% of the fair market value of our common stock on the offering date or the purchase date.

As of December 31, 2020, no shares of common stock have been purchased under our ESPP.

During the year ended December 31, 2020, we recognized $0.3 million in compensation cost related to our ESPP in our consolidated statement of operations. As of December 31, 2020, the unrecognized compensation cost related to our ESPP is $0.9 million, which is expected to be recognized over a weighted average period of 0.4 years.

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
We estimated the fair value of ESPP purchase rights for our first offering period using a Black-Scholes option-pricing model with the following assumptions:

Year Ended December 31, 2020
Expected term (years)	0.5
Expected volatility	77.4%
Expected dividend yield	—%
Risk-free interest rate	0.1%

The following table summarizes stock-based compensation expense recognized for the years presented below (in thousands):

	Year Ended December 31,
	2020	2019	2018
Common stock options	$1,097	$2,215	$1,991
Restricted stock units*	23,729	20,355	10,549
ESPP	346	—	—
Total stock-based compensation expense	$25,172	$22,570	$12,540
_________

*    Amounts include market-based and performance-based RSUs.

The following table summarizes stock-based compensation expense by operating function for the years presented below (in thousands):

	Year Ended December 31,
	2020	2019	2018
Marketing and advertising	$5,102	$4,230	$1,974
Customer care and enrollment	2,723	1,451	816
Technology and content	5,460	3,611	1,675
General and administrative	11,887	13,278	7,824
Restructuring charges	—	—	251
Total stock-based compensation expense	25,172	22,570	12,540
Amount capitalized for internal-use software	2,007	—	—
Total stock-based compensation	$27,179	$22,570	$12,540

During the three months ended December 31, 2020, we made an adjustment to reduce stock-based compensation expense by $5.9 million related to our performance-based restricted stock awards due to attainment of certain performance goals deemed not probable based on our latest estimates. The impact of this adjustment was $0.23 and $0.22 per basic and diluted share, respectively, for the year ended December 31, 2020.

For the year ended December 31, 2020, there was a total of $2.0 million stock-based compensation expense capitalized in the internal-use software and website development costs classified under Other assets, which represents a noncash investing activity.

As of December 31, 2020, there was $1.0 million of total unamortized compensation cost, net of estimated forfeitures, related to stock options, expected to be recognized over a weighted average period of 1.4 years. As of

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, there was $83.2 million of total unamortized compensation cost, net of estimated forfeitures, related to restricted stock units, expected to be recognized over a weighted average period of 2.7 years.

Accelerated Vesting – During the year ended December 31, 2018, due to changes in our senior management, we accelerated the vesting dates of certain stock options and restricted stock units granted to two former employees. We recognized a $0.5 million incremental stock-based compensation expense in connection with this modification.

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

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Year Ended December 31,
	2020	2019	2018
Basic
Net income	$45,450	$66,887	$241
Shares used in per share calculation – basic	26,025	23,075	19,294
Net income per share – basic	$1.75	$2.90	$0.01

Diluted:
Net income	$45,450	$66,887	$241
Shares used in per share calculation – basic	26,025	23,075	19,294
Dilutive effect of common stock	989	1,464	1,115
Total common stock shares used in diluted share calculation	27,014	24,539	20,409
Net income per share – diluted	$1.68	$2.73	$0.01

For each of the years ended December 31, 2020, 2019 and 2018, we had securities outstanding that could potentially dilute net income per share, but the shares from the assumed conversion or exercise of these securities were excluded in the computation of diluted net income per share as their effect would have been anti-dilutive. The number of outstanding anti-dilutive shares that were excluded from the computation of diluted net income per share consisted of the following (in thousands):

	Year Ended December 31,
	2020	2019	2018
Common stock options	—	11	291
Restricted stock units	151	41	13
Total	151	52	304

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 8 – Commitments and Contingencies

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

 Our future minimum payments under non-cancellable contractual service and licensing obligations as of December 31, 2020 (in thousands):

For the Years Ending December 31,
2021	$5,775
2022	3,408
2023	2,745
2024	2,056
2025	1,353
Thereafter	1,353
Total	$16,690

Operating Leases

Refer to Note 10 – Leases for commitments related to our operating leases.

Contingencies

From time to time, we receive inquiries from governmental bodies and also may be subject to various legal proceedings and claims arising in the ordinary course of business. We assess contingencies to determine the degree of probability and range of possible loss for potential accrual in our consolidated financial statements. An estimated loss contingency is accrued in the consolidated financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. We accrued approximately $1.2 million as of December 31, 2019 for amounts we believed to be payable for certain legal proceedings. The accrued amount was settled and paid in January 2021. There was no material additional litigation-related accrual during the year ended December 31, 2020. Legal proceedings or other contingencies could result in material costs, even if we ultimately prevail.

Legal Proceedings

Securities Class Action – On April 8, 2020 and April 30, 2020, two purported class action lawsuits were filed against us, our chief executive officer, Scott N. Flanders, our chief financial officer, Derek N. Yung, and our then-chief operating officer, David K. Francis, in the United States District Court for the Northern District of California. The cases are captioned Patel v. eHealth, Inc., et al., Case No. 5:20-cv-02395 (N.D. Cal.) and Bertrand v. eHealth, Inc. et al., Case No. 4:20-cv-02967 (N.D. Cal.). The complaints allege, among other things, that we and Messrs. Flanders, Yung and Francis made materially false and misleading statements and/or failed to disclose material information regarding our accounting and modeling assumptions, rate of member churn and our profitability during the alleged class period of March 19, 2018 to April 7, 2020. The complaints allege that we and Messrs. Flanders, Yung and Francis violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaints seek compensatory and (in the Patel lawsuit) punitive damages,

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
attorneys’ fees and costs, and such other relief as the court deems proper. On June 24, 2020, the Court consolidated the above-referenced matters under the caption In re eHealth Securities Litig., Master File No. 4:20-cv-02395-JST (N.D. Cal.). The Court also appointed a lead plaintiff and lead counsel for the consolidated matter. The lead plaintiff filed an amended complaint on August 25, 2020, which Defendants moved to dismiss. The motion to dismiss has been fully briefed and is currently set to be heard by the court on April 1, 2021.

Derivative Actions – On July 7, 2020 and October 13, 2020, two derivative lawsuits were filed against our chief executive officer, Mr. Flanders, our chief financial officer, Mr. Yung, our then-chief operating officer, Mr. Francis, and the members of our Board of Directors (collectively, the “Individual Defendants”), in the United States District Court for the Northern District of California and the Superior Court of California, County of Santa Clara. The cases are captioned Chernet v. Flanders et al., Case No. 3:20-cv-04477-SK (N.D. Cal.), and Lincolnshire Police Pension Fund v. Flanders et al., Case No. 20CV371555 (Cal. Super. Ct.), and also name the Company as a nominal defendant. The complaints allege, among other things, that beginning on March 19, 2018, the Individual Defendants made or caused the Company to make materially false and misleading statements and/or failed to disclose material information regarding our accounting and modeling assumptions, rate of member churn, profitability, and internal controls. Both complaints purport to assert claims for breach of fiduciary duty, unjust enrichment and waste of corporate assets. The Chernet lawsuit also alleges that the Individual Defendants violated Sections 14(a), 10(b), and 20(a) of the Securities Exchange Act of 1934, and asserts claims for abuse of control and gross mismanagement. The complaints seek damages, restitution, attorneys’ fees and costs, and certain measures with respect to the Company’s corporate governance and internal procedures, and (in the Lincolnshire lawsuit) equitable and/or injunctive relief. The Chernet and Lincolnshire lawsuits have both been stayed pending the resolution of the motion to dismiss in the Securities Class Action, In re eHealth Securities Litig., Master File No. 4:20-cv-02395-JST (N.D. Cal.).

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

The parties have entered into a court-approved settlement agreement that resolves both matters related to the Gonzalez and Le'Vias Complaints, which settlement agreement, as required by law, has been approved by the Superior Court of the State of California. Plaintiffs Michael Le’Vias and Ramona Meadows have sought dismissal with prejudice of the Le’Vias Complaint and, upon the completion of the distribution of the settlement funds in

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
accordance with the settlement agreement and the court order approving the settlement agreement, the parties will seek a dismissal with prejudice of the Gonzalez Complaint.

Note 9 – Segment and Geographic Information

Operating Segments

The results of our operating segments are summarized for the periods presented below (in thousands):

	Year Ended December 31,
	2020	2019	2018
Revenue:
Medicare	$516,762	$446,961	$210,570
Individual, Family and Small Business	66,012	59,240	40,825
Total revenue	$582,774	$506,201	$251,395
Segment profit:
Medicare segment profit	$101,963	$155,234	$60,844
Individual, Family and Small Business segment profit	39,383	23,368	5,803
Total segment profit	141,346	178,602	66,647
Corporate	(57,664)	(45,374)	(32,996)
Stock-based compensation expense	(25,172)	(22,570)	(12,289)
Depreciation and amortization	(3,694)	(2,983)	(2,479)
Change in fair value of earnout liability	—	(24,079)	(12,300)
Restructuring charges	—	—	(1,865)
Acquisition costs	—	—	(76)
Amortization of intangible assets	(1,493)	(2,187)	(2,091)
Other income, net	666	2,090	$755
Income before income taxes	$53,989	$83,499	$3,306

There were no inter-segment revenue transactions for the periods presented. With the exception of contract assets – commissions receivable, which is presented by segment in Note 4 – Supplemental Financial Statement Information, our CODM does not separately evaluate assets by segment, and therefore assets by segment are not presented.

Geographic Information

Our long-lived assets consist primarily of property and equipment and internally-developed software. Our long-lived assets are attributed to the geographic location in which they are located. Long-lived assets by geographical area are summarized as follows (in thousands):

	December 31, 2020	December 31, 2019
United States	$40,500	$64,408
China	565	471
Total	$41,065	$64,879

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Significant Customers

Substantially all revenue for the years ended December 31, 2020, 2019 and 2018 was generated from customers located in the United States. Carriers representing 10% or more of our total revenue are summarized as follows:

	Year Ended December 31,
	2020	2019	2018
Humana	22%	26%	22%
UnitedHealthcare (1)	21%	19%	19%
Aetna (2)	15%	17%	14%
____________

(1)UnitedHealthcare also includes other carriers owned by UnitedHealthcare.
(2)Aetna includes other carriers owned by Aetna.

Note 10 – Leases

We account our leases in accordance with Accounting Standards Codification Topic 842, Leases. We determine if an arrangement is a lease at inception. Our lease portfolio is primarily composed of operating leases for corporate offices and as of January 1, 2019 with the adoption of the new guidance for leasing arrangements, are included in operating lease right-of-use (“ROU”) assets and lease liabilities on our consolidated balance sheets. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As the Company's leases generally do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date. In determining the present value of lease payments, we utilized the assistance of third-party specialists to assist us in determining our yield curve based upon our credit rating, lease term and adjustment for security. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

Our leases have remaining lease terms of 3 to 9 years. Certain of these leases have free or escalating rent payment provisions. We recognize lease expense on a straight-line basis over the terms of the leases, although actual cash payment obligations under certain of these agreements fluctuate over the terms of the agreements. Most leases include options to renew, and the exercise of these options is at our discretion.

Total operating lease expenses were $7.8 million, $6.4 million, and $5.3 million for the years ended December 31, 2020, 2019 and 2018, respectively. We have a sublease agreement for our office space in Mountain View, California to sublease to a third party, which commenced in December 2018 and will expire in July 2023. We recorded $1.2 million and $1.1 million of sublease income during the years ended December 31, 2020 and 2019, respectively.

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the lease-related assets and liabilities recorded on the Consolidated Balance Sheet for the periods presented below (in thousands):

	December 31, 2020	December 31, 2019
Operating lease right-of-use assets	$42,558	$36,621

Lease liabilities – current	$5,192	$4,759
Lease liabilities – non-current	41,369	34,305
Total operating lease liabilities	$46,561	$39,064

Supplemental information related to leases are as follows (in thousands):

	December 31, 2020	December 31, 2019
Operating cash outflows from operating leases	$7,090	$5,464
Non-cash investing activities relating to operating lease right-of-use assets	$10,919	$40,646
Weighted-average remaining lease term of operating leases	7.2 years	7.6 years
Weighted-average discount rate used to recognize operating lease right-of-use-assets	5.4%	5.9%

As of December 31, 2020, maturities of operating lease liabilities are as follows (in thousands):

Year ending December 31,
2021	$7,644
2022	7,701
2023	8,033
2024	7,832
2025	8,009
Thereafter	19,408
Total lease payments (1)	58,627
Less imputed interest	(12,066)
Total	$46,561
____________

(1)Noncancellable sublease income for the years ending December 31, 2021, 2022 and 2023 of $1.2 million, $0.4 million and $0.4 million, respectively, are not included in the table above.

Note 11 – Debt

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

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

We incurred $1.2 million of issuance costs in connection with the Credit Agreement, which were capitalized as part of Other assets on our Consolidated Balance Sheet in the period we entered into the Credit Agreement. The Amendment did not change the interest rate. In connection with this Amendment, we incurred closing costs totaling $0.5 million, which were capitalized and recorded as Other assets on our Consolidated Balance Sheet as of December 31, 2020. The remaining balance of unamortized issuance costs was $0.7 million and $1.1 million as of December 31, 2020 and 2019, respectively.

As of December 31, 2020, we had no outstanding borrowings under our revolving credit facility.

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 12 – Income Taxes

The components of our income before provision for income taxes were as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
United States	$53,078	$82,391	$2,458
Foreign	911	1,108	848
Income before provision for income taxes	$53,989	$83,499	$3,306

The federal and state income tax provision is summarized as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Current:
Federal	$—	$—	$5
State	88	75	48
Foreign	(361)	326	213
Total current	(273)	401	266
Deferred:
Federal	7,303	13,594	165
State	1,245	2,635	2,648
Foreign	264	(18)	(14)
Total deferred	8,812	16,211	2,799
Provision for income taxes	$8,539	$16,612	$3,065

In 2020, we had worldwide consolidated income before tax of $54.0 million, and tax expense of $8.5 million, with an annual effective tax rate of 15.8%.

The effective tax rate of our provision for income taxes differs from the federal statutory rate as follows:

	Year Ended December 31,
	2020	2019	2018
Statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	2.2	2.6	(7.2)
Stock-based compensation shortfalls (windfalls), net	(7.9)	(7.0)	(29.4)
Non-deductible stock-based compensation	2.2	2.5	21.6
Non-deductible lobbying expenses	0.8	1.0	15.2
Research and development credits	(2.2)	(0.9)	(17.1)
Changes in valuation allowance	0.1	—	72.8
Foreign income tax and income inclusion	(0.7)	0.1	6.8
Non-deductible parking expense	—	0.2	3.1
Other permanent differences	0.3	0.4	5.9
Effective tax rate	15.8%	19.9%	92.7%

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, together with operating losses and tax credit carryforwards.

The tax effects of significant items comprising our deferred taxes as of December 31, 2020 and 2019 were as follows (in thousands):

	December 31, 2020	December 31, 2019
Deferred tax assets:
Net operating losses	$104,860	$60,023
Accruals and reserves	2,557	4,143
Operating lease liabilities	11,368	9,471
Intangible assets	2,592	6,306
Tax credits	7,805	5,818
Stock-based compensation	4,500	2,835
Fixed assets	111	203
Other	176	187
Total deferred tax assets	133,969	88,986
Valuation allowance	(2,479)	(2,407)
Total deferred tax assets net of valuation allowance	131,490	86,579
Deferred tax liabilities:
Commissions receivable	(193,416)	(141,566)
Right-of-use assets	(10,391)	(8,879)
Total deferred tax liabilities	(203,807)	(150,445)
Net deferred tax liabilities	$(72,317)	$(63,866)

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

The valuation allowance was recorded as a result of increased uncertainty regarding our future taxable income and a lack of sources of other taxable income to realize certain net operating losses and credits prior to expiration. The change in our valuation allowance is summarized as follows (in thousands):

Deferred Tax Assets - Valuation Allowance	Balance at beginning of year	Provision for income taxes	Balance at end of year
Year Ended December 31, 2020	$2,407	$72	$2,479
Year Ended December 31, 2019	2,407	—	2,407
Year Ended December 31, 2018	—	2,407	2,407

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The net operating loss and tax credit carryforwards as of December 31, 2020 are summarized as follows (in thousands):

	Amount	Expires
Net operating losses, federal (with expiration)	$39,194	2034
Net operating losses, federal (without expiration)	381,001	Indefinite
Net operating losses, state	283,700	2021
Tax credits, federal	7,373	2021
Tax credits, state	7,754	n/a

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

A reconciliation of the beginning and ending amount of our unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Beginning balance	$4,709	$3,740	$3,096
Increase based on tax positions related to the prior year	—	—	70
Lapse of statute of limitations	(8)	—	(5)
Additions based on tax positions related to the current year	1,629	969	579
Ending balance	$6,330	$4,709	$3,740

As of December 31, 2020, the total amount of gross unrecognized tax benefits was $6.3 million, of which $5.7 million, if recognized, would affect our effective tax rate. As of December 31, 2019, the total amount of gross unrecognized tax benefits was $4.7 million, of which $4.2 million, if recognized, would affect our effective tax rate.

We record interest and penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2020, the amount accrued for estimated interest related to uncertain tax positions was immaterial. We did not record an accrual for penalties.

Included in the balance of income tax liabilities and accrued interest as of December 31, 2020 is an immaterial amount related to tax positions for which it is reasonably possible that the statute of limitations will expire in various jurisdictions and income tax exams will close within the next twelve months.

We are subject to taxation in various jurisdictions, including federal, state and foreign. Our federal and state income tax returns are generally not subject to examination by taxing authorities for fiscal years before 2001 due to our net operating losses and credits carryforward.

The Coronavirus Aid, Relief and Economic Security (“CARES”) Act was signed into law on March 27, 2020. The business tax provisions of the CARES Act include temporary changes to income based tax laws, including the ability to utilize net operating losses, interest expense deductions, alternative minimum tax credit refunds, charitable contributions, and depreciation of qualified improvement property. The income tax provisions of

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
the CARES Act did not have a material impact on our Consolidated Financial Statements for the year ended December 31, 2020.

Note 13 – Subsequent Event

On February 17, 2021,we entered into an investment agreement with an affiliate of H.I.G. Capital (together with its affiliated funds, “H.I.G.”), pursuant to which we have agreed to issue and sell to affiliated entities of H.I.G., 2,250,000 shares of the Company’s newly designated Series A preferred stock for an aggregate purchase price of $225.0 million.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020 based on the guidelines established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2020. We reviewed the results of management’s assessment with our Audit Committee.

Ernst & Young LLP, our independent registered public accounting firm, has issued a report on the Company’s internal control over financial reporting as of December 31, 2020, which is presented below.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Opinion on Internal Control over Financial Reporting
We have audited eHealth, Inc.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, eHealth, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2020 consolidated financial statements of the Company and our report dated February 26, 2021 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
Redwood City, California
February 26, 2021

ITEM 9B.OTHER INFORMATION

    None.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning our directors, executive officers, compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, and corporate governance required by this Item 10 of Form 10-K is incorporated by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after our fiscal year ended December 31, 2020.

We have adopted a code of ethics that applies to all employees, including our principal executive officer, Scott Flanders, principal financial officer, Derek Yung, principal accounting officer, John Pierantoni. and all other executive officers. The code of ethics is available on the governance page of our website at ir.ehealthinsurance.com. A copy may also be obtained without charge by contacting investor relations, attention Vice President of Investor Relations, 2625 Augustine Drive, Second Floor, Santa Clara, CA, 95054 or by calling (650) 584-2700.

We plan to post on our website at the address described above any future amendments or waivers of our Code of Conduct.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K is incorporated herein by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after our fiscal year ended December 31, 2020.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of Form 10-K is incorporated herein by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after our fiscal year ended December 31, 2020.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 of Form 10-K is incorporated herein by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after our fiscal year ended December 31, 2020.

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 of Form 10-K is incorporated herein by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after our fiscal year ended December 31, 2020.

PART IV

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

3. Exhibits

See Item 15(b) below.

(b) Exhibits – We have filed, or incorporated into this Annual Report on Form 10-K by reference, the exhibits listed on the accompanying Index to Exhibits of this Annual Report on Form 10‑K.

(c) Financial Statement Schedule – See Item 15(a) above.

ITEM 16.FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

February 26, 2021

eHealth, Inc.

/s/ SCOTT N. FLANDERS	/s/ DEREK N. YUNG
Scott N. Flanders Chief Executive Officer	Derek N. Yung Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 26, 2021.

Signature	Title

/s/ SCOTT N. FLANDERS	Chief Executive Officer (Principal Executive Officer) and Director
Scott N. Flanders

/s/ DEREK N. YUNG	Chief Financial Officer
Derek N. Yung	(Principal Financial Officer)

/s/ JOHN PIERANTONI	Chief Accounting Officer
John Pierantoni	(Principal Accounting Officer)

/s/ ANDREA BRIMMER	Director
Andrea Brimmer

/s/ BETH A. BROOKE	Director
Beth A. Brooke

/s/ MICHAEL D. GOLDBERG	Director
Michael D. Goldberg

/s/ RANDALL S. LIVINGSTON	Director
Randall S. Livingston

/s/ JACK L. OLIVER III	Director
Jack L. Oliver III

/s/ DALE B. WOLF	Director
Dale B. Wolf

EXHIBIT INDEX

Exhibit Number			Incorporation by Reference Herein
		Description of Exhibit	Form	Date
2.1
Purchase Agreement dated January 16, 2018 by and among eHealth, Inc., Wealth, Health and Life Advisors, LLC (d/b/a GoMedigap), WHL Advisors, Inc., Qavah Ventures, LLC, Richard Cantu, Kevin Walbrick, and Kevin Walbrick as the exclusive member representative thereunder
			Current Report on Form 8-K (File No. 001-33071)	January 16, 2018
3.1		Amended and Restated Certificate of Incorporation of the Registrant	Registration Statement on Form S-l, as amended (File No. 333-133526)	April 25, 2006
3.2		Amended and Restated Bylaws of the Registrant	Current Report on Form 8‑K (File No. 001-33071)	November 17, 2008
4.1		Form of the Registrant’s Common Stock Certificate	Registration Statement on Form S-l, as amended (File No. 333-133526)	June 28, 2006
4.2		Description of Capital Stock	Annual Report on Form 10-K (File No. 001-33071)	March 2, 2020
10.1*		Form of Indemnification Agreement entered into between the Registrant and its directors and officers	Registration Statement on Form S-l, as amended (File No. 333-133526)	April 25, 2006
10.2*	†	Form of Indemnification Agreement adopted in 2021
10.3*		Employment Agreement, dated May 31, 2016, between Scott N. Flanders and eHealth, Inc.	Quarterly Report on Form 10-Q (File No. 001-33071)	August 8, 2016
10.4*		Employment Agreement, dated July 11, 2016, between David Francis and eHealth, Inc.	Quarterly Report on Form 10-Q (File No. 001-33071)	August 8, 2016
10.5*		Letter Agreement, dated November 17, 2005, between Jack L. Oliver III and eHealth, Inc.	Registration Statement on Form S-l, as amended (File No. 333-133526)	April 25, 2006
10.6*		Employment Agreement, dated June 4, 2018, between Derek Yung and eHealth, Inc.	Quarterly Report on Form 10-Q (File No. 001-33071)	August 7, 2018
10.7*		Employment Agreement, dated as of February 20, 2020, between eHealthInsurance Services, Inc. and Robert Hurley.	Current Report on Form 8-K (File No. 001-33071)	February 21, 2020
10.8*	†	Severance Agreement, dated as of February 10, 2021, between Timothy Hannan and eHealth, Inc.
10.9		Investment Agreement, dated as of February 17, 2021, by and between eHealth, Inc. and Echelon Health SPV, LP	Current Report on Form 8-K (File No. 001-33071)	February 18, 2021
10.10
Credit Agreement, dated September 17, 2018, by and among eHealth, Inc., eHealthInsurance Services, Inc., Wealth, Health and Life Advisors, LLC, PlanPrescriber, Inc., Royal Bank of Canada and other lenders identified therein
			Current Report on Form 8-K (File No. 001-33071)	September 19, 2018
10.10.1
Amendment No. 1 to Credit Agreement, dated October 16, 2018, by and among eHealth, Inc., eHealthInsurance Services, Inc., Wealth, Health and Life Advisors, LLC, PlanPrescriber, Inc., Royal Bank of Canada and other lenders identified therein
			Quarterly Report on Form 10-Q (File No. 001-33071)	August 8, 2019
10.10.2
Amendment No. 2 to Credit Agreement, dated July 2, 2019, by and among eHealth, Inc., eHealthInsurance Services, Inc., Wealth, Health and Life Advisors, LLC, PlanPrescriber, Inc., Royal Bank of Canada and other lenders identified therein
			Quarterly Report on Form 10-Q (File No. 001-33071)	August 8, 2019
10.10.3
Amendment No. 3 to Credit Agreement, dated December 20, 2019, by and among eHealth, Inc., eHealthInsurance Services, Inc., Wealth, Health and Life Advisors, LLC, PlanPrescriber, Inc., Royal Bank of Canada and other lenders identified therein
			Current Report on Form 8-K (File No. 001-33071)	December 26, 2019
10.11		Security Agreement, dated September 17, 2018, by and among eHealth, Inc., eHealthInsurance Services, Inc., PlanPrescriber, Inc., Wealth, Health and Life Advisors, LLC, and Royal Bank of Canada	Current Report on Form 8-K (File No. 001-33071)	September 19, 2018
10.12		Guaranty, dated September 17, 2018, by and between PlanPrescriber, Inc. and Royal Bank of Canada	Current Report on Form 8-K (File No. 001-33071)	September 19, 2018
10.13		Lease Agreement, dated March 29, 2018, between Ascentris-116b, LLC and eHealth, Inc.	Current Report on Form 8-K (File No. 001-33071)	April 2, 2018
10.14		Lease Agreement, dated April 25, 2018, between Augustine Bowers LLC and eHealthInsurance Services, Inc.	Current Report on Form 8-K (File No. 001-33071)	April 30, 2018
10.14.1		First Amendment to Lease, dated August 19, 2019, between Augustine Bowers LLC and eHealthInsurance Services, Inc.	Current Report on Form 8-K (File No. 001-33071)	August 21, 2019

10.15	Lease Agreement, dated May 2004, between eHealthInsurance Services, Inc. and Brian Avery, Trustee of the 1983 Avery Investments Trust, as amended	Registration Statement on Form S-l, as amended (File No. 333-133526)	April 25, 2006
10.15.1	First Amendment to Lease Agreement, effective as of May 15, 2009, between eHealthInsurance Services, Inc. and Brian Avery, Trustee of the 1983 Avery Investments Trust	Current Report on Form 8‑K (File No. 001-33071)	May 21, 2009
10.15.2	Second Amendment to Lease Agreement, effective as of August 5, 2010 between eHealth Insurance Services, Inc. and Brian Avery, Trustee of the 1983 Avery Investments Trust	Current Report on Form 8‑K (File No. 001-33071)	August 18, 2010
10.15.3	Third Amendment to Lease Agreement, effective as of July 8, 2011, between eHealthInsurance Services, Inc. and Brian Avery, Trustee of the 1983 Avery Generations Trust	Current Report on Form 8-K (File No. 001-33071)	July 12, 2011
10.15.4	Fourth Amendment to Lease Agreement, effective as of July 13, 2018, between eHealthInsurance Services, Inc. and Brian Avery, Trustee of the 1983 Avery Investments Trust	Quarterly Report on Form 10-Q (File No. 001-33071)	November 6, 2018
10.16	Standard Lease Agreement, dated June 10, 2004, between eHealthInsurance Services, Inc. and Gold Pointe E LLC, as amended	Registration Statement on Form S-l, as amended (File No. 333-133526)	April 25, 2006
10.16.1	Fourth Amendment to Standard Lease Agreement (Office), effective as of November 6, 2007, between eHealthInsurance Services, Inc. and Carlsen Investments, LLC	Current Report on Form 8-K (File No. 001-33071)	November 7, 2007
10.16.2	Sixth Amendment to Lease and Acknowledgment to Standard Lease Agreement, dated August 29, 2012, between Carlsen Investments, LLC and eHealthInsurance Services, Inc.	Current Report on Form 8-K (File No. 001-33071)	August 31, 2012
10.16.3	Seventh Amendment to Lease and Acknowledgment to Standard Lease Agreement, dated August 6, 2014, between Carlsen Investments, LLC and eHealthInsurance Services, Inc.	Quarterly Report on Form 10-Q (File No. 001-33071)	August 8, 2014
10.16.4	Eighth Amendment to Standard Lease Agreement (Officer) and Partial Termination of Lease dated June 23, 2016 between Carlsen Investments, LLC and eHealthInsurance Services, Inc.	Current Report on Form 8-K (File No. 001-33071)	June 28, 2016
10.16.5	Ninth Amendment to Lease and Acknowledgment to Standard Lease Agreement (Office) dated August 17, 2016 between Carlsen Investments, LLC and eHealthInsurance Services, Inc.	Current Report on Form 8-K (File No. 001-33071)	August 22, 2016
10.16.6	Tenth Amendment to Lease and Acknowledgment to Standard Lease Agreement (Office) between Carlsen Investments, LLC and eHealthInsurance Services, Inc.	Current Report on Form 8-K (File No. 001-33071)	April 12, 2019
10.16.7	Eleventh Amendment to Lease and Acknowledgment to Standard Lease Agreement (Office) between Carlsen Investments, LLC and eHealthInsurance Services, Inc.	Current Report on Form 8-K (File No. 001-33071)	February 4, 2020
10.16.8	Twelfth Amendment to Lease and Acknowledgment to Standard Lease Agreement (Office), dated August 28, 2020, between Carlsen Investments, LLC and eHealthInsurance Services, Inc.	Quarterly Report on Form 10-Q (File No. 001-33071)	November 5, 2020
10.17	Office Lease Contract, effective as of September 1, 2019, between eHealth China (Xiamen) Technology Co., Ltd and Xiamen Software Industry Investment & Development Co. Ltd.	Current Report on Form 8-K (File No. 001-33071)	September 6, 2019
10.17.1	Property Management Service Contract, effective as of September 1, 2019, between eHealth China (Xiamen) Technology Co., Ltd and Xiamen Software Industry Investment & Development Co. Ltd.	Current Report on Form 8-K (File No. 001-33071)	September 6, 2019
10.17.2	Office Lease Contract, effective as of September 15, 2019, between eHealth China (Xiamen) Technology Co., Ltd and Xiamen Software Industry Investment & Development Co. Ltd.	Current Report on Form 8-K (File No. 001-33071)	September 6, 2019
10.17.3	Property Management Service Contract, effective as of September 15, 2019, between eHealth China (Xiamen) Technology Co., Ltd and Xiamen Software Industry Investment & Development Co. Ltd.	Current Report on Form 8-K (File No. 001-33071)	September 6, 2019
10.18	Lease Agreement, dated March 23, 2012, between 340 Middlefield, LLC and eHealth, Inc.	Current Report on Form 8-K (File No. 001-33071)	March 27, 2012
10.18.1	First Amendment to Lease Agreement, effective as of May 28, 2013, between 340 Middlefield, LLC and eHealth, Inc.	Current Report on Form 8-K (File No. 001-33071)	May 29, 2013
10.18.2	Sublease, dated November 2, 2018, between JJ Lake Corporation and eHealth, Inc.	Current Report on Form 8-K (File No. 001-33071)	November 30, 2018
10.18.3	Consent to Sublease, dated November 27, 2018, by and among 340 Middlefield, LLC, JJ Lake Corporation and eHealth, Inc.	Current Report on Form 8-K (File No. 001-33071)	November 30, 2018
10.19	Office Lease, dated May 7, 2012, between Lake Pointe Three, LC, and eHealthInsurance Services, Inc.	Quarterly Report on Form 10-Q (File No. 001-33071)	August 9, 2012

10.19.1		Subordination, Non-Disturbance and Attornment Agreement dated as September 14, 2016 by and among Deutsche Bank, AG, SLC Lake Pointe Equities LLC and eHealthInsurance Services, Inc.	Quarterly Report on Form 10-Q (File No. 001-33071)	November 8, 2016
10.19.2		Amendment No. 1 to Lease, dated August 17, 2017, between SLC Lake Pointe SPE LLC and eHealthInsurance Services, Inc.	Current Report on Form 8-K (File No. 001-33071)	August 22, 2017
10.19.3		Amendment No. 2 to Lease, dated December 12, 2017, between SLC Lake Pointe SPE LLC and eHealthInsurance Services, Inc.	Annual Report on Form 10-K (File No. 001-33071)	March 19, 2018
10.19.4		Amendment No. 3 to Lease, dated March 20, 2019, between SLC Lake Pointe SPE LLC and eHealthInsurance Services, Inc.	Current Report on Form 8-K (File No. 001-33071)	March 26, 2019
10.19.5		Amendment No. 4 to Lease, dated November 19, 2019, between SLC Lake Pointe SPE LLC and eHealthInsurance Services, Inc.	Current Report on Form 8-K (File No. 001-33071)	November 19, 2019
10.20		Sublease Agreement, dated June 3, 2019, between Home Point Financial Corporation and eHealthInsurance Services, Inc.	Current Report on Form 8-K (File No. 001-33071)	June 7, 2019
10.20.1		Office Lease, dated June 3, 2019, between Precedent Lakeside Acquisitions, LLC and eHealthInsurance Services, Inc.	Current Report on Form 8-K (File No. 001-33071)	June 7, 2019
10.20.2		Consent to Sublease, dated June 3, 2019, between Home Point Financial Corporation, eHealthInsurance Services, Inc. and Precedent Lakeside Acquisitions, LLC.	Current Report on Form 8-K (File No. 001-33071)	June 7, 2019
10.21*		Executive Bonus Plan	Quarterly Report on Form 10-Q (File No. 001-33071)	November 7, 2017
10.22*		Amended and Restated 2014 Equity Incentive Plan	Current Report on Form 8-K (File No. 001-33071)	June 14, 2019
10.22.1*		Form of Notice of Stock Option Grant and Stock Option Agreement under the 2014 Equity Incentive Plan of the Registrant	Registration Statement on Form S-8 (File No. 333-196675)	June 11, 2014
10.22.2*		Form of Notice of Stock Unit Grant and Stock Unit Agreement under the 2014 Equity Incentive Plan of the Registrant	Registration Statement on Form S-8 (File No. 333-196675)	June 11, 2014
10.22.3*		Form of Notice of Stock Unit Grant and Stock Unit Agreement (Initial Director Grant) under the 2014 Equity Incentive Plan of the Registrant	Registration Statement on Form S-8 (File No. 333-196675)	June 11, 2014
10.22.4*		Form of Notice of Stock Unit Grant and Stock Unit Agreement (Annual Director Grant) under the 2014 Equity Incentive Plan of the Registrant	Registration Statement on Form S-8 (File No. 333-196675)	June 11, 2014
10.22.5		Form of Notice of Stock Option Grant and Stock Option Agreement (People’s Republic of China) under the 2014 Equity Incentive Plan of the Registrant	Registration Statement on Form S-8 (File No. 333-196675)	June 11, 2014
10.22.6		Form of Notice of Stock Unit Grant and Stock Unit Agreement (People’s Republic of China) under the 2014 Equity Incentive Plan of the Registrant	Registration Statement on Form S-8 (File No. 333-196675)	June 11, 2014
10.22.7*		Form of Notice of Stock Unit Grant and Stock Unit Agreement (Performance-Based Vesting) under the 2014 Equity Incentive Plan of the Registration	Current Report on Form 8-K (File No. 001-33071)	March 23, 2015
10.22.8*		Form of Notice of Stock Option Grant and Stock Option Agreement (Performance-Based Vesting) under the 2014 Equity Incentive Plan of eHealth, Inc.	Quarterly Report on Form 10-Q (File No. 001-33071)	August 8, 2016
10.22.9*		Form of Notice of Stock Unit Grant and Stock Unit Agreement (Performance-Based Vesting) under the 2014 Equity Incentive Plan of eHealth, Inc.	Quarterly Report on Form 10-Q (File No. 001-33071)	August 8, 2016
10.23*		Form of Deferral Election Form for Newly Eligible Individual with Existing Awards	Quarterly Report on Form 10-Q (File No. 001-33071)	November 6, 2015
10.23.1*		Form of Deferral Election Form for Eligible Individual for Award to be Granted in the Next Calendar Year	Quarterly Report on Form 10-Q (File No. 001-33071)	November 6, 2015
10.24*		2020 Employee Stock Purchase Plan	Current Report on Form 8-K (File No. 001-33071)	June 15, 2020
21.1		List of Subsidiaries	Annual Report on Form 10-K (File No. 001-33071)	March 19, 2018
23.1	†	Consent of Independent Registered Public Accounting Firm
31.1	†
Certification of Scott N. Flanders, Chief Executive Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	†	Certification of Derek N. Yung, Chief Financial Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a‑14(a) and 15d‑14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	‡	Certification of Scott N. Flanders, Chief Executive Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	‡	Certification of Derek N. Yung, Chief Financial Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	†	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	†	Inline XBRL Taxonomy Extension Schema Document
101.CAL	†	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	†	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	†	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	†	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		The cover page from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, formatted in Inline XBRL and contained in Exhibit 101

†    Filed herewith.
‡    Furnished herewith.
*    Indicates a management contract or compensatory plan or arrangement.