Form 10-K/A
period 2020-12-31
eHealth, Inc.
filed 2021-04-29
CIK 1333493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
Amendment No. 1

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
The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of April 23, 2021 was 26,091,024 shares.
DOCUMENTS INCORPORATED BY REFERENCE
None

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A, or the Amendment, amends eHealth, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020, originally filed with the Securities and Exchange Commission, or SEC, on February 26, 2021, or the Original Filing. We are amending and refiling Part III to include information required by Items 10, 11, 12, 13 and 14 because our definitive proxy statement will not be filed within 120 days after December 31, 2020, the end of the fiscal year covered by our Annual Report on Form 10-K.

Pursuant to the rules of the SEC, we have also included as exhibits currently dated certifications required under Section 302 of The Sarbanes-Oxley Act of 2002. Because no financial statements are contained within this Amendment, we are not including certifications pursuant to Section 906 of The Sarbanes-Oxley Act of 2002. We are amending and refiling Part IV to reflect the inclusion of those certifications.

In addition, we made certain revisions to the cover page, including the deletion of the reference to our proxy statement and inclusion of updated outstanding share information.

Except as described above, no other changes have been made to the Original Filing. Except as otherwise indicated herein, this Amendment continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events that occurred subsequent to the date of the Original Filing. The filing of this Amendment is not a representation that any statements contained in items of our Annual Report on Form 10-K other than Part III, Items 10 through 14, Part IV and the aforementioned portions of the cover page are true or complete as of any date subsequent to the Original Filing.

EHEALTH, INC.
FORM 10-K/A

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors
Our board of directors currently consists of eight directors. Our certificate of incorporation provides for a classified board of directors consisting of three classes of directors, each serving staggered three-year terms. As a result, a portion of our board of directors is elected each year.
There are no family relationships among any of our directors or executive officers. The following table sets forth the names, ages and certain other information for each of our current directors:

Name	Age	Position and Office Held with the Company	Year Term Expires
Andrea C. Brimmer(1)	55	Director	2023
Beth A. Brooke(2)	61	Director	2023
Scott N. Flanders(3)	64	Chief Executive Officer and Director	2022
Michael D. Goldberg(4)	63	Director	2022
A. John Hass, III(5)	55	Director	2022
Randall S. Livingston(6)	67	Director	2023
Jack L. Oliver, III(7)	52	Director	2021
Dale B. Wolf(8)	68	Director	2021
_______________

(1)Ms. Brimmer serves as a member of the compensation committee, the nominating and corporate governance committee and the strategy committee of our board of directors.
(2)Ms. Brooke serves as chairperson of the government and regulatory affairs committee and as a member of the audit committee and the strategy committee of our board of directors.
(3)Mr. Flanders serves as a member of the equity incentive committee of our board of directors.
(4)Mr. Goldberg serves as chairperson of the strategy committee and as a member of the audit committee of our board of directors.
(5)Mr. Hass serves as a member of the strategy committee of our board of directors.
(6)Mr. Livingston serves as chairperson of the audit committee and as a member of the government and regulatory affairs committee of our board of directors.
(7)Mr. Oliver serves as our lead independent director, as chairperson of the nominating and corporate governance committee and as a member of the compensation committee and the government and regulatory affairs committee of our board of directors.
(8)Mr. Wolf serves as chairperson of the compensation committee and as a member of the nominating and corporate governance committee and the equity incentive committee of our board of directors.
Andrea C. Brimmer. Director. Andrea Brimmer has served as a director since December 2018. Ms. Brimmer has served as enterprise chief marketing and public relations officer of Ally Financial Inc., a leading digital financial services company, since May 2015. Ms. Brimmer served as chief marketing officer of Ally Auto from 2010 to January 2015 and as marketing executive from 2007 to 2010. From 1988 to 2007, Ms. Brimmer held various marketing, business development and public relations positions at an advertising agency, Campbell-Ewald Advertising, including as executive vice president and account director. Ms. Brimmer holds a B.A. in advertising from Michigan State University. Ms. Brimmer brings to our board of directors her expertise in marketing, public relations and business development acquired in the course of serving as the chief marketing officer of a leading digital financial services company and as an executive at an advertising agency.
Beth A. Brooke. Director. Beth Brooke has served as a director since August 2019. In addition, Ms. Brooke serves as a member of the board of directors of the New York Times Company and on the private company boards of Beta Bionics, Inc. and Tricolor Holdings. She served as the global vice chair of public policy for EY (formerly Ernst & Young), a global professional services network, from 2007 to June 2019, and as EY Americas' vice chair of public policy, sustainability and stakeholder engagement from 2001 to 2007. She was the global sponsor for EY's diversity and inclusion efforts. Ms. Brooke also held various roles in strategy, corporate development and tax practice management at EY from 1981 to 2001. During the Clinton administration, Ms. Brooke served in the U.S. Department of the Treasury and was responsible for tax policy matters related to insurance and managed care, including working on healthcare and superfund legislative reform efforts. She holds a B.S. degree in industrial management/computer science with highest distinction from Purdue University, where she played intercollegiate basketball, and is a certified public accountant. Ms. Brooke brings to our board of directors extensive knowledge of accounting and policy matters including healthcare policy from over thirty years of service at EY and as a prominent, trusted voice on public policy matters for the accounting and auditing profession and has extensive strategy, corporate development and executive management expertise. She is a prominent LGBT+ corporate leader and also brings extensive experience around diversity and inclusion and social justice.
Scott N. Flanders. Chief Executive Officer and Director. Scott Flanders has served as our chief executive officer since May 2016 and as a member of our board of directors since February 2008. Prior to becoming our chief executive officer, Mr. Flanders served as the chief executive officer of Playboy Enterprises, Inc., a media and lifestyle company, from July 2009 to May 2016, and as a member of its board of directors from July 2009 to December 2019. Previously, Mr. Flanders served as the president and chief executive officer of Freedom Communications, Inc., a privately-owned media company, from January 2006 to June 2009, and as a member of its board of directors from 2001 to 2009. From 1999 to July 2005, Mr. Flanders served as the chairman and chief executive officer of Columbia House Company, a direct marketer of music and video products, which was acquired by Bertelsmann AG in July 2005. Mr. Flanders holds a B.A. degree in economics from the University of Colorado and a J.D. from Indiana University. He is also a certified public accountant. Mr. Flanders serves as a member of the board of directors of 890 5th Avenue Partners, Inc. Mr. Flanders brings to our board of directors substantial management and operational expertise as a result of his experience as our chief executive officer, his leadership of several large media companies and his background in law and accounting, all of which are relevant to our overall business.
Michael D. Goldberg. Director. Michael Goldberg has served as a director since June 1999. Mr. Goldberg has served as a member of the board of directors of CareDx, Inc., a precision medicine solutions company, since 2011, including as the chairman of the board of directors of CareDx from 2011 to December 2020 and as the lead independent director since December 2020. Mr. Goldberg has also served as the executive chairman of DNAnexus, Inc., a cloud-based genomic data company, and as an advisor at other private life science companies since May 2011. From January 2005 to May 2011, Mr. Goldberg was a partner at Mohr Davidow Ventures, a venture capital firm. From October 2000 to December 2004, Mr. Goldberg served as a managing director of Jasper Capital, a management and financial consultancy business. In 1995, Mr. Goldberg founded OnCare, Inc., an oncology practice management company, and served as its chief executive officer until March 1999 and as its chairman until August 2001. Mr. Goldberg previously served as founder, president and chief executive officer of Axion, Inc., a cancer-focused healthcare service company, from 1987 to 1995. Mr. Goldberg holds a B.A. in philosophy from Brandeis University and an M.B.A from the Stanford Graduate School of Business. Mr. Goldberg brings to our board of directors his broad background as a seasoned entrepreneur, senior executive and venture capital investor focusing on healthcare-related industries, all of which has provided him with deep understanding of the healthcare field and significant experience overseeing corporate strategy, assessing operating strategy and evaluating business management teams.

A. John Hass, III. Director. John Hass has served as a director since March 2021. Mr. Hass served as chairman of the board and chief executive officer of Rosetta Stone Inc., a leading provider of technology-based learning solutions, from April 2016 to October 2020. Previously, Mr. Hass served as president of Rosetta Stone Inc. from April 2016 to January 2019 and as interim president and chief executive officer from April 2015 to April 2016. From September 2012 until November 2014, he was a senior advisor to Osmium Partners, LLC, an alternative asset management firm. Mr. Hass was a partner at PEAK6 Investments, L.P., a financial services company, from October 2008 through September 2012 and was the senior financial officer of PEAK6 Investments, L.P. from February 2009 through June 2010. Mr. Hass was the chief executive officer of OptionsHouse, a brokerage company and subsidiary of PEAK6 Investments, L.P., from October 2006 until September 2008. From 1988 to October 2006, he was employed at Goldman, Sachs & Co., a subsidiary of the financial services company, The Goldman Sachs Group, Inc., most recently as a managing director in the investment banking division. In addition, Mr. Hass serves on the board of directors of The University of Chicago Laboratory Schools, serves as member of the Photography

Committee of the Art Institute of Chicago and serves as a trustee of The Museum of Contemporary Photography. Mr. Hass received his B.S. in Finance from the University of Illinois at Urbana-Champaign. Mr. Hass brings to our board of directors significant experience in executing value-generative transformation and advancing profitable innovation, as well as deep finance and operational expertise, including with respect to direct-to-consumer, subscription-based business models.
Randall S. Livingston. Director. Randall Livingston has served as a director since December 2008. Mr. Livingston has served as vice president for business affairs and chief financial officer of Stanford University since 2001 and as university liaison for Stanford Medicine and a board member of Stanford Health Care and Lucile Packard Children’s Hospital Stanford since October 2017. From 1999 to 2001, Mr. Livingston served as executive vice president and chief financial officer of OpenTV Corp., a provider of interactive television software and services. Mr. Livingston received a B.S. in mechanical engineering from Stanford University and an M.B.A. from the Stanford Graduate School of Business. Mr. Livingston serves as a member of the board of directors of Pacific Biosciences, Inc. and previously served as a member of the board of directors of Genomic Health, Inc. from 2004 to 2016. Mr. Livingston brings to our board of directors substantial financial expertise that includes extensive knowledge of the financial and operational issues facing large companies acquired in the course of serving as the chief financial officer of a major university, as a finance executive for several Silicon Valley companies and working with a major international management consulting firm.

Jack L. Oliver, III. Director. Jack Oliver has served on our board of directors since 2005 and as lead independent director since June 2019. Since January 2017, Mr. Oliver has served as a managing partner of Finback Investment Partners, a merchant banking firm engaged in equity investments, growth equity partnerships and other strategic advisory services. Since 2005, he has served as the leader of public policy and government affairs at law firm Bryan Cave Leighton Paisner. Mr. Oliver is also a member of the firm’s healthcare team. From March 2009 to December 2016, Mr. Oliver served as a senior advisor at Barclays PLC, providing strategic counsel to top clients across investment banking and capital markets. As chairperson of the nominating and corporate governance committee of our board of directors, Mr. Oliver has overseen the board’s continued emphasis on board refreshment and diversity, with the addition of four new directors over the last three years. Mr. Oliver is also a member of the compensation committee of our board of directors. As a member of the government and regulatory affairs committee of our board of directors, Mr. Oliver brings deep public policy and government relations experience, including his role as former deputy chairman of the Republican National Committee. Mr. Oliver also served on several high-profile political campaigns, including President George Walker Bush’s presidential campaign, for which he was national finance director, and congressional campaigns for Senator Jack Danforth, Senator Kit Bond, Senator John Ashcroft, and Congressman Jim Talent. Mr. Oliver holds a B.A. degree in political science and communications from Vanderbilt University and a J.D. from the University of Missouri School of Law. We believe Mr. Oliver is qualified to serve as a member of our board of directors based on his healthcare experience at Bryan Cave and his expertise in transactions, law, business, policy, and government.
Dale B. Wolf. Director. Dale Wolf has served as a director since August 2019. Mr. Wolf served as president and chief executive officer of One Call Care Management, a provider of specialized solutions to the workers’ compensation industry, from January 2016 to February 2019 and as executive chairman from September 2015 to January 2016. Mr. Wolf also served as the president and chief executive officer of DBW Healthcare, Inc., a health care consulting company, from January 2014 to June 2018. Mr. Wolf served as the executive chairman of Correctional Healthcare Companies, Inc., a national provider of correctional healthcare solutions, from December 2012 to July 2014. From 2005 to 2009, Mr. Wolf served as chief executive officer of Coventry Health Care, Inc. (acquired by Aetna, which was acquired by CVS), a diversified national health care company and issuer of health insurance plans, including Medicare Advantage plans, and served as the executive vice president, chief financial officer and treasurer of Coventry Health Care, Inc. from 1996 to 2005. Mr. Wolf holds a B.A. degree in mathematics from Eastern Nazarene College, completed the MIT Sloan School senior executive program and is a Fellow of the Society of Actuaries. Mr. Wolf serves as the chairman of the board of directors of Molina Healthcare, Inc. and as a member of the board of directors of AdaptHealth Corp. Mr. Wolf brings to our board of directors extensive knowledge of the managed care and health insurance industry and expertise in executive management, business and financial strategies.

Hudson Cooperation Agreement
On March 10, 2021, we entered into a Cooperation Agreement with Hudson Executive Capital LP and certain of its affiliates (“Hudson”). Pursuant to the Cooperation Agreement, we agreed to, among other things, appoint Mr. Hass to the board of directors to serve as a Class I director with a term expiring at our 2022 Annual Meeting of Stockholders and to the strategy committee of our board of directors. Subject to the terms and conditions of the Cooperation Agreement, we agreed to cooperate in good faith with Hudson to agree on a second director (the “Second Director”) within 45 days of the date of the Cooperation Agreement, to serve as a Class III director with a term expiring at our 2021 Annual Meeting of Stockholders and to appoint the Second Director to at least one committee of the board of directors. We also agreed to nominate the Second Director for re-election at our 2021 Annual Meeting of Stockholders with a term expiring at our 2024 Annual Meeting of Stockholders.
Audit Committee
The current members of our audit committee are Ms. Brooke and Messrs. Goldberg and Livingston. Mr. Livingston is the chairperson of the audit committee. Our board of directors has determined that each member of our audit committee meets the requirements for independence of the Nasdaq Stock Market and the Securities and Exchange Commission for audit committee membership. Our board of directors has also determined that each audit committee member meets the financial sophistication requirements of the Nasdaq Stock Market and that Messrs. Goldberg and Livingston and Ms. Brooke are “audit committee financial experts” as defined in Securities and Exchange Commission rules.
Executive Officers
The following table sets forth our current executive officers and their ages and the positions they held as of April 29, 2021.

Name	Age	Title
Scott N. Flanders	64	Chief Executive Officer and Director
Timothy C. Hannan	43	Chief Revenue Officer
Phillip A. Morelock	44	Chief Digital Officer
Derek N. Yung	48	Senior Vice President, Chief Financial Officer
Information pertaining to Mr. Flanders, who is both a director and an executive officer of the company, may be found in the section above entitled “Board of Directors.”
Timothy C. Hannan. Chief Revenue Officer. Timothy Hannan has served as our chief revenue officer since December 2019 and was our chief marketing officer from June 2017 to December 2019. Prior to joining us, Mr. Hannan served as chief marketing officer of Ibotta, Inc., a mobile shopping application, from February 2016 to June 2017 and as chief marketing officer of Trip.com, an online travel website, from February 2015 to February 2016. From March 2010 to November 2014, Mr. Hannan held various senior management positions at Orbitz Worldwide, most recently as its vice president of eMarketing. Mr. Hannan also spent five years at Expedia, Inc. from 2006 to 2010, including serving as the director of accounts for Europe, the Middle East and Africa. Mr. Hannan holds a B.A. in quantitative economics and finance from Providence College and an MBA from London Business School.
Phillip A. Morelock. Chief Digital Officer. Phillip Morelock has served as our chief digital officer since December 2019. Mr. Morelock previously served as our chief product officer from July 2018 to December 2019. Prior to joining us, Mr. Morelock served as the vice president of product for TYT Network, an online news network, from September 2017 to July 2018. He also served as chief digital officer and chief product officer for Playboy Enterprises, Inc., a lifestyle brand and media company, from January 2014 to January 2017. Mr. Morelock was the chief product officer of SpiritClips, LLC, a video subscription company, which was later renamed Hallmark Labs after being acquired by Hallmark from June 2013 to January 2014. Mr. Morelock was the vice president of technology at The Walt Disney Company from September 2010 to November 2012. Previously, at IAC, a media and Internet company, Mr. Morelock served as senior director of engineering and business intelligence for the Citysearch business from July 2005 to June 2007 and as director of operations from March 2003 to July 2005 for the Evite business unit. Mr. Morelock holds a B.A in political science from the University of Southern California.
Derek N. Yung. Senior Vice President, Chief Financial Officer. Derek Yung has served as our senior vice president, chief financial officer since June 2018. Prior to joining us, Mr. Yung served as chief financial officer of Hotwire, Inc., a travel services company owned by Expedia, Inc., from January 2016 to May 2018. From August 2015 to January 2016, he served as chief financial officer of Ticketfly, Inc., a live-events ticketing company. Previously, Mr. Yung served as chief financial officer of Tria Beauty, Inc., a consumer skincare company, from January 2014 to March 2015 and as chief financial officer of Nextag, Inc., a comparison shopping and e-commerce services company, from January 2011 to January 2014. Mr. Yung holds a B.S. degree in computer science from Stanford University and an M.B.A from the Kellogg School of Management at Northwestern University.
Corporate Governance Matters
Code of Business Conduct
Our board of directors has adopted a code of business conduct, which is applicable to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions. The Code of Business Conduct is available in the “Investor Relations” section of our corporate website at www.ehealth.com. A copy may also be obtained without charge by contacting investor relations, attention Vice President of Investor Relations, 2625 Augustine Drive, Second Floor, Santa Clara, CA 95054 or by calling (650) 584-2700. We plan to post on our website at the address described above any future amendments or waivers of our Code of Conduct.
Corporate Governance Guidelines
Our board of directors has adopted guidelines on significant corporate governance issues (“corporate governance guidelines”) that address the role and composition of, and policies applicable to, the board of directors. The nominating and corporate governance committee annually reviews our corporate governance guidelines and reports any recommendations regarding amendment thereof to our board of directors. Our corporate governance guidelines were last amended in April 2021 and are available in the “Investor Relations” section of our corporate website at www.ehealth.com.
Insider Trading Compliance Program
Our board of directors adopted an insider trading compliance program in August 2006, which was last amended and restated in March 2019. The program prohibits trading of our securities based on material, nonpublic information regarding our company and applies to members of our and our subsidiaries’ boards of directors, employees and consultants, including our executive officers, and, in each case, members of their immediate families, other family members who live in their same household and any other family member whose securities transactions they direct (collectively, the “Insiders”). The Insiders are generally prohibited from, among other things, trading on material, nonpublic information, holding our securities in a margin account or pledging our securities as collateral for a loan, “tipping,” trading during our trading blackout periods, conducting short sales of our securities, trading in derivative securities (e.g., “puts,” “calls,” or other similar hedging instruments) relating to our securities, placing open orders with brokers in violation of the program, and disclosing nonpublic information relating to our company and our subsidiaries, including in any internet bulletin board or forum.

ITEM 11.    EXECUTIVE COMPENSATION
Non-Employee Director Compensation
Cash Compensation
For their service in 2020, our non-employee directors received cash compensation in accordance with the amounts set forth in the table below. More detail relating to the payments is set forth in the footnotes to the table under “2020 Director Compensation” below. Our non-employee directors receive no compensation on a per-meeting basis, but are entitled to reimbursement of business, travel and related expenses incurred in connection with their attendance at board of directors and committee meetings.

Board of Directors Cash Compensation	Fees
Board Member Annual Retainer	$50,000
Lead Independent Director Additional Annual Retainer	35,000
Committee Chair Annual Retainers
Audit Committee	25,000
Compensation Committee	15,000
Nominating and Corporate Governance Committee	10,000
Government and Regulatory Affairs Committee	10,000
Strategy Committee	15,000
Non-Chair Committee Member Annual Retainers
Audit Committee	10,000
Compensation Committee	7,500
Nominating and Corporate Governance Committee	5,000
Government and Regulatory Affairs Committee	5,000
Strategy Committee	7,500
Equity Compensation
Pursuant to our 2014 Equity Incentive Plan, as amended, our board of directors approved a program of automatic equity award grants for non-employee directors on the terms specified below:
•Initial Equity Grants. Each non-employee director who first becomes a member of our board of directors receives a one-time grant of time-based restricted stock units with a value of $200,000, based on the 20-day volume-weighted average trading price of eHealth common stock prior to the date of grant. These initial equity award grants occur when the director takes office. A director who previously was employed by us is not eligible for this grant. The restricted stock units vest annually over four years from the date of grant, subject to the director’s continued service with us.
•Annual Equity Grants. Each non-employee director continuing service on our board of directors also receives, on the date of each annual stockholders’ meeting, an annual grant of restricted stock units with a value of $200,000, based on the 20-day volume-weighted average trading price prior to the date of grant. The restricted stock units vest as to 100% of the shares subject to the grant on the day prior to our annual stockholder meeting, approximately one year following the grant date, subject to the director’s continued service with us. A new director will not receive the initial grant and an annual grant in the same calendar year. A non-employee director who was previously employed by us is eligible for these annual grants.
•Equity awards granted to non-employee directors under the 2014 Equity Incentive Plan will become fully vested upon a change in control of eHealth.
Our compensation committee works with its compensation consultant to review director compensation at peer companies, and our board of directors takes this information into account in setting the levels of director compensation. The compensation for our board of directors did not change in 2020.

Stock Ownership Guidelines
Our board of directors has approved stock ownership guidelines for our non-employee directors. In September 2020 and April 2021, our compensation committee amended our stock ownership guidelines to simplify the stock ownership requirement so that it applies to new and existing directors equally and to permit the compensation committee to waive the stock ownership requirement pursuant to any agreement with any of our investors or stockholders approved by our board of directors. Pursuant to the amended stock ownership guidelines, each non-employee director is expected to accumulate and hold a number of shares of our common stock with a value equal to five times their annual retainer for service on the board of directors (not including retainers for serving as members or as chairs of committees of the board of directors, or for serving in the role of the chairperson or the lead independent director) and to maintain this minimum amount of stock ownership during the director’s tenure on the board of directors. Based on our current board member annual retainer, non-employee directors are expected to hold a number of shares of our common stock with a value equal to $250,000. Non-employee directors are expected to achieve the applicable level of ownership by June 30 following their fourth anniversary of joining the board of directors. As of the date of this Amendment No. 1 on Form 10-K/A, each non-employee director who has served on our board of directors for more than four years has met the requisite stock ownership requirements.
The following equity holdings qualify towards satisfaction of the stock ownership guidelines: (i) shares directly owned by the non-employee director or his or her immediate family members; (ii) shares held in trust, limited partnerships or similar entities for the benefit of the non-employee director or his or her immediate family members; (iii) shares subject to restricted stock units or other full-value awards have vested, but for which the non-employee director has elected to defer settlement of the award to a date beyond the date of vesting; (iv) shares subject to restricted stock units or other full-value awards that are unvested and for which the only requirement to earn the award is continued service to the company for which the non-employee director has elected to defer the settlement of the award to a date beyond the date of vesting and (v) shares subject to stock options and stock appreciation rights that are vested and in the money.
Non-employee directors are not required to purchase shares on the open market in order to comply with the guidelines. In the event the applicable guideline is not achieved with respect to any non-employee director by the applicable deadline, the non-employee director will be required to retain an amount equal to 75% of the net shares received as a result of the exercise of the company’s stock options or stock appreciation rights or the vesting of restricted stock units or other full-value awards until the applicable guideline has been achieved. Net shares are those shares that remain after shares are sold or netted to pay the exercise price (if any) of equity awards and applicable taxes. Under certain limited circumstances, the guidelines may be waived by our compensation committee at its discretion.

2020 Director Compensation
The following table summarizes compensation that our directors earned during 2020 for service on our board of directors and any applicable committee(s) thereof:

Name	Fees Earned in Cash	Stock Awards(1)	Total
Andrea C. Brimmer(2)	$70,000	$179,573	$249,573
Beth A. Brooke(3)	77,500	179,573	257,073
Scott N. Flanders(4)	—	—	—
Michael D. Goldberg(5)	75,000	179,573	254,573
Randall S. Livingston(6)	80,000	179,573	259,573
Jack L. Oliver, III(7)	107,500	179,573	287,073
Dale B. Wolf(8)	70,000	179,573	249,573
_______________

(1)Amounts shown do not reflect compensation actually received. Amounts shown reflect the grant date fair value of the restricted stock units granted in 2020, computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation—Stock Compensation (FASB ASC Topic 718). Our accounting policies regarding equity compensation and the assumptions used to compute the fair value of our equity awards are set forth in Notes 1 and 6 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020. The amounts reflected in this table are less than $200,000 due to using a 20-day volume-weighted average trading price prior to the date of grant to convert the dollar value into a number of restricted stock units that are subject to the award.
(2)Ms. Brimmer earned a $50,000 annual retainer as a non-employee member of the board of directors, $7,500 for her position as a member of the compensation committee, $5,000 for her position as a member of the nominating and corporate governance committee and $7,500 for her position as a member of the strategy committee.
(3)Ms. Brooke earned a $50,000 annual retainer as a non-employee member of the board of directors, $10,000 for her position as a member of the audit committee, $10,000 for her position as chairperson of government and regulatory affairs committee and $7,500 for her position as a member of the strategy committee.
(4)Mr. Flanders does not receive any compensation for his services as a member of our board of directors. Mr. Flanders’ compensation for his services as our chief executive officer is disclosed in Executive Compensation, Say-On-Pay, Independence of Advisors—2020 Summary Compensation Table.
(5)Mr. Goldberg earned a $50,000 annual retainer as a non-employee member of the board of directors, $10,000 for his position as a member of the audit committee and $15,000 for his position as chairperson of the strategy committee.
(6)Mr. Livingston earned a $50,000 annual retainer as a non-employee member of the board of directors, $5,000 for his position as a member of the government and regulatory affairs committee and $25,000 for his position as chairperson of audit committee.
(7)Mr. Oliver earned a $50,000 annual retainer as a non-employee member of the board of directors, $35,000 for his position as lead independent director of the board of directors, $7,500 for his position as a member of the compensation committee, $5,000 for his position as member of the government and regulatory affairs committee and $10,000 for his position as chairperson of the nominating and corporate governance committee.
(8)Mr. Wolf earned a $50,000 annual retainer as a non-employee member of the board of directors, $15,000 for his position as chairperson of the compensation committee and $5,000 for his position as a member of the nominating and corporate governance committee.

All of our non-employee directors have received restricted stock units under our 2014 Equity Incentive Plan in connection with their service as members of our board of directors. The table below summarizes the outstanding unvested restricted stock units held by our non-employee directors as of December 31, 2020. Certain of our directors have elected to defer settlement of vested restricted stock units pursuant to the terms of a deferral election. The vested restricted stock units are not included in the table below but are reflected in the table and related footnotes under “Security Ownership of Certain Beneficial Owners and Management.”

			Number of Securities Underlying Equity Awards
Director	Grant Date	Type of Award	Number of Shares Subject to Restricted Stock Units Originally Granted	Shares Subject to Outstanding and Unvested Restricted Stock Units as of December 31, 2020
Andrea C. Brimmer	12/21/2018 6/9/2020	Restricted Stock Units(1) Restricted Stock Units(2)	4,067 1,631	2,034 1,631
Beth A. Brooke	8/28/2019 6/9/2020	Restricted Stock Units(1) Restricted Stock Units(2)	1,460 1,631	1,095 1,631
Michael D. Goldberg	6/9/2020	Restricted Stock Units(2)	1,631	1,631
Randall S. Livingston	6/9/2020	Restricted Stock Units(2)	1,631	1,631
Jack L. Oliver, III	6/9/2020	Restricted Stock Units(2)	1,631	1,631
Dale B. Wolf	8/2/2019 6/9/2020	Restricted Stock Units(1) Restricted Stock Units(2)	1,533 1,631	1,150 1,631
_______________
(1)Restricted stock units vest as to 25% of the shares subject to the grant on each anniversary of the grant date.
(2)Restricted stock units vest as to 100% of the shares subject to the grant on the day prior to our annual stockholder meeting approximately one year following the grant date.

Compensation Discussion and Analysis
This Compensation Discussion and Analysis describes our executive compensation program and philosophy and the material elements of compensation awarded to, earned by, and/or paid to our chief executive officer, chief financial officer and our other named executive officers (collectively, our “Named Executive Officers”) for the year ended December 31, 2020. This Compensation Discussion and Analysis is intended to be read in conjunction with the tables immediately following this section, which provide further historical compensation information.
Our Company
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

Our Named Executive Officers
Our Named Executive Officers for 2020 were as follows:

Scott N. Flanders	Chief Executive Officer
Derek N. Yung	Senior Vice President, Chief Financial Officer
Timothy C. Hannan	Chief Revenue Officer
Phillip A. Morelock	Chief Digital Officer
Gregg R. Ratkovic	President, Carrier and Business Development*
_______________
*    Mr. Ratkovic transitioned in his role and responsibilities within the Company to focus more broadly on our Medicare business effective December 2020, reporting directly to Mr. Hannan instead of Mr. Flanders. Mr. Ratkovic ceased to be an executive officer for purpose of Rule 3b-7 of the Exchange Act effective December 2020 in connection with those changes. However, since Mr. Ratkovic was one of the top five most highly compensated executive officers during 2020, he is considered a Named Executive Officer for the year ended December 31, 2020.
Our Business Environment and Certain Achievements
In 2020 we pursued Medicare enrollment and revenue growth while placing a stronger emphasis on post-enrollment engagement with our members and reduction of churn in our Medicare book of business. Approved Medicare members grew 16% in 2020 compared to 2019 while approved Medicare Advantage members grew 39% year-over-year, both of which represented a significant increase in excess of the overall market growth rates. In the second half of 2020, we made a strategic decision to increase our focus on member retention and the post-transaction experience of our customers. We launched a number of important initiatives that spanned multiple areas of our business, including marketing strategy enhancements, new technologies, consumer demand fulfillment, and the structure and compensation of our sales agent force. We expect that our strategic emphasis on retention and member engagement will have a positive long-term impact on the lifetime values of our Medicare members and improve our profitability.
While we made important progress in 2020, our 2020 revenue and profitability fell short of our expectations. This was driven primarily by the underperformance of our outsourced call center agents during the Medicare annual enrollment period in the fourth quarter of 2020, which resulted in lower enrollment volumes and higher acquisition costs per approved Medicare member relative to our expectations. External agent underperformance was partially attributable to the unique challenges of hiring, training and supervising of third-party vendor agents in a remote environment during the pandemic, as well as broader limitations of the outsourced model in terms of access to high quality agents. We moved with urgency to address this issue at the end of 2020 by shifting our customer care and enrollment strategy to a predominantly internal agent model. Our full-time, in-house agents performed strongly and exceeded our expectations in terms of their productivity during the Medicare annual enrollment period. Call center-related initiatives that we put in place at the end of 2020 have produced significant initial results in the first quarter of 2021 as reflected in increased productivity rates and enrollment growth.
In addition to the performance of our outsourced call center agents, we believe that our 2020 performance was also impacted by other external factors, such as the global pandemic and an extended election cycle, both of which influenced consumer demand and competitive behavior, especially during the fourth quarter Medicare annual enrollment period.
Since our 2020 financial results were below our 2020 performance targets and to reinforce our pay for performance philosophy, executive bonuses were paid in March 2021 at 25% of their 2020 target bonus amounts in accordance with previously established revenue and adjusted EBITDA performance goals set by our compensation committee for 2020 variable at-risk cash-based incentive compensation. The payouts were the result of revenue performance against the goals and not adjusted EBITDA performance. The 25% of target payout compares to executive bonuses that were paid in March 2020 at approximately 150% of their target bonus amounts for 2019 following significant over performance relative to our revenue and adjusted EBITDA targets in 2019. In addition, while the chief executive officer's targeted pay level for 2020 was elevated year-over-year due to the grant of a special, one-time performance-based equity award in March of 2020 with very aggressive stock price targets, none of the previously granted performance-based equity awards met their stock price, revenue and/or adjusted EBITDA performance criteria for the 2020 performance period.
Our 2020 financial results and operating highlights include:
•Total revenue was $582.8 million, a 26% increase compared to 2019*.
•GAAP net income was $45.5 million and adjusted EBITDA** was $83.7 million***.
•Medicare segment revenue grew 28% compared to a year ago*, driven primarily by strong growth in approved Medicare members and Medicare plan advertising revenue.
•Revenue in our Individual, Family and Small Business segment grew 11% compared to 2019.
•37% of applications for major medical Medicare products, including Medicare Advantage and Medicare Supplement plans, were submitted online compared to 27% in 2019. Online applications include unassisted and partially agent-assisted applications.
•Significant enhancement to consumer-facing and call center technology.
_______________
*    2019 total revenue, Medicare segment revenue and adjusted EBITDA exclude the positive impact of $42.3 million in revenue resulting from the change in estimate in expected cash commission collections relating to Medicare Advantage plans enrolled in prior to the fourth quarter of 2019.
**    Adjusted EBITDA was calculated by excluding the impacts of interest income and expense, income tax expense (benefit), depreciation and amortization, stock-based compensation expense, change in fair value earnout liability, restructuring and reorganization charges, purchase price adjustments, amortization of intangible assets, other income, net, and other non-recurring charges to GAAP net income. A reconciliation between adjusted EBITDA and GAAP net income is included in Appendix A to this Amendment No. 1on Form 10-K/A.
***    Effective with the first quarter of 2021, we modified our calculation of adjusted EBITDA to exclude the amortization of capitalized software development costs. The amortization of capitalized software development costs was $7.8 million for 2020. The modified calculation is intended to more closely align with how our peer companies calculate this non-GAAP financial measure. Revised adjusted EBITDA after excluding the amortization of capitalized software development costs was $91.4 million in 2020. A reconciliation between adjusted EBITDA and GAAP net income, both as originally reported and as adjusted to exclude the amortization of capitalized software development costs, is included in Appendix A to this Amendment No. 1 on Form 10-K/A.
Executive Compensation Overview
Consistent with our philosophy of aligning executive pay with our short- and long-term performance, and to align the interests of our management and stockholders, our compensation programs are designed to provide the majority of executive compensation in the form of variable, at-risk pay which is earned based on our performance.
During 2020, the compensation of our chief executive officer and other Named Executive Officers primarily consisted of base salary, an annual cash incentive award, and a mix of performance-based and service-based long-term equity incentive awards.
For 2020, our chief executive officer was eligible to earn up to approximately 94% of his total target direct compensation in the form of variable annual cash incentives and performance-based or service-based long-term equity incentives. Similarly, our other Named Executive Officers were eligible to earn up to approximately 87% (on average) of their total target direct compensation in the form of variable incentives. The following charts illustrate the target pay mix of our chief executive officer and the average target pay mix of our other Named Executive Officers for the past year:

As used in the above charts, total target direct compensation includes annualized base salary, variable annual cash incentives and long-term equity incentives. Base salary is calculated based on the base salary approved by the compensation committee in March 2020 and not actual salary earned. The variable incentives are calculated assuming all cash bonuses were awarded, and performance-based equity incentives were earned, at 100% of their target levels. The long term equity incentives are calculated using the grant date fair value of the equity awards computed in accordance with FASB ASC Topic 718. Accordingly, the amounts do not reflect the actual amounts awarded to our chief executive officer and other Named Executive Officers.

Pay for Performance

We believe that pay should be directly linked to performance with an emphasis on creating value for our stockholders. We take a long-term view of our business by creating incentives that will drive sustainable growth and long-term increase in our stock price. Our total stockholder return has grown significantly over the course of a five-year period. We have also seen significant, superior relative growth in total stockholder return, as our cumulative three-year and five-year total stockholder return have decisively outpaced those of the Nasdaq Composite index and the Research Data Group, or RDG, Internet Composite index that includes many of our peers. This was reflected in compensation decisions we made in March of 2020 (when our stock price was near all-time highs followed financial and operating over performance in fiscal 2019). At the same time, in March of 2021, the compensation committee took decisive actions when our short-term one-year stockholder return and financial results did not perform as expected. The reduction in our one-year stockholder return was driven by operational challenges encountered in the second half of 2020, including a reduction in Medicare member retention and lower than expected Medicare enrollment volume during the fourth quarter annual enrollment period. The compensation committee significantly reduced the total target direct compensation of our chief executive officer and other Named Executive Officers in 2021, demonstrating the compensation committee's philosophy of tying pay to performance.

Corporate Governance Best Practices
Our compensation committee, assisted by its independent compensation consultant, Radford, which is part of the Reward Solutions practice at Aon plc (“Radford”), stays informed of developing executive compensation best practices. In this regard, our best practices include:
•From 2018 through 2020, tying 94% of the equity awards granted to our chief executive officer to achieving long-term stock price and/or financial performance goals, including goals that are tied to revenue and adjusted EBITDA margin targets consistent with our long-range business and strategic plan;
•In 2020, tying 79% of the equity awards granted to our chief executive officer and 50% of the equity awards granted to our other Named Executive Officers to achieving certain meaningful levels of stock price appreciation;
•In 2021, tying 50% of the equity awards granted to our Named Executive Officers to achieving long-term cumulative adjusted EBITDA performance goals measured over a two-year period as well as certain levels of stock price performance;
•Linking pay to performance by, for example, formulaically tying bonus payouts under the executive bonus program to our financial performance;
•In 2021, reducing the total target direct compensation of our chief executive officer by 49% as compared his total target direct compensation in 2020;
•Maintaining stock ownership guidelines for executive officers and non-employee directors;
•Prohibiting all employees and directors, including our Named Executive Officers, from hedging their company common stock pursuant to our insider trading policy;
•Prohibiting all employees and directors, including our Named Executive Officers, from pledging company common stock as collateral for loans, pursuant to our insider trading policy;
•Not providing golden parachute excise tax gross-ups;
•Generally restricting our executive officers to be eligible to receive only the same benefits and perquisites as our other U.S.-based salaried employees;
•Conducting an annual Say-on-Pay advisory vote as a means to receive feedback from stockholders on our executive compensation program; and
•Engaging Radford to perform a risk analysis with respect to our compensation programs and policies, including for non-executive officers.

General Compensation Philosophy and Program Structure
Components of Executive Compensation
We strive to balance our need to compete for executive talent with the need to maintain a reasonable and responsible cost structure for our program, and to align our executive officers’ interests with our stockholders’ interests. In general, the objectives of our executive compensation program are to:

Compensation Components
Objective	Base Salary	Annual Incentives	Equity Awards
Attract, motivate and retain talented and dedicated executive officers	•	•	•
Directly link compensation to measurable corporate and individual performance		•	•
Focus executive officers on achieving near- and long-term corporate objectives and strategy		•	•
Reward executives for creating stockholder value		•	•

Role of the Compensation Committee
The compensation committee of our board of directors, composed entirely of non-employee independent members of our board of directors, oversees, among other things, the design and administration of our executive compensation program and our equity incentive plans (including reviewing and approving equity award grants). The compensation committee reviews and approves all compensation decisions relating to our executive officers on an annual basis. The compensation committee reviews the components of executive officer compensation for consistency with our compensation philosophy and takes into account changes in compensation practices among our peer group companies. The compensation committee also reviews overall compensation risk.
Role of Executive Officers
Our chief executive officer, chief financial officer and members of our human resources, finance and legal departments assist and support the compensation committee. Management does not determine executive officer compensation. However, management reviews our compensation philosophy with the compensation committee and develops compensation proposals for the compensation committee to consider. Management may provide various materials to the compensation committee, such as analyses of existing and proposed compensation programs and executive officer and other employee equity ownership information. Our chief executive officer and our chief people officer participated in meetings of our compensation committee, and our chief executive officer makes recommendations with respect to compensation proposals for executive officers other than himself. Final compensation decisions for the chief executive officer were made by the compensation committee in executive session.
Role of the Compensation Consulting Firm
The compensation committee has engaged Radford to provide compensation advisory services. Radford reports directly to the compensation committee for purposes of advising it on executive officer compensation and meets with certain members of management in conducting its reviews of various aspects of executive officer compensation. In early 2020, Radford conducted analyses of our executive officers’ base salaries, annual cash bonus awards and long-term equity incentive awards against the compensation of executive officers in similar positions with companies considered to be our “peer companies.” Radford also reports on overall compensation risk, reviews equity plan usage and makes recommendations to the compensation committee on executive new hire packages. Radford attended compensation committee meetings, including executive sessions, to present its analyses and to discuss its findings with the compensation committee. The compensation committee reviewed Radford’s analyses in the context of making its decisions with respect to executive officers' compensation for 2020.

Compensation Committee Advisor Independence
We, as a company, participate in Radford’s Global Technology Survey and Global Sales Survey in order to obtain market compensation information for executives and staff globally. Radford also assists us in valuing equity awards to ensure that such awards are properly expensed. The compensation committee has considered the independence of Radford pursuant to Nasdaq Stock Market and Securities and Exchange Commission rules and has found no conflict of interest in Radford’s continuing to provide advice to the compensation committee.
The compensation committee is also regularly advised by the company’s outside legal counsel, Cooley LLP. The compensation committee has considered the independence of Cooley LLP pursuant to Nasdaq Stock Market and Securities and Exchange Commission rules and has found no conflict of interest in Cooley’s continuing to provide advice to the compensation committee. The compensation committee intends to reassess the independence of its advisers at least annually.
Consideration of 2020 Advisory Say-On-Pay Vote Results
On June 9, 2020, we held a stockholder advisory vote on the compensation of our Named Executive Officers, commonly referred to as a “Say-On-Pay” vote. Our stockholders overwhelmingly supported the proposal, with approximately 98.6% of votes cast in favor of the resolution. Noting the results of our annual Say-On-Pay vote from 2019, the compensation committee retained our general approach to our executive compensation program when it determined the 2020 compensation program in March of 2020, with a continued emphasis on rewarding our executive officers through compensation if they deliver long-term value for our stockholders. The compensation committee considers input from our stockholders as well as the outcome of our annual Say-on-Pay vote, when making executive compensation program decisions.
Competitive Positioning
For the 2020 executive compensation review Radford provided an analysis of our executive officer compensation against the compensation of executive officers in similar positions with a set of peer group companies (which changed from 2019 to 2020, as described below) and also with compensation data drawn from healthcare technology or software/Internet companies with revenues from $150 million to $700 million included in the Radford Global Technology Survey. The survey data were used in addition to the peer group company data as they were believed to be reflective of companies that compete in our labor market and of companies with similar revenue levels.
2020 Peer Group
The peer group developed by Radford, approved by our compensation committee and used in Radford’s analysis for 2020 compensation, was based on peer companies primarily in the healthcare technology or software/Internet business with revenues ranging from $150 million to $700 million and market capitalization ranging from $500 million to $4 billion.

Using the above criteria, the following companies were identified to comprise our 2020 peer group:

Peer Group Companies
Benefitfocus, Inc.	Instructure, Inc.
Carbonite, Inc.	LivePerson, Inc.
Care.com, Inc.	Omnicell, Inc.*
Castlight Health, Inc.	Paylocity Holding Corporation*
Chegg, Inc.	Quotient Technology, Inc.
Eventbrite, Inc.*	Tabula Rasa HealthCare, Inc.*
Evolent Health, Inc.*	Teladoc Health, Inc.*
HealthEquity, Inc.*	TrueCar, Inc.
HMS Holdings Corp.*	Vocera Communications, Inc.*
Inovalon Holdings, Inc.*	Yext, Inc.*
* New in 2020

Blucora, Inc., BrightCove, Inc. DHI Group, Inc., Health Insurance Innovations, Inc., Limelight Networks, Liquidity Services, Inc., MINDBODY, Inc., Petmed Express, Inc., QuinStreet, Inc., ServiceSource International, Inc. and XO Group Inc., companies included in the 2019 peer group, were removed from the 2020 peer group because they were acquired or merged with other companies or no longer meet the industry, revenue or market capitalization criteria for the peer group as a whole.
Use of Market Data
For its 2020 compensation decisions, the compensation committee maintained a practical approach to attracting and retaining key executive talent in line with market data. The compensation committee’s goal is generally to set all elements of compensation within a competitive range, using a balanced approach that does not use rigid percentiles to target pay levels for each compensation element, but instead makes its compensation decisions based on a variety of relevant factors, including those listed below. While the compensation committee continues to review and reference market data, the data generally are used to inform the compensation committee of market practices to ensure that our executive compensation program remains within a competitive range of our peers. In addition to the market data, several other factors are taken into account in setting the amount of each Named Executive Officer’s target total direct compensation opportunity. These factors include:
•Recruitment, retention and historical factors. The compensation committee reviews existing Named Executive Officer compensation and retention levels relative to estimated replacement cost with respect to the scope, responsibilities and skills required of the particular position.
•Lack of directly comparable data for some of our key roles. Compensation data for some of our key positions are not explicitly reported by companies in our compensation peer group or survey data. This results in limited sample sizes and/or inconclusive data that can be misleading if targeting a specific percentile for market positioning.
•Market positioning may be distorted by the source of the data. Certain elements of compensation reported from one source can be consistently higher or lower than the data collected from another, given differences in methods and samples used by each source to collect market data. Given this variability and volatility within the market data, the compensation committee has determined that targeting pay levels at specific percentiles of this data could result in outcomes that do not align with the internal value and strategic importance of various roles at the company.

Compensation Elements
Base Salaries
The compensation committee’s objective is to provide the Named Executive Officers with competitive base salaries. We provide this compensation component in order to attract and retain an appropriate caliber of talent and experience for our workforce, and to reward them for their day-to-day contributions. Our compensation committee reviewed base salaries for our Named Executive Officers in the first quarter of 2020 using peer group and survey data supplied by Radford as a means to verify that we were providing base salaries that would help us accomplish our goals. The compensation committee also considered position-specific market data in setting the base salaries of all Named Executive Officers.
In March 2020, following a review of market information, the compensation committee determined to increase our chief executive officer's base salary for the first time since 2016. During the four-year period since Mr. Flanders' became our chief executive officer in May 2016, our cumulative stockholder return had significantly outperformed those of the Nasdaq Composite index and the RDG Internet Composite index, including many of our peers. The compensation committee considered our superior financial and stock price performance, and Mr. Flanders' contributions to our company, when setting the base salary for Mr. Flanders in March of 2020. During the three-year period between January 1, 2017 and December 31, 2019, our Medicare revenue and segment profit grew at a compound annual growth rate of 77% and 165%, respectively. In addition, several important technology releases were undertaken to further solidify our position as a leading e-commerce destination for health insurance. The percentage of our major medical Medicare applications submitted online grew from 10% in 2017 to 27% in 2019. Since the compensation committee had not increased Mr. Flanders' base salary in four years, the compensation committee approved a larger year-over-year increase to Mr. Flanders' base salary in 2020. In March 2020, the compensation committee also increased the base salary of our other Named Executive Officers to recognize these executives' strong performance, increases in the scope of their responsibilities and significant contributions to our financial and stock price performance in 2019. Additional consideration was given to peer compensation for similar positions.

Name	2019 Base Salary	2020 Base Salary	Percentage Change
Scott N. Flanders	$600,000	$700,000	17%
Derek N. Yung	375,000	412,500	10%
Timothy C. Hannan	325,000	375,000	15%
Phillip A. Morelock	294,000	325,000	11%
Gregg R. Ratkovic	284,625	293,733	3%
Annual Cash Bonus Awards
We provide the opportunity for our executive officers to earn an annual cash bonus award. We provide this opportunity in order to attract and retain employees with a high caliber of talent and experience for our key positions and to link payments to the achievement of our annual financial and/or operational objectives.
Our compensation committee approved the executive bonus arrangement for the fiscal year ended December 31, 2020 (the “2020 Bonus Program”). The 2020 Bonus Program was established under the executive bonus plan for all Named Executive Officers. The 2020 Bonus Program provided executives the opportunity to earn cash bonus awards based on achieving performance goals relating to company performance established by the compensation committee.
In the case of all Named Executive Officers, company performance under the 2020 Bonus Program was measured by the achievement of specific financial goals related to revenue and adjusted EBITDA. Adjusted EBITDA was calculated by excluding the impacts of interest income and expense, income tax expense (benefit), depreciation and amortization, stock-based compensation expense, change in fair value earnout liability, restructuring and reorganization charges, purchase price adjustments, amortization of intangible assets, other income, net, and other non-recurring charges to GAAP net income.

In the event that we met the target revenue performance goal, the Named Executive Officers were eligible to receive 50% of their respective target payout. In the event that we met the target adjusted EBITDA goal, the Named Executive Officers were eligible to receive 50% of their respective target payout. The Named Executive Officers would not receive any payout with respect to a goal that is achieved at less than 97% with respect to the target revenue goal and 94% with respect to the target adjusted EBITDA goal. The maximum payout the Named Executive Officers could receive under the 2020 Bonus Program was 150% of the participant’s target payout for achievement that exceeds 103% of the target revenue goal and 106% of the target adjusted EBITDA goal. The specific performance goals for the year ended December 31, 2020 approved by the compensation committee were as follows:

Metric	Threshold	Target	Maximum
GAAP Annual Revenue	$580,000,000	$600,000,000	$620,000,000
Adjusted EBITDA	$120,000,000	$127,500,000	$135,000,000
The compensation committee established rigorous performance goals for the 2020 Bonus Program. Our 2019 financial results reflect a $42.3 million in positive revenue impact from the change in estimate for expected cash commission collections for Medicare Advantage plans since we began selling such products through the third quarter of 2019. As a result, the compensation committee decided to set the performance goals for the 2020 Bonus Program relative to our 2019 financial results as adjusted to exclude the impact of the $42.3 million. The target revenue goal of $600 million represented growth of more than 29% over our 2019 revenue of $463.9 million, after excluding the impact of $42.3 million in revenue in the fourth quarter of 2019 related to the change in estimate. The target adjusted EBITDA goal of $127.5 million represented a 40% increase from our 2019 adjusted EBITDA of $90.9 million, after excluding the impact of the $42.3 million in revenue in the fourth quarter of 2019 related to the change in estimate.To achieve any payout with respect to a goal, our 2020 revenue would have to grow more than 25% and our adjusted EBITDA would have to grow more than 32% compared to our 2019 results.
The compensation committee believed the achievement of these target goals would both create stockholder value and require significant effort on the part of each Named Executive Officer, and it therefore approved cash bonus award opportunities based on achievement of these goals. The compensation committee approved target and maximum cash bonus award opportunities under the 2020 Bonus Program for our Named Executive Officers as follows:

Name	Fiscal 2020 Cash Bonus Award Opportunity
	Target		Maximum
	Percent of Base Salary	Amount	Percent of Base Salary	Amount
Scott N. Flanders	125%	$875,000	187.5%	$1,312,500
Derek N. Yung	75%	309,375	112.5%	464,063
Timothy C. Hannan	75%	281,250	112.5%	421,875
Phillip A. Morelock	60%	195,000	90%	292,500
Gregg R. Ratkovic	60%	176,240	90%	264,360
The compensation committee decided to maintain the same (on a percentage-of-base salary basis) 2020 cash bonus opportunities for Mr. Flanders as he had in the previous year. With respect to Messrs. Yung and Hannan, the compensation committee increased the target payout as a percentage of base salary from 60% to 75% and the maximum payout from 90% to 112.5%. Consistent with the compensation committee's philosophy of linking pay directly to performance, the compensation committee determined that a significant portion of our Named Executive Officers total direct compensation should be variable, at-risk cash compensation. The compensation committee believed that the incentives provided a meaningful reward if the goals were achieved and were necessary to retain our Named Executive Officers and to maintain competitiveness with similarly performing companies.

In March 2021, our compensation committee considered and determined the 2020 fiscal year performance of the company and each of the Named Executive Officers against the previously established performance goals. The 2020 revenue and adjusted EBITDA goals and the company’s 2020 achievement were as follows:

Metric	Target Goal	2020 Company Achievement	Achieved Payout Percentage Relative to Target
GAAP Annual Revenue	$600,000,000	$582,774,000	50%
Adjusted EBITDA	127,500,000	83,682,000	—%

After applying the 50:50 percentage weightings between revenue and adjusted EBITDA performance goals in accordance with the payout formula, the compensation committee determined that the Named Executive Officers had achieved a weighted overall payout percentage relative to target of 25%. The compensation committee then concluded that bonus payments would be made under the 2020 Bonus Program to each of the participants in the 2020 Bonus Program in accordance with the payout formula. In light of the underperformance of our financial performance relative to target in 2020, each of our Named Executive Officers received a significantly lower payout under our executive bonus program than in 2019. This aligns with the compensation committee's philosophy of linking actual pay with financial performance. The compensation committee approved the following payouts under the 2020 Bonus Program:

Name	According to Payout Formula	Actual Payout
Scott N. Flanders	$218,750	$218,750
Derek N. Yung	77,344	77,344
Timothy C. Hannan	70,313	70,313
Phillip A. Morelock	48,750	48,750
Gregg R. Ratkovic	44,060	44,060
Equity Incentive Awards
Equity incentive awards are an important part of our overall compensation program as they reward and incentivize performance, assist in employee retention and help to align employee interests with the interests of our stockholders. The compensation committee reviews the equity holdings of our Named Executive Officers regularly, and grants equity awards to our Named Executive Officers informed in part by the market data provided by Radford, as discussed above. The terms of our 2020 equity awards are set forth below, and additional relevant provisions with respect to particular Named Executive Officers may be found in the “Employment Agreements, Severance Agreements and Change of Control Arrangements” section of this Amendment No. 1 on Form 10-K/A.
In reviewing our equity award practices, we are committed to effectively rewarding, incentivizing and retaining our key employees with a competitive equity compensation program while maintaining acceptable levels of stockholder dilution. For this reason, we carefully manage both our gross burn rate and our net burn rate. Gross burn rate reflects equity awards granted during the fiscal year divided by the weighted average number of shares outstanding. Net burn rate reflects equity awards granted during the fiscal year less equity awards cancelled and returned to the plan (net equity grants), divided by the weighted average number of shares outstanding. Although we are classified with insurance companies in proxy advisory firm burn rate comparisons across industry groups, our placement in that category simply is not realistic given that we are an ecommerce and technology company headquartered in Silicon Valley and compete for employees with companies in the Internet, software and services industries. As a result, our equity incentive award grants are generally greater than those companies in the insurance company category and are more aligned with Internet, software and services companies.

2020 Executive Equity Compensation
In 2020, our compensation committee approved equity incentive awards for our Named Executive Officers in the form of performance-based restricted stock units and/or time-based restricted stock units. The sizes of the awards were set to deliver competitive value while also maintaining an appropriate burn rate for the year. The compensation committee determined the number of shares subject to the awards granted to our Named Executive Officers after assessing market data provided by Radford.
Of the awards granted in 2020, 79% of the equity awards granted to our chief executive officer and 50% of the equity awards granted to the other Named Executive Officers were performance-based restricted stock units tied to achieving performance goals. The remaining equity awards were granted in the form of time-based restricted units that vest based on continuous service over a four-year period. The compensation committee believes that granting equity awards in the form of time-based restricted stock units would provide an incentive to our Named Executive Officers to continue employment with us.
In March 2020, the compensation committee granted two types of performance-based restricted stock units to our chief executive officer, all of which are tied to the achievement of certain levels of stock price performance. The first type of performance-based restricted stock units was granted to our chief executive officer and all other Named Executive Officers and is tied to achieving certain levels of stock price performance over the four-year period following the grant date. The Named Executive Officers will become eligible to vest in the performance-based restricted stock units if in any 30 calendar-day period our average closing stock price traded at or above the following price thresholds:

Stock Price from Price Threshold	Percentage of Award Eligible to Vest	Percentage Increase from Base Price to Achieve Price Threshold
$146.70	33.3%	25%
$158.44	33.3%	35%
$176.04	33.3%	50%
These performance-based restricted stock unit awards were approved when our 30 calendar-day average closing stock price as of February 28, 2020 (the "Base Price") was $117.36 per share, so our stock price would have had to increase significantly (with a range of increase of 25% to 50%) from the Base Price in order for the Named Executive Officer to be eligible to vest in the shares subject to the performance-based restricted stock unit award. The compensation committee believes that tying the performance-based restricted stock unit awards to achievement of our stock price targets motivates our executives to take actions and pursue opportunities that will enhance the long-term value of our stock and benefit our stockholders. In addition, upon achievement of one or more of the price thresholds, the percentage that became eligible to vest would not vest until the one-year anniversary of achieving the applicable price threshold, subject to the executive’s continuing to provide services to us through the vesting date. This additional service requirement acts as an additional retention incentive and also protects against an executive immediately selling the shares that become eligible for service-based vesting to take advantage of a short-term increase in the stock price and provides an additional incentive to achieve a sustainable stock price increase. Upon a change in control (as defined in our 2014 Equity Incentive Plan), only those performance-based restricted stock units that would become eligible to vest based on the change in control price (treating that price as if it were the 30-day average stock price) will remain eligible to vest, and the rest of the shares subject to the award would be forfeited.

In addition, the compensation committee granted a second type of performance-based restricted stock units to our chief executive officer that is tied to achieving very aggressive levels of stock price performance from the date of grant through December 31, 2022 (the “Incremental Stock Price PSUs”). The Incremental Stock Price PSUs were approved when our 30 calendar-day average closing stock price as of March 6, 2020 (the “March 2020 Base Price”) was $122.71 per share, so our stock price would have had to increase significantly (with a range of increase of 47% to 79%) from the March 2020 Base Price in order for the chief executive officer to be eligible to vest in the shares subject to the performance-based restricted stock unit award. If we do not meet the stock price performance thresholds by December 31, 2022, the Incremental Stock Price PSUs will be cancelled. The goal of these Incremental Stock Price PSUs is to align the interests of our chief executive officer with those of our stockholders and to incentivize him to increase the value of the business in a manner that would drive a sustainable increase in our stock price. The Incremental Stock Price PSUs will become eligible to vest if in any 90 calendar-day period our average closing stock price traded at or above the following price thresholds:

Stock Price from Price Threshold	Percentage of Award Eligible to Vest	Percentage Increase from March 2020 Base Price to Achieve Price Threshold
$180.00	50.0%	47%
$200.00	25.0%	63%
$220.00	25.0%	79%
Upon achievement of one or more of the price thresholds, the percentage that became eligible to vest would not vest until January 1, 2023, subject to Mr. Flanders' continuing to provide services to us through the vesting date. The compensation committee established this additional service requirement for its effect on the retention of our chief executive officer. The compensation committee reviewed the unvested equity awards held by Mr. Flanders as of March 2020 and noted only 6,250 time-based restricted units and 45,000 performance-based restricted stock units were eligible to vest in 2021 or later. The compensation committee believed the grant of the Incremental Stock Price PSUs would have a positive impact on the retention of Mr. Flanders and would incent Mr. Flanders to take actions that would result in long-term stockholder return. The compensation committee intended the grant to be a special, incremental award to adjust for Mr. Flanders' unvested equity award position as of March 2020. Upon a change in control (as defined in our 2014 Equity Incentive Plan), only those Incremental Stock Price PSUs that would become eligible to vest based on the 90 calendar-day average stock price prior to the date we publicly announce that we have entered into a binding definitive agreement to effect a transaction that would be a change in control will remain eligible to vest, and the rest of the shares subject to the award would be forfeited.
The number of shares of our common stock granted to our Named Executive Officers under restricted stock unit awards approved by the compensation committee during 2020 is summarized as follows:

Name	Restricted Stock Units	Stock Price Performance-Based Restricted Stock Units	Incremental Stock Price Performance-Based Restricted Stock Units
Scott N. Flanders	24,500	24,500	65,000
Derek N. Yung	12,500	12,500
Timothy C. Hannan	12,500	12,500
Philip A. Morelock	12,500	12,500
Gregg R. Ratkovic	5,000	5,000

2020 Achievement of Performance-Based Equity Awards
None of the previously granted performance-based equity awards in 2019 or 2020 met their stock price, revenue and/or adjusted EBITDA margin performance criteria in 2020. This further demonstrates the rigor and difficulty of the goals set by the compensation committee with respect to our performance-based equity awards. Consistent with the compensation committee's philosophy of rewarding pay for performance, these performance awards will not become eligible for time-based vesting until the rigorous long-term financial performance goals are achieved. The compensation committee believes these long-term performance awards will continue to align the interest of our executive officers with those of our stockholders and motivate them to improve our adjusted EBITDA performance while pursuing revenue growth.
Looking Ahead to 2021 Compensation
In March 2021, the compensation committee set target compensation for our executive officers for 2021. The compensation committee reviewed our 2020 financial performance, stock price performance, peer data and considered inputs from our stockholders. Based in part on inputs from our stockholders, the compensation committee granted certain equity awards in the form of performance-based restricted stock units that are tied to achievement of long-term financial and operating performance goals. Further, in light of our underperformance in 2020, the compensation committee reduced the total target direct compensation of our chief executive officer by 49% as compared to his total target direct compensation in 2020. The total target direct compensation of our other Named Executive Officers was also reduced by 18%. Below is a summary of our chief executive officer total target direct compensation in 2021:
•No changes to base salary;
•No changes to target annual cash opportunities as a percentage of base salary;
•The grant date fair value was $4.8 million for the long-term equity awards granted in 2021 compared to $10.9 million for the long-term equity awards granted in 2020;
•50% of the equity awards granted in 2021 were performance-based restricted stock units tied to the achievement of long-term cumulative adjusted EBITDA performance goals measured over a two-year period as well as certain levels of stock price performance.

Change in Control and Termination Arrangements
We have entered into employment and severance agreements, providing for certain severance benefits upon certain terminations in connection with a change of control and outside of a change of control, with our Named Executive Officers. At the direction of the compensation committee, Radford conducted a study of change of control severance market practices. Informed by this data, the compensation committee designed agreements considering market norms. The severance arrangements with our Named Executive Officers are more fully described under the section entitled “Employment Agreements, Severance Agreements and Change of Control Arrangements.”
Other Compensation; Perquisites
We provide the opportunity for our executive officers and other employees to receive general health and welfare benefits. We also maintain a retirement and deferred savings plan available to all U.S. employees, which is intended to qualify under Sections 401(a) and 401(k) of the Internal Revenue Code. This plan allows each participant to contribute up to 100% of their pre-tax compensation, up to a statutory limit, which was $19,500 (or $26,000 for employees over 50 years of age) in calendar year 2020. Under the plan, each participant is fully vested in his or her own contributions. We match 100% of each participant’s contribution each pay period, up to a maximum of 3% of the employee’s base salary during that period. Our matching contributions vest one-third for each of the first three years of service from the date of hire. The plan also permits us to make discretionary profit-sharing contributions, but we have not made such contributions to date.
We generally restrict our executive officers so that they are eligible to receive only the same benefits and perquisites as our other U.S.-based salaried employees. However, we provided $9,293 in travel payments to Mr. Hannan and $58,366 in relocation payments (including tax gross ups) to Mr. Ratkovic in 2020 to allow him to relocate to our Gold River, California office in accordance with the terms of our relocation program. These payments are set forth in the Summary Compensation Table under the column, “All Other Compensation.”
Our executive officers are eligible to participate in our 2020 Employee Stock Purchase Plan on the same terms as all other U.S. employees who meet the eligibility criteria.
Stock Ownership Guidelines
Our compensation committee has approved stock ownership guidelines for our executive officers to further align their interests with the interests of our stockholders. In September 2020, our compensation committee amended our stock ownership guidelines to increase the stock ownership requirements for our chief executive officer and other executive officers to encourage increased ownership of our stock and to further align our executive officers' interests with those of our stockholders.
Pursuant to the amended stock ownership guidelines, our chief executive officer is expected to accumulate and hold a number of shares of our common stock with a value equal to six times his annual base salary as chief executive officer and to maintain this minimum amount of stock ownership throughout his employment. Our chief executive officer is expected to achieve the applicable level of ownership within five years of his becoming chief executive officer. Prior to the adoption of the amended stock ownership guidelines, our chief executive officer was expected to accumulate and hold a number of shares of our common stock equal to the lesser of (i) that number of shares with a value equal to three times his initial annual base salary or (ii) the number of shares determined by multiplying his initial annual base salary as chief executive officer by three and dividing the resulting product by the closing sales price of our common stock on the date upon which the individual became chief executive officer,
Under the amended stock ownership guidelines, our executive officers (other than the chief executive officer) are expected to accumulate and hold a number of shares of our common stock with a value equal to three times their annual base salary and to maintain this minimum amount of stock ownership throughout their employment. The executive officers (other than the chief executive officer) are expected to achieve the applicable level of ownership within five years of the date of adoption of the amended stock ownership guidelines, or for future executive officers, within five years of their becoming an executive officer. Prior to the adoption of the amended stock ownership guidelines, our Named Executive Officers were expected to accumulate and hold a number of shares of our common stock equal to the lesser of (i) that number of shares with a value equal to their initial annual base salary or (ii) the number of shares determined by dividing their initial annual base salary by the closing sales price of our common stock on the date upon which they first became an executive officer and to maintain this minimum amount of stock ownership throughout their employment.
The following equity holdings qualify towards satisfaction of the amended stock ownership guidelines: (i) shares directly owned by the executive officer or his or her immediate family members; (ii) shares held in trust, limited partnerships or similar entities for the benefit of the executive officer or his or her immediate family members; (iii) shares subject to restricted stock units or other full-value awards that have vested, but for which an executive officer has elected to defer settlement of the award to a date beyond the date of vesting; (iv) shares subject to restricted stock units or other full-value awards that are unvested and for which the only requirement to earn the award is continued service to the company and for which an executive has elected to defer the settlement of the award to a date beyond the date of vesting and (v) shares subject to stock options and stock appreciation rights that are vested and in the money.
In the event the applicable guideline is not achieved with respect to any executive officer by the applicable deadline, the executive officer will be required to retain an amount equal to 75% of the net shares received as a result of the exercise of stock options or stock appreciation rights or the vesting of restricted stock units or other full-value awards until the applicable guideline has been achieved. “Net shares” are those shares that remain after shares are sold or netted to pay the exercise price (if any) of equity awards and applicable taxes. Under certain limited circumstances, the guidelines may be temporarily suspended by our compensation committee at its discretion.
As of the date of this Amendment No. 1 on Form 10-K/A, all executive officers are in compliance with the amended ownership guidelines.
Insider Trading Compliance Program
Our employees, including our Named Executive Officers, are prohibited from trading our securities in violation of our insider trading compliance program, including activities such as trading on material, nonpublic information, pledging of our securities as collateral for a loan and trading in derivative securities (e.g., “puts,” “calls,” or other similar hedging instruments) relating to our securities. For more information about our insider trading compliance program, see “Corporate Governance Matters—Insider Trading Compliance Program” in Item 10 of this Amendment No. 1 on Form 10-K/A.

Risk Assessment
Our compensation committee retained Radford, its independent compensation consultant, to evaluate the risk inherent in our executive and non-executive compensation programs. Accordingly, Radford evaluated our executive and non-executive compensation programs and provided a report to the compensation committee. The report concluded that, among other things:
•Overall pay mix, among base salary, variable cash and long-term incentives, was aligned with the practices of our peers;
•Incentive plans are well-aligned with compensation design principles that generally follow best practices;
•Management incentives are capped and require a threshold level of performance that help protect against overpayment in a challenging business environment;
•Severance benefits are closely managed and are not excessive; and
•Share retention guidelines established for executive officers and non-employee directors generally follow best practices.

Compensation Committee Interlocks and Insider Participation
The directors who were members of our compensation committee during part or all of 2020 were Andrea C. Brimmer, Jack L. Oliver, III and Dale B. Wolf. None of the current or past members of our compensation committee has at any time been an officer or employee of ours while serving on the committee. None of our executive officers serves, or in the past fiscal year has served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board of directors or compensation committee.

Compensation Committee Report
The information contained in this report shall not be deemed “soliciting material” or incorporated by reference by any general statement incorporating by reference this Amendment No. 1 on Form 10-K/A into any filing under the Securities Act of 1933, as amended (the “Securities Act”), or under the Exchange Act, except to the extent we specifically incorporate this report by reference, and shall not otherwise be deemed filed under the Securities Act or the Exchange Act.
The compensation committee of the board of directors of the Company has reviewed and discussed with management the “Compensation Discussion and Analysis” section of this Amendment No. 1 on Form 10-K/A. Based on this review and discussion, the compensation committee recommended that the Compensation Discussion and Analysis section be included in the Company’s Annual Report on Form 10-K and proxy statement for the 2021 Annual Meeting of Stockholders.
This report is submitted by the compensation committee.

Compensation Committee

Dale B. Wolf (Chairperson)
Andrea C. Brimmer
Jack L. Oliver, III

2020 Summary Compensation Table
The information below sets forth the “total compensation” earned by our Named Executive Officers for the years ended December 31, 2020, 2019 and 2018. The total compensation presented does not reflect the actual compensation received by our Named Executive Officers. For example, the amounts in the “Stock Awards” column include the grant date fair values of time-based restricted stock units and/or performance-based restricted stock units, granted in that applicable year and the amounts in the “Option Awards” column include the grant date fair values of time-based stock options and/or performance-based stock options granted in that applicable year. These amounts were calculated, with respect to the performance-based restricted stock units and performance-based stock options, by assuming all performance criteria were met at 100% achievement. For more information, see the footnotes to the 2020 Summary Compensation Table.

Name and Principal Position	Year	Salary(1)	Stock Awards(2)(3)		Option Awards(2)(3)	Non-Equity Incentive Plan Compensation(4)	All Other Compensation		Total
Scott N. Flanders	2020	$703,846	$10,878,273	(5)	$—	$218,750	$8,550	(6)	$11,809,419
Chief Executive Officer	2019	600,000	8,064,027		—	1,125,000	9,092		9,798,119
	2018	600,000	2,064,856		—	828,000	5,500		3,498,356
Derek N. Yung	2020	419,712	2,807,038	(7)	—	77,344	5,928	(6)	3,310,022
Senior Vice President, Chief Financial Officer	2019	369,231	4,004,177		—	337,500	—		4,710,908
	2018	188,462	1,158,875		1,089,113	243,500	269		2,680,219
Timothy C. Hannan	2020	377,885	2,807,038	(8)	—	70,313	17,843	(9)	3,273,079
Chief Revenue Officer	2019	319,231	3,852,976		—	300,000	35,094		4,507,301
	2018	300,000	420,262		—	352,000	37,916		1,110,178
Phillip A. Morelock	2020	330,346	2,807,038	(10)	—	48,750	8,550	(6)	3,194,684
Chief Digital Officer
Gregg R. Ratkovic	2020	302,929	1,034,097	(11)	—	44,060	66,916	(12)	1,448,002
SVP, Carrier and Business Development
_______________

(1)Salary includes base salary including payment in respect of accrued paid-time-off and holidays.
(2)Amounts were based on the grant date fair value computed in accordance with FASB ASC Topic 718. Our accounting policies regarding equity compensation and the assumptions used to calculate the value of our equity awards are set forth in Notes 1 and 5 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020.
(3)For more information regarding our Named Executive Officers’ long-term equity incentives granted in 2020, see “Compensation Discussion and Analysis—Compensation Elements.”
(4)Amounts are performance-based cash bonus awards earned and approved by the compensation committee for their respective fiscal years.
(5)Amount represents the grant date fair value of 89,500 performance-based restricted stock units and 24,500 restricted stock units granted in 2020.
(6)Amount represents 401(k) matching contributions.
(7)Amount represents the grant date fair value of 12,500 performance-based restricted stock units and 12,500 restricted stock units granted in 2020.
(8)Amount represents the grant date fair value of 12,500 performance-based restricted stock units and 12,500 restricted stock units granted in 2020.
(9)Amount represents travel reimbursements of $9,293 as approved by the compensation committee and 401(k) matching contributions of $8,550.
(10)Amount represents the grant date fair value of 12,500 performance-based restricted stock units and 12,500 restricted stock units granted in 2020.
(11)Amount represents the grant date fair value of 5,000 performance-based restricted stock units and 5,000 restricted stock units granted in 2020.
(12)Amount represents relocation reimbursements of $58,366 as approved by the compensation committee and 401(k) matching contributions of $8,550.

CEO Pay Ratio
We are required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 402(u) of Regulation S-K to disclose the ratio of our median employee’s annual total compensation to the annual total compensation of our principal executive officer. During 2020, the principal executive officer of eHealth was our chief executive officer, Scott N. Flanders. For 2020, the combined annual total compensation for Mr. Flanders was $11,809,419, and for our median employee was $75,887, resulting in a pay ratio of approximately 156:1.
Our median employee was originally determined as of December 31, 2019. There has been no change in our employee population or employee compensation arrangements that we believe would significantly impact the pay ratio disclosure in 2020. However, since the median employee was no longer an active employee as of December 31, 2020, we selected another employee whose compensation was substantially similar to the original median employee in 2019 based on the compensation measures used to identify the original median employee. In 2019 we identified the median employee by aggregating for each applicable employee (a) the annual base salary for salaried employees (or, for hourly employees, the hourly pay rate multiplied by the estimated 2019 work schedule) and (b) the target bonus for 2019, and ranking this compensation measure for our employees from lowest to highest. This calculation was performed for individuals employed by us on December 31, 2019, excluding our chief executive officer Scott N. Flanders, whether employed on a full-time, part-time or seasonal basis. Components of compensation paid in foreign currencies were converted to U.S. dollars based on 2019 average exchange rates.
The pay ratio reported above is a reasonable estimate calculated in a manner consistent with Securities and Exchange Commission rules based on our internal records and the methodology described above. Because the Securities and Exchange Commission rules for identifying the median compensated employee and calculating the pay ratio based on that employee’s annual total compensation allow companies to adopt a variety of methodologies, to apply certain exclusions, and to make reasonable estimates and assumptions that reflect their employee populations and compensation practices, the pay ratio reported by other companies may not be comparable to the pay ratio reported above, as other companies have different employee populations and compensation practices and may utilize different methodologies, exclusions, estimates and assumptions in calculating their own pay ratios.

2020 Grants of Plan-Based Awards
The following table provides information regarding the amount of cash bonus awards eligible to be earned in 2020 by each of the Named Executive Officers and equity awards granted in 2020 to each of the Named Executive Officers.

Name	Grant Date	Approval Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)			All Other Stock Awards: Number of Shares of Stock or Units (#)(3)	All Other Stock Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($ per Share)	Grant Date Fair Value of Stock and Option Awards ($)(4)
			Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Scott N. Flanders	4/21/2020	3/26/2020				8,167	24,500	24,500				$2,573,558
	4/21/2020	3/26/2020				32,500	65,000	65,000				$5,376,475
	4/21/2020	3/26/2020							24,500			$2,928,240
	3/10/2020	3/10/2020		$875,000	$1,312,500
Derek N. Yung	4/21/2020	3/4/2020				4,167	12,500	12,500				$1,313,038
	4/21/2020	3/4/2020							12,500			$1,494,000
	3/4/2020	3/4/2020		$309,375	$464,063
Timothy C. Hannan	4/21/2020	3/4/2020				4,167	12,500	12,500				$1,313,038
	4/21/2020	3/4/2020							12,500			$1,494,000
	3/4/2020	3/4/2020		$281,250	$421,875
Phillip A. Morelock	4/21/2020	3/4/2020				4,167	12,500	12,500				$1,313,038
	4/21/2020	3/4/2020							12,500			$1,494,000
	3/4/2020	3/4/2020		$195,000	$292,500
Gregg R. Ratkovic	7/21/2020	6/8/2020							5,000			$475,547
	7/21/2020	6/8/2020				1,667	5,000	5,000				$558,550
	3/30/2020	3/30/2020		$176,240	$264,360
_______________

(1)Represents target and maximum cash bonus payouts under the 2020 executive bonus program as described in “Compensation Discussion and Analysis—Compensation Elements—Annual Cash Bonus Awards.” The actual bonus amounts paid to each Named Executive Officer are disclosed in the 2020 Summary Compensation Table set forth above.
(2)Represents performance-based restricted stock units granted in 2020.
(3)Represents time-based restricted stock units granted in 2020.
(4)Amounts shown reflect the grant date fair value of restricted stock and option awards (both time-based and performance-based) granted in 2020, computed in accordance with FASB ASC Topic 718. Our accounting policies regarding equity compensation and the assumptions used to compute the fair value of our equity awards are set forth in Notes 1 and 6 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020.

2020 Outstanding Equity Awards at Fiscal Year-End
Our stock options generally vest over a four-year term at the rate of 25% one year following the vesting commencement date and 1/48th of the shares per month thereafter. These options generally expire seven years after they are granted or earlier if the recipient’s employment or service terminates earlier. Our restricted stock units subject only to time-based vesting generally vest annually over four years in equal installments. Restricted stock units and stock options subject to performance-based vesting must meet additional preconditions to vesting and, once the total number of shares earned and eligible for vesting has been determined in accordance with the predetermined performance metrics, such eligible shares vest over one to three years from the vesting commencement date.

Except for the grant of a fully-vested restricted stock unit award in March 2017 to Mr. Flanders, which award was granted in lieu of a cash payment of Mr. Flanders’ 2016 bonus, all of the outstanding equity awards granted to date to our Named Executive Officers are subject to a minimum vesting period of one to three years if such award is based on the satisfaction of performance criteria or objectives and a minimum vesting period of four years if such award is based on the holder’s continued employment as an employee with the company. All of the stock options and restricted stock units granted to our Named Executive Officers are subject to a vesting schedule with a one-year initial vesting period.
The following table summarizes the number of equity securities underlying outstanding option awards and unvested restricted stock units for each Named Executive Officer as of December 31, 2020. Certain of our Named Executive Officers have elected to defer settlement of vested restricted stock units pursuant to the terms of a deferral election. Vested restricted stock units are not included in the table below. Vested restricted stock units are reflected in the table and related footnotes under “Security Ownership of Certain Beneficial Owners and Management,” “2020 Option Exercises and Stock Vested at Fiscal Year-End” and “2020 Non-Qualified Deferred Compensation Table.” See “Compensation Discussion and Analysis—Compensation Elements—Equity Incentive Awards” for a description of equity awards granted in 2020.

					Option Awards			Stock Awards
Name	Grant Date		Number of Securities Underlying Unexercised Options		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(1)
			Vested (#)	Unexercisable (#)
Scott N. Flanders	6/3/2016	(2)	150,000			$13.58	6/3/2023
	6/3/2016	(2)	150,000			$13.58	6/3/2023
	4/18/2017	(4)						6,250	$441,313
	4/16/2019	(3)								21,875	$1,544,594
	10/15/2019	(3)								11,875	$838,494
	4/21/2020	(5)						24,500	$1,729,945
	4/21/2020	(6)								8,167	$576,672
	4/21/2020	(7)								32,500	$2,294,825
Derek N. Yung	7/17/2018	(8)	42,500			$23.99	7/17/2025
	7/17/2018	(9)	26,562	15,938		$23.99	7/17/2025
	7/17/2018	(10)						12,500	$882,625
	4/16/2019	(3)								21,874	$1,544,523
	4/16/2019	(11)						3,750	$264,788
	10/15/2019	(3)								11,875	$838,494
	4/21/2020	(5)								4,167	$294,232
	4/21/2020	(7)						12,500	$882,625
Timothy C. Hannan	7/18/2017	(12)	5,624	1,876		$18.60	7/18/2024
	7/18/2017	(13)						2,500	$176,525
	4/17/2018	(14)						7,500	$529,575
	4/16/2019	(3)								21,874	$1,544,523
	4/16/2019	(11)						6,375	$450,139
	10/15/2019	(3)								11,875	$838,494
	4/21/2020	(5)								4,167	$294,232
	4/21/2020	(7)						12,500	$882,625
Phillip A. Morelock	10/16/2018	(15)	6,041	3,959		$23.78	10/16/2025
	10/16/2018	(16)						5,000	$353,050
	12/18/2018	(17)						2,000	$141,220
	12/17/2019	(18)						3,750	$264,788
	4/21/2020	(5)								4,167	$294,232
	4/21/2020	(7)						12,500	$882,625
Gregg R. Ratkovic	10/17/2017	(19)	1,750	1,751		$23.79	10/17/2024
	10/17/2017	(20)						750	$52,958
	12/18/2018	(17)						1,250	$88,263
	4/16/2019	(21)						1,725	$121,802
	12/17/2019	(18)						1,125	$79,436
	7/21/2020	(5)								1,667	$117,707
	7/21/2020	(22)						5,000	$353,050
_______________

(1)The market value of restricted stock unit awards that have not vested is calculated by multiplying the number of units that have not vested by the closing price of our common stock on December 31, 2020, which was $70.61.
(2)The option vests as to 25% of the shares one year after May 31, 2016 and 1/48th of the shares upon completion of each month of continuous service thereafter.
(3)The number of shares shown is based upon achieving threshold revenue and adjusted EBITDA margin performance goals over 4 fiscal quarters. Upon achievement of the performance thresholds, the percentage that becomes eligible to vest would vest June 30, 2022, subject to the executive continuing to provide services to us through the vesting date. As of December 31, 2020, none of the performance goals has been met.
(4)25% of the shares subject to the restricted stock units vest on each anniversary of the vesting start date of March 31, 2017, subject to the executive officer’s continued service with us.
(5)The number of shares shown is based upon achieving threshold stock price performance goals as of December 31, 2020. Upon achievement of one or more of the stock price thresholds, the percentage that becomes eligible to vest would vest on the one-year anniversary of achieving the applicable stock price threshold, subject to the executive officer's continuing to provide services to us through the vesting date. As of December 31, 2020, none of the performance goals has been met.
(6)The number of shares shown is based upon achieving threshold stock price performance goals as of December 31, 2020. Upon achievement of one or more of the stock price thresholds, the percentage that becomes eligible to vest would vest on January 1, 2023, subject to the executive officer's continuing to provide services to us through the vesting date. As of December 31, 2020, none of the performance goals has been met.
(7)25% of the shares subject to the restricted stock units vest on each anniversary of the vesting start date of March 30, 2020, subject to the executive officer’s continued service with us.
(8)The option vests 25% of the shares one year after August 15, 2018 and 1/48th of the shares upon completion of each month of continuous service thereafter.
(9)The option vests as to 25% of the shares one year after June 4, 2018 and 1/48th of the shares upon completion of each month of continuous service thereafter.
(10)25% of the shares subject to the restricted stock units vest on each anniversary of the vesting start date of June 4, 2018, subject to the executive officer’s continued service with us.
(11)25% of the shares subject to the restricted stock units vest on each anniversary of the vesting start date of March 30, 2019, subject to the executive officer’s continued service with us.
(12)The option vests 25% of the shares one year after June 26, 2017 and 1/48th of the shares upon completion of each month of continuous service thereafter.
(13)25% of the shares subject to the restricted stock units vest on each anniversary of the vesting start date of June 26, 2017, subject to the executive officer’s continued service with us.
(14)25% of the shares subject to the restricted stock units vest on each anniversary of the vesting start date of March 30, 2018, subject to the executive officer’s continued service with us.
(15)The option vests 25% of the shares one year after July 16, 2018 and 1/48th of the shares upon completion of each month of continuous service thereafter.
(16)25% of the shares subject to the restricted stock units vest on each anniversary of the vesting start date of July 16, 2018, subject to the executive officer’s continued service with us.
(17)25% of the shares subject to the restricted stock units vest on each anniversary of the vesting start date of October 7,2018, subject to the executive officer’s continued service with us.
(18)25% of the shares subject to the restricted stock units vest on each anniversary of the vesting start date of September 8, 2019, subject to the executive officer’s continued service with us.
(19)The option vests 25% of the shares one year after July 10, 2017 and 1/48th of the shares upon completion of each month of continuous service thereafter.
(20)25% of the shares subject to the restricted stock units vest on each anniversary of the vesting start date of July 10, 2017, subject to the executive officer’s continued service with us.
(21)25% of the shares subject to the restricted stock units vest on each anniversary of the vesting start date of April 16, 2019, subject to the executive officer’s continued service with us.
(22)25% of the shares subject to the restricted stock units vest on each anniversary of the vesting start date of July 21, 2020, subject to the executive officer’s continued service with us.

2020 Option Exercises and Stock Vested at Fiscal Year-End
The following table presents certain information concerning the exercise of stock options by each of our Named Executive Officers during the year ended December 31, 2020.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise(1)	Number of Shares Acquired on Vesting		Value Realized on Vesting(2)
Scott N. Flanders	—	$—	121,250	(3)'	$12,304,255
Derek N. Yung	—	—	22,500		2,261,488
Timothy C. Hannan	7,500	649,311	16,875		1,833,536
Phillip A. Morelock	—	—	4,750		432,065
Gregg Ratkovic	1,750	150,421	2,325		221,925
_______________

(1)The value realized equals the difference between the option exercise price and the fair market value of the company's common stock on the date of exercise, multiplied by the number of shares for which the option was exercised.
(2)The value realized equals the fair market value of the company’s common stock on the date of vesting, multiplied by the number of shares of stock that have vested.
(3)23,886 shares that vested in 2020 were deferred pursuant to the terms of a deferral election.

2020 Non-Qualified Deferred Compensation Table
We adopted a restricted stock unit deferral program that allows our Named Executive Officers to elect to defer settlement of vested restricted stock units. The following non-qualified deferred compensation table summarizes activities during 2020 and account balances relating to these deferred restricted stock units for our Named Executive Officers.

Name	Executive Contributions in 2020(1)	Company Contributions in 2020	Aggregate Earnings/Loss in 2020(2)	Aggregate Withdrawal/ Distributions in 2020	Aggregate Balance at 12/31/2020(3)
Scott N. Flanders	$3,115,212	—	$(12,690,420)	—	$32,904,066
_______________

(1)The reported dollar values are calculated by multiplying the number of deferred restricted stock units that vested in 2020 by the closing price of our common stock on the date the respective restricted stock units vested.
(2)Consisted solely of stock price decline of the Named Executive Officer’s deferred restricted stock units during 2020.
(3)Amount represents the cumulative value of the Named Executive Officer’s deferral activities, including earnings and withdrawals thereon as of December 31, 2020. The reported dollar values are calculated by multiplying the number of deferred restricted stock units held by the Named Executive Officer as of December 31, 2020 by the closing price of our common stock on December 31, 2020.
Pension Benefits
None of our Named Executive Officers participate in or have account balances in qualified or non-qualified defined benefit plans sponsored by us.
Non-Qualified Deferred Compensation
None of our Named Executive Officers participates in or has account balances in non-qualified defined contribution plans or other deferred compensation plans maintained by us. However, we have adopted a restricted stock unit deferral program that allows our Named Executive Officers to elect to defer settlement of vested restricted stock units.
Employment Agreements, Severance Agreements and Change of Control Arrangements
Agreements with Mr. Flanders
We entered into an employment agreement with Mr. Flanders, our chief executive officer and director, in May 2016 (the “Flanders Employment Agreement”). Under the terms of the Flanders Employment Agreement, if Mr. Flanders’ employment is terminated by us “without cause” or if he voluntarily resigns for “good reason” (as such terms are defined in the Flanders Employment Agreement), and provided that any such termination occurs during the period beginning with the date that we enter into a binding definitive agreement that would result in a change of control (as such term is defined in the Flanders Employment Agreement) and ending on the date 12 months following the change of control (the “Change of Control Period”), Mr. Flanders will be entitled to the following severance payments and benefits: (i) a cash payment (less applicable withholding taxes) in an amount equal to twenty-four months of Mr. Flanders’ then-current annual base salary; (ii) a cash payment (less applicable withholding taxes) in an amount equal to his target cash incentive award for such year, prorated to the date of termination; (iii) company-paid group health, dental and vision benefits for Mr. Flanders and his covered dependents for up to eighteen months and (iv) 100% vesting of any unvested equity awards granted to Mr. Flanders, provided that the performance-based option and performance-based restricted stock unit awards granted to Mr. Flanders will accelerate vesting only to the extent that performance has been achieved as of the date of termination of employment.
If Mr. Flanders’ employment is terminated by us without cause or if he voluntarily resigns for good reason and provided that any such termination occurs other than during the Change of Control Period, Mr. Flanders will be entitled to the following severance payments and benefits: (i) a cash payment (less applicable withholding taxes) in an amount equal to twenty-four months’ of his then-current annual base salary; (ii) a cash payment (less applicable withholding taxes) in an amount equal to his target cash incentive award for such year, prorated to the date of termination; and (iii) company-paid group health, dental and vision benefits for Mr. Flanders and his covered dependents for up to eighteen months.
Assuming Mr. Flanders terminated his employment with us for good reason or we terminated Mr. Flanders’ employment without cause within the Change in Control Period on December 31, 2020, we would have been required to pay Mr. Flanders severance of an aggregate value of approximately $4,474,712, consisting of $2,275,000 in cash severance payments, an estimated amount of $28,454 for health insurance premiums and a value of $2,171,258 from the acceleration of unvested equity awards. The value from the acceleration of unvested equity awards is calculated by multiplying the number of unvested shares subject to outstanding restricted stock units awards by the closing market price on December 31, 2020, which was $70.61 (the “December 2020 Share Value”). Assuming Mr. Flanders terminated his employment with us for good reason or we terminated Mr. Flanders’ employment without cause outside of the Change in Control Period on December 31, 2020, we would have been required to pay Mr. Flanders severance with an aggregate value of approximately $2,303,454, consisting of $2,275,000 in cash severance payments and an estimated amount of $28,454 for health insurance premiums.
Agreements with Mr. Yung
We entered into an employment agreement with Mr. Yung, our senior vice president, chief financial officer, in June 2018 (the “Yung Employment Agreement”). Under the terms of the Yung Employment Agreement, if Mr. Yung’s employment is terminated by us “without cause” or if he voluntarily resigns for “good reason” (as such terms are defined in the Yung Employment Agreement), Mr. Yung will be entitled to the following severance payments and benefits: (i) a cash payment (less applicable withholding taxes) in an amount equal to twelve months of Mr. Yung’s then current annual base salary; (ii) company-paid group health, dental and vision benefits for Mr. Yung and his covered dependents for up to twelve months; and (iii) vesting acceleration of the time-based restricted stock units and stock options granted to Mr. Yung in 2018 to the extent the award otherwise would have vested had he remained employed for an additional twelve months.
Assuming Mr. Yung terminated his employment with us for good reason or we terminated Mr. Yung’s employment without cause on December 31, 2020, we would have been required to pay Mr. Yung severance with an aggregate value of approximately $1,375,378, consisting of $412,500 in cash severance payments, an estimated amount of $26,228 for health insurance premiums, a value of $936,650 from the acceleration of twelve months of his time-based restricted stock units and time-based stock options granted in 2018, calculated by multiplying the number of the accelerated unvested shares subject to the time-based restricted stock units by the December 2020 Share Value and adding the value of accelerated unvested in-the-money time-based options as of December 31, 2020.
In addition to the Yung Employment Agreement, we granted performance-based restricted stock units to Mr. Yung which provide for full acceleration of the portion of the award (if any) for which the applicable performance goals had been met if Mr. Yung is terminated without cause (as such term is defined in the performance-based restricted stock unit) during the one-year period following a Change in Control (as defined in the 2014 Equity Incentive Plan). Assuming we terminated Mr. Yung's employment without cause during the one-year period following a Change in Control on December 31, 2020 and in addition to the amounts paid pursuant to the Yung Employment Agreement described above, the value from the acceleration of Mr. Yung’s performance-based restricted stock units would have been $0 since there are no earned-but-unvested shares subject performance-based restricted stock units as of December 31, 2020.

Agreements with Mr. Hannan
We also granted performance-based stock options and performance-based restricted stock units to Mr. Hannan which provide for full acceleration of the portion of the award (if any) for which the applicable performance goals had been met if Mr. Hannan is terminated without cause (as such term is defined in the performance-based stock options and restricted stock units) during the one-year period following a Change in Control (as defined in the 2014 Equity Incentive Plan). Assuming we terminated Mr. Hannan's employment without cause during the one-year period following a Change in Control on December 31, 2020, the value from the acceleration of Mr. Hannan’s performance-based restricted stock units would have been $0 since there were no earned-but-unvested shares subject performance-based stock options and restricted stock units as of December 31, 2020.
On February 10, 2021, we entered into a severance agreement with Mr. Hannan (the “Hannan Agreement”). Pursuant to the Hannan Agreement, if Mr. Hannan is terminated by the Company “without cause” or if he voluntarily resigns for “good reason” (as such terms are defined in the Hannan Agreement), Mr. Hannan will be entitled to receive the following severance payment and benefits: (i) a cash payment (less applicable withholding taxes) in an amount equal to twelve months of his then-current annual base salary; and (ii) company-paid group health, dental and vision benefits for Mr. Hannan and his covered dependents for up to twelve months. In addition, if Mr. Hannan is terminated by the Company “without cause” or if he voluntarily resigns for “good reason” during the 12-month period following a change of control (as such term is defined in the Hannan Agreement), then Mr. Hannan will also be entitled to receive the following severance payment and benefits: (i) a cash payment (less applicable withholding taxes) in an amount equal to 100% of his then-current target annual cash bonus; and (ii) 100% vesting of any outstanding and unvested time-based equity awards granted to Mr. Hannan.
Agreements with Mr. Morelock
We also granted performance-based restricted stock units to Mr. Morelock which provide for full acceleration of the portion of the award (if any) for which the applicable performance goals had been met if Mr. Morelock is terminated without cause (as such term is defined in the performance-based stock restricted stock units) during the one-year period following a Change in Control (as defined in the 2014 Equity Incentive Plan). Assuming we terminated Mr. Morelock's employment without cause during the one-year period following a Change in Control on December 31, 2020, the value from the acceleration of Mr. Morelock’s performance-based restricted stock units would have been $0 since there were no earned-but-unvested shares subject performance-based restricted stock units as of December 31, 2020.
On February 8, 2021, we entered into a severance agreement with Mr. Morelock (the “Morelock Agreement”). Pursuant to the Morelock Agreement, if Mr. Morelock is terminated by the Company “without cause” or if he voluntarily resigns for “good reason” (as such terms are defined in the Morelock Agreement), Mr. Morelock will be entitled to receive the following severance payment and benefits: (i) a cash payment (less applicable withholding taxes) in an amount equal to twelve months of his then-current annual base salary; and (ii) company-paid group health, dental and vision benefits for Mr. Morelock and his covered dependents for up to twelve months. In addition, if Mr. Morelock is terminated by the Company “without cause” or if he voluntarily resigns for “good reason” during the 12-month period following a change of control (as such term is defined in the Morelock Agreement), then Mr. Morelock will also be entitled to receive the following severance payment and benefits: (i) a cash payment (less applicable withholding taxes) in an amount equal to 100% of his then-current target annual cash bonus; and (ii) 100% vesting of any outstanding and unvested time-based equity awards granted to Mr. Morelock.

Agreements with Mr. Ratkovic
We also granted performance-based restricted stock units to Mr. Ratkovic which provide for full acceleration of the portion of the award (if any) for which the applicable performance goals had been met if Mr. Ratkovic is terminated without cause (as such term is defined in the performance-based stock restricted stock units) during the one-year period following a Change in Control (as defined in the 2014 Equity Incentive Plan). Assuming we terminated Mr. Ratkovic's employment without cause during the one-year period following a Change in Control on December 31, 2020, the value from the acceleration of Mr. Ratkovic’s performance-based restricted stock units would have been $0 since there were no earned-but-unvested shares subject performance-based restricted stock units as of December 31, 2020.
On March 15, 2021, we entered into a severance agreement with Mr. Ratkovic (the “Ratkovic Agreement”). Pursuant to the Ratkovic Agreement, if Mr. Ratkovic is terminated by the Company “without cause” (as such terms are defined in the Ratkovic Agreement), Mr. Ratkovic will be entitled to receive the following severance payment and benefits: (i) continued payment (less applicable withholding taxes) of Mr. Ratkovic's then current base salary for a period of six months following the termination of employment; and (ii) company-paid group health, dental and vision benefits for Mr. Ratkovic and his covered dependents for up to six months. In addition, if Mr. Ratkovic is terminated by the Company “without cause” during the 12-month period following a change of control (as such term is defined in the Ratkovic Agreement), then Mr. Ratkovic will also be entitled to receive the following severance payment and benefits: (i) a cash payment (less applicable withholding taxes) in an amount equal to 50% of his then-current target annual cash bonus; and (ii) 100% vesting of any outstanding and unvested time-based equity awards granted to Mr. Ratkovic.
Agreements with our Named Executive Officers - General
Any severance payments to which one of our Named Executive Officers is entitled will be paid by us on such date as necessary to avoid the imposition of additional taxes under Internal Revenue Code Section 409A. We are not obligated to pay our Named Executive Officers a gross-up for taxation on their severance benefits. We have not entered into employment agreements with any of the Named Executive Officers that specify a fixed term of employment. The employment of each Named Executive Officer with us is “at will.”
Equity Incentive Plans
Under our 2014 Equity Incentive Plan, the board of directors or its compensation committee, as administrators of the 2014 Equity Incentive Plan, has the authority to provide for accelerated vesting of the shares of common stock subject to outstanding options and restricted stock units held by our Named Executive Officers and any other person in connection with a Change of Control (as defined in the 2014 Equity Incentive Plans). In addition, outstanding equity awards granted to our non-employee directors become fully vested upon a Change of Control.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information
The following table sets forth information regarding outstanding options and shares reserved for future issuance under our equity compensation plans as of December 31, 2020:

Plan Category	Number of securities to be issued upon exercise of outstanding options and rights (a)	Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	2,897,093	$18.88	2,009,449	(2)
Equity compensation plans not approved by security holders	—	—	—
Total	2,897,093	$18.88	2,009,449
_______________

(1)Consists of the 2014 Equity Incentive Plan and 2020 Employee Stock Purchase Plan.
(2)A total of 7,000,000 shares of our common stock are authorized and reserved for issuance under the 2014 Equity Incentive Plan, as amended, and a total of 500,000 shares of common stock are authorized and reserved for issuance under the 2020 Employee Stock Purchase Plan.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information, as of March 31, 2021, as to shares of common stock beneficially owned by: (i) each person who is known by us to own beneficially more than 5% of our common stock, (ii) each of our directors and nominees, (iii) each of our executive officers named in Item 11 of this Amendment No. 1 on Form 10-K/A under “Compensation Discussion and Analysis—our Named Executive Officers” (the “Named Executive Officers”) and (iv) all of our directors and executive officers as a group. The information provided in the table is based on our records, information filed with the Securities and Exchange Commission and information furnished by the respective individuals or entities, as the case may be.
Applicable percentage ownership is based on 26,071,183 shares of common stock outstanding at March 31, 2021. In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding (i) shares of common stock subject to options held by that person that were exercisable on or within 60 days after March 31, 2021, (ii) shares of common stock issuable upon the vesting of restricted stock units within 60 days after March 31, 2021, and (iii) shares of common stock that may be purchased within 60 days after March 31, 2021 in accordance with the terms of our employee stock purchase plan, assuming current payroll deduction rates and the purchase price per share is equal to 85% of the fair market value of a share of our common stock on the first day of the offering period. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.
We have determined beneficial ownership in accordance with the rules of the Securities and Exchange Commission. Except as indicated in the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
5% Stockholders
BlackRock, Inc. (2) 55 East 52nd Street New York, NY 10055	3,987,273	15.3%
The Vanguard Group (3) 100 Vanguard Blvd. Malvern, PA 19355	2,236,999	8.6%
FMR LLC (4) 245 Summer Street Boston, MA 02210	2,163,259	8.3%
Ruffer, LLP (5) 80 Victoria Street London, SW1E 5JL. United Kingdom	1,922,486	7.4%
Starboard Value LP (6) 777 Third Avenue,18th Floor New York, NY 10017	1,798,117	6.9%
Hudson Executive Capital LP (7) c/o Cadwalader, Wickersham & Taft LLP 200 Liberty Street New York, NY 10281	1,501,002	5.8%

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned*
Named Executive Officers and Directors
Scott N. Flanders(8)	983,631	4%
Derek N. Yung(9)	101,652	*
Timothy C. Hannan(10)	34,932	*
Phillip A. Morelock(11)	15,467	*
Gregg R. Ratkovic(12)	5,332	*
Andrea C. Brimmer	4,255	*
Beth A. Brooke	1,365	*
Michael D. Goldberg(13)	80,858	*
Randall S. Livingston(14)	41,926	*
Jack L. Oliver	34,067	*
Dale B. Wolf	5,383	*
A. John Hass	—	—
All named executive officers, executive officers and directors, as a group (12 persons)(15)	1,308,868	5%
_______________
*    Represents beneficial ownership of less than one percent of our outstanding common stock.

(1)Unless otherwise indicated, the address for each beneficial owner is c/o eHealth, Inc., 2625 Augustine Drive, Second Floor, Santa Clara, CA 95054.
(2)    According to a Schedule 13G filed on January 25, 2021 with the Securities and Exchange Commission, 3,987,273 shares of common stock are deemed to be beneficially owned by BlackRock, Inc. (“BlackRock”) and certain of its subsidiaries. BlackRock reported sole voting power as to 3,940,030 of the shares and sole dispositive power as to all of the shares. The Schedule 13G further reports that (a) BlackRock Fund Advisors, a subsidiary of BlackRock, is the beneficial owner of 5% or greater of our outstanding common stock; and (b) iShares Core S&P Small-Cap ETF has the power to direct the receipt of dividends from, or the proceeds from the sale of 5% or more of the outstanding shares of our common stock.

(3)    According to a Schedule 13G/A filed on February 10, 2021 with the Securities and Exchange Commission, 2,236,999 shares of common stock are deemed to be beneficially owned by the Vanguard Group (“Vanguard”) and certain of its subsidiaries. Vanguard reported shared voting power as to 58,063 shares, sole dispositive power as to 2,160,125 shares and shared dispositive power as to 76,784 shares.
(4)    According to a Schedule 13G/A filed on February 8, 2021 with the Securities and Exchange Commission, 2,163,259 shares of common stock are deemed to be beneficially owned by FMR LLC (“FMR”) and certain of its subsidiaries and affiliates. FMR reported sole voting power as to 416,192 shares and sole dispositive power as to all of the shares. The Schedule 13G/A further reports that Fidelity Management & Research Company LLC, a subsidiary of FMR, beneficially owns 5% or greater of the outstanding shares of our common stock.
(5)    According to a Schedule 13G filed on February 11, 2021 with the Securities and Exchange Commission, 1,922,486 shares of common stock are deemed to be beneficially owned by Ruffer LLP (“Ruffer”) and held by discretionary accounts and funds managed by Ruffer. Ruffer reported sole voting and dispositive power as to all of the shares.
(6)    According to a Schedule 13D filed on March 22, 2021 with the Securities and Exchange Commission, 1,798,117 shares of common stock are deemed to be beneficially owned by Starboard Value LP (“Starboard Value”) and certain of its subsidiaries and affiliates. Starboard Value reported sole voting and dispositive power as to all of the shares.
(7)    According to a Schedule 13D/A filed on March 11, 2021 with the Securities and Exchange Commission, 1,501,002 shares of common stock are deemed to be beneficially owned by the Hudson Executive Capital LP (“Hudson”) and certain of its subsidiaries and affiliates. Hudson reported shared voting and dispositive power with HEC Management GP LLC and Douglas L. Braunstein as to all of the shares.
(8)    Includes 300,000 shares of common stock issuable upon exercise of stock options, 466,010 shares of vested restricted stock units that have been deferred pursuant to the terms of a deferral election, 3,000 shares held in accounts for Mr. Flanders’ grandchildren under the Uniform Transfers to Minor Act and 500 shares of common stock issuable pursuant to our employee stock purchase plan.
(9)    Includes 73,489 shares of common stock issuable upon exercise of stock options and 13,139 shares held of record by the Derek Yung and Jill Yung 2014 Trust.
(10)    Includes 7,187 shares of common stock issuable upon exercise of stock options and 474 shares of common stock issuable pursuant to our employee stock purchase plan.
(11)    Includes 7,083 shares of common stock issuable upon exercise of stock options.
(12)    Includes 3,000 shares of common stock issuable upon exercise of stock options.
(13)    Includes 44,419 shares of common stock held of record by Michael D. Goldberg Family Trust dated June 3, 2011. Also includes 34,217 shares of vested restricted stock units that have been deferred pursuant to the terms of a deferral election.
(14)    Includes 22,158 shares of vested restricted stock units that have been deferred pursuant to the terms of a deferral election.
(15)    Includes an aggregate of 390,759 shares of common stock issuable upon exercise of stock options, 375 shares of common stock issuable upon vesting of restricted stock units, 522,385 shares of vested restricted stock units that have been deferred pursuant to the terms of a deferral election, and 974 shares of common stock issuable pursuant to our employee stock purchase plan.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
We describe below transactions and series of similar transactions, since the beginning of our last fiscal year, and any currently proposed transaction, to which we were or will be a participant, in which:
•The amounts involved exceeded or will exceed $120,000; and
•A director, executive officer, holder of more than 5% of our common stock or any member of any such person’s immediate family had or will have a direct or indirect material interest.
We also describe below certain other transactions with our directors, executive officers and stockholders.
Investment Agreement
On February 17, 2021, we entered into an Investment Agreement (the “Investment Agreement”) with Echelon Health SPV, LP (the “Investor”), an investment vehicle of H.I.G., pursuant to which we agreed to sell to the Investor at closing, 2,250,000 shares of our newly designated Series A preferred stock, par value $0.001 per share (“Series A Preferred Stock”), at an aggregate purchase price of $225,000,000, at a price of $100 per share (the “Private Placement”). The Private Placement has not closed as of the date of this Amendment No. 1 on Form 10-K/A and is subject to closing conditions, including, among others: (i) the expiration or early termination of the waiting period (and any extension thereof) applicable to the consummation of the Private Placement under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; (ii) the confirmation by Nasdaq that it has no objection to the terms and conditions of the Private Placement; and (iii) the determination that consummation of the Private Placement would not cause the Company’s outside auditor to no longer be deemed independent under the rules and regulations of the Securities and Exchange Commission or the Public Company Accounting Oversight Board. The parties have agreed to cooperate with each other and use reasonable best efforts to promptly take such actions to cause the closing conditions to be satisfied as promptly as reasonably practicable.
The Investment Agreement and Certificate of Designations for the Series A Preferred Stock includes a number of covenants and other rights, including, but not limited to, dividends, redemption put and call rights, liquidation rights, board nomination rights and voting rights. The Investment Agreement (and the Certificate of Designations included as Exhibit A to the Investment Agreement) is included as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 18, 2021.

Board Compensation
We pay non-employee directors for service on our board of directors. Our non-employee directors also have received restricted stock units covering shares of our common stock. For more information regarding these arrangements, see “Non-Employee Director Compensation” in Item 11 of this Amendment No. 1 on Form 10-K/A.
We have entered into offer letters or employment related agreements with each of our executive officers. For more information regarding these arrangements, see “Employment Agreements, Severance Agreements and Change of Control Arrangements” in Item 11 of this Amendment No. 1 on Form 10-K/A.
Indemnification Agreements and Limitation of Liability
Our bylaws provide that we will indemnify our directors and officers to the fullest extent permitted by Delaware law, as it now exists or may in the future be amended, against all expenses and liabilities reasonably incurred or suffered in connection with their service to us or on our behalf. Our bylaws provide that we shall advance the expenses incurred by a director or officer in advance of the final disposition of an action or proceeding, and permit us to secure insurance on behalf of any officer, director, employee or other agent for any liability arising out of his or her action in that capacity, regardless of whether Delaware law would otherwise permit indemnification. In addition, our certificate of incorporation provides that our directors will not be personally liable for monetary damages to us for breaches of their fiduciary duty as directors, unless they violated their duty of loyalty to us or our stockholders, acted in bad faith, knowingly or intentionally violated the law, authorized illegal dividends or redemptions or derived an improper personal benefit from their actions as directors.
We have entered into indemnification agreements with each of our directors and executive officers. These agreements, among other things, require us to indemnify each director and executive officer to the fullest extent permitted by Delaware law, including indemnification of expenses such as attorneys’ fees, judgments, fines and settlement amounts incurred by the director or executive officer in any action or proceeding, including any action or proceeding by or in right of us, arising out of the person’s services as a director or executive officer.
Equity Award Grants
We have granted restricted stock units and options to purchase shares of our common stock to our directors and executive officers. See “Non-Employee Director Compensation,” “Compensation Discussion and Analysis—Compensation Elements,” “2020 Outstanding Equity Awards at Fiscal Year-End,” and “2020 Option Exercises and Stock Vested at Fiscal Year-End” in Item 11 of this Amendment No. 1 on Form 10-K/A.
Policies and Procedures with Respect to Related-Party Transactions
The charter of our audit committee requires that members of the audit committee, all of whom are independent directors, review and oversee all related-party transactions in accordance with applicable rules and regulations. In addition, the audit committee is responsible for reviewing, approving and monitoring our code of business conduct. Our code of business conduct prohibits conflicts of interest as a matter of policy, except with the informed written consent of our board of directors or a committee of our board of directors in the case of a director or executive officer. There were no related-party transactions during 2020 that did not require review, approval or ratification pursuant to our policies and procedures, or for which such policies and procedures were not followed. Except for the compensation of directors and executive officers described earlier and as set forth above, none of our directors, executive officers or holders of more than 5% of our common stock was involved in any related-party transactions.

Board Independence
The board of directors has determined that each of its current directors, except Scott N. Flanders, is independent within the meaning of the Nasdaq Stock Market director independence standards, as currently in effect. Our board of directors has also determined that each member of our audit committee meets the requirements for independence of the Nasdaq Stock Market and the Securities and Exchange Commission for audit committee membership. Our board of directors has determined that each member of our compensation committee meets the applicable requirements for independence of the Nasdaq Stock Market and the Securities and Exchange Commission.

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES
Principal Accountant Fees and Services
The following table sets forth the aggregate fees billed by Ernst & Young LLP for audit and other services rendered in 2019 and 2020 (in thousands):

	Fiscal Year Ended
	2019	2020
Audit fees(1)	$3,129	$3,031
Tax fees(2)	132	143
All other fees(3)	4	2
	$3,265	$3,176
_______________
(1)Audit fees: These fees consist of professional services rendered for the audit of our annual consolidated financial statements and internal control over financial reporting, review of our quarterly consolidated financial statements, accounting advice and consultations, as well as accounting advice and services that are normally provided by Ernst & Young LLP in connection with regulatory filings or engagements.
(2)Tax fees: These fees consist of professional services rendered for tax compliance.
(3)All other fees: These fees consist of services not captured in the audit, audit-related or tax categories, including fees relating to accounting research software.
The audit committee considered whether the provision of services other than audit services is compatible with maintaining Ernst & Young LLP’s independence.
Pre-Approval Policies and Procedures
The audit committee’s policy is to pre-approve all audit and permissible non-audit services provided by our independent registered public accounting firm. All audit and permissible non-audit services were pre-approved by the audit committee in accordance with the pre-approval policy described above.

PART IV

ITEM 15.EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a) We have filed the following documents as part of this Amendment No. 1 on Form 10-K/A:

1. Consolidated Financial Statements

Information in response to this Item was previously included in Item 8 of Part II of our Annual Report on Form 10-K, filed with the SEC on February 26, 2021.

2. Financial Statement Schedules

All schedules are omitted because they are not applicable, not required or because the required information is included in the consolidated financial statements or notes thereto.

3. Exhibits

See Item 15(b) below.

(b) Exhibits – We have included into this Amendment No. 1 on Form 10-K/A the exhibits listed on the accompanying Exhibits Index.

(c) Financial Statement Schedule – See Item 15(a) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

April 29, 2021

eHealth, Inc.

/s/ SCOTT N. FLANDERS	/s/ DEREK N. YUNG
Scott N. Flanders Chief Executive Officer	Derek N. Yung Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 29, 2021.

Signature	Title

/s/ SCOTT N. FLANDERS	Chief Executive Officer (Principal Executive Officer) and Director
Scott N. Flanders

/s/ DEREK N. YUNG	Chief Financial Officer
Derek N. Yung	(Principal Financial Officer)

/s/ JOHN PIERANTONI	Chief Accounting Officer
John Pierantoni	(Principal Accounting Officer)

/s/ ANDREA C. BRIMMER	Director
Andrea C. Brimmer

/s/ BETH A. BROOKE	Director
Beth A. Brooke

/s/ MICHAEL D. GOLDBERG	Director
Michael D. Goldberg

/s/ A. JOHN HASS, III	Director
A. John Hass, III

/s/ RANDALL S. LIVINGSTON	Director
Randall S. Livingston

/s/ JACK L. OLIVER III	Director
Jack L. Oliver III

/s/ DALE B. WOLF	Director
Dale B. Wolf

EXHIBIT INDEX

Exhibit Number			Incorporation by Reference Herein
		Description of Exhibit	Form	Date
2.1
Purchase Agreement dated January 16, 2018 by and among eHealth, Inc., Wealth, Health and Life Advisors, LLC (d/b/a GoMedigap), WHL Advisors, Inc., Qavah Ventures, LLC, Richard Cantu, Kevin Walbrick, and Kevin Walbrick as the exclusive member representative thereunder
			Current Report on Form 8-K (File No. 001-33071)	January 16, 2018
3.1		Amended and Restated Certificate of Incorporation of the Registrant	Registration Statement on Form S-l, as amended (File No. 333-133526)	April 25, 2006
3.2		Amended and Restated Bylaws of the Registrant	Current Report on Form 8‑K (File No. 001-33071)	November 17, 2008
4.1		Form of the Registrant’s Common Stock Certificate	Registration Statement on Form S-l, as amended (File No. 333-133526)	June 28, 2006
4.2		Description of Capital Stock	Annual Report on Form 10-K (File No. 001-33071)	March 2, 2020
10.1*		Form of Indemnification Agreement entered into between the Registrant and its directors and officers	Registration Statement on Form S-l, as amended (File No. 333-133526)	April 25, 2006
10.2*	+	Form of Indemnification Agreement adopted in 2021	Annual Report on Form 10-K (File No. 001-33071)	February 26, 2021
10.3*		Employment Agreement, dated May 31, 2016, between Scott N. Flanders and eHealth, Inc.	Quarterly Report on Form 10-Q (File No. 001-33071)	August 8, 2016
10.4*		Employment Agreement, dated July 11, 2016, between David Francis and eHealth, Inc.	Quarterly Report on Form 10-Q (File No. 001-33071)	August 8, 2016
10.5*		Letter Agreement, dated November 17, 2005, between Jack L. Oliver III and eHealth, Inc.	Registration Statement on Form S-l, as amended (File No. 333-133526)	April 25, 2006
10.6*		Employment Agreement, dated June 4, 2018, between Derek Yung and eHealth, Inc.	Quarterly Report on Form 10-Q (File No. 001-33071)	August 7, 2018
10.7*		Employment Agreement, dated as of February 20, 2020, between eHealthInsurance Services, Inc. and Robert Hurley.	Current Report on Form 8-K (File No. 001-33071)	February 21, 2020
10.8*	+	Severance Agreement, dated as of February 10, 2021, between Timothy Hannan and eHealth, Inc.	Annual Report on Form 10-K (File No. 001-33071)	February 26, 2021
10.9		Investment Agreement, dated as of February 17, 2021, by and between eHealth, Inc. and Echelon Health SPV, LP	Current Report on Form 8-K (File No. 001-33071)	February 18, 2021
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
			Current Report on Form 8-K (File No. 001-33071)	December 26, 2019
10.11		Security Agreement, dated September 17, 2018, by and among eHealth, Inc., eHealthInsurance Services, Inc., PlanPrescriber, Inc., Wealth, Health and Life Advisors, LLC, and Royal Bank of Canada	Current Report on Form 8-K (File No. 001-33071)	September 19, 2018
10.12		Guaranty, dated September 17, 2018, by and between PlanPrescriber, Inc. and Royal Bank of Canada	Current Report on Form 8-K (File No. 001-33071)	September 19, 2018
10.13		Lease Agreement, dated March 29, 2018, between Ascentris-116b, LLC and eHealth, Inc.	Current Report on Form 8-K (File No. 001-33071)	April 2, 2018
10.14		Lease Agreement, dated April 25, 2018, between Augustine Bowers LLC and eHealthInsurance Services, Inc.	Current Report on Form 8-K (File No. 001-33071)	April 30, 2018
10.14.1		First Amendment to Lease, dated August 19, 2019, between Augustine Bowers LLC and eHealthInsurance Services, Inc.	Current Report on Form 8-K (File No. 001-33071)	August 21, 2019

10.15	Lease Agreement, dated May 2004, between eHealthInsurance Services, Inc. and Brian Avery, Trustee of the 1983 Avery Investments Trust, as amended	Registration Statement on Form S-l, as amended (File No. 333-133526)	April 25, 2006
10.15.1	First Amendment to Lease Agreement, effective as of May 15, 2009, between eHealthInsurance Services, Inc. and Brian Avery, Trustee of the 1983 Avery Investments Trust	Current Report on Form 8‑K (File No. 001-33071)	May 21, 2009
10.15.2	Second Amendment to Lease Agreement, effective as of August 5, 2010 between eHealth Insurance Services, Inc. and Brian Avery, Trustee of the 1983 Avery Investments Trust	Current Report on Form 8‑K (File No. 001-33071)	August 18, 2010
10.15.3	Third Amendment to Lease Agreement, effective as of July 8, 2011, between eHealthInsurance Services, Inc. and Brian Avery, Trustee of the 1983 Avery Generations Trust	Current Report on Form 8-K (File No. 001-33071)	July 12, 2011
10.15.4	Fourth Amendment to Lease Agreement, effective as of July 13, 2018, between eHealthInsurance Services, Inc. and Brian Avery, Trustee of the 1983 Avery Investments Trust	Quarterly Report on Form 10-Q (File No. 001-33071)	November 6, 2018
10.16	Standard Lease Agreement, dated June 10, 2004, between eHealthInsurance Services, Inc. and Gold Pointe E LLC, as amended	Registration Statement on Form S-l, as amended (File No. 333-133526)	April 25, 2006
10.16.1	Fourth Amendment to Standard Lease Agreement (Office), effective as of November 6, 2007, between eHealthInsurance Services, Inc. and Carlsen Investments, LLC	Current Report on Form 8-K (File No. 001-33071)	November 7, 2007
10.16.2	Sixth Amendment to Lease and Acknowledgment to Standard Lease Agreement, dated August 29, 2012, between Carlsen Investments, LLC and eHealthInsurance Services, Inc.	Current Report on Form 8-K (File No. 001-33071)	August 31, 2012
10.16.3	Seventh Amendment to Lease and Acknowledgment to Standard Lease Agreement, dated August 6, 2014, between Carlsen Investments, LLC and eHealthInsurance Services, Inc.	Quarterly Report on Form 10-Q (File No. 001-33071)	August 8, 2014
10.16.4	Eighth Amendment to Standard Lease Agreement (Officer) and Partial Termination of Lease dated June 23, 2016 between Carlsen Investments, LLC and eHealthInsurance Services, Inc.	Current Report on Form 8-K (File No. 001-33071)	June 28, 2016
10.16.5	Ninth Amendment to Lease and Acknowledgment to Standard Lease Agreement (Office) dated August 17, 2016 between Carlsen Investments, LLC and eHealthInsurance Services, Inc.	Current Report on Form 8-K (File No. 001-33071)	August 22, 2016
10.16.6	Tenth Amendment to Lease and Acknowledgment to Standard Lease Agreement (Office) between Carlsen Investments, LLC and eHealthInsurance Services, Inc.	Current Report on Form 8-K (File No. 001-33071)	April 12, 2019
10.16.7	Eleventh Amendment to Lease and Acknowledgment to Standard Lease Agreement (Office) between Carlsen Investments, LLC and eHealthInsurance Services, Inc.	Current Report on Form 8-K (File No. 001-33071)	February 4, 2020
10.16.8	Twelfth Amendment to Lease and Acknowledgment to Standard Lease Agreement (Office), dated August 28, 2020, between Carlsen Investments, LLC and eHealthInsurance Services, Inc.	Quarterly Report on Form 10-Q (File No. 001-33071)	November 5, 2020
10.17	Office Lease Contract, effective as of September 1, 2019, between eHealth China (Xiamen) Technology Co., Ltd and Xiamen Software Industry Investment & Development Co. Ltd.	Current Report on Form 8-K (File No. 001-33071)	September 6, 2019
10.17.1	Property Management Service Contract, effective as of September 1, 2019, between eHealth China (Xiamen) Technology Co., Ltd and Xiamen Software Industry Investment & Development Co. Ltd.	Current Report on Form 8-K (File No. 001-33071)	September 6, 2019
10.17.2	Office Lease Contract, effective as of September 15, 2019, between eHealth China (Xiamen) Technology Co., Ltd and Xiamen Software Industry Investment & Development Co. Ltd.	Current Report on Form 8-K (File No. 001-33071)	September 6, 2019
10.17.3	Property Management Service Contract, effective as of September 15, 2019, between eHealth China (Xiamen) Technology Co., Ltd and Xiamen Software Industry Investment & Development Co. Ltd.	Current Report on Form 8-K (File No. 001-33071)	September 6, 2019
10.18	Lease Agreement, dated March 23, 2012, between 340 Middlefield, LLC and eHealth, Inc.	Current Report on Form 8-K (File No. 001-33071)	March 27, 2012
10.18.1	First Amendment to Lease Agreement, effective as of May 28, 2013, between 340 Middlefield, LLC and eHealth, Inc.	Current Report on Form 8-K (File No. 001-33071)	May 29, 2013
10.18.2	Sublease, dated November 2, 2018, between JJ Lake Corporation and eHealth, Inc.	Current Report on Form 8-K (File No. 001-33071)	November 30, 2018
10.18.3	Consent to Sublease, dated November 27, 2018, by and among 340 Middlefield, LLC, JJ Lake Corporation and eHealth, Inc.	Current Report on Form 8-K (File No. 001-33071)	November 30, 2018
10.19	Office Lease, dated May 7, 2012, between Lake Pointe Three, LC, and eHealthInsurance Services, Inc.	Quarterly Report on Form 10-Q (File No. 001-33071)	August 9, 2012

10.19.1		Subordination, Non-Disturbance and Attornment Agreement dated as September 14, 2016 by and among Deutsche Bank, AG, SLC Lake Pointe Equities LLC and eHealthInsurance Services, Inc.	Quarterly Report on Form 10-Q (File No. 001-33071)	November 8, 2016
10.19.2		Amendment No. 1 to Lease, dated August 17, 2017, between SLC Lake Pointe SPE LLC and eHealthInsurance Services, Inc.	Current Report on Form 8-K (File No. 001-33071)	August 22, 2017
10.19.3		Amendment No. 2 to Lease, dated December 12, 2017, between SLC Lake Pointe SPE LLC and eHealthInsurance Services, Inc.	Annual Report on Form 10-K (File No. 001-33071)	March 19, 2018
10.19.4		Amendment No. 3 to Lease, dated March 20, 2019, between SLC Lake Pointe SPE LLC and eHealthInsurance Services, Inc.	Current Report on Form 8-K (File No. 001-33071)	March 26, 2019
10.19.5		Amendment No. 4 to Lease, dated November 19, 2019, between SLC Lake Pointe SPE LLC and eHealthInsurance Services, Inc.	Current Report on Form 8-K (File No. 001-33071)	November 19, 2019
10.20		Sublease Agreement, dated June 3, 2019, between Home Point Financial Corporation and eHealthInsurance Services, Inc.	Current Report on Form 8-K (File No. 001-33071)	June 7, 2019
10.20.1		Office Lease, dated June 3, 2019, between Precedent Lakeside Acquisitions, LLC and eHealthInsurance Services, Inc.	Current Report on Form 8-K (File No. 001-33071)	June 7, 2019
10.20.2		Consent to Sublease, dated June 3, 2019, between Home Point Financial Corporation, eHealthInsurance Services, Inc. and Precedent Lakeside Acquisitions, LLC.	Current Report on Form 8-K (File No. 001-33071)	June 7, 2019
10.21*		Executive Bonus Plan	Quarterly Report on Form 10-Q (File No. 001-33071)	November 7, 2017
10.22*		Amended and Restated 2014 Equity Incentive Plan	Current Report on Form 8-K (File No. 001-33071)	June 14, 2019
10.22.1*		Form of Notice of Stock Option Grant and Stock Option Agreement under the 2014 Equity Incentive Plan of the Registrant	Registration Statement on Form S-8 (File No. 333-196675)	June 11, 2014
10.22.2*		Form of Notice of Stock Unit Grant and Stock Unit Agreement under the 2014 Equity Incentive Plan of the Registrant	Registration Statement on Form S-8 (File No. 333-196675)	June 11, 2014
10.22.3*		Form of Notice of Stock Unit Grant and Stock Unit Agreement (Initial Director Grant) under the 2014 Equity Incentive Plan of the Registrant	Registration Statement on Form S-8 (File No. 333-196675)	June 11, 2014
10.22.4*		Form of Notice of Stock Unit Grant and Stock Unit Agreement (Annual Director Grant) under the 2014 Equity Incentive Plan of the Registrant	Registration Statement on Form S-8 (File No. 333-196675)	June 11, 2014
10.22.5*		Form of Notice of Stock Option Grant and Stock Option Agreement (People’s Republic of China) under the 2014 Equity Incentive Plan of the Registrant	Registration Statement on Form S-8 (File No. 333-196675)	June 11, 2014
10.22.6*		Form of Notice of Stock Unit Grant and Stock Unit Agreement (People’s Republic of China) under the 2014 Equity Incentive Plan of the Registrant	Registration Statement on Form S-8 (File No. 333-196675)	June 11, 2014
10.22.7*		Form of Notice of Stock Unit Grant and Stock Unit Agreement (Performance-Based Vesting) under the 2014 Equity Incentive Plan of the Registration	Current Report on Form 8-K (File No. 001-33071)	March 23, 2015
10.22.8*		Form of Notice of Stock Option Grant and Stock Option Agreement (Performance-Based Vesting) under the 2014 Equity Incentive Plan of eHealth, Inc.	Quarterly Report on Form 10-Q (File No. 001-33071)	August 8, 2016
10.22.9*		Form of Notice of Stock Unit Grant and Stock Unit Agreement (Performance-Based Vesting) under the 2014 Equity Incentive Plan of eHealth, Inc.	Quarterly Report on Form 10-Q (File No. 001-33071)	August 8, 2016
10.23*		Form of Deferral Election Form for Newly Eligible Individual with Existing Awards	Quarterly Report on Form 10-Q (File No. 001-33071)	November 6, 2015
10.23.1*		Form of Deferral Election Form for Eligible Individual for Award to be Granted in the Next Calendar Year	Quarterly Report on Form 10-Q (File No. 001-33071)	November 6, 2015
10.24*		2020 Employee Stock Purchase Plan	Current Report on Form 8-K (File No. 001-33071)	June 15, 2020
21.1		List of Subsidiaries	Annual Report on Form 10-K (File No. 001-33071)	March 19, 2018
23.1	+	Consent of Independent Registered Public Accounting Firm	Annual Report on Form 10-K (File No. 001-33071)	February 26, 2021
31.1	+
Certification of Scott N. Flanders, Chief Executive Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
			Annual Report on Form 10-K (File No. 001-33071)	February 26, 2021
31.2	+	Certification of Derek N. Yung, Chief Financial Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a‑14(a) and 15d‑14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Annual Report on Form 10-K (File No. 001-33071)	February 26, 2021
31.3	†
Certification of Scott N. Flanders, Chief Executive Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	†	Certification of Derek N. Yung, Chief Financial Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a‑14(a) and 15d‑14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	+	Certification of Scott N. Flanders, Chief Executive Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Annual Report on Form 10-K (File No. 001-33071)	February 26, 2021
32.2	+	Certification of Derek N. Yung, Chief Financial Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Annual Report on Form 10-K (File No. 001-33071)	February 26, 2021
101.INS	†	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	†	Inline XBRL Taxonomy Extension Schema Document
101.CAL	†	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	†	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	†	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	†	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		The cover page from this Amendment No. 1 on Form 10-K/A, formatted in Inline XBRL

†    Filed herewith.
‡    Furnished herewith.
*    Indicates a management contract or compensatory plan or arrangement.
+    Previously filed or furnished with the registrant’s Annual Report on Form 10-K, filed with the SEC on February 26, 2021.

Appendix A
EHEALTH, INC.
RECONCILIATION OF GAAP TO NON-GAAP FINANCIAL MEASURES
(In thousands, unaudited)

	Year Ended December 31, 2020
	As Reported	Adj.	As Adjusted
GAAP net income	$45,450		$45,450
Stock-based compensation expense	25,172		25,172
Depreciation and amortization (1)	3,694	$7,756	11,450
Amortization of intangible assets	1,493		1,493
Other income, net	(666)		(666)
Provision for income taxes	8,539		8,539
Adjusted EBITDA (2)	$83,682	$7,756	$91,438
____________
(1)Depreciation and amortization have been adjusted to include amortization of capitalized software development costs.
(2)Effective with the first quarter of 2021, we modified our calculation of adjusted EBITDA to exclude the amortization of capitalized software development costs. The modified calculation is intended to more closely align with how our peer companies calculate this non-GAAP financial measure

RECONCILIATION OF GAAP TO NON-GAAP FINANCIAL MEASURES
ADJUSTED EBITDA EXCLUDING CHANGES IN ESTIMATE IN 2019
(In thousands, unaudited)

Year Ended December 31, 2019
GAAP net income	$66,887
Change in estimate	(42,308)
Stock-based compensation expense	22,570
Change in fair value of earnout liability	24,079
Depreciation and amortization	2,983
Amortization of intangible assets	2,187
Other income, net	(2,090)
Provision for income taxes	16,612
Adjusted EBITDA excluding change in estimate (1)	$90,920
____________
(1)Adjusted EBITDA excluding the positive impact of $42.3 million in revenue resulting from the change in estimate in expected cash commission collections relating to Medicare Advantage plans enrolled in prior to the fourth quarter of 2019.

Adjusted EBITDA is calculated by excluding the impacts of interest income and expense, income tax expense (benefit), depreciation and amortization, stock-based compensation expense, change in fair value earnout liability, restructuring and reorganization charges, purchase price adjustments, amortization of intangible assets, other income, net, and other non-recurring charges to GAAP net income.
We believe that the presentation of these non-GAAP financial measures provides important supplemental information to management and investors regarding financial and business trends relating to our financial condition and results of operations. Management believes that the use of these non-GAAP financial measures provides consistency and comparability with our past financial reports. Management also believes that the items described above provide an additional measure of our operating results and facilitates comparisons of our core operating performance against prior periods and business model objectives. This information is provided to investors in order to facilitate additional analyses of past, present and future operating performance and as a supplemental means to evaluate our ongoing operations. We believe that these non-GAAP financial measures are useful to investors in their assessment of our operating performance.
Adjusted EBITDA is not calculated in accordance with GAAP, and should be considered supplemental to, and not as a substitute for, or superior to, financial measures calculated in accordance with GAAP. Non-GAAP financial measures used have limitations in that they do not reflect all of the revenue and costs associated with the operations of our business and do not reflect income tax as determined in accordance with GAAP. As a result, you should not consider these measures in isolation or as a substitute for analysis of our results as reported under GAAP.