Form 10-Q
period 2021-03-31
eHealth, Inc.
filed 2021-05-10
CIK 1333493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR
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

EHEALTH, INC.
FORM 10-Q

Summary of Risk Factors

Our business is subject to numerous risks and uncertainties, including those risks discussed at length in Part II, Item 1A below. The following is a summary of the principal risks we face, any of which could adversely affect our business, operating results, financial condition or prospects:

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

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
EHEALTH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2021	December 31, 2020
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$92,250	$43,759
Short-term marketable securities	33,922	49,620
Accounts receivable	1,847	1,799
Contract assets – commissions receivable – current	180,276	219,153
Prepaid expenses and other current assets	12,325	16,661
Total current assets	320,620	330,992
Contract assets – commissions receivable – non-current	561,571	573,252
Property and equipment, net	14,869	14,609
Operating lease right-of-use assets	41,284	42,558
Restricted cash	3,354	3,354
Intangible assets, net	8,393	8,569
Goodwill	40,233	40,233
Other assets	27,471	26,455
Total assets	$1,017,795	$1,040,022
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$10,944	$36,921
Accrued compensation and benefits	24,630	20,542
Accrued marketing expenses	11,076	17,788
Lease liabilities – current	5,316	5,192
Deferred revenue	877	308
Other current liabilities	4,270	3,657
Total current liabilities	57,113	84,408
Commitments and contingencies
Deferred income taxes – non-current	71,748	72,317
Lease liabilities – non-current	39,984	41,369
Other non-current liabilities	5,025	4,370
Stockholders’ equity:
Common stock	38	38
Additional paid-in capital	728,213	721,013
Treasury stock, at cost	(199,998)	(199,998)
Retained earnings	315,355	316,155
Accumulated other comprehensive income	317	350
Total stockholders’ equity	843,925	837,558
Total liabilities and stockholders’ equity	$1,017,795	$1,040,022

The accompanying notes are an integral part of these condensed consolidated financial statements.

EHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share amounts, unaudited)

	Three Months Ended March 31,
	2021	2020
Revenue:
Commission	$127,052	$99,669
Other	7,162	6,739
Total revenue	134,214	106,408
Operating costs and expenses:
Cost of revenue	996	1,138
Marketing and advertising	50,874	37,764
Customer care and enrollment	34,162	30,535
Technology and content	23,163	15,740
General and administrative	23,054	19,653
Amortization of intangible assets	176	547
Restructuring charges	2,431	—
Total operating costs and expenses	134,856	105,377
Income (loss) from operations	(642)	1,031
Other income, net	150	373
Income (loss) before provision for (benefit from) income taxes	(492)	1,404
Provision for (benefit from) income taxes	308	(2,048)
Net income (loss)	$(800)	$3,452

Net income (loss) per share:
Basic	$(0.03)	$0.14
Diluted	$(0.03)	$0.13
Weighted-average number of shares used in per share amounts:
Basic	26,620	24,719
Diluted	26,620	26,179
Comprehensive income (loss):
Net income (loss)	$(800)	$3,452
Unrealized holding gain (loss) for available for sales debt securities, net of tax	(16)	25
Foreign currency translation adjustment	(17)	(31)
Comprehensive income (loss)	$(833)	$3,446

The accompanying notes are an integral part of these condensed consolidated financial statements.

EHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, unaudited)

Three Months Ended March 31, 2021
	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance as of December 31, 2020	37,755	$38	$721,013	11,831	$(199,998)	$316,155	$350	$837,558
Issuance of common stock in connection with equity incentive plans	238	—	285	—	—	—	—	285
Repurchase of shares to satisfy employee tax withholding obligations	—	—	(5,037)	81	—	—	—	(5,037)
Stock-based compensation	—	—	11,952	—	—	—	—	11,952
Other comprehensive income, net of tax	—	—	—	—	—	—	(33)	(33)
Net loss	—	—	—	—	—	(800)	—	(800)
Balance as of March 31, 2021	37,993	$38	$728,213	11,912	$(199,998)	$315,355	$317	$843,925

Three Months Ended March 31, 2020
	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance as of December 31, 2019	34,752	$35	$455,159	11,616	$(199,998)	$271,852	$116	$527,164
Cumulative effect from the adoption of ASU 2016-13	—	—	—	—	—	(1,147)	—	(1,147)
Issuance of common stock in connection with equity incentive plans	141	—	1,091	—	—	—	—	1,091
Repurchase of shares to satisfy employee tax withholding obligations	—	—	(4,375)	33	—	—	—	(4,375)
Shares issued in equity offering	2,070	2	228,022	—	—	—	—	228,024
Settlement of earnout liability	295	—	28,521	—	—	—	—	28,521
Stock-based compensation	—	—	8,962	—	—	—	—	8,962
Other comprehensive income, net of tax	—	—	—	—	—	—	(6)	(6)
Net income	—	—	—	—	—	3,452	—	3,452
Balance as of March 31, 2020	37,258	$37	$717,380	11,649	$(199,998)	$274,157	$110	$791,686

The accompanying notes are an integral part of these condensed consolidated financial statements.

EHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Three Months Ended March 31,
	2021	2020
Operating activities:
Net income (loss)	$(800)	$3,452
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,138	823
Amortization of internally developed software	2,806	1,501
Amortization of intangible assets	176	547
Stock-based compensation expense	11,402	8,714
Deferred income taxes	(570)	(2,141)
Other non-cash items	420	223
Changes in operating assets and liabilities:
Accounts receivable	(48)	1,664
Contract assets – commissions receivable	50,635	26,873
Prepaid expenses and other assets	4,225	(159)
Accounts payable	(25,826)	(16,279)
Accrued compensation and benefits	4,088	(11,104)
Accrued marketing expenses	(6,712)	(7,329)
Deferred revenue	570	113
Accrued expenses and other liabilities	1,305	2,009
Net cash provided by operating activities	42,809	8,907
Investing activities:
Capitalized internal-use software and website development costs	(3,242)	(3,564)
Purchases of property and equipment and other assets	(1,899)	(2,508)
Purchases of marketable securities	(7,771)	(58,064)
Proceeds from redemption and maturities of marketable securities	23,409	—
Net cash provided by (used in) investing activities	10,497	(64,136)
Financing activities:
Proceeds from issuance of common stock, net of issuance costs	—	228,024
Net proceeds from exercise of common stock options	285	1,091
Repurchase of shares to satisfy employee tax withholding obligations	(5,037)	(4,375)
Acquisition-related contingent payments	—	(8,751)
Principal payments in connection with leases	(38)	(58)
Net cash provided by (used in) financing activities	(4,790)	215,931
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(25)	(2)
Net increase in cash, cash equivalents and restricted cash	48,491	160,700
Cash, cash equivalents and restricted cash at beginning of period	47,113	26,820
Cash, cash equivalents and restricted cash at end of period	$95,604	$187,520

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

Basis of Presentation – The accompanying condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020 and the condensed consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows for the three months ended March 31, 2021 and 2020, respectively, are unaudited. The condensed consolidated balance sheet data as of December 31, 2020 was derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the Securities and Exchange Commission on February 26, 2021. The accompanying financial statements and related notes should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K.

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and reflect all normal recurring adjustments that are necessary to present fairly the results for the interim periods presented. The condensed consolidated financial statements include the accounts of eHealth, Inc. and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in accordance with those rules and regulations. Certain prior period amounts have been reclassified to conform with our current period presentation. However, we believe that the disclosures made are adequate to make the information not misleading.

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2020 and include all adjustments necessary for the fair presentation of our financial position as of March 31, 2021 and December 31, 2020, and our results of operations for the periods presented. Our financial position as of March 31, 2021 and results of operations and cash flows for the three months ended March 31, 2021 were not materially impacted by the COVID-19 pandemic but the Company is continuously assessing the evolving situation related to the pandemic. The results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for any subsequent period or for the year ending December 31, 2021 and therefore should not be relied upon as an indicator of future results.

Subsequent to the issuance of our consolidated financial statements for the year ended December 31, 2020, we identified certain errors, including a $3.0 million under-recognition of stock-based compensation expense and a $1.5 million over-recognition of licensing costs for the year ended December 31, 2020. We adjusted for these items in the first quarter of 2021 and the adjustments reduced our net income (loss) by approximately $1.5 million in our Condensed Consolidated Statement of Comprehensive Income (Loss) for the three months ended March 31, 2021. We evaluated the effects of these out-of-period adjustments, both qualitatively and quantitatively, and concluded that the errors and the correction thereof were immaterial both individually and in the aggregate to the current reporting period and the periods in which they originated, including quarterly reporting.

Significant Accounting Policies, Estimates and Judgments – The preparation of condensed consolidated financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates, judgments and

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
assumptions that affect the amounts reported and disclosed in the condensed consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates, including those related to, but not limited to, the useful lives of intangible assets, fair value of investments, recoverability of intangible assets, the commissions we expect to collect for each approved member cohort, valuation allowance for deferred income taxes, provision (benefit) for income taxes and the assumptions used in determining stock-based compensation. We base our estimates of the carrying value of certain assets and liabilities on historical experience and on various other assumptions that we believe to be reasonable. Actual results may differ from these estimates. There have been no material changes to our significant accounting policies discussed in our Annual Report on Form 10-K for the year ended December 31, 2020.

Seasonality – Open enrollment periods drive the seasonality of our business. A greater number of our Medicare-related health insurance plans are sold in our fourth quarter during the Medicare annual enrollment period when Medicare-eligible individuals are permitted to change their Medicare Advantage and Medicare Part D prescription drug coverage for the following year. As a result, our Medicare plan-related commission revenue is highest in our fourth quarter. Any changes or additional enrollment periods may change the seasonality of our business. For instance, due to the reintroduction of the Medicare Advantage open enrollment period that takes place in the first quarter of the year, our first quarter is generally the second-highest revenue generating quarter.

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

Recently Adopted Accounting Pronouncement

Income Taxes (Topic 740) – In December 2019, the FASB issued ASU No. 2019-12, Income Tax, Simplifying the Accounting for Income Taxes, which aims to simplify the accounting for income taxes. We adopted this guidance in the first quarter of 2021 and it did not have a material impact on our condensed consolidated financial statements.

Codification Improvements – In October 2020, the FASB issued ASU No. 2020-10, Codification Improvements. ASU 2020-10 is intended to facilitate codification updates for technical corrections, such as conforming amendments, clarifications to guidance, simplifications to wording or structure of guidance, and other minor improvements. It contains amendments that improve the consistency of the codification by including all disclosure guidance in the appropriate disclosure section and other updates that varies in nature. We adopted this guidance in the first quarter of 2021 with no material impact on our condensed consolidated financial statements and disclosures.

Debt with Conversion and Other Options (Topic 470) and Contracts in Entity's Own Equity (Topic 815) – In June 2020, the FASB issued ASU No. 2020-06 to simplify the accounting for convertible instruments and improve the usefulness and relevance of information regarding convertible instruments. This ASU reduces the number of accounting models for converting debt instruments and convertible preferred stock. ASU No. 2020-06 is effective for us in 2022, with early adoption permitted. We have early adopted this guidance in the first quarter of 2021 and it did not have a material impact on our condensed consolidated financial statements.

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 2 – Revenue

Disaggregation of Revenue – The table below depicts the disaggregation of revenue by product and is consistent with how we evaluate our financial performance (in thousands):

	Three Months Ended March 31,
	2021	2020
Medicare
Medicare Advantage	$103,525	$68,347
Medicare Supplement	8,222	15,170
Medicare Part D	1,736	5,661
Total Medicare	113,483	89,178
Individual and Family (1)
Non-Qualified Health Plans	3,367	1,446
Qualified Health Plans	2,100	1,210
Total Individual and Family	5,467	2,656
Ancillary
Short-term	1,756	2,216
Dental	1,728	743
Vision	205	243
Other	35	1,049
Total Ancillary	3,724	4,251
Small Business	3,223	2,971
Commission Bonus	1,155	613
Total Commission Revenue	127,052	99,669
Other Revenue
Sponsorship and Advertising Revenue	5,814	5,890
Other	1,348	849
Total Other Revenue	7,162	6,739
Total Revenue	$134,214	$106,408
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

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Commission revenue by segment is presented in the table below (in thousands):

	Three Months Ended March 31,
	2021	2020
Medicare
Commission Revenue from Members Approved During the Period (1)	$114,678	$81,125
Net Commission Revenue from Members Approved in Prior Periods (2)	14	8,979
Total Medicare Segment Commission Revenue	$114,692	$90,104
Individual, Family and Small Business
Commission Revenue from Members Approved During the Period (1)	$6,395	$5,796
Commission Revenue from Renewals of Small Business Members During the Period (3)	2,687	2,396
Net Commission Revenue from Members Approved in Prior Periods (2)	3,278	1,373
Total IFP/SMB Segment Commission Revenue	$12,360	$9,565

Total Commission Revenue from Members Approved During the Period (1)	$121,073	$86,921
Commission Revenue from Renewals of Small Business Members During the Period (3)	2,687	2,396
Total Net Commission Revenue from Members Approved in Prior Periods (2)(4)	3,292	10,352
Total Commission Revenue	$127,052	$99,669
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
(3)Commission revenue from renewals of small business members during the period was previously included in net commission revenue from members approved in prior periods. However, starting in the first quarter of 2021, we enhanced our reporting by separately disclosing commission revenue from renewals of small business members during the period in a separate line item.
(4)The impacts of total net commission revenue from members approved in prior periods were $0.12 and $0.42 per basic share, respectively, or $0.12 and $0.40 per diluted share, respectively, for the three months ended March 31, 2021 and 2020, respectively. The total reductions to revenue from members approved in prior periods were $0.9 million for the three months ended March 31, 2021 and immaterial for the three months ended March 31, 2020. These reductions to revenue primarily related to the Individual, Family and Small Business segment.

Note 3 – Supplemental Financial Statement Information

Cash, Cash Equivalents and Restricted Cash

We consider all investments with an original maturity of 90 days or less from the date of purchase to be cash equivalents. Cash and cash equivalents are stated at fair value. We also invest in marketable securities that are measured and recorded at fair value. See Note 4 – Fair Value Measurements for further discussion about our marketable securities.

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Our cash, cash equivalent and restricted cash balances are summarized as follows (in thousands):

	March 31, 2021	December 31, 2020
Cash	$72,326	$39,552
Cash equivalents	19,924	4,207
Cash and cash equivalents	92,250	43,759
Restricted cash	3,354	3,354
Total cash, cash equivalents and restricted cash	$95,604	$47,113

As of March 31, 2021 and December 31, 2020, we had $3.4 million of restricted cash which was classified as a non-current asset on our Condensed Consolidated Balance Sheets. This amount collateralizes letters of credit related to certain lease commitments.

Contract Assets and Accounts Receivable

We do not require collateral or other security for our contract assets and accounts receivable. We believe the potential for collection issues with any of our customers was minimal as of March 31, 2021.

We estimate an allowance for credit losses using relevant available information from internal and external sources, related to past events, current conditions, and reasonable and supportable forecasts. Specifically, for the purpose of measuring the probability of default parameters, we utilize Capital IQ’s, Standard & Poor’s and Moody’s analytics. Our estimates of loss given default are determined by using our historical collections data as well as historical information obtained through our research and review of other insurance related companies. Our estimated exposure at default is determined by applying these internal and external data sources to our commission receivable balances. As such, we apply an immediate reversion method and revert to historical loss information when computing our credit loss exposure. Credit loss expenses are assessed quarterly and included in general and administrative expense on our Condensed Consolidated Statement of Comprehensive Income (Loss).

We considered the impact of recent events and global economic conditions when evaluating the appropriate adjustments to our allowance for credit losses as of March 31, 2021. Determining the extent of these adjustments in the three months ended March 31, 2021 was especially challenging because we do not have any historical loss information for a period of similar economic uncertainty. We also considered the current and expected future economic and market conditions surrounding the COVID-19 pandemic.

The change in the allowance for credit losses for the three months ended March 31, 2021 is summarized as follows (in thousands):

Three Months Ended March 31, 2021
Beginning balance	$2,026
Change in allowance	(78)
Ending balance	$1,948

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Our contract assets – commission receivable activities, net of credit loss allowances are summarized as follows (in thousands):

	Three Months Ended March 31, 2021
	Medicare Segment	IFP/SMB Segment	Total
Beginning balance	$739,637	$52,768	$792,405
Commission revenue from members approved during the period	114,678	6,395	121,073
Commission revenue from renewals of small business members during the period (1)	—	2,687	2,687
Net commission revenue adjustments from members approved in prior period	14	3,278	3,292
Cash receipts	(165,520)	(12,012)	(177,532)
Net change in credit loss allowance	(72)	(6)	(78)
Ending balance	$688,737	$53,110	$741,847

	Three Months Ended March 31, 2020
	Medicare Segment	IFP/SMB Segment	Total
Beginning balance	$550,922	$38,300	$589,222
Commission revenue from members approved during the period	81,125	5,796	86,921
Commission revenue from renewals of small business members during the period (1)	—	2,396	2,396
Net commission revenue adjustments from members approved in prior period	8,979	1,373	10,352
Cash receipts	(112,731)	(13,811)	(126,542)
Net change in credit loss allowance	(1,574)	(58)	(1,632)
Ending balance	$526,721	$33,996	$560,717

_____________

(1)Commission revenue from renewals of small business members during the period was previously included in net commission revenue from members approved in prior periods. However, starting in the first quarter of 2021, we enhanced our reporting by separately disclosing commission revenue from renewals of small business members during the period in a separate line item.

Credit Risk

Our financial instruments that are exposed to concentrations of credit risk principally consist of cash, cash equivalents, marketable securities, contract assets – commissions receivable, and accounts receivable. We invest our cash and cash equivalents with major banks and financial institutions and, at times, such investments are in excess of federally insured limits. We also have deposits with major banks in China that are denominated in both U.S. dollars and Chinese Yuan Renminbi and are not insured by the U.S. federal government. The deposits in China were $3.5 million as of March 31, 2021. See Note 4 – Fair Value Measurements for more information regarding our marketable securities.

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
We do not require collateral or other security for either our contract assets or accounts receivable. Carriers that represented 10% or more of our total contract assets and accounts receivable balance are summarized as of the dates presented below:

	March 31, 2021	December 31, 2020
UnitedHealthCare (1)	21%	21%
Humana	21%	21%
Aetna (1)	20%	20%
Centene (1)(2)	12%	11%
_____________

(1)Percentages include the carriers' subsidiaries.
(2)Centene Corporation acquired WellCare Health Plans, Inc. in 2020, and the contract assets and accounts receivable of WellCare are included in the percentage calculation for March 31, 2021 and December 31, 2020.

Prepaid Expenses and Other Current Assets – Our prepaid expenses and other current assets are summarized as of the periods presented as follows (in thousands):

	March 31, 2021	December 31, 2020
Prepaid maintenance contracts	$6,583	$7,715
Prepaid expenses	4,095	6,628
Prepaid insurance	1,031	1,672
Others	616	646
Prepaid expenses and other current assets	$12,325	$16,661

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

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Our financial assets measured at fair value on a recurring basis are summarized below by their classification within the fair value hierarchy as of the dates presented below (in thousands):

	March 31, 2021
	Carrying Value	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents
Money market funds	$5,602	$5,602	$—	$—	$5,602
Commercial paper	14,322	—	14,322	—	14,322
Short-term marketable securities
Agency bonds	26,826	—	26,826	—	26,826
Commercial paper	7,096	—	7,096	—	7,096
Total assets measured at fair value	$53,846	$5,602	$48,244	$—	$53,846

	December 31, 2020
	Carrying Value	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents
Money market funds	$4,207	$4,207	$—	$—	$4,207
Short-term marketable securities
Agency bonds	35,423	—	35,423	—	35,423
Commercial paper	14,197	—	14,197	—	14,197
Total assets measured at fair value	$53,827	$4,207	$49,620	$—	$53,827

Our cash equivalents were invested in money market funds and commercial paper with original maturity of 90 days or less were classified as Level 1. We endeavor to utilize the best available information in measuring fair value. We used observable prices in active markets in determining the classification of our money market funds as Level 1.

As of March 31, 2021, our Level 2 assets included our available for sale marketable securities, which consisted of commercial paper and agency bonds with maturity less than one year. We classify our marketable debt securities within Level 2 in the fair value hierarchy, because we use quoted market prices to the extent available or alternative pricing sources and models utilizing market observable inputs to determine fair value. Our portfolio primarily consisted of financial instruments with a credit rating of AA or equivalent by S&P Rating and Moody's Investor Services. There were no transfers between the hierarchy levels during the three months ended March 31, 2021 and year ended December 31, 2020.

The following table summarizes our cash equivalents and available-for-sale debt securities by contractual maturity (in thousands):

	As of March 31, 2021
	Amortized Cost	Fair Value
Due in 1 year	$53,827	$53,846

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Unrealized gains and losses on available-for-sale debt securities that are not credit related are included in accumulated other comprehensive income and summarized as follows as of March 31, 2021 (in thousands):

	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash equivalents
Money market funds	$5,602	$—	$—	$5,602
Commercial paper	14,323	—	(1)	14,322
Short-term marketable securities
Agency bonds	26,805	21	—	26,826
Commercial paper	7,097	—	(1)	7,096
Total	$53,827	$21	$(2)	$53,846

As of March 31, 2021, there were twelve securities in net loss positions and their unrealized losses were immaterial. We did not record any credit losses regarding our available-for-sales debt securities during the three months ended March 31, 2021. We do not intend to sell these securities and it is more likely than not that we will not be required to sell these securities before the recovery of their amortized cost basis.

Note 5 – Equity

Public Offering of Common Stock – Pursuant to an effective registration statement that was filed on December 17, 2018, and amended on January 22, 2019 and March 2, 2020, we entered into an underwriting agreement in March 2020 to issue a total of 2.1 million shares of common stock, which included the exercise in full of the underwriters’ option to purchase 0.3 million additional shares of common stock, at a price to the public of $115.00 per share in March 2020. Net proceeds from the offering were approximately $228.0 million after deducting underwriting discounts, commissions and expenses of the offering.

Stock Repurchase Programs – We had no stock repurchase activity during the three months ended March 31, 2021. In addition to 10.7 million shares repurchased under our previous repurchase programs, we have in treasury 1.2 million shares as of March 31, 2021 that were previously surrendered by employees to satisfy tax withholding due in connection with the vesting of certain restricted stock units. As of March 31, 2021 and December 31, 2020, we had a total of 11.9 million shares and 11.8 million shares, respectively, held in treasury.

For accounting purposes, common stock repurchased under our stock repurchase programs is recorded based upon the settlement date of the applicable trade. Such repurchased shares are held in treasury and are presented using the cost method.

Stock-Based Compensation Expense – Our stock-based compensation expense is summarized as follows by award types (in thousands):

	Three Months Ended March 31,
	2021	2020
Common stock options	$180	$306
Restricted stock units*	10,719	8,408
ESPP	503	—
Total stock-based compensation expense	$11,402	$8,714
_________

*    Amounts include market-based and performance-based RSUs.

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The following table summarizes stock-based compensation expense by operating function for the periods presented below (in thousands):

	Three Months Ended March 31,
	2021	2020
Marketing and advertising	$2,485	$1,730
Customer care and enrollment	469	662
Technology and content	2,743	1,617
General and administrative	5,705	4,705
Total stock-based compensation expense	$11,402	$8,714
Amount capitalized in internal-use software	550	248
Total stock-based compensation	$11,952	$8,962

Note 6 — Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period. Diluted net income (loss) per share is computed giving effect to all potential dilutive common stock equivalent shares, including options, restricted stock units and shares to be issued under our ESPP. The dilutive effect of outstanding awards is reflected in diluted net income (loss) per share by application of the treasury stock method.

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2021	2020
Numerator:
Net income (loss)	$(800)	$3,452
Denominator:
Shares used in per share calculation – basic	26,620	24,719
Dilutive effect of common stock	—	1,460
Shares used in diluted share calculation	26,620	26,179

Net income (loss) per share – basic	$(0.03)	$0.14
Net income (loss) per share – diluted	$(0.03)	$0.13

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
For each of the three months ended March 31, 2021 and 2020, we had securities outstanding that could potentially dilute per share amounts, but the shares from the assumed conversion or exercise of these securities were excluded in the computation of diluted net income (loss) per share as their effect would have been anti-dilutive. The number of outstanding anti-dilutive shares that were excluded from the computation of diluted net income (loss) per share consisted of the following (in thousands):

	Three Months Ended March 31,
	2021	2020*
Common stock options	363	n/a
Restricted stock units	1,090	n/a
ESPP	7	n/a
Total	1,460	n/a
_________

*    There were no antidilutive shares for this period.

Note 7 – Commitments and Contingencies

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

Our future minimum payments under non-cancellable contractual service and licensing obligations as of March 31, 2021 (in thousands):

For the Years Ending December 31,
Remainder of 2021	$4,246
2022	3,472
2023	2,745
2024	2,056
2025	1,353
Thereafter	1,353
Total	$15,225

Operating Leases

Refer to Note 9 – Leases for commitments related to our operating leases.

Contingencies

From time to time, we receive inquiries from governmental bodies and also may be subject to various legal proceedings and claims arising in the ordinary course of business. We assess contingencies to determine the degree of probability and range of possible loss for potential accrual in our condensed consolidated financial statements. An estimated loss contingency is accrued in the condensed consolidated financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. There was no material litigation-related accrual during the three months ended March 31, 2021. Legal proceedings or other contingencies could result in material costs, even if we ultimately prevail.

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Legal Proceedings

Securities Class Action – On April 8, 2020 and April 30, 2020, two purported class action lawsuits were filed against us, our chief executive officer, Scott N. Flanders, our chief financial officer, Derek N. Yung, and our then-chief operating officer, David K. Francis, in the United States District Court for the Northern District of California. The cases are captioned Patel v. eHealth, Inc., et al., Case No. 5:20-cv-02395 (N.D. Cal.) and Bertrand v. eHealth, Inc. et al., Case No. 4:20-cv-02967 (N.D. Cal.). The complaints allege, among other things, that we and Messrs. Flanders, Yung and Francis made materially false and misleading statements and/or failed to disclose material information regarding our accounting and modeling assumptions, rate of member churn and our profitability during the alleged class period of March 19, 2018 to April 7, 2020. The complaints allege that we and Messrs. Flanders, Yung and Francis violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaints seek compensatory and (in the Patel lawsuit) punitive damages, attorneys’ fees and costs, and such other relief as the court deems proper. On June 24, 2020, the Court consolidated the above-referenced matters under the caption In re eHealth Securities Litig., Master File No. 4:20-cv-02395-JST (N.D. Cal.). The Court also appointed a lead plaintiff and lead counsel for the consolidated matter. The lead plaintiff filed an amended complaint on August 25, 2020, which Defendants moved to dismiss. The motion to dismiss has been fully briefed.

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

The Gonzalez and Le’Vias Complaints – On April 6, 2018, a former employee, Lupita Gonzalez, filed a complaint against us in the Superior Court of the State of California for the County of Sacramento (the “Gonzalez Complaint”). On July 1, 2019, two other current or former employees, Michael Le’Vias and Ramona Meadows, filed a related complaint against us and eHealth Ins. Serv. Co., in the Superior Court of the State of California for the County of Santa Clara (the “Le’Vias Complaint”). Both complaints asserted claims under the California Private Attorney General Act (“PAGA”) on behalf of all current and former hourly-paid or non-exempt employees who work or have worked for us in California, based on alleged failures to comply with California wage and hour laws.

The parties have entered into a court-approved settlement agreement that resolves both matters related to the Gonzalez and Le'Vias Complaints, and Plaintiffs Michael Le’Vias and Ramona Meadows have sought dismissal with prejudice of the Le’Vias Complaint. Upon the completion of the distribution of the settlement funds in accordance with the settlement agreement and the court order approving the settlement agreement, the parties will seek a dismissal with prejudice of the Gonzalez Complaint.

Note 8 – Segment and Geographic Information

Operating Segments

We report segment information based on how our chief executive officer, who is our chief operating decision maker ("CODM"), regularly reviews our operating results, allocates resources and makes decisions regarding our business operations. The performance measures of our segments include total revenue and profit. Our business structure is comprised

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
of two operating segments: Medicare and Individual, Family and Small Business. Please refer to Note 1 – Summary of Business and Significant Accounting Policies of the Notes to Consolidated Financial Statements in Part II, Item 8 of the Annual Report on Form 10-K for the year ended December 31, 2020 for our accounting policies relating to operating segments.

The results of our operating segments are summarized for the periods presented below (in thousands):

	Three Months Ended March 31,
	2021	2020
Revenue:
Medicare	$121,021	$96,151
Individual, Family and Small Business	13,193	10,257
Total revenue	$134,214	$106,408
Segment profit:
Medicare segment profit (1)	$24,545	$23,136
Individual, Family and Small Business segment profit (1)	8,052	2,928
Total segment profit	32,597	26,064
Corporate	(15,286)	(13,448)
Stock-based compensation expense	(11,402)	(8,714)
Depreciation and amortization(2)	(3,944)	(2,324)
Amortization of intangible assets	(176)	(547)
Restructuring charges	(2,431)	—
Other income, net	150	373
Income (loss) before provision for (benefit from) income taxes	$(492)	$1,404

_____________

(1)During the first quarter of 2021, we revised the calculation of segment profit by excluding amortization of capitalized software development costs to enhance comparability of our financial metrics with peer companies. The amortization of capitalized software development costs were $2.8 million and $1.5 million for the first quarter of 2021 and 2020, respectively.
(2)Depreciation and amortization has been adjusted to include amortization of software development costs.

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

Geographic Information

Our long-lived assets primarily consist of property and equipment and internally-developed software. Our long-lived assets are attributed to the geographic location in which they are located. Long-lived assets by geographical area are summarized as follows (in thousands):

	March 31, 2021	December 31, 2020
United States	$41,829	$40,500
China	511	565
Total	$42,340	$41,065

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Significant Customers

Substantially all revenue for the three months ended March 31, 2021 and 2020 was generated from customers located in the United States. Carriers representing 10% or more of our total revenue are summarized as follows:

	Three Months Ended March 31,
	2021	2020
UnitedHealthcare (1)	22%	22%
Aetna (1)	21%	15%
Humana	17%	19%
Centene (2)	12%	11%
__________

(1)Percentages include the carriers' subsidiaries.
(2)Centene Corporation acquired WellCare Health Plans, Inc. in 2020, and the revenue of WellCare is included in the percentage calculation for March 31, 2021 and 2020.

Note 9 – Leases

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

Total operating lease expenses were $2.0 million and $2.1 million for the three months ended March 31, 2021 and 2020, respectively and sublease income was immaterial for both periods.

The following table summarizes the lease-related assets and liabilities recorded on the Condensed Consolidated Balance Sheets as of the dates presented below (in thousands):

	March 31, 2021	December 31, 2020
Operating lease right-of-use assets	$41,284	$42,558

Lease liabilities – current	$5,316	$5,192
Lease liabilities – non-current	39,984	41,369
Total operating lease liabilities	$45,300	$46,561

Supplemental information related to leases are as follows (in thousands):

	March 31, 2021	December 31, 2020
Operating cash outflows from operating leases	$1,900	$7,090
Weighted-average remaining lease term of operating leases	7.0 years	7.2 years
Weighted-average discount rate used to recognize operating lease right-of-use-assets	5.4%	5.4%

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
As of March 31, 2021, maturities of operating lease liabilities are as follows (in thousands):

Year ending December 31,
Remainder of 2021	$5,744
2022	7,701
2023	8,033
2024	7,832
2025	8,009
Thereafter	19,407
Total lease payments (1)	56,726
Less imputed interest	(11,426)
Total	$45,300

____________

(1)Noncancellable sublease income for the remainder of 2021 and years ending December 31, 2022 and 2023 of $0.9 million, $0.4 million and $0.4 million, respectively, is not included in the table above.

Note 10 — Restructuring

In February 2021, we eliminated approximately 89 full-time positions, primarily in the United States, representing approximately 5% of our workforce, primarily within our customer care and enrollment group, and to a lesser extent, in our marketing and advertising, technology and content, and general and administrative groups.

Total pre-tax restructuring charges for the three months ended March 31, 2021 were $2.4 million, which primarily related to employee termination benefits. Substantially all of the restructuring charges resulted in cash expenditures. The restructuring activities were completed by March 31, 2021. Accrued restructuring charges balance was $0.3 million as of March 31, 2021.

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

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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

Financial covenants in the original Credit Agreement required that we maintain Excess Availability (as defined in the Credit Agreement) at or above $6.0 million at any time. The Amendment also changed the financial covenants to require us to maintain at least $6.0 million of Excess Availability at all times or, if greater, up to $11.3 million depending on our borrowing base as determined by eligible past and future commissions receivable. In addition, the Amendment also included changes in the payment conditions to, among other things, require us to have at least $10.0 million of liquidity or, if greater, up to $18.8 million depending on our borrowing base as determined by eligible past and future commissions receivable, in order for us to make certain permitted acquisitions, investments, distributions and payments of indebtedness. The Amendment also stated the seasonal amount thresholds used in connection with the cash dominion and field examination covenants in the Credit Agreement.

We incurred $1.2 million of issuance costs in connection with the Credit Agreement, which were capitalized as part of other assets on our Consolidated Balance Sheet in the period we entered into the Credit Agreement. The Amendment did not change the interest rate. In connection with the Amendment, we incurred closing costs totaling $0.5 million, which were capitalized and recorded as other assets on our Condensed Consolidated Balance Sheet as of March 31, 2021. The remaining balance of unamortized issuance costs was $0.7 million as of March 31, 2021 and December 31, 2020.

As of March 31, 2021, we had no outstanding borrowings under our revolving credit facility.

Note 12 – Income Taxes

The following table summarizes our provision for (benefit from) income taxes and our effective tax rates for the periods presented below (in thousands, except effective tax rate):

	Three Months Ended March 31,
	2021	2020
Income (loss) before provision for (benefit from) income taxes	$(492)	$1,404
Provision for (benefit from) income taxes	308	(2,048)
Effective tax rate	(62.6)%	(145.9)%

For the three months ended March 31, 2021, we recognized a provision for income taxes of $0.3 million, representing an effective tax rate of (62.6)%, which was lower than the statutory federal tax rate due primarily to one-time state tax adjustments. For the three months ended March 31, 2020, we recognized a benefit from income taxes of $2.0 million, representing an effective tax rate of (145.9)%, which was lower than the statutory federal tax rate due primarily to stock-based compensation windfalls.

Assessing the realizability of our deferred tax assets is dependent upon several factors, including the likelihood and amount, if any, of future taxable income in relevant jurisdictions during the periods in which those temporary differences become deductible. We forecast taxable income by considering all available positive and negative evidence, including our history of operating income and losses and our financial plans and estimates that we use to manage the business. These assumptions require significant judgment about future taxable income. As a result, the amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change. We continue to recognize our

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
deferred tax assets as of March 31, 2021, as we believe it is more likely than not that the net deferred tax assets will be realized, with the exception of certain net operating losses and credits that are expected to expire unutilized which have a valuation allowance.

Note 13 – Subsequent Event

On April 30, 2021, we issued and sold to Echelon Health SPV, LP ("H.I.G."), an investment vehicle of H.I.G. Capital, in a private placement, 2,250,000 shares of our newly designated Series A convertible preferred stock, in par value of $0.001 per share (“Series A Preferred Stock”), at an aggregate purchase price of $225.0 million, at a price of $100 per share. We received $216.2 million in proceeds from the private placement with H.I.G., net of sales commissions and certain transaction fees.

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

We have based these forward-looking statements on our current expectations about future events. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Our actual results may differ materially from those suggested by these forward-looking statements for various reasons, including our ability to retain existing members and enroll new members during the annual healthcare open enrollment period, the Medicare annual enrollment period and a COVID-19-related or other special enrollment period; changes in laws, regulations and guidelines, including in connection with healthcare reform or with respect to the marketing and sale of Medicare plans; competition, including competition from government-run health insurance exchanges; the seasonality of our business and the fluctuation of our operating results; our ability to accurately estimate membership and lifetime value of commissions; changes in product offerings among carriers on our ecommerce platform and the resulting impact on our commission revenue; our ability to execute on our growth strategy in the Medicare market; the continued impact of the COVID-19 pandemic on our operations, business, financial condition and growth prospects, as well as on the general economy; changes in our management and key employees; exposure to security risks and our ability to safeguard the security and privacy of confidential data; our relationships with health insurance carriers; customer concentration; our success in marketing and selling health insurance plans and our unit cost of acquisition; our ability to hire, train, retain and ensure the productivity of licensed health insurance agents and other employees; changes in the market for private health insurance; consumer satisfaction of our service; changes in member conversion rates; changes in commission rates; our ability to sell qualified health insurance plans to subsidy-eligible individuals and to enroll subsidy-eligible individuals through government-run health insurance exchanges; our ability to maintain and enhance our brand identity; our ability to derive desired benefits from investments in our business, including membership growth and retention initiatives; reliance on marketing partners; the impact of our direct-to-consumer email, telephone and television marketing efforts; timing of receipt and accuracy of commission reports; payment practices of health insurance carriers; dependence on our operations in China; the restrictions in our debt obligations; the restrictions in our investment agreement with H.I.G; compliance with insurance and other laws and regulations; the outcome of litigation in which we are involved; and the performance, reliability and availability of our information technology systems, ecommerce platform and underlying network infrastructure and those identified under the heading “Risk Factors” in Part II, Item 1A. of this report and those discussed in our other Securities and Exchange Commission filings. Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in this report are made only as of the date hereof. Except as required by applicable law, we do not undertake, and specifically decline, any obligation to update any of these statements or to publicly announce the results of any revisions to any forward-looking statements, whether as a result of new information, future events, changes in assumptions or otherwise. The following discussion should be read in conjunction with our Annual Report on Form 10-K as filed with the Securities and Exchange Commission in February 2021, and the audited consolidated financial statements and related notes contained therein.

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

Impact from COVID-19

As of March 31, 2021, some of our offices in the United States remained closed, while some locations have opened at a reduced capacity with additional safety and social distancing measures. Based on our experience in shifting existing agents to work from home and launching a remote agent model in 2020, we expect this remote agent model to provide us with geographic hiring flexibility as we grow our telesales capacity. We believe the COVID-19 pandemic had an impact on consumer behavior in selecting and utilizing health insurance. We believe that the way people shop for health coverage is changing with more seniors that are now likely to shop for Medicare products online or over the phone versus a face-to-face meeting with a traditional broker. We anticipate that this will have a positive impact on comparison Medicare platforms such as ours. Notwithstanding the anticipated positive change in the manner in which consumers purchase health insurance, the pandemic could adversely impact our business, including as a result of changes in consumer behavior, decreased ability to afford health insurance, an increased desire to change plans, an adverse impact on our ability to recruit and onboard sales agents and decreased productivity of our employees. See Risk Factors in Part II, Item 1A of this Quarterly Report on Form 10-Q for a discussion of risks related to the COVID-19 pandemic.

H.I.G. Investment

On April 30, 2021, upon the terms and subject to the conditions set forth in our investment agreement with H.I.G., we issued and sold 2,250,000 shares of newly designated Series A convertible preferred stock to H.I.G. in a private placement at an aggregate purchase price of $225 million, at a price of $100 per share.

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

The following table shows approved members by product for the period presented:

	Three Months Ended March 31,		% Change
	2021	2020
Medicare:
Medicare Advantage	106,884	64,898	65%
Medicare Supplement	7,782	10,838	(28)%
Medicare Part D	8,011	8,966	(11)%
Total Medicare	122,677	84,702	45%
Individual and Family:
Non-Qualified Health Plans	5,609	4,820	16%
Qualified Health Plans	5,705	4,545	26%
Total Individual and Family	11,314	9,365	21%
Ancillaries:
Short-term	7,876	12,138	(35)%
Dental	11,170	9,710	15%
Vision	5,062	4,501	12%
Other	2,403	4,325	(44)%
Total Ancillaries	26,511	30,674	(14)%
Small Business	2,948	3,603	(18)%
Total Approved Members	163,450	128,344	27%

Medicare approved members increased 45% in the three months ended March 31, 2021 compared to the same period in 2020. The increase in total Medicare approved members was primarily attributable to a 65% growth in Medicare Advantage plan members, partially offset by a 28% decline in Medicare Supplement plan members and an 11% decline in Medicare Part D plan members in the three months ended March 31, 2021 compared to the same period in 2020. The increase in approved Medicare Advantage members was primarily driven by strong consumer demand and an increase in our internal agent productivity and online enrollment growth. We expect our year-over-year Medicare enrollment growth will slow down in the second quarter of 2021, as compared to the first quarter of 2021 growth rate, due to the introduction of a COVID-related special enrollment period for the Medicare Advantage market in the second quarter of 2020 that is not in place during the second quarter of 2021. The COVID-related special enrollment period had a favorable impact on consumer demand and agent conversion rates in 2020 as more consumers were allowed to transact due that enrollment period.

Individual and Family Plan approved members grew 21% in the three months ended March 31, 2021 compared to the same period in 2020 due to a 26% increase in approved members for qualified health plans and a 16% increase in approved members in non-qualified health plans. Recent growth in approved major medical individual and family plan members is partially a result to the current administration’s decision to extend the open enrollment period outside of the fourth quarter when it typically takes place, and to make these plans more affordable to certain consumer segments through a more extensive premium subsidy program. Ancillary plan approved members declined 14% in the three months ended March 31, 2021 compared to the same period in 2020 primarily due to a 35% decline in approved members for short-term health plans and a 44% decrease in approved members for other ancillary plans, partially offset by an increase in approved members for dental and vision insurance. Small business group health insurance approved members declined 18% in the three months ended March 31, 2021 compared to the same period in 2020 mainly due to the shift of our focus away from the sale of small business products.

New Paying Members

New Paying Members consist of approved members from the period presented and any periods prior to the period presented from whom we have received an initial commission payment during the period presented. The following table shows our new paying members by product for the periods presented below:

	Three Months Ended March 31,		% Change
	2021	2020
Medicare:
Medicare Advantage	140,997	86,299	63%
Medicare Supplement	9,996	11,560	(14)%
Medicare Part D	29,139	63,705	(54)%
Total Medicare	180,132	161,564	11%
Individual and Family:
Non-Qualified Health Plans	10,968	9,553	15%
Qualified Health Plans	6,639	5,957	11%
Total Individual and Family	17,607	15,510	14%
Ancillaries:
Short-term	11,243	12,260	(8)%
Dental	11,473	10,413	10%
Vision	6,126	5,571	10%
Other	2,749	4,313	(36)%
Total Ancillaries	31,591	32,557	(3)%
Small Business	4,125	5,156	(20)%
Total New Paying Members	233,455	214,787	9%

Medicare total new paying members grew 11% in the three months ended March 31, 2021 compared to the same period in 2020, primarily driven by a 63% increase Medicare Advantage plan new paying members, partially offset by a 54% decrease in Medicare Part D prescription drug plan and a 14% decrease in Medicare Supplement plan new paying members. Individual and family plan new paying members grew 14% in the three months ended March 31, 2021 compared to the same period in 2020 due to increases in new paying members for non-qualified plans and new paying members for qualified plans. Ancillary new paying members declined 3% in the three months ended March 31, 2021 compared to the same period in 2020 primarily due to a decline in approved members for short-term and other health plans. Small business new paying members declined 20% in the three months ended March 31, 2021 compared to the same period in 2020 primarily due to a decrease in approved members.

Estimated Constrained Lifetime Value of Commissions Per Approved Member

The following table shows our estimated constrained LTV of commissions per approved member by product for the periods presented below:

	Three Months Ended March 31,		% Change
	2021	2020
Medicare
Medicare Advantage (1)	$968	$1,006	(4)%
Medicare Supplement (1)	1,057	1,158	(9)%
Medicare Part D (1)	217	260	(17)%
Individual and Family
Non-Qualified Health Plans (1)	200	199	1%
Qualified Health Plans (1)	298	240	24%
Ancillaries
Short-term (1)	180	150	20%
Dental (1)	91	67	36%
Vision (1)	59	52	13%
Small Business (2)	182	160	14%
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

Medicare

The constrained LTV of commissions per approved member for Medicare Part D prescription drug, Medicare Supplement and Medicare Advantage plans declined by 17%, 9% and 4%, respectively, during the three months ended March 31, 2021 compared to the same period in 2020. The decline in constrained LTVs for Medicare Advantage plans was primarily due to a decrease in estimated average plan duration driven by various market factors, including the reintroduction of the open enrollment period in 2019, which provided an additional opportunity for Medicare Advantage plan members to change plans. The negative impact of these factors was partially offset by an increase in broker commission rates and higher commission rates for new Medicare Advantage enrollments compared to the commissions for enrollments of existing members changing their plans. The decline in constrained LTV for Medicare Part D prescription drug plans was primarily due to a shift in consumer demand away from these plans and towards Medicare Advantage plans with prescription drug coverage. We believe that, similar to our Medicare Advantage plan members, a larger number of Medicare Part D prescription drug plan members terminated their plans due to the additional opportunities for consumers to shop and switch Medicare Part D prescription drug plans during the recently introduced open enrollment periods. The decline in constrained LTV of commissions per approved member was driven by telephonic enrollments from our more recent member cohorts enrolled prior to the last annual enrollment period. Our telephonic enrollments historically have had a shorter average plan duration compared to our online enrollments, which continue to have a higher average plan duration.

Individual and Family and Ancillaries

The constrained LTV of commissions per qualified health plan approved member increased 24% during the three months ended March 31, 2021 compared with the same period in 2020 mostly due to increased estimates of average plan duration.

The constrained LTV of commissions per short-term health insurance approved member increased 20% during the three months ended March 31, 2021 compared to the same period in 2020 primarily as a result of our selling of plans with higher premiums and resulting in increased commissions and an increase in estimated average plan duration.

The constrained LTV of commissions per approved member for dental and vision plans increased by 36% and 13%, respectively, during the three months ended March 31, 2021 compared with the same period in 2020 primarily due to an increase in estimated average plan duration and lower constraints as a result of reduced volatility based on historical trends.

The constraints applied to the total estimated lifetime commissions we expect to receive for selling the plan after the carrier approves an application in order to derive the constrained LTV of commissions for approved members recognized for the periods presented below are summarized as follows:

	Three Months Ended March 31,
	2021	2020
Medicare
Medicare Advantage	7%	7%
Medicare Supplement	5%	5%
Medicare Part D	5%	5%
Individual and Family
Non-Qualified Health Plans	15%	15%
Qualified Health Plans	4%	4%
Ancillaries
Short-term	20%	10%
Dental	7%	10%
Vision	5%	10%
Other	10%	10%
Small Business	5%	—%

The constraints for small business plans and short-term health insurance plans increased during the three months ended March 31, 2021, as compared to the same period in the prior year, due to an increase in volatility.

Estimated Membership

Estimated membership represents the estimated number of members active as of the date indicated based on the number of members for whom we have received or applied a commission payment during the period of estimation. The following table shows estimated membership by product for the periods presented below:

	As of March 31,		% Change
	2021	2020
Medicare (1)
Medicare Advantage (2)	538,716	404,262	33%
Medicare Supplement	104,727	97,527	7%
Medicare Part D	229,598	224,154	2%
Total Medicare	873,041	725,943	20%
Individual and Family (3)	103,844	113,483	(8)%
Ancillaries (4)
Short-term	19,352	23,553	(18)%
Dental	118,070	123,260	(4)%
Vision	69,454	70,590	(2)%
Other	34,539	36,012	(4)%
Total Ancillaries	241,415	253,415	(5)%
Small Business (5)	45,207	44,113	2%
Total Estimated Membership	1,263,507	1,136,954	11%
__________________

(1)To estimate the number of members on Medicare-related health insurance plans, we take the sum of (i) the number of members for whom we have applied or expected to receive a commission payment for a month that may be up to three months prior to the date of estimation (after reducing that number using historical experience for assumed member cancellations over the period being estimated); and (ii) the number of approved members over that period (after reducing that number using historical experience for an assumed number of members who do not accept their approved policy and for estimated member cancellations through the date of the estimate). To the extent we determine we have received substantially all of the commission payments related to a given month during the period being estimated, we will take the number of members for whom we have received or applied a commission payment during the month of estimation.

(2)As previously disclosed, we learned subsequent to reporting for the three months ended March 31, 2020 that Medicare Advantage membership as of March 31, 2020 was 384,513, a decrease of 19,749 or 4.9% relative to the previously reported estimated membership of 404,262, due to additional membership attrition during the quarter ended March 31, 2020 that was observed after the reporting period.

(3)To estimate the number of members on Individual and Family health insurance plans (“IFP”), we take the sum of (i) the number of IFP members for whom we have received or applied a commission payment for a month that may be up to three months prior to the date of estimation (after reducing that number using historical experience for assumed member cancellations over the period being estimated); and (ii) the number of approved members over that period (after reducing that number using historical experience for an assumed number of members who do not accept their approved policy and for estimated member cancellations through the date of the estimate). To the extent we determine we have received substantially all of the commission payments related to a given month during the period being estimated, we will take the number of members for whom we have received or applied a commission payment during the month of estimation.

(4)To estimate the number of members on ancillary health insurance plans (such as short-term, dental and vision insurance), we take the sum of (i) the number of members for whom we have received or applied a commission payment for a month that may be up to three months prior to the date of estimation (after reducing that number using historical experience for assumed member cancellations over the period being estimated); and (ii) the number of approved members over that period (after reducing that number using historical experience for an assumed number of members who do not accept their approved policy and for estimated member cancellations through the date of the estimate). To the extent we determine we have received substantially all of the commission payments related to a given month during the period being estimated, we will take the number of members for whom we have received or applied a commission payment during the month of estimation. The one to three-month period varies by insurance product and is largely dependent upon the timeliness of commission payment and related reporting from the related carriers.

(5)To estimate the number of members on small business health insurance plans, we use the number of initial members at the time the group was approved, and we update this number for changes in membership if such changes are reported to us by the group or carrier. However, groups generally notify the carrier directly of policy cancellations and increases or decreases in group size without informing us. Health insurance carriers often do not communicate policy cancellation information or group size changes to us. We often are made aware of policy cancellations and group size changes at the time of annual renewal and update our membership statistics accordingly in the period they are reported.

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

After we have estimated membership for a period, we may receive information from health insurance carriers that would have impacted the estimate if we had received the information prior to the date of estimation. We may receive commission payments or other information that indicates that a member who was not included in our estimates for a prior period was in fact an active member at that time, or that a member who was included in our estimates was in fact not an active member of ours. For instance, we reconcile information carriers provide to us and may determine that we were not historically paid commissions owed to us, which would cause us to have underestimated membership. Conversely, carriers may require us to return commission payments paid in a prior period due to policy cancellations for members we previously estimated as being active. We do not update our estimated membership numbers reported in previous periods. Instead, we reflect updated information regarding our historical membership in the membership estimate for the current period. If we experience a significant variance in historical membership as compared to our initial estimates, we keep the prior period data consistent with previously reported amounts, while we may provide the updated information in other communications or disclosures. As a result of the delay in our receipt of information from insurance carriers, actual trends in our membership are most discernible over periods longer than from one quarter to the next. As a result of the delay we experience in receiving information about our membership, it is difficult for us to determine with any certainty the impact of current conditions on our membership retention. Various circumstances could cause the assumptions and estimates that we make in connection with estimating our membership to be inaccurate, which would cause our membership estimates to be inaccurate. A member who purchases and is active on multiple standalone insurance plans will be counted as a member more than once. For example, a member who is active on both an individual and family health insurance plan and a standalone dental plan will be counted as two continuing members.

Historically, our membership estimates in a particular quarter have not been significantly different when compared to membership data received from carriers in a subsequent quarter. However, we experienced a larger deviation in the actual Medicare Advantage membership, which was lower than our initial estimate, for the first quarter of 2020. This deviation was primarily due to the time delay in receiving information from our carriers and a higher level of plan cancellations than expected.

Medicare-related plan estimated membership as of March 31, 2021 grew 20% compared to estimated membership as of March 31, 2020 due to a 33% growth in Medicare Advantage estimated membership, a 7% growth in Medicare Supplement plan estimated membership, and a 2% growth in Medicare Part D prescription drug plan estimated membership. The overall growth in Medicare estimated membership was due to increased sales of Medicare-related plans and improved member retention for new members approved during the fourth quarter of 2020, as well as a higher recapture rate during the full year 2020 as compared to 2019.

Individual and family plan estimated membership as of March 31, 2021 declined 8% compared to estimated membership as of March 31, 2020 due to market conditions in the individual and family plan market and our decision to shift our investment to our Medicare business. Ancillary plan estimated membership as of March 31, 2021 declined 5% compared to estimated membership as of March 31, 2020 primarily as a result of the decline in dental and short-term health plans estimated membership.

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

The following table shows the estimated variable marketing cost per approved member and the estimated customer care and enrollment expense per approved member metrics for the periods presented below. The numerator used to calculate each metric is the portion of the respective operating expenses for marketing and advertising and customer care and enrollment that is directly related to member acquisition for our sale of Medicare Advantage, Medicare Supplement and Medicare Part D prescription drug plans (collectively, “Medicare Plans”) and for all individual and family major medical plans and short-term health insurance (collectively, “IFP Plans”), respectively. The denominator used to calculate each metric is based on a derived metric that represents the relative value of the new members acquired. For Medicare Plans, we call this derived metric Medicare Advantage (“MA”)-equivalent members, and for IFP Plans, we call this derived metric IFP-equivalent members. The calculations for MA-equivalent members and for IFP-equivalent members are based on the weighted number of approved members for Medicare Plans and IFP Plans during the period, with the number of approved members adjusted based on the relative LTV of the product they are purchasing. Since the LTV for any product fluctuates from period to period, the weight given to each product was determined based on their relative LTVs at the time of our adoption of Accounting Standards Codification 606 – Revenue from Contracts with Customers ("ASC 606").

	Three Months Ended March 31,		% Change
	2021	2020
Medicare:
Estimated CC&E cost per approved MA-equivalent approved member (1)	$278	$364	(24)%
Estimated variable marketing cost per MA-equivalent approved member (1)	353	349	1%
Total Medicare estimated cost per approved member	$631	$713	(12)%
Individual and Family Plan:
Estimated CC&E cost per IFP-equivalent approved member (2)	$63	$79	(20)%
Estimated variable marketing cost per IFP-equivalent approved member (2)	44	36	22%
Total IFP estimated cost per approved member	$107	$115	(7)%
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

Estimated CC&E costs per approved MA-equivalent member decreased 24% in the three months ended March 31, 2021 compared to the same period in 2020 due to an increase in productivity of our internal agents, and an increase in the percentage of online enrollments, as well as our operational and technology enhancements. Estimated variable marketing cost per MA-equivalent member remained flat due to a higher conversion rate being offset by a shift towards online marketing channels that have a higher cost per lead.

Estimated CC&E cost per approved IFP-equivalent member decreased 20% in the three months ended March 31, 2021 compared to the same period in 2020 due primarily to an increase in agent productivity. Estimated variable marketing cost per IFP-equivalent member increased 22% in the three months ended March 31, 2021 compared to the same period in 2020 due to an increase in marketing costs.

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
•Stock-Based Compensation; and
•Accounting for Income Taxes.

There have been no changes to our critical accounting policies and estimates described in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 26, 2021, that have had a significant impact on our condensed consolidated financial statements and related notes. Please refer to Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020, for a complete discussion of our other critical accounting policies and estimates.

Results of Operations

Our operating results and related percentage of total revenue are summarized below for the periods presented (dollars in thousands):

	Three Months Ended March 31,
	2021		2020
Revenue:
Commission	$127,052	95%	$99,669	94%
Other	7,162	5%	6,739	6%
Total revenue	134,214	100%	106,408	100%
Operating costs and expenses (1)
Cost of revenue	996	1%	1,138	1%
Marketing and advertising	50,874	38%	37,764	35%
Customer care and enrollment	34,162	25%	30,535	29%
Technology and content	23,163	17%	15,740	15%
General and administrative	23,054	17%	19,653	18%
Amortization of intangible assets	176	—%	547	1%
Restructuring charges	2,431	2%	—	—%
Total operating costs and expenses	134,856	100%	105,377	99%
Income (loss) from operations	(642)	—%	1,031	1%
Other income, net	150	—%	373	—%
Income (loss) before provision for (benefit from) income taxes	(492)	—%	1,404	1%
Provision for (benefit from) income taxes	308	—%	(2,048)	(2)%
Net income (loss)	$(800)	—%	$3,452	3%
____________

(1)Operating costs and expenses include the following amounts of stock-based compensation expense (in thousands):

	Three Months Ended March 31,
	2021	2020
Marketing and advertising	$2,485	$1,730
Customer care and enrollment	469	662
Technology and content	2,743	1,617
General and administrative	5,705	4,705
Total stock-based compensation expense	$11,402	$8,714

Revenue

Our commission revenue, other revenue and total revenue are summarized as (dollars in thousands):

	Three Months Ended March 31,		Change
	2021	2020	$	%
Commission	$127,052	$99,669	$27,383	27%
% of total revenue	95%	94%
Other	7,162	6,739	423	6%
% of total revenue	5%	6%
Total revenue	$134,214	$106,408	$27,806	26%

Commission revenue increased $27.4 million, or 27%, during the three months ended March 31, 2021 compared to the same period in 2020 due to a $24.6 million increase in commission revenue from the Medicare segment and a $2.8 million increase in commission revenue from Individual, Family and Small Business segment.

The increase in commission revenue from the Medicare segment was driven by a 45% increase in Medicare plan approved members, primarily attributable to a 65% growth in Medicare Advantage plan approved members compared to 2020, partially offset by lower LTVs and a decrease in net commission revenue from Medicare members approved in prior periods. The increase in commission revenue from Individual, Family and Small Business segment was primarily driven by a $1.9 million increase in net adjustment revenue, 21% increase in individual and family major medical plan approved members, 15% increase in dental plan approved members and 12% increase in vision plan approved members. See Segment Information below for further discussion.

Other revenue increased $0.4 million, or 6%, during the three months ended March 31, 2021 compared to the same period in 2020 due to an increase in sponsorship and advertising revenue.

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

Our cost of revenue is summarized as follows (dollars in thousands):

	Three Months Ended March 31,		Change
	2021	2020	$	%
Cost of revenue	$996	$1,138	$(142)	(12)%
% of total revenue	1%	1%

Cost of revenue decreased by $0.1 million during the three months ended March 31, 2021, compared to the same period in 2020, primarily due to decreased activity from our revenue sharing arrangements.

Marketing and Advertising

Marketing and advertising expenses consist primarily of member acquisition expenses associated with our direct, marketing partner and online advertising member acquisition channels, in addition to compensation and other expenses related to marketing, business development, partner management, public relations and carrier relations personnel who support our offerings.

Our marketing and advertising expenses are summarized as follows (dollars in thousands):

	Three Months Ended March 31,		Change
	2021	2020	$	%
Marketing and advertising	$50,874	$37,764	$13,110	35%
% of total revenue	38%	35%

Marketing and advertising expenses increased $13.1 million, or 35%, during the three months ended March 31, 2021 compared to the same period in 2020, primarily driven by a $14.0 million increase in Medicare plan related variable advertising and $0.8 million in stock-based compensation expenses, partially offset by decreases of $1.0 million in consulting expenses and $0.7 million in personnel and compensation costs. The increase in variable advertising expenses was due to an increase in our advertising expense through our partner and online channels.

Customer Care and Enrollment

Customer care and enrollment expenses primarily consist of compensation, benefits, and licensing costs for personnel engaged in assistance to applicants who call our customer care center and for enrollment personnel who assist applicants during the enrollment process. Our customer care and enrollment expenses also include third-party call center costs.

Our customer care and enrollment expenses are summarized as follows (dollars in thousands):

	Three Months Ended March 31,		Change
	2021	2020	$	%
Customer care and enrollment	$34,162	$30,535	$3,627	12%
% of total revenue	25%	29%

Customer care and enrollment expenses increased $3.6 million, or 12%, during the three months ended March 31, 2021 compared to the same period in 2020, primarily due to an increase of $6.1 million in personnel costs associated with an increase in customer care and enrollment headcount, partially offset by decreases of $1.7 million in licensing costs and $1.0 million in consulting expenses. The decrease in licensing costs was primarily due to previously over-recognized licensing costs that were adjusted during the three months ended March 31, 2021.

We have shifted to a predominantly internal agent model and intend to employ and maintain the majority of our health insurance agent force year-round. In 2021, we are starting internal agent hiring and training earlier in the year compared to prior years, with the largest headcount increase planned for the second and third quarters. As a result, our customer care and enrollment costs will increase accordingly during the second and third quarters of 2021. We believe that a combination of a longer training period and an increased percentage of internal agents will have a significant positive impact on agent productivity, enrollment volumes and acquisition cost per approved member during the annual enrollment period in the fourth quarter.

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

Our technology and content expenses are summarized as follows (dollars in thousands):

	Three Months Ended March 31,		Change
	2021	2020	$	%
Technology and content	$23,163	$15,740	$7,423	47%
% of total revenue	17%	15%

Technology and content expenses increased $7.4 million, or 47%, during the three months ended March 31, 2021 compared to the same period in 2020 primarily driven by increases of $3.2 million in personnel and compensation costs due to higher headcount, $1.3 million in amortization of internal software development costs, $1.3 million in facilities, and $1.1 million in stock-based compensation expenses.

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

Our general and administrative expenses are summarized as follows (dollars in thousands):

	Three Months Ended March 31,		Change
	2021	2020	$	%
General and administrative	$23,054	$19,653	$3,401	17%
% of total revenue	17%	18%

General and administrative expenses increased $3.4 million, or 17%, during the three months ended March 31, 2021 compared to the same period in 2020, primarily driven by increases of $1.0 million stock-based compensation expenses, $0.9 million in personnel and compensation costs, $0.7 million in shareholder engagement costs, $0.4 million in consulting expenses, and $0.4 million in facilities and other operating costs.

Amortization of Intangible Assets

Our intangible asset amortization expense is summarized as follows (dollars in thousands):

	Three Months Ended March 31,		Change
	2021	2020	$	%
Amortization of intangible assets	$176	$547	$(371)	(68)%
% of total revenue	—%	1%

Amortization expense was primarily related to intangible assets purchased through our acquisitions. Amortization expense decreased during the three months ended March 31, 2021 compared to the same periods in 2020 due to certain intangible assets being fully amortized during the three months ended March 31, 2021.

Restructuring Charges

In February 2021, our Board of Directors approved a plan to terminate the employment of certain employees in certain locations. As part of this plan, we eliminated approximately 89 full-time positions, primarily in the United States, representing approximately 5% of our workforce primarily within customer care and enrollment groups, and to a lesser extent, in our marketing and advertising and general and administrative groups.

Our restructuring charges is summarized as follows (dollars in thousands):

	Three Months Ended March 31,		Change
	2021	2020	$	%
Restructuring charges	$2,431	$—	$2,431	*
% of total revenue	2%	—%

Our restructuring charges primarily consist of severance and other termination benefits provided to employees as part of the restructuring plan.
_______

*     Percentage calculated is not meaningful.

Other Income, Net

Other income, net, primarily consisted of interest income, sublease income and margin earned on commissions received from Medicare plan members transferred to us in 2010 through 2012 by a broker partner, partially offset by interest expense on finance leases and debt and other bank fees.

Our other income, net is summarized as follows (dollars in thousands):

	Three Months Ended March 31,		Change
	2021	2020	$	%
Other income, net	$150	$373	$(223)	(60)%
% of total revenue	—%	—%

Other income, net decreased $0.2 million during the three months ended March 31, 2021 compared to the same period in 2020 due primarily to a decrease in interest income.

Provision for (Benefit from) Income Taxes

Our provision (benefit) for income taxes are summarized as follows (dollars in thousands):

	Three Months Ended March 31,		Change
	2021	2020	$	%
Provision for (benefit from) income taxes	$308	$(2,048)	$2,356	*
Effective tax rate	(62.6)%	(145.9)%

_______

*     Percentage calculated is not meaningful.

Our effective tax rate increased for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, primarily due to a decrease in stock-based compensation windfalls partially offset by a one-time state tax adjustment in the first quarter of 2021. During the three months ended March 31, 2021, we recorded a provision for income taxes of $0.3 million representing an effective tax rate of (62.6)% which was lower than the statutory federal tax rate due primarily to one-time state tax adjustments. During the three months ended March 31, 2020, we recorded a benefit from income taxes of $2.0 million representing an effective tax rate of (145.9)% which was lower than the statutory federal tax rate primarily due to stock-based compensation windfalls.

Segment Information

We report segment information based on how our chief executive officer, who is our chief operating decision maker, or CODM, regularly reviews our operating results, allocates resources and makes decisions regarding our business operations. The performance measures of our segments include total revenue and profit. Our business structure is comprised of two operating segments:

•Medicare; and
•Individual, Family and Small Business.

Our CODM does not separately evaluate assets by segment, with the exception of commissions receivable, and therefore assets by segment are not presented.

The Medicare segment consists primarily of commissions earned from our sale of Medicare-related health insurance plans, including Medicare Advantage, Medicare Supplement and Medicare Part D prescription drug plans, and to a lesser extent, ancillary products sold to our Medicare-eligible applicants, including but not limited to, dental and vision plans, as well as our advertising program that allows Medicare-related carriers to purchase advertising on a separate website developed, hosted and maintained by us and to purchase other marketing and advertising services, as well as our delivery and sale to third parties of Medicare-related health insurance leads generated by our ecommerce platforms and our marketing activities.

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

Segment profit is calculated as total revenue for the applicable segment less direct and allocated marketing and advertising, customer care and enrollment, technology and content, and general and administrative operating expenses, excluding stock-based compensation expense, change in fair value of earnout liability, depreciation and amortization expense, and amortization of intangible assets. During the first quarter of 2021, we modified the calculation of segment profit to exclude the amortization of capitalized software development cost to enhance comparability of our financial metrics with peer companies.

Our operating segment revenue and profit are summarized as follows (in thousands):

	Three Months Ended March 31,		Change
	2021	2020	$	%
Revenue:
Medicare	$121,021	$96,151	$24,870	26%
Individual, Family and Small Business	13,193	10,257	2,936	29%
Total revenue	$134,214	$106,408	$27,806	26%
Segment profit:
Medicare segment profit (1)	$24,545	$23,136	$1,409	6%
Individual, Family and Small Business segment profit (1)	8,052	2,928	5,124	175%
Total segment profit	32,597	26,064	6,533	25%
Corporate	(15,286)	(13,448)	(1,838)	14%
Stock-based compensation expense	(11,402)	(8,714)	(2,688)	31%
Depreciation and amortization (2)	(3,944)	(2,324)	(1,620)	70%
Amortization of intangible assets	(176)	(547)	371	(68)%
Restructuring charges	(2,431)	—	(2,431)	*
Other income, net	150	373	(223)	(60)%
Income (loss) before provision for (benefit from) income taxes	$(492)	$1,404	$(1,896)	*
_______

*     Percentage calculated is not meaningful.
(1)During the first quarter of 2021, we revised the calculation of segment profit by excluding amortization of capitalized software development costs to enhance comparability of our financial metrics with peer companies. The amortization of capitalized software development costs were $2.8 million and $1.5 million for the first quarter of 2021 and 2020, respectively.
(2)Depreciation and amortization has been adjusted to include amortization of software development costs.

Revenue

Revenue from our Medicare segment grew $24.9 million, or 26%, during the three months ended March 31, 2021 compared to the same period in 2020, primary attributable to an increase in Medicare Advantage plan related commission revenue of $35.2 million, partially offset by lower LTVs and a decrease in net adjustment revenue. The increase in Medicare Advantage commission revenue was driven by 65% growth in Medicare Advantage plan approved members. The overall growth of our Medicare business was a result of an increase in our agent productivity and strong consumer demand.

Revenue from our Individual, Family and Small Business segment grew $2.9 million, or 29%, during the three months ended March 31, 2021 compared to the same period in 2020, primarily attributable to a $2.8 million increase in commission revenue. Despite the uncertainties with respect to the extension of the open enrollment period through August 15, 2021 combined with greater government incentives, we continued to observe stronger member retention rates in our LTV assessments for the majority of the earlier period cohorts of certain products in our Individual, Family and Small Business segment. Based on our evaluation of the updated LTV models and retention trends, we recognized $3.3 million in net adjustment revenue, an increase $1.9 million during the three months ended March 31, 2021 compared to the same period in 2020.

Segment Profit

Our Medicare segment profit was $24.5 million during the three months ended March 31, 2021, an increase of $1.4 million, or 6%, compared to the same period in 2020. This was primarily due to a $24.9 million increase in revenue, partially offset by a $23.5 million increase in operating expenses, excluding stock-based compensation expense, depreciation and amortization expenses, and amortization of intangible assets. The increase in operating expenses was mostly attributable to increases in marketing costs and customer care and enrollment costs as we continued to invest in telesales capacity, internal agent counts, agent productivity tools and incentives, customer engagement and retention initiatives, and enhancements to our technology platform.

Our Individual, Family and Small Business segment profit was $8.1 million during the three months ended March 31, 2021, an increase of $5.1 million, or 175% compared to the same period in 2020. The increase was primarily driven by a $2.9 million increase in revenue and a $2.2 million decrease in operating expenses, excluding stock-based compensation expense, depreciation and amortization expenses, and amortization of intangible assets.

Liquidity and Capital Resources

Our cash, cash equivalents, and short-term marketable securities are summarized as follows (in thousands):

	March 31, 2021	December 31, 2020
Cash and cash equivalents	$92,250	$43,759
Short-term marketable securities	33,922	49,620
Total cash, cash equivalents, and short-term marketable securities	$126,172	$93,379

We believe our current cash and cash equivalents, credit facility and expected cash collections will be sufficient to fund our operations for at least twelve months after the filing date of this Quarterly Report on Form 10-Q. Our future capital requirements will depend on many factors, including our expected membership, retention rates and our level of investment in technology, marketing and advertising and our customer care initiatives. In addition, our cash position could be impacted by further acquisitions and investments we make to pursue our growth strategy.

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

As of March 31, 2021, our cash and cash equivalents totaled $92.3 million. Cash equivalents, which are comprised of financial instruments with an original maturity of 90 days or less from the date of purchase, primarily consist of money market funds. The increase in cash and cash equivalents reflects $42.8 million of net cash provided by operating activities and $10.5 million of net cash provided by investing activities, partially offset by $4.8 million of net cash used in financing activities. We also maintained $3.4 million in restricted cash as of March 31, 2021 and December 31, 2020.

The following table presents a summary of our cash flows for the three months ended March 31, 2021 (in thousands):

	Three Months Ended March 31,
	2021	2020
Net cash provided by operating activities	$42,809	$8,907
Net cash provided by (used in) investing activities	10,497	(64,136)
Net cash provided by (used in) financing activities	(4,790)	215,931

Operating Activities

Net cash provided by operating activities primarily consists of net income (loss), adjusted for certain non-cash items, including, deferred income taxes, stock-based compensation expense, depreciation and amortization, amortization of intangible assets and internally developed software, other non-cash items, and the effect of changes in working capital and other activities.

Collection of commissions receivable depends upon the timing of our receipt of commission payments and associated commission reports from health insurance carriers. If we were to experience a delay in receiving a commission payment from a health insurance carrier within a quarter, our operating cash flows for that quarter could be adversely impacted.

A significant portion of our marketing and advertising expense is driven by the number of health insurance applications submitted on our ecommerce platforms. Since our marketing and advertising costs are expensed and generally paid as incurred, and since commission revenue is recognized upon approval of a member but commission payments are paid to us over time, our operating cash flows could be adversely impacted by a substantial increase in the volume of applications submitted during a quarter or positively impacted by a substantial decline in the volume of applications submitted during a quarter. During the Medicare annual enrollment period which takes place during the last quarter of each year and the reintroduced Medicare Advantage open enrollment period in the first quarter of the year, we experience an increase in the number of submitted Medicare-related health insurance applications and marketing and advertising expenses compared to outside of these enrollment periods. Similarly, during the open enrollment period for individual and family health insurance plans which typically takes place during the fourth quarter of each year, with the exception of a special enrollment period that runs through May 15, 2021 due to the pandemic, we experience an increase in the number of submitted individual and family plan health insurance applications and marketing and advertising expenses compared to outside of open enrollment periods. The timing of enrollment periods for individual and family health insurance plans, the Medicare annual enrollment period and the open enrollment period for Medicare-related health insurance can positively or negatively affect our cash flows during each quarter.

Three Months Ended March 31, 2021 – Net cash provided by operating activities was $42.8 million during the three months ended March 31, 2021, primarily driven by changes in net operating assets and liabilities of $28.2 million and a net loss of $0.8 million, partially offset by adjustments for non-cash items of $15.4 million. Adjustments for non-cash items primarily consisted of $11.4 million of stock-based compensation expense, $3.0 million of amortization of intangible assets and internally-developed software, and $1.1 million of depreciation and amortization. Cash used from changes in net operating assets and liabilities during the three months ended March 31, 2021 primarily consisted of decreases of $50.6 million in contract assets – commissions receivable and $4.2 million in prepaid expenses and other current asset, increases of $4.1 million in accrued compensation and benefits and $1.3 million in accrued expenses and other liabilities, partially offset by decreases of $25.8 million in accounts payable and $6.7 million in accrued marketing expense. Cash collection during the three months ended March 31, 2021 increased primarily driven by enrollment growth and increases in commission rates for new enrollments, as compared to the three months ended March 31, 2020.

Three Months Ended March 31, 2020 – Net cash provided by operating activities was $8.9 million during the three months ended March 31, 2020, primarily driven by net income of $3.5 million and adjustments for non-cash items of $9.7 million, partially offset by changes in net operating assets and liabilities of $4.2 million. Adjustments for non-cash items primarily consisted of $8.7 million of stock-based compensation expense, $2.0 million of amortization of intangible assets and internally developed software, $0.8 million of depreciation and amortization, partially offset by a $2.1 million decrease due to the change in deferred income taxes. Cash used from changes in net operating assets and liabilities during the three months ended March 31, 2020 primarily consisted of decreases of $16.3 million in accounts payable, $11.1 million in accrued compensation and benefits, and $7.3 million in accrued marketing expenses, partially offset by decreases of $26.9 million in contract assets – commissions receivable and $1.7 million in accounts receivable and an increase of $2.0 million in accrued expenses and other liabilities.

Investing Activities

Our investing activities primarily consist of purchases, maturities, and redemptions of marketable securities as well as purchases of computer hardware and software to enhance our website and customer care operations, leasehold improvements related to facilities expansion, capitalized internal-use software and website development costs and security deposit payments.

Three Months Ended March 31, 2021 – Net cash provided by investing activities of $10.5 million for the three months ended March 31, 2021 mainly consisted $23.4 million proceeds from the maturities and redemptions of marketable securities, partially offset by $7.8 million used to purchase marketable securities, $3.2 million in capitalized internal-use software and website development costs and $1.9 million used to purchase property and equipment and other assets.

Three Months Ended March 31, 2020 – Net cash used in investing activities of $64.1 million for the three months ended March 31, 2020 was due to $58.1 million in purchases of marketable securities, $3.6 million in capitalized internal-use software and website development costs and $2.5 million used to purchase property and equipment and other assets.

Financing Activities

Three Months Ended March 31, 2021 – Net cash used in financing activities of $4.8 million for the three months ended March 31, 2021 was primarily due to repurchase of shares to satisfy employee tax withholding obligation.

Three Months Ended March 31, 2020 – Net cash provided by financing activities of $215.9 million for the three months ended March 31, 2020 was primarily due to $228.0 million net proceeds from the issuance of common stock in a public equity offering and $1.1 million of net proceeds from the exercise of common stock options, partially offset by $8.8 million of acquisition-related contingent payments and $4.4 million repurchase of shares to satisfying employee tax withholding obligations.

Convertible Preferred Stock

On April 30, 2021, upon the terms and subject to the conditions set forth in our investment agreement with H.I.G., we issued and sold 2,250,000 shares of our newly designated Series A convertible preferred stock at an aggregate purchase price of $225.0 million, at a price of $100 (the “Stated Value” per share of Series A preferred stock) per share. We received $216.2 million in proceeds from the private placement with H.I.G., net of sales commissions and certain transaction fees.

Dividends on our outstanding shares of Series A preferred stock accrue daily at 8% per annum on the Stated Value per share and compound semiannually, payable in kind until April 30, 2023, which is the second anniversary of the closing date of the Private Placement, on June 30 and December 31 of each year, beginning on June 30, 2021, and will thereafter become 6% payable in kind and 2% payable in cash in arrears on June 30 and December 31 of each year, beginning on June 30, 2023 (each, a “Cash Dividend Payment Date”). Dividends payable in kind will be cumulative. The Series A preferred stock also participates, on an as-converted basis (without regard to conversion limitations) in all dividends paid to the holders of our common stock. If we fail to declare and pay full cash dividend payments as required by the certificate of designations for the Series A preferred stock for two consecutive Cash Dividend Payment Dates, the cash dividend rate then in effect shall increase one time by 2%, retroactive to the first day of the semiannual period immediately preceding the first Cash Dividend Payment Date at which we failed to pay such accrued cash dividends, until such failure to pay full cash dividends is cured (at which time the dividend rate shall return to the rate prior to such increase). The dividend rights of the Series A preferred stock are senior to all of our other equity securities.

Beginning on April 30, 2027, which is the sixth anniversary of the closing date of the Private Placement, each holder of Series A preferred stock will have the right to require us to redeem all or any portion of the Series A preferred stock for cash at a price calculated as set forth in the certificate of designations. In addition, upon certain change of control events, holders of Series A preferred stock can require us, subject to certain exceptions, to repurchase any or all of their Series A preferred stock.

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

As of March 31, 2021, we had no outstanding principal amount under our revolving credit facility. See Note 11 – Debt of Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information regarding this credit agreement and subsequent amendment.

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

Contractual Obligations and Commitments

Our material contractual obligation generally include operating lease liabilities and non-cancellable contractual service and licensing obligations. See Note 9 – Leases in the Notes to Condensed Consolidated Financial Statements for information about our operating lease obligations. See Note 7 – Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements for the information about our non-cancellable contractual service and licensing obligations.

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

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

Our cash, cash equivalents, short-term marketable securities, and restricted cash are summarized as follows (in thousands):

	March 31, 2021	December 31, 2020
Cash and cash equivalents (1) (2)	$92,250	$43,759
Short-term marketable securities (2)	33,922	49,620
Restricted cash	3,354	3,354
Total cash, cash equivalents, short-term marketable securities, and restricted cash	$129,526	$96,733
_________________

(1)We deposit our cash and cash equivalents in accounts with major banks and financial institutions and such deposits are in excess of federally insured limits. We also have deposits with major banks in China that are denominated in both U.S. dollars and Chinese Yuan Renminbi and are not insured by the U.S. federal government.

(2)See Note 4 – Fair Value Measurements in our Notes to Condensed Consolidated Financial Statements for more information on our cash and cash equivalents and marketable securities.

Our portfolio of available-for-sale debt securities is exposed to credit and interest rate risk. As of March 31, 2021, we invested $33.9 million in marketable securities primarily consisting of commercial paper and agency bonds with credit rating of AA or equivalent by S&P Rating and Moody's Investor Services. The maturity of these securities were less than one year. See Note 4 – Fair Value Measurements in our Notes to Condensed Consolidated Financial Statements for further discussion on our available-for-sale debt securities.

As of March 31, 2021, our net contract assets consisted of commissions receivable balance of $741.8 million. Our contracts with carriers expose us to credit risk that a financial loss could be incurred if the counterparty does not fulfill its financial obligation. While we are exposed to credit losses due to the non-performance of our counterparties, we consider the risk of this remote. We estimate our maximum credit risk in determining the commissions receivable amount recorded on the balance sheet. We had a $1.9 million allowance for credit losses for our commissions receivable balance as of March 31, 2021.

Our total contract assets and accounts receivable as of March 31, 2021 and December 31, 2020 are summarized as follows (in thousands):

	March 31, 2021	December 31, 2020
Contract assets – commissions receivable – current	$180,276	$219,153
Contract assets – commissions receivable – non-current	561,571	573,252
Accounts receivable	1,847	1,799
Total contract assets and accounts receivable	$743,694	$794,204

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

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Our Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Quarterly Report on Form 10-Q.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

In the ordinary course of our business, we have received and may continue to receive inquiries from state and federal regulators relating to various matters. We have become, and may in the future become, involved in litigation in the ordinary course of our business. If we are found to have violated laws or regulations in any jurisdiction, we could be subject to various fines and penalties, including revocation of our license to sell insurance in those states, and our business, operating results and financial condition would be harmed. Revocation of any of our licenses or penalties in one jurisdiction could cause our license to be revoked or for us to face penalties in other jurisdictions. In addition, without a health insurance license in a jurisdiction, carriers would not pay us commissions for the products we sold in that jurisdiction, and we would not be able to sell new health insurance products in that jurisdiction. We could also be harmed to the extent that related publicity damages our reputation as a trusted source of objective information relating to health insurance and its affordability. It could also be costly to defend ourselves regardless of the outcome. Our material legal proceedings are described in Part I, Item I of this Quarterly Report on Form 10-Q in the Notes to Condensed Consolidated Financial Statements in Note 7 – Commitments and Contingencies.

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

The seasonality of our business could change in the future due to other factors, including as a result of changes in timing of the Medicare or individual and family health plan enrollment periods, adoption of new enrollment periods such as the COVID-related special enrollment period that was adopted in the second quarter of 2020 for Medicare Advantage and Medicare Part D prescription drug plans, and changes in the laws and regulations that govern the sale of health insurance. We may not be able to timely adjust to changes in customer demand and the seasonality of our business. If we are not successful in responding to changes in the seasonality of our business, our business, operating results and financial condition could be harmed.

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

We rely on health insurance carriers to timely and accurately report the amount of commissions earned by us, and we calculate our commission revenue, prepare our financial reports, projections and budgets and direct our marketing and other operating efforts based on the reports we receive from health insurance carriers. There have been instances where we have determined that plan cancellation data reported to us by a health insurance carrier has not been accurate. The extent to which health insurance carriers are inaccurate in their reporting of plan cancellations could cause us to change our cancellation estimates, which could adversely impact our revenue. We have designed controls to assess the completeness and accuracy of the data received, whereby we apply judgment and make estimates based on historical data and current trends to independently determine whether or not carriers are accurately reporting commissions due to us. We also operate procedures with carriers on an ongoing basis whereby potential under or over reporting is reconciled and discrepancies are resolved. For instance, we reconcile information health insurance carriers provide to us and may determine that we were not historically paid commissions owed to us, which would cause us to have underestimated our membership. Conversely, health insurance carriers may require us to return commission payments paid in a prior period due to plan cancellations for members we previously estimated as being active. To the extent that health insurance carriers understate or fail to accurately report the amount of commissions due to us in a timely manner or at all, our estimates of constrained LTV may be adversely impacted, which would harm our business, operating results and financial condition. In addition, any inaccuracies in the reporting from and reconciliations with insurance carriers may also impact our estimates of constrained LTV or our estimates of commission revenue for future periods which is based on historical trends, including trends relating to contracted commission rates and expected health insurance plan cancellation.

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

We develop, host and maintain carrier dedicated Medicare plan websites and may undertake other marketing and advertising initiatives through our Medicare plan advertising program. We also allow health insurance carriers to purchase advertising space for non-Medicare products on our website through our sponsorship program. To the extent that economic conditions, health care reform or other factors impact the amount health insurance carriers are willing to pay for advertising, our advertising and sponsorship program will be adversely impacted. In addition, since we maintain relationships with a limited number of health insurance carriers to sell their Medicare plans, our Medicare plan-related advertising revenue is concentrated in a small number of health insurance carriers and our ability to generate Medicare plan-related advertising revenue would be harmed by the termination or non-renewal of any of these relationships as well as by a reduction in the amount a health insurance carrier is willing to pay for these services. Moreover, in light of the regulations applicable to the marketing and sale of Medicare plans, and given that these regulations are often unclear, change frequently and are subject to changing interpretations, we may in the future not be permitted to sell Medicare plan-related advertising. If we are not successful in these areas or these factors are unfavorable to us, our business, operating results and financial condition could be harmed.

The success of our sponsorship and advertising program depends on a number of factors, including the amount health insurance carriers are willing to pay for advertising, the effectiveness of the sponsorship and advertising program as a cost-effective method for carriers to obtain additional members, consumer demand for the health insurance carrier’s product, our ability to attract consumers to our ecommerce platform, our call centers or the dedicated Medicare plan websites and convert those consumers into members, and the cost, benefit and brand recognition of the health insurance plan that is the subject of the advertising, among others. If we are not successful in these areas or these factors are unfavorable to us, our business, operating results and financial condition could be harmed.
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

As a result of these and other factors, we may prove unsuccessful in marketing Medicare plans and acting as a health insurance agent in connection with their sale, which would harm our business, operating results and financial condition. In addition, if our efforts to market Medicare plans during enrollment periods were impeded due to lack of timely health insurance carrier or CMS approval, or for other reasons, the impact on our business, operating results and financial condition would be significantly greater given the seasonality of our Medicare-related revenue, membership acquisition and expenses and the fact that much of the sales of Medicare plans occur during this period.

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

CMS recently indicated that it is changing its process for the submission and approval of marketing materials related to Medicare Advantage and Medicare Part D prescription drug plans. The practical application of the current process allows for a lead carrier to handle most of the review and filing of Medicare plan marketing materials with CMS. If the manner in which any new process is implemented requires multiple carriers to review and potentially comment on our marketing materials, it could harm our ability to efficiently change and implement new marketing materials, including call center scripts, which could harm our business, operating results and financial condition.

Changes and developments in the health insurance industry or system as a result of health care reform could harm our business, operating results and financial condition.

The United States health insurance system is subject to a changing regulatory environment. The future financial performance of our business will depend in part on our ability to adapt to regulatory developments. For example, the federal Patient Protection and Affordable Care Act of 2010 and related regulatory reforms have and will continue to change the industry in which we operate in substantial ways. The implementation of health care reform has increased, and could further increase, our competition in the individual and family health insurance market, reduce demand for the health insurance for individuals and families that we sell, decrease the number of health insurance plans that we sell as well as the number of health insurance carriers offering them, cause carriers to increase premiums or reduce commissions and other amounts they pay for our services, any of which could materially harm our business, operating results and financial condition. These and other impacts of health care reform caused a significant decline in our individual and family plan revenue and membership and other changes in the future could have a similar impact on our Medicare related health insurance business. Our business, operating results, financial condition and prospects may be materially and adversely affected if we are unable to adapt to developments in healthcare reform in the United States.

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

We are party to a credit agreement with Royal Bank of Canada and other lenders that enables us to borrow up to $75 million pursuant to a revolving credit facility. This credit agreement imposes certain covenants and restrictions on our business and our ability to obtain additional financing. As of March 31, 2021, we had no outstanding debt under our revolving credit facility.

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

The trading price of our common stock has been volatile and is likely to continue to fluctuate substantially. For the quarter ended March 31, 2021, the closing price of our common stock fluctuated from $47.85 to $85.09 per share. The trading price of our common stock depends on a number of factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our common stock since you might be unable to sell your shares at or above the price you paid. Factors that could cause fluctuations in the trading price of our common stock include the following:

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

The issuance of shares of common stock underlying our Series A preferred stock would dilute the ownership and relative voting power of holders of our common stock and may adversely affect the market price of our common stock.

The Series A preferred stock is convertible at the option of the holders at any time after May 31, 2021 into shares of common stock based on the then applicable conversion rate as determined in the certificate of designations for the Series A preferred stock, which conversion would dilute the ownership interest of existing holders of our common stock. In addition, because holders of our Series A preferred stock are entitled to vote, on an as-converted basis (subject to certain voting limitations and conversion calculations set forth in the certificate of designations for the Series A preferred stock), together with holders of our common stock on all matters submitted to a vote of the holders of our common stock, the issuance of the Series A preferred stock effectively reduces the relative voting power of the holders of our common stock.

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

Holders of our Series A preferred stock have (i) a liquidation preference (ii) rights to dividends, which are senior to all of our other equity securities, (iii) redemption rights beginning on April 30, 2027, (iv) the right to require us to repurchase any or all of their Series A preferred stock in connection with certain change of control events, and (v) conversion price adjustments in connection with certain corporate transactions, each subject to the terms, conditions and exceptions contained in the certificate of designations for the Series A preferred stock.

These dividend and share repurchase and redemption obligations could impact our liquidity and reduce the amount of cash flows available for working capital, capital expenditures, growth opportunities, acquisitions, and other general corporate purposes.

The terms of our investment agreement with H.I.G., the initial purchaser of our Series A Preferred Stock, could also limit our ability to obtain additional financing or increase our borrowing costs, which could have an adverse effect on our financial condition. The preferential rights could also result in divergent interests between H.I.G. and holders of our common stock. Furthermore, a sale of our company, as a change of control event, may require us to repurchase Series A preferred stock, which could have the effect of making an acquisition of our company more expensive and potentially deterring proposed transactions that may otherwise be beneficial to our stockholders.

H.I.G. may exercise influence over us, including through its ability to designate up to two directors on our board of directors.

Our investment agreement with H.I.G. contains certain negative operating covenants that will remain in effect for so long as H.I.G. continues to own at least 30% of the shares of Series A preferred stock originally issued to it. As of the date of this report, H.I.G. has conditionally waived certain of these negative operating covenants.

Further, the investment agreement entitles H.I.G. to nominate one individual for election to our board of directors for so long as it continues to own at least 30% of the common stock issuable or issued upon conversion of the Series A preferred stock originally issued to it. In addition, if we fail to maintain certain levels of commissions receivable and liquidity, H.I.G. will be entitled to nominate one additional director. The director designated by H.I.G. will also be entitled to serve on committees of our board of directors, subject to applicable law and stock exchange rules. Notwithstanding the fact that all directors will be subject to fiduciary duties to us and to applicable law, the interests of the director designated by H.I.G. of our Series A preferred stock may differ from the interests of our security holders as a whole or of our other directors. As of the date of this report, H.I.G. has conditionally waived its director nomination rights.

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

Exhibit Number			Incorporation by Reference Herein
		Description of Exhibit	Form	Date
3.1		Amended and Restated Certificate of Incorporation of the Registrant	Registration Statement on Form S-1, as amended (File No. 333-133526)	April 25, 2006
3.2		Certificate of Designations of Series A Preferred Stock, par value $0.001, of eHealth, Inc.	Current Report on Form 8-K (File No. 001-33071)	May 3, 2021
10.1		Investment Agreement, dated as of February 17, 2021, by and between eHealth, Inc. and Echelon Health SPV, LP	Current Report on Form 8-K (File No. 001-33071)	February 18, 2021
10.2		Cooperation Agreement, dated March 10, 2021 by and between eHealth, Inc. and Hudson Executive Capital LP, on behalf of itself and its affiliates and its affiliated funds	Current Report on Form 8-K (File No. 001-33071)	March 10, 2021
10.3*		Form of Indemnification Agreement adopted in 2021	Annual Report on Form 10-K (File No. 001-33071)	February 26, 2021
10.4*		Severance Agreement, dated as of February 10, 2021, between Timothy Hannan and eHealth, Inc.	Annual Report on Form 10-K (File No. 001-33071)	February 26, 2021
10.5*	†	Severance Agreement, dated as of February 8, 2021, between Phillip Morelock and eHealth, Inc.
10.6*	†	Severance Agreement, dated as of March 15, 2021, between Gregg Ratkovic and eHealth, Inc.
31.1	†	Certification of Scott N. Flanders, Chief Executive Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	†	Certification of Derek N. Yung, Chief Financial Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	‡	Certification of Scott N. Flanders, Chief Executive Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	‡	Certification of Derek N. Yung, Chief Financial Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	†	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	†	Inline XBRL Taxonomy Extension Schema Document
101.CAL	†	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	†	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	†	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	†	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		The cover page from the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2021, formatted in Inline XBRL and contained in Exhibit 101
†    Filed herewith.
‡    Furnished herewith.
*    Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EHEALTH, INC.
Date:	May 10, 2021	/s/ Scott N. Flanders
Scott N. Flanders Chief Executive Officer (Principal Executive Officer)
Date:	May 10, 2021	/s/ Derek N. Yung
Derek N. Yung Chief Financial Officer (Principal Financial Officer)