Form 10-Q
period 2021-06-30
eHealth, Inc.
filed 2021-08-09
CIK 1333493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of July 31, 2021 was 26,185,716 shares.

EHEALTH, INC.
FORM 10-Q

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
EHEALTH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, unaudited)

	June 30, 2021	December 31, 2020 *
Assets
Current assets:
Cash and cash equivalents	$229,260	$43,759
Short-term marketable securities	75,830	49,620
Accounts receivable	3,534	1,799
Contract assets – commissions receivable – current	181,673	219,153
Prepaid expenses and other current assets	11,594	16,661
Total current assets	501,891	330,992
Contract assets – commissions receivable – non-current	573,949	573,252
Property and equipment, net	14,296	14,609
Operating lease right-of-use assets	39,996	42,558
Restricted cash	3,354	3,354
Intangible assets, net	8,273	8,569
Goodwill	40,233	40,233
Other assets	29,746	26,455
Total assets	$1,211,738	$1,040,022
Liabilities, Series A preferred stock, and stockholders’ equity
Current liabilities:
Accounts payable	$15,423	$36,921
Accrued compensation and benefits	16,833	20,542
Accrued marketing expenses	10,141	17,788
Lease liabilities – current	5,443	5,192
Deferred revenue	1,363	308
Other current liabilities	3,806	3,657
Total current liabilities	53,009	84,408
Deferred income taxes – non-current	64,925	72,317
Lease liabilities – non-current	38,577	41,369
Other non-current liabilities	4,969	4,370
Total liabilities	161,480	202,464
Commitments and contingencies
Series A convertible preferred stock	218,504	—
Stockholders’ equity:
Common stock	38	38
Additional paid-in capital	738,906	721,013
Treasury stock, at cost	(199,998)	(199,998)
Retained earnings	292,467	316,155
Accumulated other comprehensive income	341	350
Total stockholders’ equity	831,754	837,558
Total liabilities, Series A preferred stock, and stockholders’ equity	$1,211,738	$1,040,022
_______

*See Note 1 – Summary of Business and Significant Accounting Policies

The accompanying notes are an integral part of these condensed consolidated financial statements.

EHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share amounts, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue:
Commission	$89,823	$80,773	$216,875	$180,442
Other	6,734	7,993	13,896	14,732
Total revenue	96,557	88,766	230,771	195,174
Operating costs and expenses:
Cost of revenue	246	540	1,242	1,678
Marketing and advertising	44,581	32,873	95,455	70,637
Customer care and enrollment	38,362	27,148	72,524	57,683
Technology and content	20,464	13,373	43,627	29,113
General and administrative	18,118	20,713	41,172	40,366
Amortization of intangible assets	119	373	295	920
Restructuring charges	—	—	2,431	—
Total operating costs and expenses	121,890	95,020	256,746	200,397
Loss from operations	(25,333)	(6,254)	(25,975)	(5,223)
Other income, net	172	452	322	825
Loss before benefit from income taxes	(25,161)	(5,802)	(25,653)	(4,398)
Benefit from income taxes	(6,752)	(2,432)	(6,444)	(4,480)
Net income (loss)	(18,409)	(3,370)	(19,209)	82
Paid-in-kind dividends for preferred stock	(3,082)	—	(3,082)	—
Change in preferred stock redemption value	(1,397)	—	(1,397)	—
Net income (loss) attributable to common stockholders	$(22,888)	$(3,370)	$(23,688)	$82

Net income (loss) per share attributable to common stockholders:
Basic	$(0.86)	$(0.13)	$(0.89)	$—
Diluted	$(0.86)	$(0.13)	$(0.89)	$—
Weighted-average number of shares used in per share amounts:
Basic	26,677	26,358	26,639	25,539
Diluted	26,677	26,358	26,639	26,758
Comprehensive income (loss):
Net income (loss)	$(18,409)	$(3,370)	$(19,209)	$82
Unrealized holding gain (loss) for available for sales debt securities, net of tax	(35)	143	(51)	168
Foreign currency translation adjustment	59	—	42	(31)
Comprehensive income (loss)	$(18,385)	$(3,227)	$(19,218)	$219

The accompanying notes are an integral part of these condensed consolidated financial statements.

EHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, unaudited)

Three Months Ended June 30, 2021
	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance as of March 31, 2021	37,993	$38	$728,213	11,912	$(199,998)	$315,355	$317	$843,925
Issuance of common stock in connection with equity incentive plans	63	—	517	—	—	—	—	517
Repurchase of shares to satisfy employee tax withholding obligations	—	—	(870)	13	—	—	—	(870)
Changes in convertible preferred stock	—	—	—	—	—	(4,479)	—	(4,479)
Issuance of common stock for employee stock purchase program	38	—	2,248	—	—	—	—	2,248
Stock-based compensation	—	—	8,798	—	—	—	—	8,798
Other comprehensive income, net of tax	—	—	—	—	—	—	24	24
Net loss	—	—	—	—	—	(18,409)	—	(18,409)
Balance as of June 30, 2021	38,094	$38	$738,906	11,925	$(199,998)	$292,467	$341	$831,754

Three Months Ended June 30, 2020
	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance as of March 31, 2020	37,258	$37	$717,380	11,649	$(199,998)	$274,157	$110	$791,686
Issuance of common stock in connection with equity incentive plans	115	—	223	—	—	—	—	223
Repurchase of shares to satisfy employee tax withholding obligations	—	—	(3,785)	49	—	—	—	(3,785)
Stock-based compensation	—	—	7,158	—	—	—	—	7,158
Other comprehensive income, net of tax	—	—	—	—	—	—	143	143
Net loss	—	$—	$—	—	$—	$(3,370)	$—	$(3,370)
Balance as of June 30, 2020	37,373	$37	$720,976	11,698	$(199,998)	$270,787	$253	$792,055

The accompanying notes are an integral part of these condensed consolidated financial statements.

EHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, unaudited)

Six Months Ended June 30, 2021
	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance as of December 31, 2020	37,755	$38	$721,013	11,831	$(199,998)	$316,155	$350	$837,558
Issuance of common stock in connection with equity incentive plans	301	—	802	—	—	—	—	802
Repurchase of shares to satisfy employee tax withholding obligations	—	—	(5,907)	94	—	—	—	(5,907)
Changes in convertible preferred stock	—	—	—	—	—	(4,479)	—	(4,479)
Issuance of common stock for employee stock purchase program	38	—	2,248	—	—	—	—	2,248
Stock-based compensation	—	—	20,750	—	—	—	—	20,750
Other comprehensive income, net of tax	—	—	—	—	—	—	(9)	(9)
Net loss	—	—	—	—	—	(19,209)	—	(19,209)
Balance as of June 30, 2021	38,094	$38	$738,906	11,925	$(199,998)	$292,467	$341	$831,754

Six Months Ended June 30, 2020
	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance as of December 31, 2019	34,752	$35	$455,159	11,616	$(199,998)	$271,852	$116	$527,164
Cumulative effect from the adoption of ASU 2016-13	—	—	—	—	—	(1,147)	—	(1,147)
Issuance of common stock in connection with equity incentive plans	256	—	1,314	—	—	—	—	1,314
Repurchase of shares to satisfy employee tax withholding obligations	—	—	(8,160)	82	—	—	—	(8,160)
Shares issued in equity offering	2,070	2	228,022	—	—	—	—	228,024
Settlement of earnout liability	295	—	28,521	—	—	—	—	28,521
Stock-based compensation	—	—	16,120	—	—	—	—	16,120
Other comprehensive income, net of tax	—	—	—	—	—	—	137	137
Net income	—	—	—	—	—	82	—	82
Balance as of June 30, 2020	37,373	$37	$720,976	11,698	$(199,998)	$270,787	$253	$792,055

The accompanying notes are an integral part of these condensed consolidated financial statements.

EHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Six Months Ended June 30,
	2021	2020
Operating activities:
Net income (loss)	$(19,209)	$82
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,202	1,681
Amortization of internally developed software	5,739	3,235
Amortization of intangible assets	295	920
Stock-based compensation expense	19,647	15,390
Deferred income taxes	(7,392)	(4,520)
Other non-cash items	779	246
Changes in operating assets and liabilities:
Accounts receivable	(1,736)	(392)
Contract assets – commissions receivable	37,007	4,842
Prepaid expenses and other assets	4,317	(1,031)
Accounts payable	(21,416)	(17,482)
Accrued compensation and benefits	(3,709)	(7,782)
Accrued marketing expenses	(7,647)	(7,328)
Deferred revenue	1,056	(2,473)
Accrued expenses and other liabilities	793	2,214
Net cash provided by (used in) operating activities	10,726	(12,398)
Investing activities:
Capitalized internal-use software and website development costs	(7,342)	(7,609)
Purchases of property and equipment and other assets	(2,705)	(4,664)
Purchases of marketable securities	(67,811)	(147,546)
Proceeds from redemption and maturities of marketable securities	41,514	13,250
Net cash used in investing activities	(36,344)	(146,569)
Financing activities:
Proceeds from issuance of preferred stock, net of issuance costs	214,025	—
Proceeds from issuance of common stock, net of issuance costs	—	228,024
Net proceeds from exercise of common stock options and employee stock purchases	3,051	1,314
Repurchase of shares to satisfy employee tax withholding obligations	(5,907)	(8,160)
Acquisition-related contingent payments	—	(8,751)
Principal payments in connection with leases	(76)	(83)
Net cash provided by financing activities	211,093	212,344
Effect of exchange rate changes on cash, cash equivalents and restricted cash	26	(1)
Net increase in cash, cash equivalents and restricted cash	185,501	53,376
Cash, cash equivalents and restricted cash at beginning of period	47,113	26,820
Cash, cash equivalents and restricted cash at end of period	$232,614	$80,196

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

Basis of Presentation – The accompanying condensed consolidated balance sheet as of June 30, 2021, the condensed consolidated statements of comprehensive income (loss) and stockholders’ equity for the three and six months ended June 30, 2021 and 2020, respectively, and the condensed consolidated statements of cash flows for the six months ended June 30, 2021 and 2020 are unaudited. The condensed consolidated balance sheet data as of December 31, 2020 was derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the Securities and Exchange Commission on February 26, 2021 and amended on April 29, 2021. The accompanying financial statements and related notes should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K.

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

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2020 and include all adjustments necessary for the fair presentation of our financial position as of June 30, 2021 and December 31, 2020, and our results of operations for the periods presented. The results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for any subsequent period or for the year ending December 31, 2021 and therefore should not be relied upon as an indicator of future results.

Subsequent to the issuance of our consolidated financial statements for the year ended December 31, 2020, we identified certain errors, including a $3.0 million under-recognition of stock-based compensation expense and a $1.5 million over-recognition of licensing costs for the year ended December 31, 2020. We adjusted for these items in the first quarter of 2021 and the adjustments reduced our net loss by approximately $1.5 million, or $0.06 per basic and diluted share in our Condensed Consolidated Statement of Comprehensive Income (Loss) for the three months ended March 31, 2021. These items also reduced our net loss by approximately $1.5 million, or $0.06 per basic and diluted share, on our Condensed Consolidated Statement of Comprehensive Income (Loss) for the six months ended June 30, 2021. We evaluated the effects of these out-of-period adjustments, both qualitatively and quantitatively, and concluded that the errors and the correction thereof were immaterial both individually and in the aggregate to the current reporting period and the periods in which they originated, including quarterly reporting.

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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

Seasonality – Open enrollment periods drive the seasonality of our business. A greater number of our Medicare-related health insurance plans are sold in our fourth quarter during the Medicare annual enrollment period when Medicare-eligible individuals are permitted to change their Medicare Advantage and Medicare Part D prescription drug coverage for the following year. As a result, our Medicare plan-related commission revenue is highest in our fourth quarter. Our Medicare plan-related commission revenue is also elevated compared to the second and third quarters as a result of the reintroduction of the Medicare Advantage open enrollment period in the first quarter of 2019. Any changes or additional enrollment periods may change the seasonality of our business.

The majority of our individual and family health insurance plans are sold in the fourth quarter during the annual open enrollment period as defined under the federal Patient Protection and Affordable Care Act and related amendments in the Health Care and Education Reconciliation Act. In the states where the Federally Facilitated marketplace operates as the state health insurance exchange, individuals and families generally are not able to purchase individual and family health insurance outside of the annual enrollment period, unless they qualify for a special enrollment period as a result of certain qualifying events, such as losing employer-sponsored health insurance or moving to another state.

Recently Adopted Accounting Pronouncements

Income Taxes (Topic 740) – In December 2019, the Financial Accounting Standard Board (“FASB”) issued ASU No. 2019-12, Income Tax, Simplifying the Accounting for Income Taxes, which aims to simplify the accounting for income taxes. We adopted this guidance in the first quarter of 2021 and it did not have a material impact on our condensed consolidated financial statements.

Codification Improvements – In October 2020, the FASB issued ASU No. 2020-10, Codification Improvements. ASU 2020-10 is intended to facilitate codification updates for technical corrections, such as conforming amendments, clarifications to guidance, simplifications to wording or structure of guidance, and other minor improvements. It contains amendments that improve the consistency of the codification by including all disclosure guidance in the appropriate disclosure section and other updates that vary in nature. We adopted this guidance in the first quarter of 2021 with no material impact on our condensed consolidated financial statements and disclosures.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 2 – Revenue

Disaggregation of Revenue – The table below depicts the disaggregation of revenue by product and is consistent with how we evaluate our financial performance (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Medicare
Medicare Advantage	$69,142	$58,586	$172,667	$126,933
Medicare Supplement	3,921	9,893	12,143	25,063
Medicare Part D	(6,027)	1,158	(4,291)	6,819
Total Medicare	67,036	69,637	180,519	158,815
Individual and Family (1)
Non-Qualified Health Plans	11,076	1,224	14,443	2,670
Qualified Health Plans	2,838	883	4,938	2,093
Total Individual and Family	13,914	2,107	19,381	4,763
Ancillary
Short-term	1,513	2,070	3,269	4,286
Dental	3,660	596	5,388	1,339
Vision	934	187	1,139	430
Other	1,021	797	1,056	1,846
Total Ancillary	7,128	3,650	10,852	7,901
Small Business	2,290	2,281	5,513	5,252
Commission Bonus	(545)	3,098	610	3,711
Total Commission Revenue	89,823	80,773	216,875	180,442
Other Revenue
Sponsorship and Advertising Revenue	6,023	7,369	11,837	13,259
Other	711	624	2,059	1,473
Total Other Revenue	6,734	7,993	13,896	14,732
Total Revenue	$96,557	$88,766	$230,771	$195,174
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

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Commission revenue by segment is presented in the table below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Medicare
Commission Revenue from Members Approved During the Period (1)	$78,598	$72,165	$193,276	$153,290
Net Commission Revenue from Members Approved in Prior Periods (2)	(11,543)	685	(11,529)	9,664
Total Medicare Segment Commission Revenue	$67,055	$72,850	$181,747	$162,954
Individual, Family and Small Business
Commission Revenue from Members Approved During the Period (1)	$5,208	$4,362	$11,603	$10,158
Commission Revenue from Renewals of Small Business Members During the Period (3)	1,723	1,487	4,410	3,883
Net Commission Revenue from Members Approved in Prior Periods (2)	15,837	2,074	19,115	3,447
Total IFP/SMB Segment Commission Revenue	$22,768	$7,923	$35,128	$17,488

Total Commission Revenue from Members Approved During the Period (1)	$83,806	$76,527	$204,879	$163,448
Commission Revenue from Renewals of Small Business Members During the Period (3)	1,723	1,487	4,410	3,883
Total Net Commission Revenue from Members Approved in Prior Periods (2)(4)	4,294	2,759	7,586	13,111
Total Commission Revenue	$89,823	$80,773	$216,875	$180,442
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
(3)Commission revenue from renewals of small business members during the period was previously included in net commission revenue from members approved in prior periods. However, beginning in the first quarter of 2021, we enhanced our reporting by separately disclosing commission revenue from renewals of small business members during the period in a separate line item.
(4)The impacts of total net commission revenue from members approved in prior periods were $0.16 and $0.10 per basic and diluted share for the three months ended June 30, 2021 and 2020, respectively. The impacts of total net commission revenue from members approved in prior periods were $0.28 and $0.51 per basic share, or $0.28 and $0.49 per diluted share, for the six months ended June 30, 2021 and 2020, respectively.
The total reductions to revenue from members approved in prior periods were $18.5 million and $1.6 million for the three months ended June 30, 2021 and 2020, respectively, and $19.4 million and $1.6 million for the six months ended June 30, 2021 and 2020, respectively. These reductions to revenue primarily related to the Medicare segment.

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

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Our cash, cash equivalent and restricted cash balances are summarized as follows (in thousands):

	June 30, 2021	December 31, 2020
Cash	$35,192	$39,552
Cash equivalents	194,068	4,207
Cash and cash equivalents	229,260	43,759
Restricted cash	3,354	3,354
Total cash, cash equivalents and restricted cash	$232,614	$47,113

As of June 30, 2021 and December 31, 2020, we had $3.4 million of restricted cash which was classified as a non-current asset on our Condensed Consolidated Balance Sheets. This amount collateralizes letters of credit related to certain lease commitments.

Contract Assets and Accounts Receivable

We do not require collateral or other security for our contract assets and accounts receivable. We believe the potential for collection issues with any of our customers was minimal as of June 30, 2021.

We estimate an allowance for credit losses using relevant available information from internal and external sources, related to past events, current conditions, and reasonable and supportable forecasts. Specifically, for the purpose of measuring the probability of default parameters, we utilize Capital IQ’s, Standard & Poor’s and Moody’s analytics. Our estimates of loss given default are determined by using our historical collections data as well as historical information obtained through our research and review of other insurance related companies. Our estimated exposure at default is determined by applying these internal and external data sources to our commission receivable balances. As such, we apply an immediate reversion method and revert to historical loss information when computing our credit loss exposure. Credit loss expenses are assessed quarterly and included in general and administrative expense on our Condensed Consolidated Statement of Comprehensive Income (Loss). There were no write-offs during either the three or six months ended June 30, 2021.

We considered the impact of recent events and global economic conditions when evaluating the appropriate adjustments to our allowance for credit losses as of June 30, 2021. We also considered the current and expected future economic and market conditions surrounding the COVID-19 pandemic.

The change in the allowance for credit losses for the six months ended June 30, 2021 is summarized as follows (in thousands):

Beginning balance	$2,026
Change in allowance	(225)
Ending balance	$1,801

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Our contract assets – commission receivable activities, net of credit loss allowances are summarized as follows (in thousands):

	Six Months Ended June 30, 2021
	Medicare Segment	IFP/SMB Segment	Total
Beginning balance	$739,637	$52,768	$792,405
Commission revenue from members approved during the period	193,276	11,603	204,879
Commission revenue from renewals of small business members during the periods (1)	—	4,410	4,410
Net commission revenue adjustments from members approved in prior periods	(11,529)	19,115	7,586
Cash receipts	(230,446)	(23,437)	(253,883)
Net change in credit loss allowance	206	19	225
Ending balance	$691,144	$64,478	$755,622

	Six Months Ended June 30, 2020
	Medicare Segment	IFP/SMB Segment	Total
Beginning balance	$550,922	$38,300	$589,222
Commission revenue from members approved during the period	153,290	10,158	163,448
Commission revenue from renewals of small business members during the periods (1)	—	3,883	3,883
Net commission revenue adjustments from members approved in prior period	9,664	3,447	13,111
Cash receipts	(161,113)	(24,171)	(185,284)
Net change in credit loss allowance	(1,508)	(86)	(1,594)
Ending balance	$551,255	$31,531	$582,786

_____________

(1)Commission revenue from renewals of small business members during the period was previously included in net commission revenue from members approved in prior periods. However, starting in the first quarter of 2021, we enhanced our reporting by separately disclosing commission revenue from renewals of small business members during the period in a separate line item.

Credit Risk

Our financial instruments that are exposed to concentrations of credit risk principally consist of cash, cash equivalents, marketable securities, contract assets – commissions receivable, and accounts receivable. We invest our cash and cash equivalents with major banks and financial institutions and such investments are in excess of federally insured limits. We also have deposits with major banks in China that are denominated in both U.S. dollars and Chinese Yuan Renminbi and are not insured by the U.S. federal government. The deposits in China were $0.4 million as of June 30, 2021. See Note 4 – Fair Value Measurements for more information regarding our marketable securities.

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
We do not require collateral or other security for either our contract assets or accounts receivable. Carriers that represented 10% or more of our total contract assets and accounts receivable balance are summarized as of the dates presented below:

	June 30, 2021	December 31, 2020
Humana	27%	21%
UnitedHealthCare (1)	23%	21%
Aetna (1)	17%	20%
Centene (1)(2)	8%	11%
_____________

(1)Percentages include the carriers' subsidiaries.
(2)Centene Corporation acquired WellCare Health Plans, Inc. in 2020, and the contract assets and accounts receivable of WellCare are included in the percentage calculation for June 30, 2021 and December 31, 2020.

Prepaid Expenses and Other Current Assets – Our prepaid expenses and other current assets are summarized as of the periods presented as follows (in thousands):

	June 30, 2021	December 31, 2020
Prepaid maintenance contracts	$6,270	$7,715
Prepaid licenses	2,302	—
Prepaid expenses	2,149	6,628
Prepaid insurance	430	1,672
Others	443	646
Prepaid expenses and other current assets	$11,594	$16,661

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

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Our financial assets measured at fair value on a recurring basis are summarized below by their classification within the fair value hierarchy as of the dates presented below (in thousands):

	June 30, 2021
	Carrying Value	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents
Money market funds	$49,999	$49,999	$—	$—	$49,999
Commercial paper	144,069	—	144,069	—	144,069
Short-term marketable securities
Agency bonds	11,289	—	11,289	—	11,289
Commercial paper	62,003	—	62,003	—	62,003
Corporate bond	2,538	—	2,538	—	2,538
Total assets measured at fair value	$269,898	$49,999	$219,899	$—	$269,898

	December 31, 2020
	Carrying Value	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents
Money market funds	$4,207	$4,207	$—	$—	$4,207
Short-term marketable securities
Agency bonds	35,423	—	35,423	—	35,423
Commercial paper	14,197	—	14,197	—	14,197
Total assets measured at fair value	$53,827	$4,207	$49,620	$—	$53,827

Our cash equivalents that were invested in money market funds and commercial paper with original maturity of 90 days or less were classified as Level 1. We endeavor to utilize the best available information in measuring fair value. We used observable prices in active markets in determining the classification of our money market funds as Level 1.

As of June 30, 2021, our Level 2 assets included our available for sale marketable securities, which consisted of commercial paper, agency bonds, and a corporate bond with maturities of less than one year. We classify our marketable debt securities within Level 2 in the fair value hierarchy, because we use quoted market prices to the extent available or alternative pricing sources and models utilizing market observable inputs to determine fair value. Our portfolio primarily consisted of financial instruments with a credit rating of AA or equivalent by S&P Rating and Moody's Investor Services. There were no transfers between the hierarchy levels during either the six months ended June 30, 2021 or the year ended December 31, 2020.

The following table summarizes our cash equivalents and available-for-sale debt securities by contractual maturity (in thousands):

	As of June 30, 2021
	Amortized Cost	Fair Value
Due in 1 year	$269,895	$269,898

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Unrealized gains and losses on available-for-sale debt securities that are not credit related are included in accumulated other comprehensive income and summarized as follows as of June 30, 2021 (in thousands):

	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash equivalents
Money market funds	$49,999	$—	$—	$49,999
Commercial paper	144,072	1	(4)	144,069
Short-term marketable securities
Agency bonds	11,283	6	—	11,289
Commercial paper	62,003	3	(3)	62,003
Corporate bond	2,538	—	—	2,538
Total	$269,895	$10	$(7)	$269,898

As of June 30, 2021, there were thirty-five securities in net loss positions and their unrealized losses were immaterial individually and in aggregate. We did not record any credit losses regarding our available-for-sales debt securities during the six months ended June 30, 2021. We do not intend to sell these securities and it is more likely than not that we will not be required to sell these securities before the recovery of their amortized cost basis.

Note 5 – Equity

Stock Repurchase Programs – We had no stock repurchase activity during the three and six months ended June 30, 2021. In addition to 10.7 million shares repurchased under our previous repurchase programs, we have in treasury 1.2 million shares as of June 30, 2021 that were previously surrendered by employees to satisfy tax withholding due in connection with the vesting of certain restricted stock units. As of June 30, 2021 and December 31, 2020, we had a total of 11.9 million shares and 11.8 million shares, respectively, held in treasury.

For accounting purposes, common stock repurchased under our stock repurchase programs is recorded based upon the settlement date of the applicable trade. Such repurchased shares are held in treasury and are presented using the cost method.

Stock-Based Compensation Expense – Our stock-based compensation expense is summarized as follows by award types (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Restricted stock units*	$7,646	$6,369	$18,365	$14,777
Common stock options	140	307	320	613
Employee stock purchase plan	459	—	962	—
Total stock-based compensation expense	$8,245	$6,676	$19,647	$15,390
_________

*    Amounts include market-based and performance-based RSUs.

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The following table summarizes stock-based compensation expense by operating function for the periods presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Marketing and advertising	$2,140	$1,539	$4,625	$3,269
Customer care and enrollment	692	573	1,161	1,235
Technology and content	2,360	(82)	5,103	1,535
General and administrative	3,053	4,646	8,758	9,351
Total stock-based compensation expense	$8,245	$6,676	$19,647	$15,390
Amount capitalized in internal-use software	553	482	1,103	730
Total stock-based compensation	$8,798	$7,158	$20,750	$16,120

Note 6 — Convertible Preferred Stock

On April 30, 2021 (the “Closing Date”), we issued and sold to Echelon Health SPV, LP (“H.I.G.”), an investment vehicle of H.I.G. Capital, in a private placement, 2,250,000 shares of our newly designated Series A convertible preferred stock (the “Series A preferred stock”), par value $0.001 per share, at an aggregate purchase price of $225.0 million. We received $214.0 million in net proceeds from the private placement with H.I.G., net of sales commissions and certain transaction fees totaling $11.0 million. The Series A preferred stock ranks senior to all other equity securities of the Company with respect to dividend rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company.

Dividends – Dividends initially accrue on the Series A preferred stock daily at 8% per annum on the stated value of $100 per share (“Stated Value”) and compound semiannually, payable in kind (“PIK”) until the second anniversary of the Closing Date on June 30 and December 31 of each year (each, a “Dividend Payment Date”), beginning on June 30, 2021, and thereafter 6% PIK and 2% payable in cash in arrears on June 30 and December 31 of each year, beginning on June 30, 2023. PIK dividends are cumulative and are added to the Accrued Value (as defined below). “Accrued Value” means, as of any date, with respect to any share of Series A preferred stock, the sum of the Stated Value per share plus, on each Dividend Payment Date, on a cumulative basis, all accrued PIK dividends on such share that have not previously compounded and been added to the Accrued Value. The Series A preferred stock participates, on an as-converted basis in all dividends paid to the holders of our common stock.

Conversion Rights – The Series A preferred stock is convertible, at any time after May 31, 2021, into common stock. The Series A preferred stock is convertible at any time into common stock at a conversion rate equal to (i) the Accrued Value plus accrued PIK dividends that have not yet been added to the Accrued Value, (ii) divided by the conversion price as of the applicable conversion date (the “Conversion Price”). As of the date of this report, the Conversion Price is equal to $79.5861 per share. This Conversion Price is subject to further adjustment and the number of shares of common stock issuable upon conversion of the Series A preferred stock is subject to certain limitations, each as set forth in the Certificate of Designations of Series A preferred stock, as filed with the Secretary of State of the State of Delaware on April 30, 2021 (the “Certificate of Designations”).

Redemption Put Right – At any time on or after the sixth anniversary of the Closing Date, holders of the Series A preferred stock will have the right to cause the Company to redeem all or any portion of the Series A preferred stock in cash at an amount equal to the greater of (i) 135% of the Accrued Value per share as of the redemption date, plus accrued PIK dividends that have not yet been added to the Accrued Value and (ii) the amount per share that would be payable on an as-converted basis on such Series A preferred stock at the then-current Accrued Value, plus accrued PIK dividends that have not yet been added to the Accrued Value, and in either case of (i) or (ii) plus any unpaid cash dividends that would have otherwise been settled in cash in connection with such conversion (the greater of (i) and (ii), the “Redemption Price”).

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Redemption Call Right – At any time on or after the sixth anniversary of the Closing Date, the Company will have the right (but not the obligation) to redeem out of legally available funds and for cash consideration all (but not less than all) of the Series A preferred stock upon at least 30 days prior written notice at an amount equal to the Redemption Price.

Board Nomination Rights – H.I.G. is entitled to nominate one individual for election to the Company’s board of directors (the “Board”) so long as it continues to own at least 30% of the common stock issuable or issued upon conversion of the Series A preferred stock originally issued to it in the private placement. H.I.G. also has the right to nominate an additional individual to the Board if the Company fails to maintain certain levels of commissions receivable and liquidity. As of the date of this report, H.I.G. has conditionally waived its director nomination rights.

Voting Rights – The Series A preferred stock will vote together with the common stock as a single class on all matters submitted to a vote of the holders of the common stock (subject to certain voting limitations set forth in, and the terms and conditions of, the Certificate of Designations). Each holder of Series A preferred stock shall be entitled to the number of votes, rounded down to the nearest whole number, equal to the product of (i) the aggregate Accrued Value of the issued and outstanding shares of Series A preferred stock divided by the Minimum Price (as defined below), multiplied by (ii) a fraction, the numerator of which is the number of shares of Series A preferred stock held by such holder and the denominator of which is the aggregate number of issued and outstanding shares of Series A preferred stock. “Minimum Price” means the lower of: (i) the Nasdaq Official Closing Price per share of common stock on the Closing Date; or (ii) the average Nasdaq Official Closing Price per share of common stock for the five trading days immediately prior to the Closing Date. Holders of Series A preferred stock will have one vote per share on any matter on which the holders of the Series A preferred stock are entitled to vote separately as a class (subject to certain voting limitations set forth in, and the terms and conditions of, the certificate of designations).

Mandatory Conversion of the Series A Preferred Stock – At any time on or after the third anniversary of the Closing Date, if the volume-weighted average price per share of our common stock is greater than 167.5% of the then-current Conversion Price for 20 consecutive trading days in a 30-day trading day period, the Company will have the right to convert all, but not less than all, of the Series A preferred stock into common stock at a conversion rate with respect to each share of Series A Preferred Stock of (i) the Accrued Value plus accrued PIK dividends that have not yet been added to the Accrued Value, (ii) divided by the then applicable Conversion Price.

Covenants and Liquidity Requirements – As long as H.I.G. continues to own at least 30% of the Series A preferred stock originally issued to it in the private placement, the consent of H.I.G. will be required for the Company to incur certain indebtedness and to take certain other corporate actions as set forth in the Company's investment agreement with H.I.G. entered into on February 17, 2021 (the “Investment Agreement”). In addition, the Company is required to maintain an asset coverage ratio (as defined in the Investment Agreement) of at least 2x, which increases to 2.5x thirty months after the date of the Investment Agreement. Additionally, the Investment Agreement requires the Company to maintain a minimum liquidity amount (as defined in the Investment Agreement) for certain periods that ranges from $65 million to $125 million. If the Company fails to maintain the minimum asset coverage ratio or minimum liquidity amount as of a certain date or for a certain time period required by the Investment Agreement and H.I.G continues to own at least 30% of the Series A preferred stock originally issued to it in the private placement, H.I.G will have the right to nominate an additional director to the Board, and the consent of H.I.G. will be required to approve the Company's annual budget, hire or terminate certain key executives, and incur certain indebtedness as outlined in the Investment Agreement. H.I.G. will no longer have these additional board nomination and consent rights if the Company is able to satisfy the minimum liquidity amount requirements in the Investment Agreement for any subsequent 12 consecutive months.

Our Series A preferred stock is considered temporary equity in our condensed consolidated financial statements. We have determined there are no material embedded features that require recognition as a derivative asset or liability. We recognized the Series A preferred stock at its stated amount less issuance costs of $11.0 million, or $214.0 million.

As of June 30, 2021, the estimated Series A preferred stock redemption value equals 135% of the Accrued Value per share as of the redemption date, plus any accrued and unpaid dividends, which is significantly in excess of the fair value of the common stock into which the Series A preferred stock is convertible as of June 30, 2021. We have elected to apply the accretion method to adjust the carrying value of the Series A preferred stock to its redemption value at the earliest date of redemption, April 30, 2027. Amounts recognized to accrete the Series A preferred stock to its estimated redemption value are treated as a deemed dividend and are recorded as a reduction to retained earnings. The estimated redemption value will vary in

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
subsequent periods due to the redemption put right described above and we have elected to recognize such changes prospectively. No shares of Series A preferred stock have been converted and the Series A preferred stock was convertible into 2.9 million shares of common stock as of June 30, 2021.

The following table summarizes the proceeds and changes to our Series A preferred stock (in thousands):

Gross proceeds	$225,000
Less: issuance costs	10,975
Net proceeds	$214,025

Balance as of Closing Date	$214,025
Accrued paid-in-kind dividends	3,083
Change in preferred stock redemption value	1,396
Balance as of June 30, 2021	$218,504

Note 7 – Net Income (Loss) Per Share Attributable to Common Stockholders

Our Series A preferred stock is considered a participating security which requires the use of two-class method for the computation of basic and diluted per share amounts. Under the two-class method, earnings available to common stockholders for the period are allocated between common stockholders and participating securities according to dividends accumulated and participation rights in undistributed earnings. Net loss attributable to common stockholders is not allocated to the convertible preferred stock as the holder of the Series A preferred stock does not have a contractual obligation to share in losses. Basic net income (loss) attributable to common stockholders per share is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common stock outstanding for the period. Diluted net income (loss) attributable to common stockholders per share is computed by dividing the net income (loss) available to common stockholders for the period by the weighted average number of common and common equivalent shares outstanding during the period. Diluted net income (loss) attributable to common stockholders per share reflects all potential dilutive common stock equivalent shares, including conversion of preferred stock, stock options, restricted stock units and shares to be issued under our employee stock purchase program (“ESPP”).

The following table sets forth the computation of basic and diluted net income (loss) attributable to common stockholders per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net income (loss) attributable to common stockholders	$(22,888)	$(3,370)	$(23,688)	$82
Denominator:
Shares used in per share calculation – basic	26,677	26,358	26,639	25,539
Dilutive effect of common stock	—	—	—	1,219
Shares used in diluted share calculation	26,677	26,358	26,639	26,758

Net income (loss) attributable to common stockholders per share – basic	$(0.86)	$(0.13)	$(0.89)	$0.00
Net income (loss) attributable to common stockholders per share – diluted	$(0.86)	$(0.13)	$(0.89)	$0.00

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
For each of the three and six months ended June 30, 2021 and 2020, we had securities outstanding that could potentially dilute per share amounts, but the shares from the assumed conversion or exercise of these securities were excluded in the computation of diluted net income (loss) per share as their effect would have been anti-dilutive. The number of outstanding anti-dilutive shares that were excluded from the computation of diluted net income (loss) per share consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Convertible preferred stock	2,827	—	2,827	—
Restricted stock units	885	760	978	42
Common stock options	351	460	358	—
ESPP	1	—	2	—
Total	4,064	1,220	4,165	42

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

Our future minimum payments under non-cancellable contractual service and licensing obligations as of June 30, 2021 (in thousands):

For the Years Ending December 31,
Remainder of 2021	$5,273
2022	6,537
2023	5,236
2024	1,970
2025	—
Thereafter	—
Total	$19,016

Operating Leases

Refer to Note 10 – Leases for commitments related to our operating leases.

Contingencies

From time to time, we receive inquiries from governmental bodies and also may be subject to various legal proceedings and claims arising in the ordinary course of business. We assess contingencies to determine the degree of probability and range of possible loss for potential accrual in our condensed consolidated financial statements. An estimated loss contingency is accrued in the condensed consolidated financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. There was no material litigation-related accrual during the three and six months ended June 30, 2021. Legal proceedings or other contingencies could result in material costs, even if we ultimately prevail.

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Legal Proceedings

Securities Class Action – On April 8, 2020 and April 30, 2020, two purported class action lawsuits were filed against us, our chief executive officer, Scott N. Flanders, our then-chief financial officer, Derek N. Yung, and our then-chief operating officer, David K. Francis, in the United States District Court for the Northern District of California. The cases are captioned Patel v. eHealth, Inc., et al., Case No. 5:20-cv-02395 (N.D. Cal.) and Bertrand v. eHealth, Inc. et al., Case No. 4:20-cv-02967 (N.D. Cal.). The complaints allege, among other things, that we and Messrs. Flanders, Yung and Francis made materially false and misleading statements and/or failed to disclose material information regarding our accounting and modeling assumptions, rate of member churn and our profitability during the alleged class period of March 19, 2018 to April 7, 2020. The complaints allege that we and Messrs. Flanders, Yung and Francis violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaints seek compensatory and (in the Patel lawsuit) punitive damages, attorneys’ fees and costs, and such other relief as the court deems proper. On June 24, 2020, the Court consolidated the above-referenced matters under the caption In re eHealth Securities Litig., Master File No. 4:20-cv-02395-JST (N.D. Cal.). The Court also appointed a lead plaintiff and lead counsel for the consolidated matter. The lead plaintiff filed an amended complaint on August 25, 2020, which Defendants moved to dismiss. The motion to dismiss has been fully briefed.

Derivative Actions – On July 7, 2020 and October 13, 2020, two derivative lawsuits were filed against our chief executive officer, Mr. Flanders, our then-chief financial officer, Mr. Yung, our then-chief operating officer, Mr. Francis, and the members of our Board of Directors (collectively, the “Individual Defendants”), in the United States District Court for the Northern District of California and the Superior Court of California, County of Santa Clara. The cases are captioned Chernet v. Flanders et al., Case No. 3:20-cv-04477-SK (N.D. Cal.), and Lincolnshire Police Pension Fund v. Flanders et al., Case No. 20CV371555 (Cal. Super. Ct.), and also name the Company as a nominal defendant. The complaints allege, among other things, that beginning on March 19, 2018, the Individual Defendants made or caused the Company to make materially false and misleading statements and/or failed to disclose material information regarding our accounting and modeling assumptions, rate of member churn, profitability, and internal controls. Both complaints purport to assert claims for breach of fiduciary duty, unjust enrichment and waste of corporate assets. The Chernet lawsuit also alleges that the Individual Defendants violated Sections 14(a), 10(b), and 20(a) of the Securities Exchange Act of 1934, and asserts claims for abuse of control and gross mismanagement. The complaints seek damages, restitution, attorneys’ fees and costs, and certain measures with respect to the Company’s corporate governance and internal procedures, and (in the Lincolnshire lawsuit) equitable and/or injunctive relief. The Chernet and Lincolnshire lawsuits have both been stayed pending the resolution of the motion to dismiss in the Securities Class Action, In re eHealth Securities Litig., Master File No. 4:20-cv-02395-JST (N.D. Cal.).

The Gonzalez and Le’Vias Complaints – On April 6, 2018, a former employee, Lupita Gonzalez, filed a complaint against us in the Superior Court of the State of California for the County of Sacramento (the “Gonzalez Complaint”). On July 1, 2019, two other current or former employees, Michael Le’Vias and Ramona Meadows, filed a related complaint against us and eHealth Ins. Serv. Co., in the Superior Court of the State of California for the County of Santa Clara (the “Le’Vias Complaint”). Both complaints asserted claims under the California Private Attorney General Act on behalf of all current and former hourly-paid or non-exempt employees who work or have worked for us in California, based on alleged failures to comply with California wage and hour laws.

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

The results of our operating segments are summarized for the periods presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue:
Medicare	$73,231	$80,379	$194,252	$176,530
Individual, Family and Small Business	23,326	8,387	36,519	18,644
Total revenue	$96,557	$88,766	$230,771	$195,174
Segment profit:
Medicare segment profit (loss) (1)	$(17,804)	$14,996	$6,741	$38,132
Individual, Family and Small Business segment profit (1)	17,925	2,738	25,977	5,666
Total segment profit	121	17,734	32,718	43,798
Corporate	(13,093)	(14,347)	(28,379)	(27,795)
Stock-based compensation expense	(8,245)	(6,676)	(19,647)	(15,390)
Depreciation and amortization(2)	(3,997)	(2,592)	(7,941)	(4,916)
Amortization of intangible assets	(119)	(373)	(295)	(920)
Restructuring charges	—	—	(2,431)	—
Other income, net	172	452	322	825
Loss before benefit from income taxes	$(25,161)	$(5,802)	$(25,653)	$(4,398)

_____________

(1)During the first quarter of 2021, we revised the calculation of segment profit by excluding amortization of capitalized software development costs to enhance comparability of our financial metrics with peer companies. The amortization of capitalized software development costs were $2.9 million and $1.7 million for the three months ended June 30, 2021 and 2020, respectively, and $5.7 million and $3.2 million for the six months ended June 30, 2021 and 2020, respectively.
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

Geographic Information

Our long-lived assets primarily consist of property and equipment and internally-developed software. Our long-lived assets are attributed to the geographic location in which they are located. Long-lived assets by geographical area are summarized as follows (in thousands):

	June 30, 2021	December 31, 2020
United States	$43,519	$40,500
China	523	565
Total	$44,042	$41,065

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Significant Customers

Substantially all revenue for the three and six months ended June 30, 2021 and 2020 was generated from customers located in the United States. Carriers representing 10% or more of our total revenue are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Aetna (1)	22%	15%	22%	15%
UnitedHealthCare (1)	21%	25%	21%	23%
Humana	18%	18%	18%	19%
Centene (2)	12%	11%	12%	11%
__________

(1)Percentages include the carriers' subsidiaries.
(2)Centene Corporation acquired WellCare Health Plans, Inc. in 2020, and the revenue of WellCare is included in the percentage calculation for the three and six months ended June 30, 2021 and 2020.

Note 10 – Leases

Our leases have remaining lease terms of 2 to 9 years. Certain of these leases have free or escalating rent payment provisions. We recognize lease expense on a straight-line basis over the terms of the leases, although actual cash payment obligations under certain of these agreements fluctuate over the terms of the agreements. Most leases include options to renew, and the exercise of these options is at our discretion.

Total operating lease expenses were $1.9 million and $2.2 million for the three months ended June 30, 2021 and 2020, $3.8 million and $4.3 million for the six months ended June 30, 2021 and 2020, respectively and sublease income was immaterial for both periods.

The following table summarizes the lease-related assets and liabilities recorded on the Condensed Consolidated Balance Sheets as of the dates presented below (in thousands):

	June 30, 2021	December 31, 2020
Operating lease right-of-use assets	$39,996	$42,558

Lease liabilities – current	$5,443	$5,192
Lease liabilities – non-current	38,577	41,369
Total operating lease liabilities	$44,020	$46,561

Supplemental information related to leases are as follows (dollars in thousands):

	June 30, 2021	December 31, 2020
Weighted-average remaining lease term of operating leases	6.8 years	7.2 years
Weighted-average discount rate used to recognize operating lease right-of-use-assets	5.4%	5.4%
	Six Months Ended June 30,
	2021	2020
Operating lease expense	$3,825	$4,272
Cash outflows related to operating leases	3,802	3,199

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
As of June 30, 2021, maturities of operating lease liabilities are as follows (in thousands):

Year ending December 31,
Remainder of 2021	$3,842
2022	7,701
2023	8,033
2024	7,832
2025	8,009
Thereafter	19,407
Total lease payments (1)	54,824
Less imputed interest	(10,804)
Total	$44,020
____________

(1)Noncancellable sublease income for the remainder of 2021 and years ending December 31, 2022 and 2023 of $0.6 million, $0.4 million, and $0.4 million, respectively, is not included in the table above.

Note 11 — Restructuring

In February 2021, we eliminated approximately 89 full-time positions, primarily in the United States, representing approximately 5% of our workforce, primarily within our customer care and enrollment group, and to a lesser extent, in our marketing and advertising, technology and content, and general and administrative groups.

Total pre-tax restructuring charges for the six months ended June 30, 2021 were $2.4 million, which primarily related to employee termination benefits. Substantially all of the restructuring charges resulted in cash expenditures. The restructuring activities were completed by March 31, 2021. Accrued restructuring charges were $0.1 million as of June 30, 2021.

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

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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

We incurred $1.2 million of issuance costs in connection with the Credit Agreement, which were capitalized as part of other assets on our Consolidated Balance Sheet in the period we entered into the Credit Agreement. The Amendment did not change the interest rate. In connection with the Amendment, we incurred closing costs totaling $0.5 million, which were capitalized and recorded as other assets on our Consolidated Balance Sheet as of December 31, 2019. The remaining balance of unamortized issuance costs was $0.6 million and $0.7 million as of June 30, 2021 and December 31, 2020, respectively.

As of June 30, 2021, we had no outstanding borrowings under our revolving credit facility.

Note 13 – Income Taxes

The following table summarizes our benefit from income taxes and our effective tax rates for the periods presented below (in thousands, except effective tax rate):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Loss before benefit from income taxes	$(25,161)	$(5,802)	$(25,653)	$(4,398)
Benefit from income taxes	(6,752)	(2,432)	(6,444)	(4,480)
Effective tax rate	26.8%	41.9%	25.1%	101.9%

For the three and six months ended June 30, 2021, we recognized a benefit from income taxes of $6.8 million and $6.4 million, representing an effective tax rate of 26.8% and 25.1%, respectively. These effective tax rates are higher than the statutory federal tax rate due primarily to stock-based compensation adjustments, non-deductible lobbying expenses and state taxes, partially offset by research and development credits. For the three and six months ended June 30, 2020, we recognized benefits from income taxes of $2.4 million and $4.5 million, representing an effective tax rate of 41.9% and 101.9%, respectively, which were higher than the statutory federal tax rate due primarily to stock-based compensation adjustments, non-deductible lobbying expenses and state taxes, partially offset by research and development credits.

Assessing the realizability of our deferred tax assets is dependent upon several factors, including the likelihood and amount, if any, of future taxable income in relevant jurisdictions during the periods in which those temporary differences become deductible. We forecast taxable income by considering all available positive and negative evidence, including our history of operating income and losses and our financial plans and estimates that we use to manage the business. These assumptions require significant judgment about future taxable income. As a result, the amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change. We continue to recognize our deferred tax assets as of June 30, 2021, as we believe it is more likely than not that the net deferred tax assets will be realized,

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
with the exception of certain net operating losses and credits that are expected to expire unutilized which have a valuation allowance.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words “expect,” “anticipate,” “believe,” “estimate,” “target,” “goal,” “project,” “hope,” “intend,” “plan,” “seek,” “continue,” “may,” “could,” “should,” “might,” “forecast,” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements include, among other things, statements regarding our expectations relating to approved members, new paying members and estimated membership; our estimates regarding the constrained lifetime value of commissions; our expectations relating to revenue, operating costs, cash flows and profitability; our expectations regarding our strategy and investments, including investments in our e-commerce and call center capabilities, agent training and quality assurance efforts; our expectations regarding our Medicare business, including market opportunity, consumer demand and our competitive advantage; our expectations regarding our individual and family business, including anticipated trends and our ability to enroll individuals and families into qualified health plans; the impact of future and existing healthcare laws and regulations on our business; the expected impact of the COVID-19 on our business; our expectations regarding commission rates, payment rates, conversion rates, plan termination rates and duration, membership retention rates and membership acquisition costs; our expectations regarding health insurance agents licensing and productivity; our expectations relating to the seasonality of our business; expected competition from government-run health insurance exchanges and other sources; our expectations relating to marketing and advertising expense and expected contributions from our marketing and strategic partnership channels; the timing of our receipt of commission and other payments; our critical accounting policies and related estimates; liquidity and capital needs; political, legislative, regulatory and legal challenges; the merits or potential impact of any lawsuits filed against us; as well as other statements regarding our future operations, financial condition, prospects and business strategies.

We have based these forward-looking statements on our current expectations about future events. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Our actual results may differ materially from those suggested by these forward-looking statements for various reasons, including our ability to retain existing members and enroll new members during the annual healthcare open enrollment period, the Medicare annual enrollment period and other special enrollment period; changes in laws, regulations and guidelines, including in connection with healthcare reform or with respect to the marketing and sale of Medicare plans; competition, including competition from government-run health insurance exchanges and other sources; the seasonality of our business and the fluctuation of our operating results; our ability to accurately estimate membership, lifetime value of commissions and commissions receivable; changes in product offerings among carriers on our ecommerce platform and the resulting impact on our commission revenue; our ability to execute on our growth strategy in the Medicare market; the continued impact of the COVID-19 pandemic on our operations, business, financial condition and growth prospects, as well as on the general economy; changes in our management and key employees; exposure to security risks and our ability to safeguard the security and privacy of confidential data; our relationships with health insurance carriers; customer concentration and consolidation of the health insurance industry; our success in marketing and selling health insurance plans and our unit cost of acquisition; our ability to hire, train, retain and ensure the productivity of licensed health insurance agents and other employees; the need for health insurance carrier and regulatory approvals in connection with the marketing of Medicare-related insurance products; changes in the market for private health insurance; consumer satisfaction of our service and actions we take to improve the quality of enrollments; changes in member conversion rates; changes in commission rates; our ability to sell qualified health insurance plans to subsidy-eligible individuals and to enroll subsidy-eligible individuals through government-run health insurance exchanges; our ability to maintain and enhance our brand identity; our ability to derive desired benefits from investments in our business, including membership growth and retention initiatives; reliance on marketing partners; the impact of our direct-to-consumer email, telephone and television marketing efforts; timing of receipt and accuracy of commission reports; payment practices of health insurance carriers; dependence on our operations in China; the restrictions in our debt obligations; the restrictions in our investment agreement with H.I.G; compliance with insurance and other laws and regulations; the outcome of litigation in which we are involved; and the performance, reliability and availability of our information technology systems, ecommerce platform and underlying network infrastructure and those identified under the heading “Risk Factors” in Part II, Item 1A. of this report and those discussed in our other Securities and Exchange Commission filings. Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in this report are made only as of the date hereof. Except as required by applicable law, we do not undertake, and specifically decline, any obligation to update any of these statements or to publicly announce the results of any revisions to any forward-looking statements, whether as a result of new information, future events, changes in assumptions or otherwise. The following discussion should be read in conjunction with our Annual Report on Form

10-K as filed with the Securities and Exchange Commission in February 2021 and amended in April 2021, and the audited consolidated financial statements and related notes contained therein.

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

COVID-19 Impact Updates

As of June 30, 2021, all of our offices have reopened with additional safety and social distancing measures. eHealth currently plans to operate with a combination of remote and in-office work in the United States until the end of 2021. All of our U.S. offices are currently open with reduced capacity as we continue to monitor the status of COVID-19. We currently plan to increase the number of in-office employees later this year depending upon the COVID-19 vaccination status of our employees as we intend to have only vaccinated employees in the office to promote the health and safety of our employees. The extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on future developments, including the duration, spread and severity of the pandemic, the availability, effectiveness and uptake of vaccines for COVID-19, the emergence of new variants of COVID-19 and whether existing vaccines are effective with respect to such variants, the actions to contain the disease or mitigate its impact, and the duration, timing and severity of the impact on consumer behavior, including any recession resulting from the pandemic, all of which are unpredictable. The recent surge in the COVID-19 cases caused by the COVID-19 Delta variant is already having an impact as employees in our California offices are now required by county order to wear masks while in our offices regardless of vaccination status. The emergence of Delta and other variants could cause us to alter our operations and plans for in-office and remote work. See Risk Factors in Part II, Item 1A of this Quarterly Report on Form 10-Q for a discussion of risks related to the COVID-19 pandemic.

Current Business Initiatives

During the second quarter of 2021, we made progress expanding and enhancing our telesales organization and continued to scale our digital business. With our experience in launching a remote agent model in 2020, we continued to grow our agent workforce to include remote workers, which provides us with better geographic hiring flexibility as we grow our telesales capacity.

Enrollment quality has been a focus in our organization since the launch of our retention program a year ago, and we are seeking additional ways to improve customer experience, enhance accuracy of plan recommendations and reduce rapid disenrollment. Starting in the third quarter of 2021, we introduced mandatory additional training for our agents, added a new customer care function to verify certain Medicare enrollments prior to submission to the carrier, and are expanding other quality assurance efforts. The recent migration of our call center technology to a cloud-based contact center is expected to provide new robust capabilities to train agents and monitor their performance in real time. While we expect these initiatives will enhance the quality of our enrollments generally, the introduction of these efforts to date has resulted in lower conversion rates and longer average talk times for telephonic enrollments. We also expect to incur additional expense as we expand our quality initiatives.

We believe that our ongoing investments in our telesales operations, technology and quality assurance will present a significant barrier to entry into the Medicare distribution market as carriers place an increasing value on enrollment quality and reduction in beneficiary complaints.

H.I.G. Investment

On April 30, 2021, upon the terms and subject to the conditions set forth in our investment agreement with Echelon Health SPV, LP, or H.I.G., we issued and sold 2,250,000 shares of newly designated Series A preferred stock to H.I.G. in a private placement at an aggregate purchase price of $225 million, at a price of $100 per share. See Note 6 – Convertible Preferred Stock in our Notes to Condensed Consolidated Financial Statements for details.

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

The following table shows approved members by product for the period presented:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2021	2020		2021	2020
Medicare:
Medicare Advantage	78,569	60,477	30%	185,453	125,375	48%
Medicare Supplement	6,130	8,794	(30)%	13,912	19,632	(29)%
Medicare Part D	6,976	7,603	(8)%	14,987	16,569	(10)%
Total Medicare	91,675	76,874	19%	214,352	161,576	33%
Individual and Family:
Non-Qualified Health Plans	4,120	2,798	47%	9,729	7,618	28%
Qualified Health Plans	5,353	2,512	113%	11,058	7,057	57%
Total Individual and Family	9,473	5,310	78%	20,787	14,675	42%
Ancillaries:
Short-term	6,462	9,446	(32)%	14,338	21,584	(34)%
Dental	10,406	7,722	35%	21,576	17,432	24%
Vision	4,566	3,764	21%	9,628	8,265	16%
Other	2,614	3,946	(34)%	5,017	8,271	(39)%
Total Ancillaries	24,048	24,878	(3)%	50,559	55,552	(9)%
Small Business	2,588	3,118	(17)%	5,536	6,721	(18)%
Total Approved Members	127,784	110,180	16%	291,234	238,524	22%

Three Months Ended June 30, 2021 and 2020 – Medicare approved members increased 19% in the three months ended June 30, 2021 compared to the same period in 2020. The increase in total Medicare approved members was primarily attributable to a 30% growth in Medicare Advantage plan members, partially offset by a 30% decline in Medicare Supplement plan members and an 8% decline in Medicare Part D prescription drug plan members in the three months ended June 30, 2021 compared to the same period in 2020. Medicare Advantage enrollment growth in the three months ended June 30, 2021 slowed down compared to the same period in 2020 due to the COVID-related special enrollment period which drove higher growth last year.

Individual and family plan approved members grew 78% in the three months ended June 30, 2021 compared to the same period in 2020 due to favorable market environment, which drove a 113% increase in approved members for qualified health plans and a 47% increase in approved members in non-qualified health plans. The individual and family health insurance market is benefiting from the passage of the American Rescue Plan Act in March 2021. This legislation expanded access to premium credits making individual and family major medical plans more affordable, which allows a larger population to get the coverage that our major medical plans offer.

Ancillary plan approved members decreased 3% in the three months ended June 30, 2021 compared to the same period in 2020 primarily due to a 32% decline in approved members for short-term health plans and a 34% decline in approved members for other ancillary plans, partially offset by an increase in approved members for dental and vision insurance. Small business group health insurance approved members declined 17% in the three months ended June 30, 2021 compared to the same period in 2020 mainly due to the shift of our focus away from the sale of small business products.

Six Months Ended June 30, 2021 and 2020 – Medicare approved members increased 33% in the six months ended June 30, 2021 compared to the same period in 2020. The increase in total Medicare approved members was primarily attributable to a 48% growth in Medicare Advantage plan members, partially offset by a 29% decline in Medicare Supplement plan members and a 10% decline in Medicare Part D prescription drug plan members in the six months ended June 30, 2021 compared to the same period in 2020. The increase in approved Medicare Advantage members was primarily driven by strong consumer demand, online enrollment growth, and an increase in our internal agent productivity during the Medicare Advantage open enrollment period.

Individual and Family Plan approved members grew 42% in the six months ended June 30, 2021 compared to the same period in 2020 partially due to favorable market environment resulting from the recent legislation mentioned above, driven by a 57% increase in approved members for qualified health plans and a 28% increase in approved members in non-qualified health plans.

Ancillary plan approved members declined 9% in the six months ended June 30, 2021 compared to the same period in 2020 primarily due to a 34% decline in approved members for short-term health plans and a 39% decrease in approved members for other ancillary plans, partially offset by an increase in approved members for dental and vision insurance. Small business group health insurance approved members declined 18% in the six months ended June 30, 2021 compared to the same period in 2020 mainly due to the shift of our focus away from the sale of small business products.

New Paying Members

New Paying Members consist of approved members from the period presented and any periods prior to the period presented from whom we have received an initial commission payment during the period presented. The following table shows our new paying members by product for the periods presented below:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2021	2020		2021	2020
Medicare:
Medicare Advantage	77,710	57,232	36%	218,707	143,531	52%
Medicare Supplement	5,317	7,914	(33)%	15,313	19,474	(21)%
Medicare Part D	6,880	7,505	(8)%	36,019	71,210	(49)%
Total Medicare	89,907	72,651	24%	270,039	234,215	15%
Individual and Family:
Non-Qualified Health Plans	4,607	3,817	21%	15,575	13,370	16%
Qualified Health Plans	4,604	3,095	49%	11,243	9,052	24%
Total Individual and Family	9,211	6,912	33%	26,818	22,422	20%
Ancillaries:
Short-term	6,963	9,572	(27)%	18,206	21,832	(17)%
Dental	9,430	6,935	36%	20,903	17,348	20%
Vision	4,283	3,646	17%	10,409	9,217	13%
Other	2,427	3,474	(30)%	5,176	7,787	(34)%
Total Ancillaries	23,103	23,627	(2)%	54,694	56,184	(3)%
Small Business	2,391	3,138	(24)%	6,516	8,294	(21)%
Total New Paying Members	124,612	106,328	17%	358,067	321,115	12%

Three Months Ended June 30, 2021 and 2020 – Medicare total new paying members grew 24% in the three months ended June 30, 2021 compared to the same period in 2020, primarily driven by a 36% increase in Medicare Advantage plan new paying members, partially offset by a 33% decline in Medicare Supplement plan new paying members and an 8% decline in Medicare Part D prescription drug plan new paying members. Individual and family plan new paying members grew 33% in the three months ended June 30, 2021 compared to the same period in 2020 due to increases in new paying members for both non-qualified plans and qualified health plans. Ancillary new paying members declined 2% in the three months ended June 30, 2021 compared to the same period in 2020 primarily due to a decline in approved members for short-term and other health plans. Small business new paying members declined 24% in the three months ended June 30, 2021 compared to the same period in 2020 primarily due to a decrease in approved members.

Six Months Ended June 30, 2021 and 2020 – Medicare total new paying members grew 15% in the six months ended June 30, 2021 compared to the same period in 2020, primarily driven by a 52% increase Medicare Advantage plan new paying members, partially offset by a 49% decrease in Medicare Part D prescription drug plan and a 21% decrease in Medicare Supplement plan new paying members. Individual and family plan new paying members grew 20% in the six months ended June 30, 2021 compared to the same period in 2020 due to increases in new paying members for non-qualified plans and new paying members for qualified plans. Ancillary new paying members declined 3% in the six months ended June 30, 2021 compared to the same period in 2020 primarily due to a decline in approved members for short-term and other health plans. Small business new paying members declined 21% in the six months ended June 30, 2021 compared to the same period in 2020 primarily due to a decrease in approved members.

Estimated Constrained Lifetime Value of Commissions Per Approved Member

The following table shows our estimated constrained LTV of commissions per approved member by product for the periods presented below:

	Three Months Ended June 30,		% Change
	2021	2020
Medicare
Medicare Advantage (1)	$908	$945	(4)%
Medicare Supplement (1)	938	1,134	(17)%
Medicare Part D (1)	216	244	(11)%
Individual and Family
Non-Qualified Health Plans (1)	243	184	32%
Qualified Health Plans (1)	286	258	11%
Ancillaries
Short-term (1)	165	163	1%
Dental (1)	88	60	47%
Vision (1)	56	44	27%
Small Business (2)	184	149	23%
__________

(1)Constrained LTV of commissions per approved member represents commissions estimated to be collected over the estimated life of an approved member’s plan after applying constraints in accordance with our revenue recognition policy. The estimate is driven by multiple factors, including but not limited to, contracted commission rates, carrier mix, estimated average plan duration, the regulatory environment, and cancellations of insurance plans offered by health insurance carriers with which we have a relationship. These factors may result in varying values from period to period. For additional information on constrained LTV, see Critical Accounting Policies and Estimates in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Medicare

The constrained LTV of commissions per approved member for Medicare Supplement, Medicare Part D prescription drug, and Medicare Advantage plans declined by 17%, 11%, and 4%, respectively, during the three months ended June 30, 2021 compared to the same period in 2020. The decline in constrained LTV of commissions per approved member for Medicare Advantage and Medicare Supplement plans was partially driven by a shorter average plan duration for telephonic enrollments. The shorter estimated average plan duration was partially attributable to additional opportunities for Medicare Advantage plan members to switch plans during the Medicare Advantage open enrollment period and the COVID-19 related special enrollment period in 2020. The negative impact of these factors was partially offset by an increase in broker commission rates and higher commission rates for new Medicare Advantage enrollments compared to the commissions for enrollments of existing members changing their plans. The decline in constrained LTV for Medicare Part D prescription drug plans was due in part to a shift in consumer demand away from these plans and towards Medicare Advantage plans with prescription drug coverage.

Individual and Family and Ancillaries

The constrained LTV of commissions per non-qualified health plan approved member and qualified health plan approved member increased 32% and 11%, respectively, during the three months ended June 30, 2021 compared with the same period in 2020 mostly due to increased estimates of average plan duration.

The constrained LTV of commissions per short-term health insurance approved member remained relatively flat during the three months ended June 30, 2021 compared to the same period in 2020.

The constrained LTV of commissions per approved member for dental and vision plans increased by 47% and 27%, respectively, during the three months ended June 30, 2021 compared with the same period in 2020 primarily due to an increase in estimated average plan duration and lower constraints as a result of reduced volatility based on historical trends.

The constraints applied to the total estimated lifetime commissions we expect to receive for selling the plan after the carrier approves an application in order to derive the constrained LTV of commissions for approved members recognized for the periods presented below are summarized as follows:

	Three Months Ended June 30,
	2021	2020
Medicare
Medicare Advantage	7%	7%
Medicare Supplement	9%	5%
Medicare Part D	7%	5%
Individual and Family
Non-Qualified Health Plans	7%	15%
Qualified Health Plans	4%	4%
Ancillaries
Short-term	20%	20%
Dental	5%	10%
Vision	5%	10%
Other	10%	10%
Small Business	5%	—%

The constraints for Medicare Supplement and Medicare Part D prescription drug plans increased during the three months ended June 30, 2021, as compared to the same period in the prior year, due to an increase in volatility and the observed declining LTV trends. The constraints for non-qualified health plans decreased during the three months ended June 30, 2021, as compared to the same period in the prior year, due to stabilization of market conditions and reduced volatility. The constraints for dental and vision plans decreased during the three months ended June 30, 2021, as compared to the same period in the prior year, due to reduced volatility and improved LTV trends. The constraints for small business plans increased during the three months ended June 30, 2021, as compared to the same period in the prior year, due to an increase in volatility.

Estimated Membership

Estimated membership represents the estimated number of members active as of the date indicated based on the number of members for whom we have received or applied a commission payment during the period of estimation. The following table shows estimated membership by product for the periods presented below:

	As of June 30,		% Change
	2021	2020
Medicare (1)
Medicare Advantage	562,905	407,243	38%
Medicare Supplement	99,306	94,838	5%
Medicare Part D	214,744	213,949	—%
Total Medicare	876,955	716,030	22%
Individual and Family (2)	107,466	115,832	(7)%
Ancillaries (3)
Short-term	18,032	23,203	(22)%
Dental	115,990	118,198	(2)%
Vision	69,062	68,666	1%
Other	33,015	35,404	(7)%
Total Ancillaries	236,099	245,471	(4)%
Small Business (4)	46,450	40,090	16%
Total Estimated Membership	1,266,970	1,117,423	13%
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

Health insurance carriers bill and collect insurance premiums paid by our members. The carriers do not report to us the number of members that we have as of a given date. The majority of our members who terminate their plans do so by discontinuing their premium payments to the carrier or notifying the carrier directly and do not inform us of the cancellation. Also, some of our members pay their premiums less frequently than monthly. Given the number of months required to observe non-payment of commissions in order to confirm cancellations, we estimate the number of members who are active on insurance policies as of a specified date.

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

Medicare-related plan estimated membership as of June 30, 2021 grew 22% compared to estimated membership as of June 30, 2020 due to a 38% growth in Medicare Advantage estimated membership and a 5% growth in Medicare Supplement plan estimated membership. The overall growth in Medicare estimated membership was due to increased sales of Medicare Advantage plans.

Individual and family plan estimated membership as of June 30, 2021 declined 7% compared to estimated membership as of June 30, 2020 due to overall market conditions in the individual and family plan market, despite the recent stabilization and improvement, and the shift of our investment towards Medicare. Ancillary plan estimated membership as of June 30, 2021 declined 4% compared to estimated membership as of June 30, 2020 primarily as a result of the decline in dental and short-term health plans estimated membership.

Member Acquisition

Marketing initiatives are an important component of our strategy to increase revenue and are primarily designed to encourage consumers to complete an application for health insurance. Variable marketing cost represents direct costs incurred in member acquisition from our direct, marketing partners and online advertising channels. In addition, we incur customer care and enrollment (“CC&E”) expenses in assisting applicants during the enrollment process. Variable marketing costs exclude fixed overhead costs, such as personnel related costs, consulting expenses, facilities and other operating costs allocated to the marketing and advertising department.

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

	Three Months Ended June 30,		% Change
	2021	2020
Medicare:
Estimated CC&E cost per approved MA-equivalent approved member (1)	$418	$354	18%
Estimated variable marketing cost per MA-equivalent approved member (1)	412	334	23%
Total Medicare estimated cost per approved member	$830	$688	21%
Individual and Family Plan:
Estimated CC&E cost per IFP-equivalent approved member (2)	$103	$105	(2)%
Estimated variable marketing cost per IFP-equivalent approved member (2)	65	60	8%
Total IFP estimated cost per approved member	$168	$165	2%
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

Estimated CC&E cost per approved MA-equivalent member increased 18% in the three months ended June 30, 2021 compared to the same period in 2020 due to an earlier start in our increase in internal agent headcount with the goal of staffing our telesales capacity with at least 90% of internal agents for the Medicare annual enrollment period this year. We believe this investment in internal telesales capacity will better position us for enrollment growth in the fourth quarter annual enrollment period and to improve enrollment quality. Estimated variable marketing cost per MA-equivalent member increased 23% partially due to the COVID-related special enrollment period that occurred primarily in 2020 benefiting our conversion rates both online and in our call centers, as a significantly higher proportion of inbound website visitors and callers were eligible to switch plans. The increase in marketing cost per MA-equivalent member was also driven by an ongoing shift away from the traditional channels and focus more on our online advertising channel which carries higher per enrollment marketing costs but lower customer care and enrollment costs.

Estimated CC&E cost per approved IFP-equivalent member decreased 2% in the three months ended June 30, 2021 compared to the same period in 2020 due primarily to an increase in agent productivity. Estimated variable marketing cost per IFP-equivalent member increased 8% in the three months ended June 30, 2021 compared to the same period in 2020 due to an increase in marketing costs to drive enrollment growth.

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
•Stock-Based Compensation; and
•Accounting for Income Taxes.

There have been no changes to our critical accounting policies and estimates described in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 26, 2021 and amended on April 29, 2021, that have had a significant impact on our condensed consolidated financial statements and related notes. Please refer to Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020, for a complete discussion of our other critical accounting policies and estimates.

Results of Operations

Our operating results and related percentage of total revenue are summarized below for the periods presented (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
Revenue:
Commission	$89,823	93%	$80,773	91%	$216,875	94%	$180,442	92%
Other	6,734	7%	7,993	9%	13,896	6%	14,732	8%
Total revenue	96,557	100%	88,766	100%	230,771	100%	195,174	100%
Operating costs and expenses (1)
Cost of revenue	246	—%	540	1%	1,242	1%	1,678	1%
Marketing and advertising	44,581	46%	32,873	37%	95,455	41%	70,637	36%
Customer care and enrollment	38,362	40%	27,148	31%	72,524	31%	57,683	30%
Technology and content	20,464	21%	13,373	15%	43,627	19%	29,113	15%
General and administrative	18,118	19%	20,713	23%	41,172	18%	40,366	21%
Amortization of intangible assets	119	—%	373	—%	295	—%	920	—%
Restructuring charges	—	—%	—	—%	2,431	1%	—	—%
Total operating costs and expenses	121,890	126%	95,020	107%	256,746	111%	200,397	103%
Loss from operations	(25,333)	(26)%	(6,254)	(7)%	(25,975)	(11)%	(5,223)	(3)%
Other income, net	172	—%	452	1%	322	—%	825	—%
Loss before benefit from income taxes	(25,161)	(26)%	(5,802)	(7)%	(25,653)	(11)%	(4,398)	(2)%
Benefit from income taxes	(6,752)	(7)%	(2,432)	(3)%	(6,444)	(3)%	(4,480)	(2)%
Net income (loss)	$(18,409)	(19)%	$(3,370)	(4)%	$(19,209)	(8)%	$82	—%
____________

(1)Operating costs and expenses include the following amounts of stock-based compensation expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Marketing and advertising	$2,140	$1,539	$4,625	$3,269
Customer care and enrollment	692	573	1,161	1,235
Technology and content	2,360	(82)	5,103	1,535
General and administrative	3,053	4,646	8,758	9,351
Total stock-based compensation expense	$8,245	$6,676	$19,647	$15,390

Revenue

Our commission revenue, other revenue and total revenue are summarized as (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	$	%	2021	2020	$	%
Commission	$89,823	$80,773	$9,050	11%	$216,875	$180,442	$36,433	20%
% of total revenue	93%	91%			94%	92%
Other	6,734	7,993	(1,259)	(16)%	13,896	14,732	(836)	(6)%
% of total revenue	7%	9%			6%	8%
Total revenue	$96,557	$88,766	$7,791	9%	$230,771	$195,174	$35,597	18%

Three Months Ended June 30, 2021 and 2020 – Commission revenue increased $9.1 million, or 11%, during the three months ended June 30, 2021 compared to the same period in 2020 due to a $14.9 million increase in commission revenue from the Individual, Family and Small Business segment, partially offset by a $5.8 million decrease in commission revenue from the Medicare segment.

The decrease in commission revenue from the Medicare segment was primarily due to lower LTVs and a decrease in net commission revenue from Medicare members approved in prior periods, or negative adjustment revenue, which was primarily attributable due to Medicare Part D prescription drug plans. The increase in commission revenue from the Individual, Family and Small Business segment was primarily driven by a $13.8 million increase in net adjustment revenue, 78% increase in individual and family major medical plan approved members, 35% increase in dental plan approved members and 21% increase in vision plan approved members. The increase in net adjustment revenue from the Individual, Family and Small Business segment was attributable to increase in LTV and higher demand of individual and family plans, dental and vision products. See Segment Information below for further discussion.

Other revenue declined $1.3 million, or 16%, during the three months ended June 30, 2021 compared to the same period in 2020 due to a decrease in sponsorship and advertising revenue.

Six Months Ended June 30, 2021 and 2020 – Commission revenue increased $36.4 million, or 20%, during the six months ended June 30, 2021 compared to the same period in 2020 due to a $18.8 million increase in commission revenue from the Medicare segment and a $17.6 million increase in commission revenue from the Individual, Family and Small Business segment.

The increase in commission revenue from the Medicare segment was driven by a 33% increase in Medicare plan approved members, primarily attributable to a 48% growth in Medicare Advantage plan approved members compared to 2020, partially offset by lower LTVs and a decrease in net commission revenue from Medicare members approved in prior periods which was primarily attributable to Medicare Part D prescription drug plans. The increase in commission revenue from the Individual, Family and Small Business segment was primarily driven by a $15.7 million increase in net adjustment revenue, 42% increase in individual and family major medical plan approved members, 24% increase in dental plan approved members and 16% increase in vision plan approved members. See Segment Information below for further discussion.

Other revenue decreased $0.8 million, or 6%, during the six months ended June 30, 2021 compared to the same period in 2020 due to a decrease in sponsorship and advertising revenue.

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

Our cost of revenue is summarized as follows (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	$	%	2021	2020	$	%
Cost of revenue	$246	$540	$(294)	(54)%	$1,242	$1,678	$(436)	(26)%
% of total revenue	1%	—%			1%	1%

Three Months Ended June 30, 2021 and 2020 – Cost of revenue decreased by $0.3 million during the three months ended June 30, 2021, compared to the same period in 2020, primarily due to decreased activity from our revenue sharing arrangements.

Six Months Ended June 30, 2021 and 2020 – Cost of revenue decreased by $0.4 million during the three months ended June 30, 2021, compared to the same period in 2020, primarily due to decreased activity from our revenue sharing arrangements.

Marketing and Advertising

Marketing and advertising expenses consist primarily of member acquisition expenses associated with our direct, marketing partner and online advertising member acquisition channels, in addition to compensation and other expenses related to marketing, business development, partner management, public relations and carrier relations personnel who support our offerings.

Our marketing and advertising expenses are summarized as follows (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	$	%	2021	2020	$	%
Marketing and advertising	$44,581	$32,873	$11,708	36%	$95,455	$70,637	$24,818	35%
% of total revenue	46%	37%			41%	36%

Three Months Ended June 30, 2021 and 2020 – Marketing and advertising expenses increased $11.7 million, or 36%, during the three months ended June 30, 2021 compared to the same period in 2020, primarily driven by an $11.9 million increase in Medicare plan related variable advertising and $0.6 million in stock-based compensation expenses, partially offset by decreases of $0.5 million in consulting expenses and $0.5 million in personnel and compensation costs. The increase in variable advertising expenses was due to an increase in our advertising expense through our partner and online channels.

Six Months Ended June 30, 2021 and 2020 – Marketing and advertising expenses increased $24.8 million, or 35%, during the six months ended June 30, 2021 compared to the same period in 2020, primarily driven by a $25.9 million increase in Medicare plan related variable advertising and $1.3 million in stock-based compensation expenses, partially offset by decreases of $1.6 million in consulting expenses and $1.2 million in personnel and compensation costs. The increase in variable advertising expenses was due to an increase in our advertising expense through our partner and online channels.

Customer Care and Enrollment

Customer care and enrollment expenses primarily consist of compensation, benefits, and licensing costs for personnel engaged in assistance to applicants who call our customer care center and for enrollment personnel who assist applicants during the enrollment process. Our customer care and enrollment expenses also include third-party call center costs.

Our customer care and enrollment expenses are summarized as follows (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	$	%	2021	2020	$	%
Customer care and enrollment	$38,362	$27,148	$11,214	41%	$72,524	$57,683	$14,841	26%
% of total revenue	40%	31%			31%	30%

Three Months Ended June 30, 2021 and 2020 – Customer care and enrollment expenses increased $11.2 million, or 41%, during the three months ended June 30, 2021 compared to the same period in 2020, primarily due to increases of $7.5 million in personnel costs associated with an increase in customer care and enrollment headcount as we focus on the expansion of our internal telesales team to strengthen our resources in advance of the AEP as noted below, $2.4 million in consulting expenses, and $0.6 million in licensing costs.

Six Months Ended June 30, 2021 and 2020 – Customer care and enrollment expenses increased $14.8 million, or 26%, during the six months ended June 30, 2021 compared to the same period in 2020, primarily due to an increase of $13.6 million in personnel costs associated with an increase in customer care and enrollment headcount as noted below, $1.4 million in consulting expenses, and $0.6 in facilities and other costs, partially offset by decreases of $1.1 million in licensing costs. The decrease in licensing costs was primarily due to previously over-recognized licensing costs that were adjusted during the first quarter of 2021.

We have shifted to a predominantly internal agent model and intend to employ and maintain the majority of our health insurance agent force year-round. In 2021, we started internal agent hiring and training earlier in the year compared to 2020, with the largest headcount increase planned for the second and third quarters. During the three months ended June 30, 2021, we made progress expanding and enhancing our telesales organization and continued to scale our digital business. We anticipate additional spend on agent training and the expansion of our customer service team in the third and fourth quarters, including the addition of a new customer care role to verify Medicare enrollments prior to submission and expanding our quality assurance efforts. Over time, we expect for these initiatives to result in improved agent efficiency, higher LTVs, as well as stronger consumer awareness of our choice platform.

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

Our technology and content expenses are summarized as follows (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	$	%	2021	2020	$	%
Technology and content	$20,464	$13,373	$7,091	53%	$43,627	$29,113	$14,514	50%
% of total revenue	21%	15%			19%	15%

Three Months Ended June 30, 2021 and 2020 – Technology and content expenses increased $7.1 million, or 53%, during the three months ended June 30, 2021 compared to the same period in 2020 primarily driven by increases of $2.6 million in personnel and compensation costs due to higher headcount, $2.4 million in stock-based compensation expense, and $1.2 million in amortization of internal software development costs.

Six Months Ended June 30, 2021 and 2020 – Technology and content expenses increased $14.5 million, or 50%, during the six months ended June 30, 2021 compared to the same period in 2020 primarily driven by increases of $5.8 million in personnel and compensation costs due to higher headcount, $3.6 million in stock-based compensation expense, $2.5 million in amortization of internal software development costs, $1.8 million in facilities and other operating costs.

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

Our general and administrative expenses are summarized as follows (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	$	%	2021	2020	$	%
General and administrative	$18,118	$20,713	$(2,595)	(13)%	$41,172	$40,366	$806	2%
% of total revenue	19%	23%			18%	21%

Three Months Ended June 30, 2021 and 2020 – General and administrative expenses decreased $2.6 million, or 13%, during the three months ended June 30, 2021 compared to the same period in 2020, primarily driven by decreases of $1.6 million stock-based compensation expenses, $1.5 million in personnel and compensation costs, and $1.1 million in consulting expenses, partially offset by an increase of $1.0 million in shareholder engagement costs.

Six Months Ended June 30, 2021 and 2020 – General and administrative expenses increased $0.8 million, or 2%, during the six months ended June 30, 2021 compared to the same period in 2020, primarily driven by increases of $0.7 million in consulting expenses, $0.6 million stock-based compensation expenses, and $0.6 million in personnel and compensation costs, partially offset by an increase of $1.0 million in shareholder engagement costs.

Amortization of Intangible Assets

Our intangible asset amortization expense is summarized as follows (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	$	%	2021	2020	$	%
Amortization of intangible assets	$119	$373	$(254)	(68)%	$295	$920	$(625)	(68)%
% of total revenue	—%	—%			—%	—%

Amortization expense was primarily related to intangible assets purchased through our acquisitions. Amortization expense decreased during the three and six months ended June 30, 2021 compared to the same periods in 2020 due to certain intangible assets being fully amortized during the three and six months ended June 30, 2021.

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

Our restructuring charges is summarized as follows (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	$	%	2021	2020	$	%
Restructuring charges	$—	$—	$—	*	$2,431	$—	$2,431	*
% of total revenue	—%	—%			1%	—%

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

Our other income, net is summarized as follows (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	$	%	2021	2020	$	%
Other income, net	$172	$452	$(280)	(62)%	$322	$825	$(503)	(61)%
% of total revenue	—%	1%			—%	—%

Three Months Ended June 30, 2021 and 2020 – Other income, net decreased $0.3 million during the three months ended June 30, 2021 compared to the same period in 2020 due primarily to a decrease in interest income.

Six Months Ended June 30, 2021 and 2020 – Other income, net decreased $0.5 million during the six months ended June 30, 2021 compared to the same period in 2020 due primarily to a decrease in interest income.

Benefit from Income Taxes

Our benefit from income taxes are summarized as follows (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	$	%	2021	2020	$	%
Benefit from income taxes	$(6,752)	$(2,432)	$(4,320)	178%	$(6,444)	$(4,480)	$(1,964)	44%
Effective tax rate	26.8%	41.9%			25.1%	101.9%

Three Months Ended June 30, 2021 and 2020 – Our effective tax rate of 26.8% for the three months ended June 30, 2021 was lower compared to 41.9% for the three months ended June 30, 2020 primarily due to a decrease in excess tax benefits associated with stock-based compensation. Our effective tax rate for the three months ended June 30, 2021 and 2020 were higher than the statutory federal tax rate due primarily to stock-based compensation adjustments, and non-deductible lobbying expenses and state taxes, partially offset by research and development credits.

Six Months Ended June 30, 2021 and 2020 – Our effective tax rate of 25.1% for the six months ended June 30, 2021 was lower compared to 101.9% for the six months ended June 30, 2020 primarily due to a decrease in excess tax benefits associated with stock-based compensation. Our effective tax rate for the six months ended June 30, 2021 and 2020 were higher than the statutory federal tax rate due primarily to stock-based compensation adjustments, and non-deductible lobbying expenses and state taxes, partially offset by research and development credits.

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

Our operating segment revenue and profit are summarized as follows (in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	$	%	2021	2020	$	%
Revenue:
Medicare	$73,231	$80,379	$(7,148)	(9)%	$194,252	$176,530	$17,722	10%
Individual, Family and Small Business	23,326	8,387	14,939	178%	36,519	18,644	17,875	96%
Total revenue	$96,557	$88,766	$7,791	9%	$230,771	$195,174	$35,597	18%
Segment profit:
Medicare segment profit (loss) (1)	$(17,804)	$14,996	$(32,800)	(219)%	$6,741	$38,132	$(31,391)	(82)%
Individual, Family and Small Business segment profit (1)	17,925	2,738	15,187	555%	25,977	5,666	20,311	358%
Total segment profit	121	17,734	(17,613)	(99)%	32,718	43,798	(11,080)	(25)%
Corporate	(13,093)	(14,347)	1,254	(9)%	(28,379)	(27,795)	(584)	2%
Stock-based compensation expense	(8,245)	(6,676)	(1,569)	24%	(19,647)	(15,390)	(4,257)	28%
Depreciation and amortization (2)	(3,997)	(2,592)	(1,405)	54%	(7,941)	(4,916)	(3,025)	62%
Amortization of intangible assets	(119)	(373)	254	(68)%	(295)	(920)	625	(68)%
Restructuring charges	—	—	—	*	(2,431)	—	(2,431)	*
Other income, net	172	452	(280)	(62)%	322	825	(503)	(61)%
Loss before benefit from income taxes	$(25,161)	$(5,802)	$(19,359)	334%	$(25,653)	$(4,398)	$(21,255)	483%
_______

*     Percentage calculated is not meaningful.
(1)During the first quarter of 2021, we revised the calculation of segment profit by excluding amortization of capitalized software development costs to enhance comparability of our financial metrics with peer companies. The amortization of capitalized software development costs were $2.9 million and $1.7 million for the three months ended June 30, 2021 and 2020, respectively, and were $5.7 million and $3.2 million for the six months ended June 30, 2021 and 2020.
(2)Depreciation and amortization has been adjusted to include amortization of software development costs.

Revenue

Three Months Ended June 30, 2021 and 2020 – Revenue from our Medicare segment declined $7.1 million, or 9%, during the three months ended June 30, 2021 compared to the same period in 2020, primary attributable to a decrease in net adjustment revenue, partially offset by an increase in commission revenue from members approved during the period. The decrease in net adjustment revenue was largely attributable to our Medicare Part D prescription drug plans.

Revenue from our Individual, Family and Small Business segment grew $14.9 million, or 178%, during the three months ended June 30, 2021 compared to the same period in 2020, primarily attributable to a $13.8 million increase in net adjustment revenue. Despite the extension of the special enrollment period through August 15, 2021 combined with greater government incentives, we continued to observe stronger member retention rates in our LTV assessments for the majority of the earlier period cohorts of certain products in our Individual, Family and Small Business segment. Based on our evaluation of the updated LTV models and retention trends, we recognized $15.8 million in net adjustment revenue during the three months ended June 30, 2021.

Six Months Ended June 30, 2021 and 2020 – Revenue from our Medicare segment grew $17.7 million, or 10%, during the six months ended June 30, 2021 compared to the same period in 2020, primary attributable to an increase in Medicare Advantage plan related commission revenue of $45.7 million, partially offset by lower LTVs and a $21.2 million decrease in net adjustment revenue which was largely attributable to our Medicare Part D prescription drug plans. The increase in Medicare Advantage commission revenue was driven by 48% growth in Medicare Advantage plan approved members.

Revenue from our Individual, Family and Small Business segment grew $17.9 million, or 96%, during the six months ended June 30, 2021 compared to the same period in 2020, primarily attributable to a $17.6 million increase in commission revenue. Despite the extension of the special enrollment period through August 15, 2021 combined with greater government incentives, we continued to observe stronger member retention rates in our LTV assessments for the majority of the earlier period cohorts of certain products in our Individual, Family and Small Business segment. Based on our evaluation of the updated LTV models and retention trends, we recognized $19.1 million in net adjustment revenue, an increase of $15.7 million during the six months ended June 30, 2021 compared to the same period in 2020. Our Individual, Family and Small Business segment is benefiting from the passage of the American Rescue Plan Act in March 2021. This legislation expanded access to premium credits making individual and family health plans more affordable, which allows a larger population to get quality coverage that our major medical plans offer.

Segment Profit

Three Months Ended June 30, 2021 and 2020 – Our Medicare segment loss was $17.8 million during the three months ended June 30, 2021, a decrease of $32.8 million, or 219%, compared to segment profit of $15.0 million for the same period in 2020. This was primarily due to a $7.1 million decrease in revenue and a $25.7 million increase in operating expenses, excluding stock-based compensation expense, depreciation and amortization expenses, and amortization of intangible assets. The increase in operating expenses was mostly attributable to increases in marketing costs and customer care and enrollment costs as we continued to invest in telesales capacity, internal agent counts, agent productivity tools and incentives, customer engagement and retention initiatives, and enhancements to our technology platform.

Our Individual, Family and Small Business segment profit was $17.9 million during the three months ended June 30, 2021, an increase of $15.2 million, or 555% compared to the same period in 2020. The increase was primarily driven by a $14.9 million increase in revenue and a $0.2 million decrease in operating expenses, excluding stock-based compensation expense, depreciation and amortization expenses, and amortization of intangible assets.

Six Months Ended June 30, 2021 and 2020 – Our Medicare segment profit was $6.7 million during the six months ended June 30, 2021, a decrease of $31.4 million, or 82%, compared to the same period in 2020. This was primarily due to a $49.1 million increase in operating expenses, excluding stock-based compensation expense, depreciation and amortization expenses, and amortization of intangible assets, partially offset by a $17.7 million increase in revenue. The increase in operating expenses was mostly attributable to increases in marketing costs and customer care and enrollment costs as we continued to invest in telesales capacity, internal agent counts, agent productivity tools and incentives, customer engagement and retention initiatives, and enhancements to our technology platform.

Our Individual, Family and Small Business segment profit was $26.0 million during the six months ended June 30, 2021, an increase of $20.3 million, or 358% compared to the same period in 2020. The increase was primarily driven by a $17.9 million increase in revenue and a $2.4 million decrease in operating expenses, excluding stock-based compensation expense, depreciation and amortization expenses, and amortization of intangible assets.

Liquidity and Capital Resources

Our cash, cash equivalents, and short-term marketable securities are summarized as follows (in thousands):

	June 30, 2021	December 31, 2020
Cash and cash equivalents	$229,260	$43,759
Short-term marketable securities	75,830	49,620
Total cash, cash equivalents, and short-term marketable securities	$305,090	$93,379

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

As of June 30, 2021, our cash and cash equivalents totaled $229.3 million. Cash equivalents, which are comprised of financial instruments with an original maturity of 90 days or less from the date of purchase, primarily consist of money market funds and commercial paper. The increase in cash and cash equivalents reflects $10.7 million of net cash provided by operating activities and $211.1 million of net cash provided by financing activities, partially offset by $36.3 million of net cash used in investing activities. We also maintained $3.4 million in restricted cash as of June 30, 2021 and December 31, 2020.

The following table presents a summary of our cash flows for the six months ended June 30, 2021 (in thousands):

	Six Months Ended June 30,
	2021	2020
Net cash provided by (used in) operating activities	$10,726	$(12,398)
Net cash used in investing activities	(36,344)	(146,569)
Net cash provided by financing activities	211,093	212,344

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

A significant portion of our marketing and advertising expense is driven by the number of health insurance applications submitted on our ecommerce platforms. Since our marketing and advertising costs are expensed and generally paid as incurred, and since commission revenue is recognized upon approval of a member but commission payments are paid to us over time, our operating cash flows could be adversely impacted by a substantial increase in the volume of applications submitted during a quarter or positively impacted by a substantial decline in the volume of applications submitted during a quarter. During the Medicare annual enrollment period that takes place during the last quarter of each year and the reintroduced Medicare Advantage open enrollment period in the first quarter of the year, we experience an increase in the number of submitted Medicare-related health insurance applications and marketing and advertising expenses compared to outside of these enrollment periods. Similarly, during the open enrollment period for individual and family health insurance plans which typically takes place during the fourth quarter of each year, we experience an increase in the number of submitted individual and family plan health insurance applications and marketing and advertising expenses compared to outside of open enrollment periods. The timing of enrollment periods for individual and family health insurance plans, the Medicare annual enrollment period and the open enrollment period for Medicare-related health insurance can positively or negatively affect our cash flows during each quarter.

Six Months Ended June 30, 2021 – Net cash provided by operating activities was $10.7 million during the six months ended June 30, 2021, primarily driven by changes in net operating assets and liabilities of $8.7 million and adjustments for non-cash items of $21.3 million, partially offset by a net loss of $19.2 million. Adjustments for non-cash items primarily consisted of $19.6 million of stock-based compensation expense, $6.0 million of amortization of intangible assets and internally-developed software, and $2.2 million of depreciation and amortization, partially offset by a $7.4 million decrease due to the change in deferred income taxes. Cash used from changes in net operating assets and liabilities during the six months ended June 30, 2021 primarily consisted of decreases of $37.0 million in contract assets – commissions receivable and $4.3 million in prepaid expenses and other current asset, partially offset by decreases of $21.4 million in accounts payable, $7.6 million in accrued marketing expense, and $3.7 million in accrued compensation and benefits.

Six Months Ended June 30, 2020 – Net cash provided by operating activities was $12.4 million during the six months ended June 30, 2020, primarily driven by changes in net operating assets and liabilities of $29.4 million, partially offset by adjustments for non-cash items totaling $17.0 million. Adjustments for non-cash items primarily consisted of $15.4 million of stock-based compensation expense, $4.2 million of amortization of intangible assets and internally developed software, and $1.7 million of depreciation and amortization, partially offset by a $4.5 million decrease due to the change in deferred income taxes. Cash used from changes in net operating assets and liabilities during the six months ended June 30, 2020 primarily consisted of decreases of $17.5 million in accounts payable, $7.8 million in accrued compensation and benefits, $7.3 million in accrued marketing expenses, $2.5 million in deferred revenue, and a $1.0 million increase in prepaid expenses and other assets, partially offset by a decrease of $4.8 million in contract assets – commissions receivable and an increase of $2.2 million in accrued expenses and other liabilities.

Investing Activities

Our investing activities primarily consist of purchases, maturities, and redemptions of marketable securities as well as purchases of computer hardware and software to enhance our website and customer care operations, leasehold improvements related to facilities expansion, capitalized internal-use software and website development costs and security deposit payments.

Six Months Ended June 30, 2021 – Net cash used in investing activities of $36.3 million for the six months ended June 30, 2021 mainly consisted $67.8 million used to purchase marketable securities, $7.3 million in capitalized internal-use software and website development costs and $2.7 million used to purchase property and equipment and other assets, partially offset by $41.5 million proceeds from the maturities and redemptions of marketable securities.

Six Months Ended June 30, 2020 – Net cash used in investing activities of $146.6 million for the six months ended June 30, 2020 was due to $147.5 million in purchases of marketable securities, $7.6 million in capitalized internal-use software and website development costs and $4.7 million used to purchase property and equipment and other assets, partially offset by $13.3 million proceeds from the maturities and redemptions of marketable securities.

Financing Activities

Six Months Ended June 30, 2021 – Net cash provided by financing activities of $211.1 million for the six months ended June 30, 2021 was primarily due to $214.0 million net proceeds from issuance of convertible preferred stock and $3.1 million net proceeds from exercise of common stock options, partially offset by $5.9 million repurchase of shares to satisfy employee tax withholding obligation.

Six Months Ended June 30, 2020 – Net cash provided by financing activities of $212.3 million for the six months ended June 30, 2020 was primarily due to $228.0 million net proceeds from the issuance of common stock in a public equity offering and $1.3 million of net proceeds from the exercise of common stock options, partially offset by $8.8 million of acquisition-related contingent payments and $8.2 million repurchase of shares to satisfying employee tax withholding obligations.

Convertible Preferred Stock

On April 30, 2021 (the “Closing Date”), we issued and sold 2,250,000 shares of our newly designated Series A convertible preferred stock at an aggregate purchase price of $225.0 million, at a price of $100 (the “Stated Value” per share of Series A preferred stock) per share. We received $214.0 million net proceeds from the private placement with H.I.G., net of sales commissions and certain transaction fees.

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

As of June 30, 2021, no shares of the Series A preferred stock have been converted and the balance of our Series A preferred stock was $218.5 million, including a change in the redemption value of $1.4 million and the accrued paid-in-kind dividends of $3.1 million, which was equivalent to 2.9 million shares of common stock on an as-converted basis. See Note 6 – Convertible Preferred Stock in our Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information.

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

As of June 30, 2021, we had no outstanding principal amount under our revolving credit facility. See Note 12 – Debt of Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information regarding this credit agreement and subsequent amendment.

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

Contractual Obligations and Commitments

Our material contractual obligation generally include operating lease liabilities and non-cancellable contractual service and licensing obligations. See Note 10 – Leases in the Notes to Condensed Consolidated Financial Statements for information about our operating lease obligations. See Note 8 – Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements for the information about our non-cancellable contractual service and licensing obligations.

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

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

Our cash, cash equivalents, short-term marketable securities, and restricted cash are summarized as follows (in thousands):

	June 30, 2021	December 31, 2020
Cash and cash equivalents (1) (2)	$229,260	$43,759
Short-term marketable securities (2)	75,830	49,620
Restricted cash	3,354	3,354
Total cash, cash equivalents, short-term marketable securities, and restricted cash	$308,444	$96,733
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

Our portfolio of available-for-sale debt securities is exposed to credit and interest rate risk. As of June 30, 2021, we invested $75.8 million in marketable securities primarily consisting of commercial paper, agency bonds, and a corporate bond with credit rating of AA or equivalent by S&P Rating and Moody's Investor Services. The maturity of these securities were less than one year. See Note 4 – Fair Value Measurements in our Notes to Condensed Consolidated Financial Statements for further discussion on our available-for-sale debt securities.

As of June 30, 2021, our net contract assets consisted of commissions receivable balance of $755.6 million. Our contracts with carriers expose us to credit risk that a financial loss could be incurred if the counterparty does not fulfill its financial obligation. While we are exposed to credit losses due to the non-performance of our counterparties, we consider the risk of this remote. We estimate our maximum credit risk in determining the commissions receivable amount recorded on the balance sheet. We had a $1.8 million allowance for credit losses for our commissions receivable balance as of June 30, 2021.

Our total contract assets and accounts receivable as of June 30, 2021 and December 31, 2020 are summarized as follows (in thousands):

	June 30, 2021	December 31, 2020
Contract assets – commissions receivable – current	$181,673	$219,153
Contract assets – commissions receivable – non-current	573,949	573,252
Accounts receivable	3,534	1,799
Total contract assets and accounts receivable	$759,156	$794,204

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

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Our Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief accounting officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Quarterly Report on Form 10-Q.

Based on management’s evaluation, our chief executive officer and chief accounting officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief accounting officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our chief executive officer and chief accounting officer, believes that our disclosure controls and our internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, our management does not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

In the ordinary course of our business, we have received and may continue to receive inquiries from state and federal regulators relating to various matters. We have become, and may in the future become, involved in litigation in the ordinary course of our business. If we are found to have violated laws or regulations in any jurisdiction, we could be subject to various fines and penalties, including revocation of our license to sell insurance in those states, and our business, operating results and financial condition would be harmed. Revocation of any of our licenses or penalties in one jurisdiction could cause our license to be revoked or for us to face penalties in other jurisdictions. In addition, without a health insurance license in a jurisdiction, carriers would not pay us commissions for the products we sold in that jurisdiction, and we would not be able to sell new health insurance products in that jurisdiction. We could also be harmed to the extent that related publicity damages our reputation as a trusted source of objective information relating to health insurance and its affordability. It could also be costly to defend ourselves regardless of the outcome. Our material legal proceedings are described in Part I, Item I of this Quarterly Report on Form 10-Q in the Notes to Condensed Consolidated Financial Statements in Note 8 – Commitments and Contingencies.

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

Summary of Risk Factors

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
•Our financial results will be adversely impacted if our membership does not grow or if member retention does not improve and plan terminations do not decline.
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

The market for selling health insurance plans is highly competitive. We compete with government-run health insurance exchanges, among others, with respect to our sale of Medicare-related and individual and family health insurance. The federal government operates a website where Medicare beneficiaries can purchase Medicare Advantage and Medicare Part D prescription drug plans or be referred to carriers to purchase Medicare Supplement plans. We also compete with the original Medicare program. The Affordable Care Act exchanges have websites where individuals and small businesses can purchase health insurance, and they also have offline customer support and enrollment capabilities. Our competitors also include local insurance agents across the United States who sell health insurance plans in their communities, companies that advertise primarily through television, and companies that operate websites that provide quote information or the opportunity to purchase health insurance online, including lead aggregator services. Many health insurance carriers also directly market and sell their plans to consumers through call centers, Internet advertising and their own websites. Although we offer health insurance plans for many of these carriers, they also compete with us by offering their plans directly to consumers. In recent years, we also have seen increased competition from national telesales insurance brokers.

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

Competitive pressures from government-run health insurance exchanges and other competitors may result in our experiencing increased marketing costs, especially during the Medicare annual enrollment period, decreased demand and loss of market share, increased health insurance plan termination and member turnover, reduction in our membership or revenue and may otherwise harm our business, operating results and financial condition.
Our business may be harmed if we lose our relationship with health insurance carriers or our relationship with health insurance carriers is modified.

We typically enter into contractual relationships with health insurance carriers that are non-exclusive and terminable on short notice by either party for any reason. In many cases, health insurance carriers also may amend the terms of our agreements unilaterally, including commission rates, on short notice. Health insurance carriers may decide to reduce our commissions, rely on their own internal distribution channels to sell their own plans, determine not to sell their plans or otherwise limit or prohibit us from selling their plans. Carriers may also amend our agreements with them for a variety of reasons, including for competitive or regulatory reasons, dissatisfaction with the economics of the members that we place with them or because they do not want to be associated with our brand. The termination of our relationship with a health insurance carrier, the reduction of commission rates, or the amendment of or change in our relationship with a carrier has in the past, and may in the future, reduce the variety, quality and affordability of health insurance plans we offer, cause a loss of commission payments, including commissions for past and/or future sales, cause a reduction in the estimated constrained LTVs we use for revenue recognition purposes, result in a loss of existing and potential members, adversely impact our profitability or have other adverse impacts, which could harm our business, operating results and financial condition. Health insurance carriers may also determine to exit certain states or increase premiums to a significant degree, which could cause our members’ health insurance to be terminated or our members to purchase new health insurance or determine not to pay for health insurance at all. If we lose these members, our business, operating results and financial condition could be harmed.

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

We may also temporarily or permanently lose the ability to market and sell Medicare plans for one or more of our Medicare plan carriers. The regulations applicable to the business of selling Medicare-related health insurance are complex and frequently change. If we or our health insurance agents violate any of the requirements imposed by CMS, state laws or regulations, a health insurance carrier may terminate our relationship or CMS may penalize a health insurance carrier by suspending or terminating the carrier's ability to market and sell Medicare plans. Health insurance carriers may also terminate their relationship with us or require us to take corrective action if our Medicare product sales or marketing give rise to too many complaints. Given the concentration of our Medicare plan sales in a small number of carriers, if we lose a relationship with a health insurance carrier to market their Medicare plans, even temporarily, or if the health insurance carrier loses its Medicare product membership, our business, operating results and financial condition would be harmed.
Our financial results will be adversely impacted if our membership does not grow or if member retention does not improve and plan terminations do not decline.

We receive commissions from health insurance carriers for health insurance plans sold through us. When one of these plans is canceled, or if we otherwise do not remain the agent on the plan, we no longer receive the related commission payment. Our members and/or health insurance carriers may choose to discontinue their health insurance plans for a variety of reasons. Consumers may also purchase individual and family and Medicare-related health insurance plans directly from other sources, such as our competitors, and we would not remain the agent on the policy and receive the related commission. Medicare Advantage plan and Medicare Part D prescription drug plan enrollees may select another plan during the Medicare annual enrollment period that occurs in the fourth quarter every year. Medicare Advantage plan enrollees may also select another plan during the Medicare Advantage open enrollment period that occurs in the first quarter of the year. In addition, certain individuals are permitted to enroll, disenroll or change their Medicare Advantage or Medicare Part D prescription drug plans during special enrollment periods. We experienced an increased plan termination rate in our Medicare membership in 2020 and 2021 above historical levels prior to 2020. While we have implemented measures to improve member retention, if our Medicare Advantage and other health insurance plan termination rates do not decline in subsequent quarters, our business, operating results and financial condition would be harmed. In addition, enrollment periods could cause us to further experience increased termination rates in the future, which could adversely impact our business, operating results and financial condition.

Any decrease in the amount of time we retain our members on the health insurance plans that they purchased through us could adversely impact the estimated constrained LTVs we use for purposes of recognizing revenue, which would harm our business, operating results and financial condition. For example, our Medicare Advantage plan and Medicare Part D prescription drug plan LTVs have been negatively impacted by increased plan termination rates. While we have recently placed a stronger operational focus on member retention, there are no assurances that investments we make to pursue retention initiatives will result in a decline in health insurance plan termination rate and/or improvement in our constrained LTVs in the future. We have taken and may take additional actions with the goal to improve customer experience, enhance accuracy of plan recommendations, reduce rapid disenrollment and beneficiary complaints, and improve the quality of our enrollments. For example, in the third quarter of 2021, we introduced mandatory additional training for our agents and added a new customer care role to verify Medicare enrollments for some of our health insurance carriers prior to submission. While our focus on enrollment quality could improve retention rates and increase LTVs of our Medicare products, it has led to lower call conversion rates and longer average talk times for telephonic enrollments, which could harm our business, operating results and financial condition. If member retention does not improve and plan terminations do not decline, our business, operating results and financial condition would be harmed. If we experience higher health insurance plan termination rates than we estimated when we recognized commission revenue, we may not collect all of the related commissions receivable, which could result in a reduction in LTV and a write-off of contract assets - commissions receivable, which would harm our business, operating results and financial condition.

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

COVID-19 and public health crises, illness, epidemics or pandemics, in general, and any associated disruption to our call center and service operations, in particular, could materially impact our business, operations and financial condition. In an effort to mitigate the spread of COVID-19, and to comply with applicable government directives, we currently operate with a combination of remote and in-office work in the United States and have implemented new business protocols for employees who have resumed work in our offices. As we begin to reopen our offices at higher capacity, we may implement additional safety measures for our employees. A potential COVID-19 infection of any of our employees could adversely impact our operations, including resulting in the sudden closure of any of our offices. Our business operations may be disrupted if key personnel or significant portions of our employees are unable to work effectively, especially if such disruption occurs during or in our preparation for the Medicare annual enrollment period. We have had to adjust our business operations, including onboarding and training new health insurance agents remotely and, until recently, asking all employees to work from home, with many employees continuing to work remotely, which could cause operational difficulties, reduce the effectiveness of our agents in selling health insurance and impair our ability to manage our business. An increased number of employees in a remote work environment may exacerbate certain risks to our business, including an increased demand for information technology resources, increased risk of phishing and other cybersecurity attacks, and increased risk of unauthorized dissemination of sensitive personal information or proprietary or confidential information about us or our customers or other third-parties. Our business operations and recruitment efforts could be impacted if government offices, including CMS and state departments of insurance, are adversely impacted by COVID-19 given that some of our marketing materials require CMS approval and health insurance agent licensing and licensing renewals are dependent on state department of insurance processing. Our product development initiatives could also be negatively impacted by our current combination of remote and in-office work and could be further impacted by potential extended office closures in the future. Furthermore, if any of our health insurance carriers, business partners or vendors increase the prices of or become unable to continue to provide their products or services as a result of COVID-19, or if health insurance carriers reduce our commission rates or the amount they pay us, our business, operating results and financial condition would be harmed. The impact of COVID-19 to our Individual, Family and Small Business segment could be impacted by potential increases in unemployment rates, potential delays in customer premium payments and/or health insurance carrier commission payments, the extension of the open enrollment period, and changes to qualified health plans subsidies, among others. COVID-19 presents uncertainties and risks with respect to the demand for and pricing of health insurance plans, which could negatively impact our business, operating results and financial condition. The extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on future developments, including the duration, spread and severity of the pandemic, the availability, effectiveness and uptake of vaccines for COVID-19, the emergence of new variants of COVID-19 and whether existing vaccines are effective with respect to such variants, the actions to contain the disease or mitigate its impact, and the duration, timing and severity of the impact on consumer behavior, including any recession resulting from the pandemic, all of which are unpredictable.

Changes in our management and key employees could affect our business and financial results.

Our success is dependent upon our ability to attract and retain qualified personnel for all areas of our organization. We may not be successful in attracting and retaining personnel on a timely basis, on competitive terms or at all. If we are unable to attract and retain the necessary personnel, our business would be harmed. Our executive officers and employees can terminate their employment at any time. For example, our former chief financial officer's employment terminated in June 2021. The transition and the departure of members of our senior management could result in attrition in our senior management and key personnel and any significant change in leadership over a short period of time could harm our business, operating results and financial condition.

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

During the 2020 annual enrollment period, we experienced reduced conversion rates from health insurance agents that work at an outsourced call center, which impacted our revenue and cost of acquisition during the fourth quarter of 2020. As a result, we have determined to increase the number of our health insurance agent employees to a much more significant degree than we have in the past. Our ability to do so successfully will depend on the success of our recruiting efforts and our ability to train, license and appoint with carriers the newly employed agents so that they are effective in selling plans in time for the Medicare annual enrollment period occurring in 2021. If we are not successful in these efforts, we may need to rely more than we have planned on outsourced health insurance agents or rely on a fewer number of employed agents, which could harm our business, operating results and financial condition. We have also incurred increased expenses in agent onboarding and training in preparation for the 2021 Medicare annual enrollment period. If our internal agents do not perform to the standards we expect of them, our conversion and retention rates could be impacted, and our business, operating results and financial condition could be harmed.

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
•the variety, competitiveness, quality and affordability of the health insurance plans that we offer;
•system failures or interruptions in the operation of our ecommerce platform or call center operations;
•changes in the mix of consumers who are referred to us through our direct, marketing partner and online advertising member acquisition channels;
•health insurance carrier guidelines applicable to applications submitted by consumers, the degree to which our technology is integrated with health insurance carriers, the amount of time a carrier takes to make a decision on that application and the percentage of submitted applications approved by health insurance carriers;
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

Our conversion rates can be impacted by changes in the mix of consumers referred to us through our member acquisition channels and whether they interact with a more seasoned health insurance agent or a health insurance agent that works with an outsourced call center. We may make changes to our ecommerce platforms, telephonic operations, marketing material or enrollment process in response to regulatory or health insurance carrier requirements or undertake other initiatives in an attempt to improve consumer experience or for other reasons. These changes have in the past, and may in the future have the unintended consequence of adversely impacting our conversion rates. A decline in the percentage of consumers who submit health insurance applications on our ecommerce platforms or telephonically via our customer care centers and are converted into approved and paying members could cause an increase in our cost of acquiring members on a per member basis and impact our revenue in any given period. To the extent the rate at which we convert consumers visiting our ecommerce platforms or telephonically via our customer care centers into members suffers, our membership may decline, which would harm our business, operating results and financial condition.

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

The success of our sponsorship and advertising program depends on a number of factors, including the amount health insurance carriers are willing to pay for advertising, the effectiveness of the sponsorship and advertising program as a cost-effective method for carriers to obtain additional members, consumer demand for the health insurance carrier’s product, our ability to attract consumers to our ecommerce platform, our call centers or the dedicated Medicare plan websites and convert those consumers into members, and the cost, benefit and brand recognition of the health insurance plan that is the subject of the advertising, among others. In addition, increased carrier focus on the quality of enrollments and reduction in member complaints could adversely impact our ability to successfully negotiate and operate our sponsorship and advertising programs. If we are not successful in these areas or these factors are unfavorable to us, our business, operating results and financial condition could be harmed.
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

Our operations in China also expose us to different and unfamiliar laws, rules and regulations, including different intellectual property laws, which are not as protective of our intellectual property as the laws in the United States. United States and Chinese trade laws may also impose restrictions on the importation of programming or technology to or from the United States. We are also subject to anti-bribery and anti-corruption laws, privacy and data security laws, labor laws, tax laws, foreign exchange controls and cash repatriation restrictions in China. In recent years, China has adopted laws regulating cybersecurity and data protection. The cybersecurity law adopted on June 1, 2017, along with its implementing regulations, applies to the establishment, operation, maintenance and usage of networks within China and the supervision and management of cybersecurity. Under the law, network operators are required to comply with certain tiered security obligations based on the networks’ relative impact on national security, social order, public interest and individuals’ privacy rights. Pursuant to the draft regulations, we may be required to perform self-assessments, obtain third party certifications, report cybersecurity incidents and make filings with public security authorities. We could also be subject to security inspections and evaluations by public security authorities and be restricted to use only network products and services that meet certain standards based on the level of risk applicable to us. In addition, a new data security law will become effective on September 1, 2021. The new data security law applies to the usage, collection and protection of data within China and imposes data security obligations and restrictions on transfers of certain data outside of China, including prohibition on providing any data stored in China to law enforcement authorities or judicial bodies outside of China without prior Chinese government approval. There remains considerable uncertainty as to how both the cybersecurity law and data security law will be applied, and the regulatory environment continues to evolve. Such laws, regulations and standards are complex, ambiguous and subject to change or interpretation, which create uncertainty regarding compliance. Compliance with these laws and regulations could cause us to incur substantial costs or require us to change our business operations in China. Violation of applicable laws and regulations could adversely affect our brand, affect our relationship with our health insurance carriers, and could result in regulatory enforcement actions and the imposition of civil or criminal penalties and fines, which would harm our business, operating results and financial condition.

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

Health insurance carriers whose Medicare plans we sell approve our websites, our call center scripts and some of our marketing material. We must receive these approvals in order for us market and sell Medicare plans to Medicare-eligible individuals as a health insurance agent. We are also required to file many of these materials on a regular basis with CMS. In addition, certain aspects of our Medicare plan marketing partner relationships have been in the past, and will be in the future, subjected to CMS and health insurance carrier review. CMS, state departments of insurance or health insurance carriers may determine to object to or not to approve aspects of our online platforms, sales function or marketing material and processes and may determine that certain existing aspects of our Medicare-related business are not in compliance with legal requirements. CMS scrutinizes health insurance carriers whose Medicare plans we sell and those health insurance carriers may be held responsible for actions that we and our agents take. Based on our recent conversations with health insurance carriers, we expect that health insurance carriers will be increasingly evaluating broker performance based on quality of their enrollments, including retention rates, customer satisfaction and volumes. As a result, health insurance carriers may terminate their relationship with us or require us to take other corrective action if our Medicare product sales, marketing and operations are not in compliance or give rise to too many complaints. The termination of or change in our relationship with health insurance carriers for this reason would reduce the products we are able to offer, could result in the loss of commissions for past and future sales and would otherwise harm our business, operating results and financial condition. Changes to the laws, regulations and guidelines relating to the sale of Medicare plans, their interpretation or the manner in which they are enforced could impact the manner in which we conduct our Medicare business, our ecommerce platforms or our sale of Medicare plans, or we could be prevented from operating aspects of our Medicare revenue generating activities altogether, which would harm our business, operating results and financial condition. We have received, and may in the future receive, inquiries from CMS or state departments of insurance regarding our marketing and business practices and compliance with laws and regulations. Inquiries and proceedings initiated by the government could adversely impact our health insurance licenses, require us to pay fines, require us to modify marketing and business practices, result in litigation and otherwise harm our business, operating results or financial condition.

CMS recently changed its process for the submission and approval of marketing materials related to Medicare Advantage and Medicare Part D prescription drug plans. The practical application of the previous process allowed for a lead carrier to handle most of the review and filing of Medicare plan marketing materials with CMS. The new process requires each carrier to approve of each filed marketing material and has resulted in a more complicated and time consuming process to get our marketing material filed with CMS. If health insurance carriers do not adapt to the new process or increase the efficiency with which they review our marketing material, it could harm our ability to efficiently change and implement new marketing material, including call center scripts and our websites, which could harm our business, operating results and financial condition.

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

Since the enactment of the Affordable Care Act, there have been judicial and Congressional challenges to certain aspects of the law. If the Affordable Care Act were finally determined to be unconstitutional or unlawful and no longer operated, it is unclear what impact it or its replacement would have on our business. However, it or its replacement could adversely impact our business, operating results and financial condition.

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

Any legal liability, regulatory penalties, complaints or negative publicity for the information on our website or that we otherwise provide could harm our business and operating results.

We provide information on our website, through our customer care centers, in our marketing materials and in other ways regarding health insurance in general and the health insurance plans we market and sell, including information relating to insurance premiums, coverage, benefits, provider networks, exclusions, limitations, availability, plan comparisons and insurance company ratings. A significant amount of both automated and manual effort is required to maintain the considerable amount of insurance plan information on our website. We also use the information provided on our website and otherwise collected by us to publish reports designed to educate consumers, facilitate public debate, and facilitate reform at the state and federal level. If the information we provide on our website, through our customer care centers, in our marketing materials or otherwise is not accurate or is construed as misleading, or if we do not properly assist individuals and businesses in purchasing health insurance, members, health insurance carriers and others could attempt to hold us liable for damages or require us to take corrective actions, our relationships with health insurance carriers could be terminated or impaired and regulators could attempt to subject us to penalties, force us to stop using our websites, marketing material or certain aspects of them, revoke our licenses to transact health insurance business in a particular jurisdiction, and/or compromise the status of our licenses to transact health insurance business in other jurisdictions, which could result in our loss of our commission revenue and harm our business, operating results and financial condition.

In the ordinary course of operating our business, we and our health insurance carrier partners have received complaints that the information we provided was not accurate or was misleading. We have received, and may in the future receive, inquiries from health insurance carriers, CMS or state departments of insurance regarding our marketing and business practices and compliance with laws and regulations. We have experienced an increased rate of complaints from Medicare beneficiaries enrolled by us and have taken actions to address the quality of our enrollments and to improve our customer experience. If the actions we take do not effectively reduce the rate of complaints and improve our retention rates, our relationship with health insurance carriers could be modified or terminated, our Medicare commission and advertising revenue could decline, and we may incur significant expenses without realizing the value of our investment. Even if we are successful in reducing the rate of complaints, any initiatives we take to address retention could reduce our number of enrollments and conversion rates, which could harm our business, operating results and financial condition. Also, our sales of short-term health insurance plans that lack the same benefits as major medical health insurance plans may increase the risk that we receive complaints regarding our marketing and business practices due to the potential for consumer confusion between short-term health insurance and major medical health insurance. In addition, these types of claims could be time-consuming and expensive to defend, could divert our management’s attention and other resources, and could cause a loss of confidence in our services. As a result, whether or not we are able to successfully resolve these claims, they could harm our business, operating results and financial condition.

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

We are party to a credit agreement with Royal Bank of Canada and other lenders that enables us to borrow up to $75 million pursuant to a revolving credit facility. This credit agreement imposes certain covenants and restrictions on our business and our ability to obtain additional financing. As of June 30, 2021, we had no outstanding debt under our revolving credit facility.

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

We have a complex business organization. Ensuring that we have adequate internal financial and accounting controls and procedures in place to help ensure that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently and is complicated by the expansion of our business operations and changing accounting requirements. Our management, including our chief executive officer and chief accounting officer, does not expect that our internal control over financial reporting will prevent all errors or all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. Over time, controls may become inadequate because changes in conditions or deterioration in the degree of compliance with policies or procedures may occur. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. We cannot assure that significant deficiencies or material weaknesses in our internal control over financial reporting will not be identified in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in significant deficiencies or material weaknesses, cause us to fail to timely meet our periodic reporting obligations, or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of periodic management evaluations and annual auditor attestation reports regarding disclosure controls and the effectiveness of our internal control over financial reporting required under Section 404 of the Sarbanes-Oxley Act of 2002 and the rules promulgated thereunder. The existence of a material weakness could result in errors in our financial statements that could result in a restatement of financial statements, cause us to fail to timely meet our reporting obligations and cause investors to lose confidence in our reported financial information, leading to a decline in our stock price and potential lawsuits against us.

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

The performance, reliability and availability of our ecommerce platform, cloud contact center and underlying network infrastructures are critical to our financial results, brand, and relationship with members, marketing partners and health insurance carriers. Although we regularly attempt to enhance our platforms and system infrastructure, system failures and interruptions may occur if we are unable to accurately project the rate or timing of increases in our website or call center traffic or for other reasons, some of which are completely outside our control. We could experience significant failures and interruptions, which would harm our business, operating results and financial condition. If these failures or interruptions occurred during the Medicare annual enrollment period, the Medicare Advantage open enrollment period or during the open enrollment period under health care reform, the negative impact on us would be particularly pronounced.

We rely in part upon third-party vendors, including cloud infrastructure and bandwidth providers, to operate our ecommerce platform and contact center. We cannot predict whether additional network capacity will be available from these vendors as we need it, and our network or our suppliers’ networks might be unable to achieve or maintain a sufficiently high capacity of data transmission. Any system failure that causes an interruption in or decreases the responsiveness of our services would impair our revenue-generating capabilities and harm our business and operating results and damage our reputation. In addition, any loss of data could result in loss of customers and subject us to potential liability. Our facilities and our database and systems are vulnerable to damage or interruption from human error, fire, floods, power loss, telecommunications failures, physical or electronic break-ins, computer viruses, acts of terrorism, other attempts to harm our systems and similar events. In addition, our operations are vulnerable to earthquakes, fire, severe weather conditions, including those brought about by climate change, and other natural disasters in the San Francisco Bay Area and elsewhere in Northern California, China, and as well as in other parts of the U.S. where we or our outsourced health insurance agents maintain offices.

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

The trading price of our common stock has been volatile and is likely to continue to fluctuate substantially. For the quarter ended June 30, 2021, the closing price of our common stock fluctuated from $58.40 to $74.13 per share. The trading price of our common stock depends on a number of factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our common stock since you might be unable to sell your shares at or above the price you paid. Factors that could cause fluctuations in the trading price of our common stock include the following:

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

Exhibit Number			Incorporation by Reference Herein
		Description of Exhibit	Form	Date
3.1		Amended and Restated Certificate of Incorporation of the Registrant	Registration Statement on Form S-1, as amended (File No. 333-133526)	April 25, 2006
3.2		Certificate of Designations of Series A Preferred Stock, par value $0.001, of eHealth, Inc.	Current Report on Form 8-K (File No. 001-33071)	May 3, 2021
10.1		Agreement, dated as of May 12, 2021 by and among eHealth, Inc., Starboard Value LP and the other parties set forth therein.	Current Report on Form 8-K (File No. 001-33071)	May 13, 2021
10.2	†*	Form of Stock Unit Grant and Stock Unit Agreement under the 2014 Equity Incentive Plan of eHealth, Inc.
31.1	†	Certification of Scott N. Flanders, Chief Executive Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	†	Certification of John Pierantoni, Chief Accounting Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	‡	Certification of Scott N. Flanders, Chief Executive Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	‡	Certification of John Pierantoni, Chief Accounting Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	†	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	†	Inline XBRL Taxonomy Extension Schema Document
101.CAL	†	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	†	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	†	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	†	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		The cover page from the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2021, formatted in Inline XBRL and contained in Exhibit 101
†    Filed herewith.
‡    Furnished herewith.
*    Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EHEALTH, INC.
Date:	August 6, 2021	/s/ Scott N. Flanders
Scott N. Flanders Chief Executive Officer (Principal Executive Officer)
Date:	August 6, 2021	/s/ John Pierantoni
John Pierantoni Chief Accounting Officer (Principal Financial Officer)