Form 10-Q
period 2021-09-30
eHealth, Inc.
filed 2021-11-08
CIK 1333493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of November 1, 2021 was 26,388,112 shares.

EHEALTH, INC.
FORM 10-Q

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
•Our business is subject to security risks and, if we experience a successful cyberattack, a security breach or are otherwise unable to safeguard the confidentiality and integrity of the data we hold, including sensitive personal information, our business will be harmed. Our business is also subject to emerging privacy laws being passed at the state level that create unique compliance challenges.
•Our operating results will be impacted by factors that impact our estimate of the constrained lifetime value, or LTV, of commissions per approved member.
•Operating and growing our business may require additional capital, and if capital is not available to us, our business, operating results and financial condition may suffer.

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
EHEALTH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, unaudited)

	September 30, 2021	December 31, 2020 *
Assets
Current assets:
Cash and cash equivalents	$157,530	$43,759
Short-term marketable securities	70,212	49,620
Accounts receivable	1,305	1,799
Contract assets – commissions receivable – current	194,197	219,153
Prepaid expenses and other current assets	36,653	16,661
Total current assets	459,897	330,992
Contract assets – commissions receivable – non-current	563,171	573,252
Property and equipment, net	13,795	14,609
Operating lease right-of-use assets	38,693	42,558
Restricted cash	3,354	3,354
Intangible assets, net	8,153	8,569
Goodwill	40,233	40,233
Other assets	32,307	26,455
Total assets	$1,159,603	$1,040,022
Liabilities, convertible preferred stock, and stockholders’ equity
Current liabilities:
Accounts payable	$10,084	$36,921
Accrued compensation and benefits	20,424	20,542
Accrued marketing expenses	11,263	17,788
Lease liabilities – current	5,570	5,192
Deferred revenue	10,547	308
Other current liabilities	4,546	3,657
Total current liabilities	62,434	84,408
Deferred income taxes – non-current	52,185	72,317
Lease liabilities – non-current	37,138	41,369
Other non-current liabilities	4,747	4,370
Total liabilities	156,504	202,464
Commitments and contingencies
Convertible preferred stock	225,438	—
Stockholders’ equity:
Common stock	38	38
Additional paid-in capital	744,784	721,013
Treasury stock, at cost	(199,998)	(199,998)
Retained earnings	232,519	316,155
Accumulated other comprehensive income	318	350
Total stockholders’ equity	777,661	837,558
Total liabilities, convertible preferred stock, and stockholders’ equity	$1,159,603	$1,040,022
_______

*See Note 1 – Summary of Business and Significant Accounting Policies

The accompanying notes are an integral part of these condensed consolidated financial statements.

EHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands, except per share amounts, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue:
Commission	$59,191	$73,544	$276,066	$253,986
Other	4,723	20,740	18,619	35,472
Total revenue	63,914	94,284	294,685	289,458
Operating costs and expenses:
Cost of revenue	(25)	482	1,217	2,160
Marketing and advertising	43,317	33,405	138,772	104,042
Customer care and enrollment	48,956	43,342	121,480	101,025
Technology and content	20,369	17,673	63,996	46,786
General and administrative	16,640	19,942	57,812	60,308
Amortization of intangible assets	121	287	416	1,207
Restructuring and reorganization charges	573	—	3,004	—
Total operating costs and expenses	129,951	115,131	386,697	315,528
Loss from operations	(66,037)	(20,847)	(92,012)	(26,070)
Other income (expense), net	189	(101)	511	724
Loss before benefit from income taxes	(65,848)	(20,948)	(91,501)	(25,346)
Benefit from income taxes	(12,834)	(6,443)	(19,278)	(10,923)
Net loss	(53,014)	(14,505)	(72,223)	(14,423)
Paid-in-kind dividends for preferred stock	(4,561)	—	(7,643)	—
Change in preferred stock redemption value	(2,373)	—	(3,770)	—
Net loss attributable to common stockholders	$(59,948)	$(14,505)	$(83,636)	$(14,423)

Net loss per share attributable to common stockholders:
Basic	$(2.24)	$(0.55)	$(3.13)	$(0.56)
Diluted	$(2.24)	$(0.55)	$(3.13)	$(0.56)
Weighted-average number of shares used in per share amounts:
Basic and diluted	26,786	26,487	26,688	25,838
Comprehensive loss:
Net loss	$(53,014)	$(14,505)	$(72,223)	$(14,423)
Unrealized holding gain (loss) for available for sales debt securities, net of tax	3	(97)	(48)	71
Foreign currency translation adjustment	(26)	104	16	73
Comprehensive loss	$(53,037)	$(14,498)	$(72,255)	$(14,279)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, unaudited)

Three Months Ended September 30, 2021
	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance as of June 30, 2021	38,094	$38	$738,906	11,925	$(199,998)	$292,467	$341	$831,754
Issuance of common stock in connection with equity incentive plans	231	—	1,933	—	—	—	—	1,933
Repurchase of shares to satisfy employee tax withholding obligations	—	—	(2,061)	51	—	—	—	(2,061)
Paid-in-kind dividend and accretion related to convertible preferred stock	—	—	—	—	—	(6,934)	—	(6,934)
Stock-based compensation	—	—	6,006	—	—	—	—	6,006
Other comprehensive income, net of tax	—	—	—	—	—	—	(23)	(23)
Net loss	—	—	—	—	—	(53,014)	—	(53,014)
Balance as of September 30, 2021	38,325	$38	$744,784	11,976	$(199,998)	$232,519	$318	$777,661

Three Months Ended September 30, 2020
	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance as of June 30, 2020	37,373	$37	$720,976	11,698	$(199,998)	$270,787	$253	$792,055
Issuance of common stock in connection with equity incentive plans	275	1	262	—	—	—	—	263
Repurchase of shares to satisfy employee tax withholding obligations	—	—	(9,014)	112	—	—	—	(9,014)
Stock-based compensation	—	—	6,880	—	—	—	—	6,880
Other comprehensive income, net of tax	—	—	—	—	—	—	7	7
Net loss	—	$—	$—	—	$—	$(14,505)	$—	$(14,505)
Balance as of September 30, 2020	37,648	$38	$719,104	11,810	$(199,998)	$256,282	$260	$775,686

The accompanying notes are an integral part of these condensed consolidated financial statements.

EHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, unaudited)

Nine Months Ended September 30, 2021
	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance as of December 31, 2020	37,755	$38	$721,013	11,831	$(199,998)	$316,155	$350	$837,558
Issuance of common stock in connection with equity incentive plans	532	—	2,735	—	—	—	—	2,735
Repurchase of shares to satisfy employee tax withholding obligations	—	—	(7,968)	145	—	—	—	(7,968)
Paid-in-kind dividend and accretion related to convertible preferred stock	—	—	—	—	—	(11,413)	—	(11,413)
Issuance of common stock for employee stock purchase program	38	—	2,248	—	—	—	—	2,248
Stock-based compensation	—	—	26,756	—	—	—	—	26,756
Other comprehensive income, net of tax	—	—	—	—	—	—	(32)	(32)
Net loss	—	—	—	—	—	(72,223)	—	(72,223)
Balance as of September 30, 2021	38,325	$38	$744,784	11,976	$(199,998)	$232,519	$318	$777,661

Nine Months Ended September 30, 2020
	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance as of December 31, 2019	34,752	$35	$455,159	11,616	$(199,998)	$271,852	$116	$527,164
Cumulative effect from the adoption of ASU 2016-13	—	—	—	—	—	(1,147)	—	(1,147)
Issuance of common stock in connection with equity incentive plans	531	1	1,576	—	—	—	—	1,577
Repurchase of shares to satisfy employee tax withholding obligations	—	—	(17,174)	194	—	—	—	(17,174)
Shares issued in equity offering	2,070	2	228,022	—	—	—	—	228,024
Settlement of earnout liability	295	—	28,521	—	—	—	—	28,521
Stock-based compensation	—	—	23,000	—	—	—	—	23,000
Other comprehensive income, net of tax	—	—	—	—	—	—	144	144
Net loss	—	—	—	—	—	(14,423)	—	(14,423)
Balance as of September 30, 2020	37,648	$38	$719,104	11,810	$(199,998)	$256,282	$260	$775,686

The accompanying notes are an integral part of these condensed consolidated financial statements.

EHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Nine Months Ended September 30,
	2021	2020
Operating activities:
Net loss	$(72,223)	$(14,423)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,700	2,604
Amortization of internally developed software	9,140	5,307
Amortization of intangible assets	416	1,207
Stock-based compensation expense	24,881	21,722
Deferred income taxes	(20,134)	(10,982)
Other non-cash items	908	421
Changes in operating assets and liabilities:
Accounts receivable	493	(1,522)
Contract assets – commissions receivable	35,244	(16,772)
Prepaid expenses and other assets	(20,790)	(9,398)
Accounts payable	(26,913)	(3,196)
Accrued compensation and benefits	(118)	(7,438)
Accrued marketing expenses	(6,525)	(5,449)
Deferred revenue	10,240	23,901
Accrued expenses and other liabilities	1,360	3,059
Net cash used in operating activities	(60,321)	(10,959)
Investing activities:
Capitalized internal-use software and website development costs	(12,589)	(12,082)
Purchases of property and equipment and other assets	(3,554)	(6,454)
Purchases of marketable securities	(88,967)	(180,505)
Proceeds from redemption and maturities of marketable securities	68,288	70,750
Net cash used in investing activities	(36,822)	(128,291)
Financing activities:
Proceeds from issuance of preferred stock, net of issuance costs	214,025	—
Proceeds from issuance of common stock, net of issuance costs	—	228,024
Net proceeds from exercise of common stock options and employee stock purchases	4,983	1,577
Repurchase of shares to satisfy employee tax withholding obligations	(7,968)	(17,174)
Acquisition-related contingent payments	—	(8,751)
Principal payments in connection with leases	(126)	(121)
Net cash provided by financing activities	210,914	203,555
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	62
Net increase in cash, cash equivalents and restricted cash	113,771	64,367
Cash, cash equivalents and restricted cash at beginning of period	47,113	26,820
Cash, cash equivalents and restricted cash at end of period	$160,884	$91,187

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

Basis of Presentation – The accompanying condensed consolidated balance sheet as of September 30, 2021, the condensed consolidated statements of comprehensive loss and stockholders’ equity for the three and nine months ended September 30, 2021 and 2020, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2021 and 2020 are unaudited. The condensed consolidated balance sheet data as of December 31, 2020 was derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the Securities and Exchange Commission on February 26, 2021 and amended on April 29, 2021. The accompanying financial statements and related notes should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K.

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and reflect all normal recurring adjustments that are necessary to present fairly the results for the interim periods presented. The condensed consolidated financial statements include the accounts of eHealth, Inc. and its direct and indirect wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in accordance with those rules and regulations. Certain prior period amounts have been reclassified to conform with our current period presentation.

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2020 and include all adjustments necessary for the fair presentation of our financial position as of September 30, 2021 and December 31, 2020, and our results of operations for the periods presented. The results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for any subsequent period or for the year ending December 31, 2021 and therefore should not be relied upon as an indicator of future results.

Subsequent to the issuance of our consolidated financial statements for the year ended December 31, 2020, we identified certain errors, including a $3.0 million under-recognition of stock-based compensation expense and a $1.5 million over-recognition of licensing costs for the year ended December 31, 2020. We adjusted for these items in the first quarter of 2021 and the adjustments reduced our net loss by approximately $1.5 million, or $0.06 per basic and diluted share in our Condensed Consolidated Statement of Comprehensive Loss for the three months ended March 31, 2021. These items also reduced our net loss by approximately $1.5 million, or $0.06 per basic and diluted share, on our Condensed Consolidated Statement of Comprehensive Loss for the nine months ended September 30, 2021. We evaluated the effects of these out-of-period adjustments, both qualitatively and quantitatively, and concluded that the errors and the correction thereof were immaterial both individually and in the aggregate to the current reporting period and the periods in which they originated, including quarterly reporting.

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

Seasonality – Open enrollment periods drive the seasonality of our business. A greater number of our Medicare-related health insurance plans are sold in our fourth quarter during the Medicare annual enrollment period when Medicare-eligible individuals are permitted to change their Medicare Advantage and Medicare Part D prescription drug coverage for the following year. As a result, our Medicare plan-related commission revenue is highest in our fourth quarter. Our Medicare plan-related commission revenue is also elevated in the first quarter compared to the second and third quarters as a result of the reintroduction of the Medicare Advantage open enrollment period in the first quarter of 2019. Any changes to or adoption of open enrollment or special enrollment periods may change the seasonality of our business.

The majority of our individual and family health insurance plans is sold in the fourth quarter during the annual open enrollment period as defined under the federal Patient Protection and Affordable Care Act and related amendments in the Health Care and Education Reconciliation Act. In the states where the Federally Facilitated marketplace operates as the state health insurance exchange, individuals and families generally are not able to purchase individual and family health insurance outside of the annual enrollment period, unless they qualify for a special enrollment period as a result of certain qualifying events, such as losing employer-sponsored health insurance or moving to another state. Extended open enrollment or special enrollment periods may change the seasonality of our individual and family health insurance business. For example, the COVID-related special enrollment period which ended on August 15, 2021 has caused increased commission revenue from the sale of individual and family health insurance plans outside of the open enrollment period. In addition, we may experience changes in seasonality due to the extension of the 2022 open enrollment period to January 15, 2022 for most states.

Recently Adopted Accounting Pronouncements

Income Taxes (Topic 740) – In December 2019, the Financial Accounting Standard Board (“FASB”) issued ASU No. 2019-12, Income Tax, Simplifying the Accounting for Income Taxes, which aims to simplify the accounting for income taxes. We adopted this guidance in the first quarter of 2021, and it did not have a material impact on our condensed consolidated financial statements.

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

Debt with Conversion and Other Options (Topic 470) and Contracts in Entity's Own Equity (Topic 815) – In June 2020, the FASB issued ASU No. 2020-06 to simplify the accounting for convertible instruments and improve the usefulness and relevance of information regarding convertible instruments. This ASU reduces the number of accounting models for converting debt instruments and convertible preferred stock. ASU No. 2020-06 is effective for us in 2022, with early adoption permitted. We early adopted this guidance in the first quarter of 2021, and it did not have a material impact on our condensed consolidated financial statements.

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 2 – Revenue

Disaggregation of Revenue – The table below depicts the disaggregation of revenue by product and is consistent with how we evaluate our financial performance (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Medicare
Medicare Advantage	$36,557	$41,901	$209,224	$168,834
Medicare Supplement	3,214	7,321	15,357	32,384
Medicare Part D	1,338	329	(2,953)	7,148
Total Medicare	41,109	49,551	221,628	208,366
Individual and Family (1)
Non-Qualified Health Plans	5,909	9,915	20,352	12,585
Qualified Health Plans	2,266	1,466	7,204	3,559
Total Individual and Family	8,175	11,381	27,556	16,144
Ancillary
Short-term	1,370	2,438	4,639	6,724
Dental	3,938	4,452	9,326	5,791
Vision	642	1,798	1,781	2,228
Other	845	847	1,901	2,693
Total Ancillary	6,795	9,535	17,647	17,436
Small Business	2,190	1,723	7,703	6,975
Commission Bonus and Other	922	1,354	1,532	5,065
Total Commission Revenue	59,191	73,544	276,066	253,986
Other Revenue
Sponsorship and Advertising Revenue	4,165	18,855	16,002	32,114
Other	558	1,885	2,617	3,358
Total Other Revenue	4,723	20,740	18,619	35,472
Total Revenue	$63,914	$94,284	$294,685	$289,458
_____________

(1)We define our Individual and Family plan offerings as major medical individual and family health insurance plans, which does not include Medicare-related, small business or ancillary plans. Individual and family health insurance plans include both qualified and non-qualified plans. Qualified health plans are individual and family health insurance plans that meet the requirements of the Affordable Care Act and are offered through the government-run health insurance exchange in the relevant jurisdiction. Non-qualified health plans are Individual and Family plans that meet the requirements of the Affordable Care Act and are not offered through the exchange in the relevant jurisdiction. Individuals that purchase non-qualified health plans cannot receive a subsidy in connection with the purchase of those plans.

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Commission revenue by segment is presented in the table below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Medicare
Commission Revenue from Members Approved During the Period (1)	$42,698	$52,040	$235,974	$205,330
Net Commission Revenue from Members Approved in Prior Periods (2)	(171)	(698)	(11,700)	8,966
Total Medicare Segment Commission Revenue	$42,527	$51,342	$224,274	$214,296
Individual, Family and Small Business
Commission Revenue from Members Approved During the Period (1)	$4,892	$4,012	$16,495	$14,170
Commission Revenue from Renewals of Small Business Members During the Period (3)	1,744	1,122	6,154	5,005
Net Commission Revenue from Members Approved in Prior Periods (2)	10,028	17,068	29,143	20,515
Total IFP/SMB Segment Commission Revenue	$16,664	$22,202	$51,792	$39,690

Total Commission Revenue from Members Approved During the Period (1)	$47,590	$56,052	$252,469	$219,500
Commission Revenue from Renewals of Small Business Members During the Period (3)	1,744	1,122	6,154	5,005
Total Net Commission Revenue from Members Approved in Prior Periods (2)(4)	9,857	16,370	17,443	29,481
Total Commission Revenue	$59,191	$73,544	$276,066	$253,986
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
(4)The impacts of total net commission revenue from members approved in prior periods were $0.37 and $0.62 per basic and diluted share for the three months ended September 30, 2021 and 2020, respectively. The impacts of total net commission revenue from members approved in prior periods were $0.65 and $1.14 per basic and diluted share, for the nine months ended September 30, 2021 and 2020, respectively.
The total reductions to revenue from members approved in prior periods were $3.2 million and $3.7 million for the three months ended September 30, 2021 and 2020, respectively, and $22.6 million and $5.3 million for the nine months ended September 30, 2021 and 2020, respectively. These reductions to revenue primarily related to the Medicare segment.

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

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Our cash, cash equivalent and restricted cash balances are summarized as follows (in thousands):

	September 30, 2021	December 31, 2020
Cash	$37,765	$39,552
Cash equivalents	119,765	4,207
Cash and cash equivalents	157,530	43,759
Restricted cash	3,354	3,354
Total cash, cash equivalents and restricted cash	$160,884	$47,113

As of September 30, 2021 and December 31, 2020, we had $3.4 million of restricted cash which was classified as a non-current asset on our Condensed Consolidated Balance Sheets. This amount collateralizes letters of credit related to certain lease commitments.

Contract Assets and Accounts Receivable

We do not require collateral or other security for our contract assets and accounts receivable. We believe the potential for collection issues with any of our customers was minimal as of September 30, 2021.

We estimate an allowance for credit losses using relevant available information from internal and external sources, related to past events, current conditions, and reasonable and supportable forecasts. Specifically, for the purpose of measuring the probability of default parameters, we utilize Capital IQ’s, Standard & Poor’s and Moody’s analytics. Our estimates of loss given default are determined by using our historical collections data as well as historical information obtained through our research and review of other insurance related companies. Our estimated exposure at default is determined by applying these internal and external data sources to our commission receivable balances. As such, we apply an immediate reversion method and revert to historical loss information when computing our credit loss exposure. Credit loss expenses are assessed quarterly and included in general and administrative expense on our Condensed Consolidated Statement of Comprehensive Loss. There were no write-offs during any of the three or nine month periods ended September 30, 2021 and 2020.

We considered the impact of recent events and global economic conditions when evaluating the appropriate adjustments to our allowance for credit losses as of September 30, 2021. We also considered the current and expected future economic and market conditions surrounding the COVID-19 pandemic.

The change in the allowance for credit losses for the nine months ended September 30, 2021 is summarized as follows (in thousands):

Beginning balance	$2,026
Change in allowance	(207)
Ending balance	$1,819

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Our contract assets – commission receivable activities, net of credit loss allowances are summarized as follows (in thousands):

	Nine Months Ended September 30, 2021
	Medicare Segment	IFP/SMB Segment	Total
Beginning balance	$739,637	$52,768	$792,405
Commission revenue from members approved during the period	235,974	16,495	252,469
Commission revenue from renewals of small business members during the period (1)	—	6,154	6,154
Net commission revenue from members approved in prior periods	(11,700)	29,143	17,443
Cash receipts	(276,825)	(34,485)	(311,310)
Net change in credit loss allowance	188	19	207
Ending balance	$687,274	$70,094	$757,368

	Nine Months Ended September 30, 2020
	Medicare Segment	IFP/SMB Segment	Total
Beginning balance	$550,922	$38,300	$589,222
Commission revenue from members approved during the period	205,330	14,170	219,500
Commission revenue from renewals of small business members during the period (1)	—	5,005	5,005
Net commission revenue from members approved in prior periods	8,966	20,515	29,481
Cash receipts	(201,256)	(35,957)	(237,213)
Net change in credit loss allowance	(1,536)	(114)	(1,650)
Ending balance	$562,426	$41,919	$604,345

_____________

(1)Commission revenue from renewals of small business members during the period was previously included in net commission revenue from members approved in prior periods. However, starting in the first quarter of 2021, we enhanced our reporting by separately disclosing commission revenue from renewals of small business members during the period in a separate line item.

Credit Risk

Our financial instruments that are exposed to concentrations of credit risk principally consist of cash, cash equivalents, marketable securities, contract assets – commissions receivable, and accounts receivable. We invest our cash and cash equivalents with major banks and financial institutions and such investments are in excess of federally insured limits. We also have deposits with major banks in China that are denominated in both U.S. dollars and Chinese Yuan Renminbi and are not insured by the U.S. federal government. The deposits in China were $3.8 million as of September 30, 2021. See Note 4 – Fair Value Measurements for more information regarding our marketable securities.

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
We do not require collateral or other security for either our contract assets or accounts receivable. Carriers that represented 10% or more of our total contract assets and accounts receivable balance are summarized as of the dates presented below:

	September 30, 2021	December 31, 2020
Humana	27%	21%
UnitedHealthCare (1)	24%	21%
Aetna (1)	17%	20%
Centene (1)(2)	8%	11%
_____________

(1)Percentages include the carriers' subsidiaries.
(2)Centene Corporation acquired WellCare Health Plans, Inc. in 2020, and the contract assets and accounts receivable of WellCare are included in the percentage calculation for September 30, 2021 and December 31, 2020.

Prepaid Expenses and Other Current Assets – Our prepaid expenses and other current assets are summarized as of the periods presented as follows (in thousands):

	September 30, 2021	December 31, 2020
Prepaid maintenance contracts	$8,448	$7,715
Prepaid licenses	3,302	—
Prepaid expenses	23,828	6,628
Prepaid insurance	672	1,672
Others	403	646
Prepaid expenses and other current assets	$36,653	$16,661

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

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Our financial assets measured at fair value on a recurring basis are summarized below by their classification within the fair value hierarchy as of the dates presented below (in thousands):

	September 30, 2021
	Carrying Value	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents
Money market funds	$19,371	$19,371	$—	$—	$19,371
Commercial paper	100,394	—	100,394	—	100,394
Short-term marketable securities
Agency bonds	1,276	—	1,276	—	1,276
Commercial paper	66,414	—	66,414	—	66,414
Corporate bond	2,522	—	2,522	—	2,522
Total assets measured at fair value	$189,977	$19,371	$170,606	$—	$189,977

	December 31, 2020
	Carrying Value	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents
Money market funds	$4,207	$4,207	$—	$—	$4,207
Short-term marketable securities
Agency bonds	35,423	—	35,423	—	35,423
Commercial paper	14,197	—	14,197	—	14,197
Total assets measured at fair value	$53,827	$4,207	$49,620	$—	$53,827

As of September 30, 2021, our cash equivalents consisted of money market funds and commercial paper with original maturity of 90 days or less were classified as Level 1 and 2, respectively. We endeavor to utilize the best available information in measuring fair value. We used observable prices in active markets in determining the classification of our money market funds as Level 1. Our Level 2 assets consisted of available for sale marketable securities, which included commercial paper, agency bonds, and a corporate bond with maturities of less than one year. We classify our marketable debt securities within Level 2 in the fair value hierarchy, because we use quoted market prices to the extent available or alternative pricing sources and models utilizing market observable inputs to determine fair value. Our portfolio primarily consisted of financial instruments with a credit rating of AA or equivalent by S&P Rating and Moody's Investor Services. There were no transfers between the hierarchy levels during either the nine months ended September 30, 2021 or the year ended December 31, 2020.

The following table summarizes our cash equivalents and available-for-sale debt securities by contractual maturity (in thousands):

	As of September 30, 2021
	Amortized Cost	Fair Value
Due in 1 year	$189,980	$189,977

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Unrealized gains and losses on available-for-sale debt securities that are not credit related are included in accumulated other comprehensive income and summarized as follows as of September 30, 2021 (in thousands):

	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash equivalents
Money market funds	$19,371	$—	$—	$19,371
Commercial paper	100,398	—	(4)	100,394
Short-term marketable securities
Agency bonds	1,276	—	—	1,276
Commercial paper	66,413	4	(3)	66,414
Corporate bond	2,522	—	—	2,522
Total	$189,980	$4	$(7)	$189,977

As of September 30, 2021, we had forty-one securities in net loss positions and their unrealized losses were immaterial individually and in aggregate. We did not record any credit losses regarding our available-for-sales debt securities during the nine months ended September 30, 2021. We do not intend to sell these securities and it is more likely than not that we will not be required to sell these securities before the recovery of their amortized cost basis.

Note 5 – Equity

2021 Inducement Plan – On September 22, 2021, the Company adopted an inducement plan (the “2021 Inducement Plan”), pursuant to which the Company reserved 410,000 shares of its common stock (subject to customary adjustments in the event of a change in capital structure of the Company) to be used exclusively for grants of awards to individuals who were not previously employees or directors of the Company, other than following a bona fide period of non-employment, as an inducement material to the individual's entry into employment with the Company within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules (“Nasdaq Rules”). The Inducement Plan was approved by the Company's board of directors (the “Board”) without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Rules, and the terms and conditions of the Inducement Plan and awards to be granted thereunder are substantially similar to the Company's stockholder-approved Amended and Restated 2014 Equity Incentive Plan. As of September 30, 2021, no shares were issued under the 2021 Inducement Plan. Subsequently, 390,584 shares were issued under the 2021 Inducement Plan in October 2021.

Stock Repurchase Programs – We had no stock repurchase activity during the three and nine months ended September 30, 2021. In addition to 10.7 million shares repurchased under our previous repurchase programs, we have in treasury 1.3 million shares as of September 30, 2021 that were previously surrendered by employees to satisfy tax withholding due in connection with the vesting of certain restricted stock units. As of September 30, 2021 and December 31, 2020, we had a total of 12.0 million shares and 11.8 million shares, respectively, held in treasury.

For accounting purposes, common stock repurchased under our stock repurchase programs is recorded based upon the settlement date of the applicable trade. Such repurchased shares are held in treasury and are presented using the cost method.

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Stock-Based Compensation Expense – Our stock-based compensation expense is summarized as follows by award types (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Restricted stock units*	$4,666	$6,078	$23,031	$20,855
Common stock options	82	254	402	867
Employee stock purchase plan	486	—	1,448	—
Total stock-based compensation expense	$5,234	$6,332	$24,881	$21,722
_________

*    Amounts include market-based and performance-based restricted stock units.

The following table summarizes stock-based compensation expense by operating function for the periods presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Marketing and advertising	$2,297	$1,869	$6,922	$5,138
Customer care and enrollment	740	527	1,901	1,762
Technology and content	2,380	1,430	7,483	2,965
General and administrative*	(183)	2,506	8,575	11,857
Total stock-based compensation expense	$5,234	$6,332	$24,881	$21,722
Amount capitalized in internal-use software	772	548	1,875	1,278
Total stock-based compensation	$6,006	$6,880	$26,756	$23,000
_________

*    Stock-based compensation expense for both three and nine months ended September 30, 2021 was impacted by a $4.1 million credit related to forfeited equity awards due to our chief executive officer's separation.

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

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Conversion Rights – The Series A preferred stock is convertible at any time into common stock at a conversion rate equal to (i) the Accrued Value plus accrued PIK dividends that have not yet been added to the Accrued Value, (ii) divided by the conversion price as of the applicable conversion date (the “Conversion Price”). As of the date of this report, the Conversion Price is equal to $79.5861 per share. This Conversion Price is subject to further adjustment and the number of shares of common stock issuable upon conversion of the Series A preferred stock is subject to certain limitations, each as set forth in the Certificate of Designations of Series A preferred stock, as filed with the Secretary of State of the State of Delaware on April 30, 2021 (the “Certificate of Designations”).

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

Board Nomination Rights – H.I.G. is entitled to nominate one individual for election to the the Board so long as it continues to own at least 30% of the common stock issuable or issued upon conversion of the Series A preferred stock originally issued to it in the private placement. H.I.G. also has the right to nominate an additional individual to the Board if the Company fails to maintain certain levels of commissions receivable and liquidity.

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

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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

As of September 30, 2021, the estimated Series A preferred stock redemption value equals 135% of the Accrued Value per share as of the redemption date, plus any accrued and unpaid dividends, which is significantly in excess of the fair value of the common stock into which the Series A preferred stock is convertible as of September 30, 2021. We have elected to apply the accretion method to adjust the carrying value of the Series A preferred stock to its redemption value at the earliest date of redemption, April 30, 2027. Amounts recognized to accrete the Series A preferred stock to its estimated redemption value are treated as a deemed dividend and are recorded as a reduction to retained earnings. The estimated redemption value will vary in subsequent periods due to the redemption put right described above and we have elected to recognize such changes prospectively. No shares of Series A preferred stock have been converted and the Series A preferred stock was convertible into 2.9 million shares of common stock as of September 30, 2021.

The following table summarizes the proceeds and changes to our Series A preferred stock (in thousands):

Gross proceeds	$225,000
Less: issuance costs	10,975
Net proceeds	$214,025

Balance as of Closing Date	$214,025
Accrued paid-in-kind dividends	7,643
Change in preferred stock redemption value	3,770
Balance as of September 30, 2021	$225,438

Note 7 – Net Loss Per Share Attributable to Common Stockholders

Our Series A preferred stock is considered a participating security which requires the use of two-class method for the computation of basic and diluted per share amounts. Under the two-class method, earnings available to common stockholders for the period are allocated between common stockholders and participating securities according to dividends accumulated and participation rights in undistributed earnings. Net loss attributable to common stockholders is not allocated to the convertible preferred stock as the holder of the Series A preferred stock does not have a contractual obligation to share in losses. Basic net loss attributable to common stockholders per share is computed by dividing net loss available to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted net loss attributable to common stockholders per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common and common equivalent shares outstanding during the period. Diluted net loss attributable to common stockholders per share reflects all potential dilutive common stock equivalent shares, including conversion of preferred stock, stock options, restricted stock units and shares to be issued under our employee stock purchase program (“ESPP”).

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The following table sets forth the computation of basic and diluted net loss attributable to common stockholders per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net loss attributable to common stockholders	$(59,948)	$(14,505)	$(83,636)	$(14,423)
Denominator:
Shares used in per share calculation – basic	26,786	26,487	26,688	25,838
Dilutive effect of common stock	—	—	—	—
Shares used in diluted share calculation	26,786	26,487	26,688	25,838
Net loss attributable to common stockholders per share – basic and diluted	$(2.24)	$(0.55)	$(3.13)	$(0.56)

For each of the three and nine months ended September 30, 2021 and 2020, we had securities outstanding that could potentially dilute per share amounts, but the shares from the assumed conversion or exercise of these securities were excluded in the computation of diluted net loss per share as their effect would have been anti-dilutive. The number of outstanding anti-dilutive shares that were excluded from the computation of diluted net income (loss) per share consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Convertible preferred stock	2,866	—	1,595	—
Restricted stock units	1,134	599	1,055	748
Common stock options	278	414	330	453
ESPP	7	—	12	—
Total	4,285	1,013	2,992	1,201

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

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Our future minimum payments under non-cancellable contractual service and licensing obligations as of September 30, 2021 (in thousands):

For the Years Ending December 31,
Remainder of 2021	$2,845
2022	10,407
2023	8,067
2024	2,256
2025	—
Thereafter	—
Total	$23,575

Operating Leases

Refer to Note 10 – Leases for commitments related to our operating leases.

Contingencies

From time to time, we receive inquiries from governmental bodies and also may be subject to various legal proceedings and claims arising in the ordinary course of business. We assess contingencies to determine the degree of probability and range of possible loss for potential accrual in our condensed consolidated financial statements. An estimated loss contingency is accrued in the condensed consolidated financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. There was no material litigation-related accrual during the three and nine months ended September 30, 2021. Legal proceedings or other contingencies could result in material costs, even if we ultimately prevail.

Legal Proceedings

Securities Class Action – On April 8, 2020 and April 30, 2020, two purported class action lawsuits were filed against us, our then-chief executive officer, Scott N. Flanders, our then-chief financial officer, Derek N. Yung, and our then-chief operating officer, David K. Francis (collectively, the “Defendants”), in the United States District Court for the Northern District of California. The cases are captioned Patel v. eHealth, Inc., et al., Case No. 5:20-cv-02395 (N.D. Cal.) and Bertrand v. eHealth, Inc. et al., Case No. 4:20-cv-02967 (N.D. Cal.). The complaints allege, among other things, that we and Messrs. Flanders, Yung and Francis made materially false and misleading statements and/or failed to disclose material information regarding our accounting and modeling assumptions, rate of member churn and our profitability during the alleged class period of March 19, 2018 to April 7, 2020. The complaints allege that we and Messrs. Flanders, Yung and Francis violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaints seek compensatory and (in the Patel lawsuit) punitive damages, attorneys’ fees and costs, and such other relief as the court deems proper. On June 24, 2020, the court consolidated the above-referenced matters under the caption In re eHealth Securities Litig., Master File No. 4:20-cv-02395-JST (N.D. Cal.). The court also appointed a lead plaintiff and lead counsel for the consolidated matter. The lead plaintiff filed an amended complaint on August 25, 2020, which the Defendants moved to dismiss on October 23, 2020. The Defendants’ motion, which the plaintiff opposed, was granted in part and denied in part on August 12, 2021. The court dismissed the plaintiff's claims to the extent premised upon alleged misrepresentations or omissions relating to churn, but denied the Defendants motion with respect to alleged misstatements regarding purported operating costs. On October 1, 2021, the Company filed an answer denying in part and admitting in part the remaining allegations, and denying any wrongdoing.

Derivative Actions – On July 7, 2020 and October 13, 2020, two derivative lawsuits were filed against our then-chief executive officer, Mr. Flanders, our then-chief financial officer, Mr. Yung, our then-chief operating officer, Mr. Francis, and the members of our Board at the time of filing of the complaints (collectively, the “Individual Defendants”), in the United States District Court for the Northern District of California and the Superior Court of California, County of Santa Clara. The cases are captioned Chernet v. Flanders et al., Case No. 3:20-cv-04477-SK (N.D. Cal.), and Lincolnshire Police Pension Fund v. Flanders et al., Case No. 20CV371555 (Cal. Super. Ct.), and also name the Company as a nominal defendant. A third derivative lawsuit was filed against the same defendants on October 5, 2021 in the United States District Court for the Northern District of California, captioned Badwal v. Flanders et al., Case No. 4:21-cv-07795 (N.D. Cal.). The complaints allege, among

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
other things, that beginning on March 19, 2018, the Individual Defendants made or caused the Company to make materially false and misleading statements and/or failed to disclose material information regarding our accounting and modeling assumptions, rate of member churn, profitability, and internal controls. The Chernet and Lincolnshire complaints purport to assert claims for breach of fiduciary duty, unjust enrichment and waste of corporate assets. The Chernet lawsuit also alleges that the Individual Defendants violated Sections 14(a), 10(b), and 20(a) of the Securities Exchange Act of 1934, and asserts claims for abuse of control and gross mismanagement. The Badwal complaint purports to assert a claim for breach of fiduciary duty, an insider trading claim, and violations of Section 14(a), 10(b) and 20D of the Securities Exchange Act of 1934. The Chernet and Lincolnshire complaints seek damages, restitution, attorneys’ fees and costs, and certain measures with respect to our corporate governance and internal procedures, and (in the Lincolnshire lawsuit) equitable and/or injunctive relief. The Badwal complaint seeks damages, declaratory relief, corporate governance measures, equitable and injunctive relief, restitution and disgorgement, and attorneys' fees and costs. On August 10, 2020, the parties filed a Stipulation and Proposed Order in the Chernet matter to stay the action until and through the resolution of the Defendants' anticipated motion to dismiss the consolidated securities class action, and filed a similar stipulation in the Lincolnshire matter on December 11, 2020. The Chernet stipulation was granted by the court on August 12, 2020 and the Lincolnshire stipulation on December 11, 2020. The agreed-upon stays terminated with the filing of an answer in the securities class action and the parties are engaged in discussions regarding further proceedings.

The Gonzalez and Le’Vias Complaints – On April 6, 2018, a former employee, Lupita Gonzalez, filed a complaint against us in the Superior Court of the State of California for the County of Sacramento (the “Gonzalez Complaint”). On July 1, 2019, two other current or former employees, Michael Le’Vias and Ramona Meadows, filed a related complaint against us and eHealth Ins. Serv. Co., in the Superior Court of the State of California for the County of Santa Clara (the “Le’Vias Complaint”). Both complaints asserted claims under the California Private Attorney General Act on behalf of all current and former hourly-paid or non-exempt employees who work or have worked for us in California, based on alleged failures to comply with California wage and hour laws. The parties have entered into a court-approved settlement agreement that resolves both matters related to the Gonzalez and Le'Vias Complaints, and both the Gonzalez and Le'Vias Complaints have been dismissed with prejudice.

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

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The results of our operating segments are summarized for the periods presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue:
Medicare	$46,381	$70,361	$240,633	$246,891
Individual, Family and Small Business	17,533	23,923	54,052	42,567
Total revenue	$63,914	$94,284	$294,685	$289,458
Segment profit (loss):
Medicare segment profit (loss) (1)	$(52,882)	$(14,139)	$(46,141)	$23,993
Individual, Family and Small Business segment profit (1)	12,499	18,487	38,476	24,153
Total segment profit (loss)	(40,383)	4,348	(7,665)	48,146
Corporate	(14,827)	(15,581)	(43,206)	(43,376)
Stock-based compensation expense	(5,234)	(6,332)	(24,881)	(21,722)
Depreciation and amortization(2)	(4,899)	(2,995)	(12,840)	(7,911)
Amortization of intangible assets	(121)	(287)	(416)	(1,207)
Restructuring and reorganization charges	(573)	—	(3,004)	—
Other income (expense), net	189	(101)	511	724
Loss before benefit from income taxes	$(65,848)	$(20,948)	$(91,501)	$(25,346)

_____________

(1)During the first quarter of 2021, we revised the calculation of segment profit by excluding amortization of capitalized software development costs to enhance comparability of our financial metrics with peer companies. The amortization of capitalized software development costs were $3.4 million and $2.1 million for the three months ended September 30, 2021 and 2020, respectively, and $9.1 million and $5.3 million for the nine months ended September 30, 2021 and 2020, respectively.
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

Geographic Information

Our long-lived assets primarily consist of property and equipment and internally-developed software. Our long-lived assets are attributed to the geographic location in which they are located. Long-lived assets by geographical area are summarized as follows (in thousands):

	September 30, 2021	December 31, 2020
United States	$45,465	$40,500
China	637	565
Total	$46,102	$41,065

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Significant Customers

Substantially all revenue for the three and nine months ended September 30, 2021 and 2020 was generated from customers located in the United States. Carriers representing 10% or more of our total revenue are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
UnitedHealthCare (1)	21%	17%	21%	21%
Aetna (1)	15%	12%	20%	14%
Humana	20%	26%	18%	21%
Centene (2)	11%	8%	12%	10%
__________

(1)Percentages include the carriers' subsidiaries.
(2)Centene Corporation acquired WellCare Health Plans, Inc. in 2020, and the revenue of WellCare is included in the percentage calculation for the three and nine months ended September 30, 2021 and 2020.

Note 10 – Leases

Our leases have remaining lease terms of 2 to 8 years. Certain of these leases have free or escalating rent payment provisions. We recognize lease expense on a straight-line basis over the terms of the leases, although actual cash payment obligations under certain of these agreements fluctuate over the terms of the agreements. Most leases include options to renew, and the exercise of these options is at our discretion.

Total operating lease expenses were $1.9 million and $2.1 million for the three months ended September 30, 2021 and 2020, and $5.7 million and $6.4 million for the nine months ended September 30, 2021 and 2020, respectively and sublease income was immaterial for both periods.

Supplemental information related to leases are as follows (dollars in thousands):

	September 30, 2021	December 31, 2020
Weighted-average remaining lease term of operating leases	6.6 years	7.2 years
Weighted-average discount rate used to recognize operating lease right-of-use-assets	5.4%	5.4%
	Nine Months Ended September 30,
	2021	2020
Operating lease expense	$5,738	$6,411
Cash outflows related to operating leases	5,722	5,173

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
As of September 30, 2021, maturities of operating lease liabilities are as follows (in thousands):

Year ending December 31,
Remainder of 2021	$1,926
2022	7,701
2023	8,033
2024	7,832
2025	8,009
Thereafter	19,407
Total lease payments (1)	52,908
Less imputed interest	(10,200)
Total	$42,708
____________

(1)Noncancellable sublease income for the remainder of 2021 and years ending December 31, 2022 and 2023 of $0.3 million, $0.4 million, and $0.4 million, respectively, is not included in the table above.

Note 11 — Restructuring and Reorganization

Our restructuring and reorganization costs and liabilities consist primarily of severance, transition and other related costs. The following table summarizes the cash-based restructuring and reorganization related liabilities (in thousands):

Nine Months Ended September 30, 2021
Beginning balance	$—
Restructuring and reorganization charges	3,004
Payments	(2,466)
Ending balance	$538

In February 2021, we eliminated approximately 89 full-time positions, primarily in the United States, representing approximately 5% of our workforce, primarily within our customer care and enrollment group, and to a lesser extent, in our marketing and advertising, technology and content, and general and administrative groups. Total pre-tax restructuring charges were $2.4 million for the nine months ended September 30, 2021, which primarily related to employee termination benefits. Substantially all of the restructuring charges resulted in cash expenditures. The restructuring activities were completed by March 31, 2021.

In September 2021, we announced the transition of our chief executive officer. Mr. Scott Flanders resigned as a member of our Board and chief executive officer, effective October 31, 2021. We recognized $0.5 million in severance costs related to his separation in September 2021 and we expect to recognize an additional $1.9 million in the fourth quarter of 2021. Stock-based compensation expense for both three and nine months ended September 30, 2021 was impacted by a $4.1 million credit related to forfeited equity awards due to Mr. Flanders' separation, which was included in general and administrative expenses on our Condensed Consolidated Statement of Comprehensive Loss.

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 12 – Debt

On September 17, 2018, we entered into a Credit Agreement with Royal Bank of Canada (“RBC”), as administrative agent and collateral agent (the “Credit Agreement”). The Credit Agreement provides for a $40.0 million secured asset-backed revolving credit facility with a $5.0 million letter of credit sub-facility.

On December 20, 2019, we amended our revolving credit facility agreement with RBC (the “Amendment”) and increased the borrowing amount from $40.0 million to $75.0 million. The maturity date has been extended to December 20, 2022.

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

Financial covenants in the original Credit Agreement required that we maintain Excess Availability (as defined in the Credit Agreement) at or above $6.0 million at any time. The Amendment also changed the financial covenants to require us to maintain at least $6.0 million of Excess Availability at all times or, if greater, up to $11.3 million depending on our Borrowing Base as determined by eligible past and future commissions receivable. In addition, the Amendment also included changes in the payment conditions to, among other things, require us to have at least $10.0 million of liquidity or, if greater, up to $18.8 million depending on the Borrowing Base as determined by eligible past and future commissions receivable, in order for us to make certain permitted acquisitions, investments, distributions and payments of indebtedness. The Amendment also stated the seasonal amount thresholds used in connection with the cash dominion and field examination covenants in the Credit Agreement.

We incurred $1.2 million of issuance costs in connection with the Credit Agreement, which were capitalized as part of other assets on our Consolidated Balance Sheet in the period we entered into the Credit Agreement. The Amendment did not change the interest rate. In connection with the Amendment, we incurred closing costs totaling $0.5 million, which were capitalized and recorded as other assets on our Consolidated Balance Sheet as of December 31, 2019. The remaining balance of unamortized issuance costs was $0.5 million and $0.7 million as of September 30, 2021 and December 31, 2020, respectively.

As of September 30, 2021, we had no outstanding borrowings under our revolving credit facility.

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 13 – Income Taxes

The following table summarizes our benefit from income taxes and our effective tax rates for the periods presented below (in thousands, except effective tax rate):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Loss before benefit from income taxes	$(65,848)	$(20,948)	$(91,501)	$(25,346)
Benefit from income taxes	(12,834)	(6,443)	(19,278)	(10,923)
Effective tax rate	19.5%	30.8%	21.1%	43.1%

For the three and nine months ended September 30, 2021, we recognized a benefit from income taxes of $12.8 million and $19.3 million, representing an effective tax rate of 19.5% and 21.1%, respectively. These effective tax rates are higher than the statutory federal tax rate due primarily to stock-based compensation adjustments, non-deductible lobbying expenses and state taxes, partially offset by research and development credits. For the three and nine months ended September 30, 2020, we recognized benefits from income taxes of $6.4 million and $10.9 million, representing an effective tax rate of 30.8% and 43.1%, respectively, which were higher than the statutory federal tax rate due primarily to stock-based compensation adjustments, non-deductible lobbying expenses and state taxes, partially offset by research and development credits.

Assessing the realizability of our deferred tax assets is dependent upon several factors, including the likelihood and amount, if any, of future taxable income in relevant jurisdictions during the periods in which those temporary differences become deductible. We forecast taxable income by considering all available positive and negative evidence, including our history of operating income and losses and our financial plans and estimates that we use to manage the business. These assumptions require significant judgment about future taxable income. As a result, the amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change. We continue to recognize our deferred tax assets as of September 30, 2021, as we believe it is more likely than not that the net deferred tax assets will be realized, with the exception of certain net operating losses and credits that are expected to expire unutilized which have a valuation allowance.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words “expect,” “anticipate,” “believe,” “estimate,” “target,” “goal,” “project,” “hope,” “intend,” “plan,” “seek,” “continue,” “may,” “could,” “should,” “might,” “forecast,” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements include, among other things, statements regarding our expectations relating to approved members, new paying members and estimated membership; our estimates regarding the constrained lifetime value of commissions; our expectations relating to revenue, operating costs, cash flows and profitability; our expectations regarding our strategy and investments, including investments in our e-commerce and call center capabilities, technology, agent training and quality assurance efforts; our expectations regarding our Medicare business, including market opportunity, consumer demand and our competitive advantage; our expectations regarding our individual and family business, including anticipated trends and our ability to enroll individuals and families into qualified health plans; the impact of future and existing laws and regulations on our business; the expected impact of the COVID-19 pandemic on our business; our expectations regarding commission rates, payment rates, conversion rates, plan termination rates and duration, membership retention rates and membership acquisition costs; our expectations regarding health insurance agents licensing and productivity; our expectations regarding beneficiary complaints, customer experience and enrollment quality; our expectations relating to the seasonality of our business; expected competition from government-run health insurance exchanges and other sources; our expectations relating to marketing and advertising expense and expected contributions from our marketing and strategic partnership channels; the timing of our receipt of commission and other payments; our critical accounting policies and related estimates; liquidity and capital needs; political, legislative, regulatory and legal challenges; the merits or potential impact of any lawsuits filed against us; as well as other statements regarding our future operations, financial condition, prospects and business strategies.

We have based these forward-looking statements on our current expectations about future events. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Our actual results may differ materially from those suggested by these forward-looking statements for various reasons, including our ability to retain existing members and enroll new members during the annual healthcare open enrollment period, the Medicare annual enrollment period and other special enrollment period; changes in laws, regulations and guidelines, including in connection with healthcare reform or with respect to the marketing and sale of Medicare plans; competition, including competition from government-run health insurance exchanges and other sources; the seasonality of our business and the fluctuation of our operating results; our ability to accurately estimate membership, lifetime value of commissions and commissions receivable; changes in product offerings among carriers on our ecommerce platform and the resulting impact on our commission revenue; our ability to execute on our growth strategy in the Medicare market; the continued impact of the COVID-19 pandemic on our operations, business, financial condition and growth prospects, as well as on the general economy; changes in our management and key employees; exposure to security risks and our ability to safeguard the security and privacy of confidential data; our relationships with health insurance carriers; customer concentration and consolidation of the health insurance industry; our success in marketing and selling health insurance plans and our unit cost of acquisition; our ability to hire, train, retain and ensure the productivity of licensed health insurance agents and other employees; the need for health insurance carrier and regulatory approvals in connection with the marketing of Medicare-related insurance products; changes in the market for private health insurance; consumer satisfaction of our service and actions we take to improve the quality of enrollments; changes in member conversion rates; changes in commission rates; our ability to sell qualified health insurance plans to subsidy-eligible individuals and to enroll subsidy-eligible individuals through government-run health insurance exchanges; our ability to maintain and enhance our brand identity; our ability to derive desired benefits from investments in our business, including membership growth and retention initiatives; reliance on marketing partners; the impact of our direct-to-consumer email, telephone and television marketing efforts; timing of receipt and accuracy of commission reports; payment practices of health insurance carriers; dependence on our operations in China; the restrictions in our debt obligations; the restrictions in our investment agreement with H.I.G; compliance with insurance and other laws and regulations; the outcome of litigation in which we are involved; the performance, reliability and availability of our information technology systems, ecommerce platform and underlying network infrastructure; and those identified under the heading “Risk Factors” in Part II, Item 1A. of this report and those discussed in our other Securities and Exchange Commission filings. Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in this report are made only as of the date hereof. Except as required by applicable law, we do not undertake, and specifically decline, any obligation to update any of these statements or to publicly announce the results of any revisions to any forward-looking statements, whether as a result of new information, future events, changes in assumptions or otherwise. The following discussion should be read in conjunction with our Annual Report on Form 10-K as filed with the

Securities and Exchange Commission in February 2021 and amended in April 2021, and the audited consolidated financial statements and related notes contained therein.

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

Updates on Business Initiatives

During the third quarter of 2021, we made a number of changes to our telesales and online capabilities with a focus on driving performance and improving enrollment quality in preparation for the annual enrollment period in the fourth quarter.

In 2021, we shifted the mix of our telesales capacity towards full-time internal agents and away from third party vendor agents. In October 2021, we entered the Medicare annual enrollment period with internal agents comprising over 95% of our total agents, the largest number of full-time employed agents in our history and compared to approximately 50% at the same time in 2020. We also made other important changes across our call centers to improve the effectiveness of our agents and further enhance consumer experience. These changes include the migration of our call center technology to a cloud-based contact center and upgraded lead scoring and routing tools. We believe these improvements and new tools provide better support to our agents in their interactions with consumers as we enter into the most critical selling season of the year.

Enrollment quality has been our focus since the launch of our retention program over a year ago, which is ensuring that eHealth presents Medicare beneficiaries with choices that best align with their eligibility status, lifestyle, health conditions and economic means with the goal of minimal disruption in existing provider relationships. We have been seeking additional ways to improve our customer experience, enhance accuracy of plan recommendations and reduce disenrollment. In the third quarter of 2021, we introduced additional mandatory training for our agents, added a new customer care function to verify certain Medicare enrollments prior to submission to the carrier, and expanded other quality assurance efforts. We restructured agent compensation incentives to place more focus on addressing the longer-term coverage needs of customers. As part of the recent migration of our call center technology to a cloud-based contact center, we also implemented a new cloud-based agent monitoring system, which is expected to provide new robust capabilities to train agents and monitor their performance in real time. While we expect these initiatives will enhance the quality of our enrollments generally, the introduction of these efforts to date has resulted in lower conversion rates and longer average talk times for telephonic enrollments.

We continuously look for ways to improve the user experience of our online tools. Ahead of the annual enrollment period, we enhanced our online capabilities by launching an updated recommendation engine. This engine is designed to improve the accuracy of personalized plan-matching. It has machine-learning capabilities and leverages data from online customer interactions to provide recommendations, which we believe improves the online shopping experience and helps Medicare eligible consumers navigate increasingly broad and complex plan choices. Our online Customer Center continues to strengthen and support our relationships with consumers and to help retain their business when it's time to review their plan coverage choices. The Customer Center enables members to create a secure personal profile that stores their prescription drug regimen, preferred doctors and pharmacies, current coverage, and other relevant data, and makes this data available to the member and our licensed agents that they contact. The accessibility of the information facilities plan selection for our agents and members with accounts and also incentivizes members to return to us when their needs change.

Although the investments in our telesales operations, technology and enrollment quality assurance have negatively impacted our third quarter financial results, we believe that they will create long-term competitive advantages for us as carriers place an increasing value on enrollment quality and reduction in beneficiary complaints.

Changes in Senior Management

In September 2021, we announced the appointment of Christine Janofsky as our senior vice president, chief financial officer, effective September 2021. We also announced the resignation of Scott Flanders from his positions as a member of our board of directors and chief executive officer, effective October 31, 2021, and the appointment of Fran Soistman as a member of our board of directors and our chief executive officer, effective November 1, 2021. Mr. Flanders has agreed to provide consulting services to us through December 31, 2021 to assist with the transition of his duties and responsibilities. These executive changes resulted in lower general and administrative expenses in the third quarter of 2021, primarily due to the reversal of stock-based compensation expense related to Mr. Flanders' forfeited equity awards. Severance and other personnel costs related to Mr. Flanders' separation are included in restructuring and reorganization charges on our Condensed Consolidated Statement of Comprehensive Loss in the third quarter of 2021. Part of these severance and other personnel costs will be recognized during his remaining service period in the fourth quarter.

COVID-19 Impact Updates

As of September 30, 2021, all of our offices remained open at reduced capacity and with additional safety and social distancing measures as a result of the COVID-19 pandemic. eHealth currently plans to operate with a combination of remote and in-office work in the United States at least through the end of 2021. We plan to increase the number of in-office employees next year depending upon the COVID-19 vaccination status of our employees as we intend to have only vaccinated employees in the office to promote the health and safety of our employees.

The extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on future developments, including the duration, spread and severity of the pandemic, the availability, effectiveness and uptake of vaccines for COVID-19, the emergence of new variants of COVID-19 and whether existing vaccines are effective with respect to such variants, the actions to contain the disease or mitigate its impact, and the duration, timing and severity of the impact on consumer behavior, including any recession resulting from the pandemic, all of which are unpredictable. Due to the surge of COVID-19 cases caused by the COVID-19 Delta variant, employees in our California offices are still required by county order to wear masks while in our offices regardless of vaccination status. The emergence of Delta and other variants could cause us to alter our operations and plans for in-office and remote work. See Risk Factors in Part II, Item 1A of this Quarterly Report on Form 10-Q for a discussion of risks related to the COVID-19 pandemic.

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
•the number of approved members for Medicare-related, individual and family, small business and ancillary health insurance plans from whom we have received an initial commission payment; and
•the constrained lifetime value (“LTV”), of approved members for Medicare-related, individual and family and ancillary health insurance plans we sell, as well as the estimated annual value of approved members for small business plans we sell.

Approved Members

Approved members represent the number of individuals on submitted applications that were approved by the relevant insurance carrier for the identified product during the current period. The applications may be submitted in either the current period or prior periods. Not all approved members ultimately become paying members.

The following table shows approved members by product for the period presented:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2021	2020		2021	2020
Medicare
Medicare Advantage	36,836	44,999	(18)%	222,289	170,374	30%
Medicare Supplement	4,258	7,456	(43)%	18,170	27,088	(33)%
Medicare Part D	5,690	7,485	(24)%	20,677	24,054	(14)%
Total Medicare	46,784	59,940	(22)%	261,136	221,516	18%
Individual and Family
Non-Qualified Health Plans	3,241	2,665	22%	12,970	10,283	26%
Qualified Health Plans	4,991	1,707	192%	16,049	8,764	83%
Total Individual and Family	8,232	4,372	88%	29,019	19,047	52%
Ancillary
Short-term	7,313	9,784	(25)%	21,651	31,368	(31)%
Dental	9,043	10,136	(11)%	30,619	27,568	11%
Vision	4,332	3,806	14%	13,960	12,071	16%
Other	2,396	2,991	(20)%	7,413	11,262	(34)%
Total Ancillary	23,084	26,717	(14)%	73,643	82,269	(10)%
Small Business	2,320	3,473	(33)%	7,856	10,194	(23)%
Total Approved Members	80,420	94,502	(15)%	371,654	333,026	12%

Three Months Ended September 30, 2021 and 2020 – Medicare approved members decreased 22% in the three months ended September 30, 2021 compared to the same period in 2020. The decrease in total Medicare approved members was primarily attributable to a decline in telesales conversion rate which was primarily driven by additional quality initiatives we introduced during the third quarter of 2021, partially offset by the growth of our online applications.

Individual and family plan approved members grew 88% in the three months ended September 30, 2021 compared to the same period in 2020 due to the favorable market environment. The individual and family health insurance market is benefiting from the passage of the American Rescue Plan Act in March 2021. This legislation expanded access to premium credits making individual and family major medical plans more affordable, which allows a larger population to get the coverage that our major medical plans offer.

Ancillary plan approved members decreased 14% in the three months ended September 30, 2021 compared to the same period in 2020 primarily due to decreases in approved members for short-term health insurance plans, dental and other ancillary insurance, partially offset by an increase in approved members for vision insurance. Small business group health insurance approved members declined 33% in the three months ended September 30, 2021 compared to the same period in 2020 mainly due to the shift of our focus away from the sale of small business products.

Nine Months Ended September 30, 2021 and 2020 – Medicare approved members increased 18% in the nine months ended September 30, 2021 compared to the same period in 2020. The increase in total Medicare approved members was primarily attributable to an increase in Medicare Advantage plan members, partially offset by decreases in Medicare Supplement plan members and Medicare Part D prescription drug plan members during the nine months ended September 30, 2021 compared to the same period in 2020. The increase in approved Medicare Advantage members was primarily driven by strong consumer demand, online enrollment growth, and an increase in our internal agent productivity during the Medicare Advantage open enrollment period in the first quarter of 2021, partially offset by a decline in telesales conversion rate during the third quarter of 2021, as described above.

Individual and family plan approved members grew 52% in the nine months ended September 30, 2021 compared to the same period in 2020 partially due to the favorable market environment resulting from the passage of the American Rescue Plan Act mentioned above.

Ancillary plan approved members declined 10% in the nine months ended September 30, 2021 compared to the same period in 2020 primarily due to declines in approved members for short-term health insurance plans and other ancillary plans, partially offset by an increase in approved members for dental and vision insurance. Small business group health insurance approved members declined 23% in the nine months ended September 30, 2021 compared to the same period in 2020 mainly due to the shift of our focus away from the sale of small business products.

New Paying Members

New Paying Members consist of approved members from the period presented and any periods prior to the period presented from whom we have received an initial commission payment during the period presented. The following table shows our new paying members by product for the periods presented below:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2021	2020		2021	2020
Medicare
Medicare Advantage	38,193	44,528	(14)%	256,900	188,059	37%
Medicare Supplement	3,832	6,912	(45)%	19,145	26,386	(27)%
Medicare Part D	5,601	7,378	(24)%	41,620	78,588	(47)%
Total Medicare	47,626	58,818	(19)%	317,665	293,033	8%
Individual and Family
Non-Qualified Health Plans	3,206	2,550	26%	18,781	15,920	18%
Qualified Health Plans	4,937	1,548	219%	16,180	10,600	53%
Total Individual and Family	8,143	4,098	99%	34,961	26,520	32%
Ancillary
Short-term	8,703	10,461	(17)%	26,909	32,293	(17)%
Dental	8,862	9,500	(7)%	29,765	26,848	11%
Vision	4,563	3,953	15%	14,972	13,170	14%
Other	2,534	3,502	(28)%	7,710	11,289	(32)%
Total Ancillary	24,662	27,416	(10)%	79,356	83,600	(5)%
Small Business	2,230	3,518	(37)%	8,746	11,812	(26)%
Total New Paying Members	82,661	93,850	(12)%	440,728	414,965	6%

Three Months Ended September 30, 2021 and 2020 – Medicare total new paying members declined 19% in the three months ended September 30, 2021 compared to the same period in 2020, attributable to a decline in telesales conversion rate, partially offset by the growth of our online applications. Individual and family plan new paying members grew 99% in the three months ended September 30, 2021 compared to the same period in 2020 primarily driven by an increase in approved members for qualified health plans. Ancillary new paying members declined 10% in the three months ended September 30, 2021 compared to the same period in 2020 primarily due to a decline in approved members for short-term, dental and other ancillary insurance plans, partially offset by an increase in approved members for vision insurance plans. Small business new paying members declined 37% in the three months ended September 30, 2021 compared to the same period in 2020 primarily due to a decrease in approved members for small business plans.

Nine Months Ended September 30, 2021 and 2020 – Medicare total new paying members grew 8% in the nine months ended September 30, 2021 compared to the same period in 2020, primarily driven by an increase in Medicare Advantage plan approved members, partially offset by decreases in Medicare Part D prescription drug plan and Medicare Supplement plan approved members. Individual and family plan new paying members grew 32% in the nine months ended September 30, 2021 compared to the same period in 2020 primarily driven by increases in approved members for non-qualified and qualified plans. Ancillary new paying members declined 5% in the nine months ended September 30, 2021 compared to the same period in 2020 primarily due to a decrease in approved members for short-term and other ancillary plans. Small business new paying members declined 26% in the nine months ended September 30, 2021 compared to the same period in 2020 primarily due to a decrease in approved members for small business plans.

Estimated Constrained Lifetime Value of Commissions Per Approved Member

The following table shows our estimated constrained LTV of commissions per approved member by product for the periods presented below:

	Three Months Ended September 30,		% Change
	2021	2020
Medicare
Medicare Advantage (1)	$975	$898	9%
Medicare Supplement (1)	955	1,071	(11)%
Medicare Part D (1)	227	245	(7)%
Individual and Family
Non-Qualified Health Plans (1)	254	188	35%
Qualified Health Plans (1)	296	244	21%
Ancillary
Short-term (1)	157	149	5%
Dental (1)	98	84	17%
Vision (1)	60	54	11%
Small Business (2)	186	142	31%
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

Medicare

The constrained LTV of commissions per approved member for Medicare Advantage plans grew by 9%, and declined by 11% and 7%, respectively, for Medicare Supplement and Medicare Part D prescription drug plans during the three months ended September 30, 2021 compared to the same period in 2020. The increase in constrained LTV of Medicare Advantage plans was due to higher commission rates. The decline in constrained LTV of commissions per approved member for Medicare Supplement and Medicare Part D prescription drug plans was due to shorter average plan durations for both products.

Individual and Family and Ancillary

The constrained LTV of commissions per non-qualified health plan approved member and qualified health plan approved member increased 35% and 21%, respectively, during the three months ended September 30, 2021 compared with the same period in 2020 mostly due to increased estimates of average plan duration and a lower constraint for non-qualified health insurance plans.

The constrained LTV of commissions per approved member for short-term health insurance, dental, vision, and small business insurance plans increased by 5%, 17%, 11%, and 31%, respectively, during the three months ended September 30, 2021 compared with the same period in 2020 primarily due to an increase in estimated average plan duration.

The constraints applied to the total estimated lifetime commissions we expect to receive for selling the plan after the carrier approves an application in order to derive the constrained LTV of commissions for approved members recognized for the periods presented below are summarized as follows:

	Three Months Ended September 30,
	2021	2020
Medicare
Medicare Advantage	7%	7%
Medicare Supplement	9%	5%
Medicare Part D	7%	5%
Individual and Family
Non-Qualified Health Plans	7%	15%
Qualified Health Plans	4%	4%
Ancillary
Short-term	20%	20%
Dental	5%	7%
Vision	5%	5%
Other	10%	10%
Small Business	5%	—%

The constraints for Medicare Supplement and Medicare Part D prescription drug plans increased during the three months ended September 30, 2021, as compared to the same period in the prior year, due to declining LTV trends for these products. The constraints for non-qualified health plans decreased during the three months ended September 30, 2021, as compared to the same period in the prior year, due to stabilization of market conditions and increases in LTV values. The constraints for dental plans decreased during the three months ended September 30, 2021, as compared to the same period in the prior year, due to improved LTV trends.

Estimated Membership

Estimated membership represents the estimated number of members active as of the date indicated based on the estimation methodology below. The following table shows estimated membership by product for the periods presented below:

	As of September 30,		% Change
	2021	2020
Medicare (1)
Medicare Advantage	559,235	421,237	33%
Medicare Supplement	99,622	96,525	3%
Medicare Part D	216,582	216,641	—%
Total Medicare	875,439	734,403	19%

Individual and Family (2)
Non-Qualified Health Plans	84,260	92,054	(8)%
Qualified Health Plans	23,866	20,780	15%
Total Individual and Family	108,126	112,834	(4)%
Ancillary (3)
Short-term	17,073	24,105	(29)%
Dental	122,126	116,846	5%
Vision	69,210	67,944	2%
Other	32,957	36,158	(9)%
Total Ancillary	241,366	245,053	(2)%
Small Business (4)	45,697	44,424	3%
Total Estimated Membership	1,270,628	1,136,714	12%
__________________

(1)To estimate the number of members on Medicare-related health insurance plans, we take the sum of (i) the number of members for whom we have received or applied a commission payment for a month that may be up to three months prior to the date of estimation (after reducing that number using historical experience for assumed member cancellations over the period being estimated); and (ii) the number of approved members over that period (after reducing that number using historical experience for an assumed number of members who do not accept their approved policy and for estimated member cancellations through the date of the estimate). To the extent we determine through confirmations from a health insurance carrier that a commission payment is delayed or is inaccurate as of the date of estimation, we adjust the estimated membership to also reflect the number of members for whom we expect to receive or to refund a commission payment. Further, to the extent we have received substantially all of the commission payments related to a given month during the period being estimated, we will take the number of members for whom we have received or applied a commission payment during the month of estimation.

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

Historically, our membership estimates in a particular quarter have not been significantly different when compared to membership data received from carriers in a subsequent quarter. However, we experienced a larger deviation in the actual Medicare Advantage membership, which was lower than our initial estimate, for the first quarter of 2020. This deviation was primarily due to the time delay in our receiving information from carriers and a higher level of plan cancellations than expected. The difference between our estimates and carrier data have returned to our historical ranges since that time.

Medicare-related plan estimated membership as of September 30, 2021 grew 19% compared to estimated membership as of September 30, 2020 due to a 33% growth in Medicare Advantage estimated membership and a 3% growth in Medicare Supplement plan estimated membership. The overall growth in Medicare estimated membership was due to increased sales of Medicare Advantage plans.

Individual and family plan estimated membership as of September 30, 2021 declined 4% compared to estimated membership as of September 30, 2020 due to overall market conditions in the individual and family plan market, despite the recent stabilization and improvement, and the shift of our investment towards Medicare. Ancillary plan estimated membership as of September 30, 2021 declined 2% compared to estimated membership as of September 30, 2020 primarily as a result of the decline in short-term health plans estimated membership.

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

	Three Months Ended September 30,		% Change
	2021	2020
Medicare
Estimated CC&E cost per approved MA-equivalent approved member (1)	$1,099	$759	45%
Estimated variable marketing cost per MA-equivalent approved member (1)	775	422	84%
Total Medicare estimated cost per approved member	$1,874	$1,181	59%
Individual and Family Plan
Estimated CC&E cost per IFP-equivalent approved member (2)	$119	$137	(13)%
Estimated variable marketing cost per IFP-equivalent approved member (2)	65	79	(18)%
Total IFP estimated cost per approved member	$184	$216	(15)%
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

Estimated CC&E cost per approved MA-equivalent member increased 45% in the three months ended September 30, 2021 compared to the same period in 2020 due to lower enrollment volume resulting from enrollment quality initiatives, a decline in our telesales conversion rate and an earlier start to our staffing increase for the Medicare annual enrollment period this year. In October 2021, we entered this annual enrollment period with over 95% of our sales force consisting of internal agents. We believe that this investment in internal telesales capacity will strengthen our telesales organization and improve enrollment quality going forward. Estimated variable marketing cost per MA-equivalent member increased 84% primarily due to lower enrollment volume as a result of lower conversion rates from our telephonic leads. In addition, a greater focus on our online advertising channel also contributed to the increase as it carries higher per enrollment marketing costs but lower customer care and enrollment costs.

Estimated CC&E cost per approved IFP-equivalent member decreased 13% in the three months ended September 30, 2021 compared to the same period in 2020 due primarily to an increase in agent productivity. Estimated variable marketing cost per IFP-equivalent member decreased 18% in the three months ended September 30, 2021 compared to the same period in 2020 due to an extended special open enrollment period.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires us to make judgments, assumptions, and estimates that affect the amounts reported in the consolidated financial statements and the accompanying notes. These estimates and assumptions are based on current facts, historical experience, and various other factors that we believe are reasonable under the circumstances to determine reported amounts of assets, liabilities, revenue and expenses that are not readily apparent from other sources. To the extent there are material differences between our estimates and the actual results, our future consolidated results of comprehensive income may be affected.

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

Results of Operations

Our operating results and related percentage of total revenue are summarized below for the periods presented (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
Revenue
Commission	$59,191	93%	$73,544	78%	$276,066	94%	$253,986	88%
Other	4,723	7%	20,740	22%	18,619	6%	35,472	12%
Total revenue	63,914	100%	94,284	100%	294,685	100%	289,458	100%
Operating costs and expenses (1)
Cost of revenue	(25)	—%	482	1%	1,217	—%	2,160	1%
Marketing and advertising	43,317	68%	33,405	35%	138,772	47%	104,042	36%
Customer care and enrollment	48,956	77%	43,342	46%	121,480	41%	101,025	35%
Technology and content	20,369	31%	17,673	19%	63,996	22%	46,786	16%
General and administrative	16,640	26%	19,942	21%	57,812	20%	60,308	21%
Amortization of intangible assets	121	—%	287	—%	416	—%	1,207	—%
Restructuring and reorganization charges	573	1%	—	—%	3,004	1%	—	—%
Total operating costs and expenses	129,951	203%	115,131	122%	386,697	131%	315,528	109%
Loss from operations	(66,037)	(103)%	(20,847)	(22)%	(92,012)	(31)%	(26,070)	(9)%
Other income (expense), net	189	—%	(101)	—%	511	—%	724	—%
Loss before benefit from income taxes	(65,848)	(103)%	(20,948)	(22)%	(91,501)	(31)%	(25,346)	(9)%
Benefit from income taxes	(12,834)	(20)%	(6,443)	(7)%	(19,278)	(7)%	(10,923)	(4)%
Net loss	$(53,014)	(83)%	$(14,505)	(15)%	$(72,223)	(24)%	$(14,423)	(5)%
____________

(1)Operating costs and expenses include the following amounts of stock-based compensation expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Marketing and advertising	$2,297	$1,869	$6,922	$5,138
Customer care and enrollment	740	527	1,901	1,762
Technology and content	2,380	1,430	7,483	2,965
General and administrative	(183)	2,506	8,575	11,857
Total stock-based compensation expense	$5,234	$6,332	$24,881	$21,722

Revenue

Our commission revenue, other revenue and total revenue are summarized as (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	$	%	2021	2020	$	%
Commission	$59,191	$73,544	$(14,353)	(20)%	$276,066	$253,986	$22,080	9%
% of total revenue	93%	78%			94%	88%
Other	4,723	20,740	(16,017)	(77)%	18,619	35,472	(16,853)	(48)%
% of total revenue	7%	22%			6%	12%
Total revenue	$63,914	$94,284	$(30,370)	(32)%	$294,685	$289,458	$5,227	2%

Three Months Ended September 30, 2021 and 2020 – Commission revenue decreased $14.4 million, or 20%, during the three months ended September 30, 2021 compared to the same period in 2020 due to an $8.8 million decrease in commission revenue from the Medicare segment and a $5.5 million decrease in commission revenue from the Individual, Family and Small Business segment.

The decrease in commission revenue from the Medicare segment during the three months ended September 30, 2021 compared to the same period in 2020 was due to a 22% decline in approved members primarily attributable to an 18% decline of approved members for Medicare Advantage plans, partially offset by a 9% increase in Medicare Advantage LTVs. The decrease in commission revenue from the Individual, Family and Small Business segment was due primarily to a $7.0 million decrease in net adjustment revenue from members enrolled in prior periods, partially offset by an 88% increase in approved individual and family plan members due to a favorable market environment, and higher lifetime values for individual and family plan and certain ancillary products.

Other revenue declined $16.0 million, or 77%, during the three months ended September 30, 2021 compared to the same period in 2020 due primarily to a decrease in Medicare sponsorship and advertising revenue driven by reduced sponsorship activity, a decline in Medicare enrollment volumes year-over-year, and timing, with certain advertising arrangements commencing in the fourth quarter as compared to the third quarter in 2020.

Nine Months Ended September 30, 2021 and 2020 – Commission revenue increased $22.1 million, or 9%, during the nine months ended September 30, 2021 compared to the same period in 2020 due to a $12.1 million increase in commission revenue from the Individual, Family and Small Business segment and a $10.0 million increase in commission revenue from the Medicare segment.

The increase in commission revenue from the Medicare segment was driven by an 18% increase in Medicare plan approved members, driven primarily by a 30% growth in Medicare Advantage plan approved members compared to 2020, partially offset by a decrease in net commission revenue from Medicare members approved in prior periods which was primarily attributable to Medicare Supplement and Medicare Part D prescription drug plans. The increase in commission revenue from the Individual, Family and Small Business segment was primarily driven by a $8.6 million increase in net adjustment revenue, 52% increase in individual and family major medical plan approved members, 11% increase in dental plan approved members, and 16% increase in vision plan approved members. See Segment Information below for further discussion.

Other revenue decreased $16.9 million, or 48%, during the nine months ended September 30, 2021 compared to the same period in 2020 due to a decrease in Medicare sponsorship and advertising revenue also related to timing as mentioned above.

We believe that the nature of our sponsorship arrangements with carriers will evolve and be driven by the quality of broker enrollments to a greater extent compared to the prior arrangements which were more focused on volume.

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

Our cost of revenue is summarized as follows (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	$	%	2021	2020	$	%
Cost of revenue	$(25)	$482	$(507)	(105)%	$1,217	$2,160	$(943)	(44)%
% of total revenue	—%	1%			—%	1%

Three Months Ended September 30, 2021 and 2020 – Cost of revenue decreased by $0.5 million during the three months ended September 30, 2021, compared to the same period in 2020, primarily due to decreased activity from our revenue sharing arrangements.

Nine Months Ended September 30, 2021 and 2020 – Cost of revenue decreased by $0.9 million during the three months ended September 30, 2021, compared to the same period in 2020, primarily due to decreased activity from our revenue sharing arrangements.

Marketing and Advertising

Marketing and advertising expenses consist primarily of member acquisition expenses associated with our direct, marketing partner and online advertising member acquisition channels, in addition to compensation and other expenses related to marketing, business development, partner management, public relations and carrier relations personnel who support our offerings.

Our marketing and advertising expenses are summarized as follows (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	$	%	2021	2020	$	%
Marketing and advertising	$43,317	$33,405	$9,912	30%	$138,772	$104,042	$34,730	33%
% of total revenue	68%	35%			47%	36%

Three Months Ended September 30, 2021 and 2020 – Marketing and advertising expenses increased $9.9 million, or 30%, during the three months ended September 30, 2021 compared to the same period in 2020, primarily driven by a $10.2 million increase in Medicare plan related variable advertising, $0.4 million in stock-based compensation expenses and $0.4 million in facilities and other costs, partially offset by decreases of $0.6 million in consulting expenses and $0.6 million in personnel and compensation costs. The increase in variable advertising expense was due to an increase in our advertising expense per approved Medicare member, partially offset by a decline in the number of approved members during the quarter.

Nine Months Ended September 30, 2021 and 2020 – Marketing and advertising expenses increased $34.7 million, or 33%, during the nine months ended September 30, 2021 compared to the same period in 2020, primarily driven by a $36.1 million increase in Medicare plan related variable advertising and $1.8 million in stock-based compensation expenses, partially offset by decreases of $2.2 million in consulting expenses and $1.8 million in personnel and compensation costs. The increase in variable advertising expenses was due to an increase in our advertising expense through our partner and online channels.

Customer Care and Enrollment

Customer care and enrollment expenses primarily consist of compensation, benefits, and licensing costs for personnel engaged in assistance to applicants who call our customer care center and for enrollment personnel who assist applicants during the enrollment process. Our customer care and enrollment expenses also include third-party call center costs.

Our customer care and enrollment expenses are summarized as follows (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	$	%	2021	2020	$	%
Customer care and enrollment	$48,956	$43,342	$5,614	13%	$121,480	$101,025	$20,455	20%
% of total revenue	77%	46%			41%	35%

Three Months Ended September 30, 2021 and 2020 – Customer care and enrollment expenses increased $5.6 million, or 13%, during the three months ended September 30, 2021 compared to the same period in 2020, primarily due to increases of $15.1 million in personnel costs reflecting our investment in earlier onboarding of our internal telesales team and strengthening our resources in advance of the Medicare annual enrollment period as noted below and $1.9 million in facilities and other costs as well as a decline in telephonic conversion rates, partially offset by decreases of $8.4 million in external agents and consulting expenses, and $3.2 million in licensing costs.

Nine Months Ended September 30, 2021 and 2020 – Customer care and enrollment expenses increased $20.5 million, or 20%, during the nine months ended September 30, 2021 compared to the same period in 2020, primarily due to increases of $28.7 million in personnel costs reflecting our investment in earlier onboarding of our internal telesales team and strengthening our resources in advance of the Medicare annual enrollment period as noted below and $2.4 million in facilities and other costs, partially offset by decreases of $7.0 million in consulting expenses and $4.4 million in licensing costs. The decrease in licensing costs was primarily due to previously over-recognized licensing costs that were adjusted during the first quarter of 2021.

We have shifted to a predominantly internal agent model and intend to employ and maintain the majority of our health insurance agent force year-round. In 2021, we started internal agent hiring and training earlier in the year compared to 2020, with the largest headcount increase in the second and third quarters. During the three months ended September 30, 2021, we made progress expanding and enhancing our telesales organization and continued to scale our digital business. In October 2021, we entered the annual enrollment period with over 95% of our sales force consisting of internal agents, the largest number of full-time agents in our company's history. We also incurred more spending on agent training and the expansion of our customer service team in the third and fourth quarters, including the addition of a new customer care role to verify Medicare enrollments prior to submission and expanding our quality assurance efforts. Over time, we expect for these initiatives to result in improved enrollment quality, higher LTVs, as well as stronger consumer awareness of our choice platform.

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

Our technology and content expenses are summarized as follows (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	$	%	2021	2020	$	%
Technology and content	$20,369	$17,673	$2,696	15%	$63,996	$46,786	$17,210	37%
% of total revenue	31%	19%			22%	16%

Three Months Ended September 30, 2021 and 2020 – Technology and content expenses increased $2.7 million, or 15%, during the three months ended September 30, 2021 compared to the same period in 2020 primarily driven by increases of $1.7 million in depreciation and amortization expenses, $1.0 million in stock-based compensation expense and $0.9 million in personnel and compensation costs due to higher headcount, partially offset by $0.6 million decrease in facilities and other operating costs and $0.3 million in consulting expenses.

Nine Months Ended September 30, 2021 and 2020 – Technology and content expenses increased $17.2 million, or 37%, during the nine months ended September 30, 2021 compared to the same period in 2020 primarily driven by increases of $6.8 million in personnel and compensation costs due to higher headcount, $4.5 million in stock-based compensation expense, $4.3 million in depreciation and amortization expenses, and $1.2 million in facilities and other operating costs.

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

Our general and administrative expenses are summarized as follows (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	$	%	2021	2020	$	%
General and administrative	$16,640	$19,942	$(3,302)	(17)%	$57,812	$60,308	$(2,496)	(4)%
% of total revenue	26%	21%			20%	21%

Three Months Ended September 30, 2021 and 2020 – General and administrative expenses decreased $3.3 million, or 17%, during the three months ended September 30, 2021 compared to the same period in 2020, primarily driven by decreases of $2.7 million in stock-based compensation expenses, $1.8 million in personnel and compensation costs, and $0.5 million in consulting expenses, partially offset by an increase of $1.3 million in other professional fees.

Nine Months Ended September 30, 2021 and 2020 – General and administrative expenses decreased $2.5 million, or 4%, during the nine months ended September 30, 2021 compared to the same period in 2020, primarily driven by decreases of $3.3 million in stock-based compensation expenses, $2.4 million in personnel and compensation costs and $1.1 million in consulting expenses, partially offset by an increase of $2.7 million in other professional fees, $0.8 million in facilities and other operating costs and $0.5 million in depreciation and amortization expenses.

The decrease in stock-based compensation expenses for both three and nine months ended September 30, 2021 compared to the same periods in the prior year was primarily attributable to a $4.1 million credit related to forfeited equity awards due to our chief executive officer's separation.

Amortization of Intangible Assets

Our intangible asset amortization expense is summarized as follows (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	$	%	2021	2020	$	%
Amortization of intangible assets	$121	$287	$(166)	(58)%	$416	$1,207	$(791)	(66)%
% of total revenue	—%	—%			—%	—%

Amortization expense was primarily related to intangible assets purchased through our acquisitions. Amortization expense decreased during the three and nine months ended September 30, 2021 compared to the same periods in 2020 due to certain intangible assets being fully amortized during the three and nine months ended September 30, 2021.

Restructuring and Reorganization Charges

Our restructuring and reorganization charges consist primarily of severance, transition and other related costs. Our restructuring and reorganization charges are summarized as follows (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	$	%	2021	2020	$	%
Restructuring and reorganization charges	$573	$—	$573	*	$3,004	$—	$3,004	*
% of total revenue	1%	—%			1%	—%
_______

*     Percentage calculated is not meaningful.

Three Months Ended September 30, 2021 and 2020 – Restructuring and reorganization charges for the three months ended September 30, 2021 consisted of the severance and other personnel related cost related to the separation arrangement with our chief executive officer in September 2021.

Nine Months Ended September 30, 2021 and 2020 – Restructuring and reorganization costs for the nine months ended September 30, 2021 primarily consisted of the severance and other personnel related cost related to the restructuring that took place in the first quarter of 2021. In February 2021, our board of directors approved a plan to terminate the employment of certain employees in certain locations. As part of this plan, we eliminated approximately 89 full-time positions, representing approximately 5% of our workforce, primarily in the United States within the customer care and enrollment groups, and to a lesser extent, in our marketing and advertising and general and administrative groups. In addition, we recognized severance and other personnel related costs related to our chief executive officer's separation as described above.

Other Income (Expense), Net

Other income (expense), net, primarily consisted of interest income, sublease income and margin earned on commissions received from Medicare plan members transferred to us in 2010 through 2012 by a broker partner, partially offset by interest expense on finance leases and debt and other bank fees.

Our other income (expense), net is summarized as follows (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	$	%	2021	2020	$	%
Other income (expense), net	$189	$(101)	$290	(287)%	$511	$724	$(213)	(29)%
% of total revenue	—%	—%			—%	—%

Three Months Ended September 30, 2021 and 2020 – Other income (expense), net increased $0.3 million during the three months ended September 30, 2021 compared to the same period in 2020 due to multiple individually immaterial items.

Nine Months Ended September 30, 2021 and 2020 – Other income (expense), net decreased $0.2 million during the nine months ended September 30, 2021 compared to the same period in 2020 due primarily to a decrease in interest income.

Benefit from Income Taxes

Our benefit from income taxes are summarized as follows (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	$	%	2021	2020	$	%
Benefit from income taxes	$(12,834)	$(6,443)	$(6,391)	99%	$(19,278)	$(10,923)	$(8,355)	76%
Effective tax rate	19.5%	30.8%			21.1%	43.1%

Three Months Ended September 30, 2021 and 2020 – Our effective tax rate of 19.5% for the three months ended September 30, 2021 was lower compared to 30.8% for the three months ended September 30, 2020 primarily due to a decrease in excess tax benefits associated with stock-based compensation. Our effective tax rate for the three months ended September 30, 2021 and 2020 were higher than the statutory federal tax rate due primarily to stock-based compensation adjustments, and non-deductible lobbying expenses and state taxes, partially offset by research and development credits.

Nine Months Ended September 30, 2021 and 2020 – Our effective tax rate of 21.1% for the nine months ended September 30, 2021 was lower compared to 43.1% for the nine months ended September 30, 2020 primarily due to a decrease in excess tax benefits associated with stock-based compensation. Our effective tax rate for the nine months ended September 30, 2021 and 2020 were higher than the statutory federal tax rate due primarily to stock-based compensation adjustments, and non-deductible lobbying expenses and state taxes, partially offset by research and development credits.

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

Segment profit (loss) is calculated as total revenue for the applicable segment less direct and allocated marketing and advertising, customer care and enrollment, technology and content, and general and administrative operating expenses, excluding stock-based compensation expense, depreciation and amortization expense, amortization of intangible assets, and restructuring and reorganization charges. During the first quarter of 2021, we modified the calculation of segment profit to exclude the amortization of capitalized software development cost to enhance comparability of our financial metrics with peer companies.

Our operating segment revenue and profit (loss) are summarized as follows (in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	$	%	2021	2020	$	%
Revenue:
Medicare	$46,381	$70,361	$(23,980)	(34)%	$240,633	$246,891	$(6,258)	(3)%
Individual, Family and Small Business	17,533	23,923	(6,390)	(27)%	54,052	42,567	11,485	27%
Total revenue	$63,914	$94,284	$(30,370)	(32)%	$294,685	$289,458	$5,227	2%
Segment profit (loss):
Medicare segment profit (loss) (1)	$(52,882)	$(14,139)	$(38,743)	274%	$(46,141)	$23,993	$(70,134)	(292)%
Individual, Family and Small Business segment profit (1)	12,499	18,487	(5,988)	(32)%	38,476	24,153	14,323	59%
Total segment profit (loss)	(40,383)	4,348	(44,731)	(1,029)%	(7,665)	48,146	(55,811)	(116)%
Corporate	(14,827)	(15,581)	754	(5)%	(43,206)	(43,376)	170	—%
Stock-based compensation expense	(5,234)	(6,332)	1,098	(17)%	(24,881)	(21,722)	(3,159)	15%
Depreciation and amortization (2)	(4,899)	(2,995)	(1,904)	64%	(12,840)	(7,911)	(4,929)	62%
Amortization of intangible assets	(121)	(287)	166	(58)%	(416)	(1,207)	791	(66)%
Restructuring and reorganization charges	(573)	—	(573)	*	(3,004)	—	(3,004)	*
Other income (expense), net	189	(101)	290	(287)%	511	724	(213)	(29)%
Loss before benefit from income taxes	$(65,848)	$(20,948)	$(44,900)	214%	$(91,501)	$(25,346)	$(66,155)	261%
_______

*     Percentage calculated is not meaningful.
(1)During the first quarter of 2021, we revised the calculation of segment profit by excluding amortization of capitalized software development costs to enhance comparability of our financial metrics with peer companies. The amortization of capitalized software development costs were $3.4 million and $2.1 million for the three months ended September 30, 2021 and 2020, respectively, and were $9.1 million and $5.3 million for the nine months ended September 30, 2021 and 2020, respectively.
(2)Depreciation and amortization has been adjusted to include amortization of software development costs.

Revenue

Three Months Ended September 30, 2021 and 2020 – Revenue from our Medicare segment declined $24.0 million, or 34%, during the three months ended September 30, 2021 compared to the same period in 2020, primary attributable to a $15.2 million decrease in sponsorship and advertising revenue and an $8.8 million decrease in commission revenue.

Revenue from our Individual, Family and Small Business segment declined $6.4 million, or 27%, during the three months ended September 30, 2021 compared to the same period in 2020, primarily attributable to a $7.0 million decrease in net adjustment revenue. Despite the extension of the COVID-related special enrollment period through August 15, 2021 and an increase in subsidies to certain individuals who purchase qualified health plans, we continued to observe stronger member retention rates in our LTV assessments for the majority of the earlier period cohorts of certain products in our Individual, Family and Small Business segment. Based on our evaluation of the updated LTV models and retention trends, we recognized $10.0 million in net adjustment revenue during the three months ended September 30, 2021, compared to $17.1 million recognized in the same period in 2020.

Nine Months Ended September 30, 2021 and 2020 – Revenue from our Medicare segment declined $6.3 million, or 3%, during the nine months ended September 30, 2021 compared to the same period in 2020, primary attributable to a $16.2 million decrease in sponsorship and advertising revenue, partially offset by a $10.0 million increase in commission revenue. The increase in Medicare segment commission revenue is primarily driven by an increase in Medicare Advantage plan related commission revenue of $40.4 million, partially offset by a $20.7 million decrease in net adjustment revenue which was largely attributable to our Medicare Part D prescription drug plans and a decline in the LTV of Medicare Supplement and Medicare Part D prescription drug plans. The increase in Medicare Advantage commission revenue was driven by 30% growth in Medicare Advantage plan approved members.

Revenue from our Individual, Family and Small Business segment grew $11.5 million, or 27%, during the nine months ended September 30, 2021 compared to the same period in 2020, primarily attributable to a $12.1 million increase in commission revenue. Despite the extension of the COVID-related special enrollment period through August 15, 2021 and an increase in subsidies to certain individuals who purchase qualified health plans, we continued to observe stronger member retention rates in our LTV assessments for the majority of the earlier period cohorts of certain products in our Individual, Family and Small Business segment. Based on our evaluation of the updated LTV models and retention trends, we recognized $29.1 million in net adjustment revenue, an increase of $8.6 million during the nine months ended September 30, 2021 compared to the same period in 2020. Our Individual, Family and Small Business segment is benefiting from the passage of the American Rescue Plan Act in March 2021. This legislation expanded access to premium credits making individual and family health plans more affordable, which allows a larger population to get quality coverage that our major medical plans offer.

Segment Profit (Loss)

Three Months Ended September 30, 2021 and 2020 – Our Medicare segment loss was $52.9 million during the three months ended September 30, 2021, an increase of $38.7 million, or 274%, compared to segment loss of $14.1 million for the same period in 2020. This was primarily due to a $24.0 million decrease in revenue and a $14.8 million increase in operating expenses, excluding stock-based compensation expense, depreciation and amortization expenses, amortization of intangible assets, and restructuring and reorganization charges. The increase in operating expenses was mostly attributable to increases in marketing costs and customer care and enrollment costs as we continued to invest in telesales capacity, internal agent counts, agent productivity tools and incentives, customer engagement and retention, enrollment quality initiatives, and enhancements to our technology platform. These investments were made in preparation for the annual enrollment period in the fourth quarter.

Our Individual, Family and Small Business segment profit was $12.5 million during the three months ended September 30, 2021, a decrease of $6.0 million, or 32% compared to the same period in 2020. The decrease was primarily driven by a $6.4 million decrease in revenue and a $0.4 million decrease in operating expenses, excluding stock-based compensation expense, depreciation and amortization expenses, amortization of intangible assets, and restructuring and reorganization charges.

Nine Months Ended September 30, 2021 and 2020 – Our Medicare segment loss was $46.1 million during the nine months ended September 30, 2021, a decrease of $70.1 million, or 292%, compared to segment profit of $24.0 million for the same period in 2020. This was primarily due to a $63.9 million increase in operating expenses, excluding stock-based compensation expense, depreciation and amortization expenses, amortization of intangible assets, and restructuring and reorganization charges, as well as a $6.3 million decrease in revenue. The increase in operating expenses was mostly attributable to our enrollment quality initiatives and our investments in preparation for the annual enrollment period in the fourth quarter.

Our Individual, Family and Small Business segment profit was $38.5 million during the nine months ended September 30, 2021, an increase of $14.3 million, or 59% compared to the same period in 2020. The increase was primarily driven by a $11.5 million increase in revenue and a $2.8 million decrease in operating expenses, excluding stock-based compensation expense, depreciation and amortization expenses, amortization of intangible assets, and restructuring and reorganization charges.

Liquidity and Capital Resources

Our cash, cash equivalents, and short-term marketable securities are summarized as follows (in thousands):

	September 30, 2021	December 31, 2020
Cash and cash equivalents	$157,530	$43,759
Short-term marketable securities	70,212	49,620
Total cash, cash equivalents, and short-term marketable securities	$227,742	$93,379

We believe our current cash and cash equivalents, credit facility and expected cash collections will be sufficient to fund our operations for at least twelve months after the filing date of this Quarterly Report on Form 10-Q. Our future capital requirements will depend on many factors, including our enrollment volume, membership, retention rates, telesales conversion rates and our level of investment in technology, marketing and advertising, customer care and other initiatives. In addition, our cash position could be impacted by further acquisitions and the level of investments we make to pursue our strategy.

While we recognize constrained LTV as revenue at the time applications are approved, our collection of the cash commissions resulting from approved applications generally occurs over a number of years. The expense associated with approved applications, however, is generally incurred at the time of enrollment. As a result, the net cash flow resulting from approved applications is generally negative in the period of revenue recognition and generally becomes positive over the lifetime of the member. In periods of membership growth, cash receipts associated with new and continuing members may be less than the cash outlays to acquire new members. We expect a reduction in cash and cash equivalents in the future resulting from our continued investments to grow our business. To the extent that available funds are insufficient to fund our future activities or to execute our financial strategy, we may raise additional capital through bank debt, or public or private equity or debt financing to the extent such funding sources are available. Alternatively, we may decide to reduce marketing and advertising, customer care and enrollment, technology and content, or other expenses in order to manage liquidity. These reductions could adversely impact our rate of membership and revenue growth.

As of September 30, 2021, our cash and cash equivalents totaled $157.5 million. Cash equivalents, which are comprised of financial instruments with an original maturity of 90 days or less from the date of purchase, primarily consist of money market funds and commercial paper. The increase in cash and cash equivalents reflects $210.9 million of net cash provided by financing activities, partially offset by $60.3 million of net cash used in operating activities and $36.8 million of net cash used in investing activities. We also maintained $3.4 million in restricted cash as of September 30, 2021 and December 31, 2020.

The following table presents a summary of our cash flows for the nine months ended September 30, 2021 (in thousands):

	Nine Months Ended September 30,
	2021	2020
Net cash used in operating activities	$(60,321)	$(10,959)
Net cash used in investing activities	(36,822)	(128,291)
Net cash provided by financing activities	210,914	203,555

Operating Activities

Net cash used in operating activities primarily consists of net loss, adjusted for certain non-cash items, including, deferred income taxes, stock-based compensation expense, depreciation and amortization, amortization of intangible assets and internally developed software, other non-cash items, and the effect of changes in working capital and other activities.

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

Nine Months Ended September 30, 2021 – Net cash used in operating activities was $60.3 million during the nine months ended September 30, 2021, primarily driven by net loss of $72.2 million and changes in net operating assets and liabilities of $7.0 million, partially offset by adjustments for non-cash items of $18.9 million. Adjustments for non-cash items primarily consisted of $24.9 million of stock-based compensation expense, $9.6 million of amortization of intangible assets and internally-developed software, and $3.7 million of depreciation and amortization, partially offset by a $20.1 million decrease due to the change in deferred income taxes. Cash used from changes in net operating assets and liabilities during the nine months ended September 30, 2021 primarily consisted of decreases of $26.9 million in accounts payable, $6.5 million in accrued marketing expense, increases of $20.8 million in prepaid expenses and other current asset, and decreases in $0.1 million in accrued compensation and benefits, partially offset by decreases of $35.2 million in contract assets – commissions receivable, increases of $10.2 million in deferred revenue and $1.4 million in accrued expenses and other liabilities.

Nine Months Ended September 30, 2020 – Net cash used in operating activities was $11.0 million during the nine months ended September 30, 2020, primarily driven by changes in net operating assets and liabilities of $16.8 million and a net loss of $14.4 million, partially offset by adjustments for non-cash items totaling $20.3 million. Adjustments for non-cash items primarily consisted of $21.7 million of stock-based compensation expense, $6.5 million of amortization of intangible assets and internally developed software, and $2.6 million of depreciation and amortization, partially offset by an $11.0 million change in deferred income taxes. Cash used from changes in net operating assets and liabilities during the nine months ended September 30, 2020 primarily consisted of increases of $16.8 million in contract assets – commissions receivable, $9.4 million in prepaid expenses and other current assets and $1.5 million in accounts receivable, decreases of $7.4 million in accrued compensation and benefits, $5.4 million in accrued marketing expenses, and $3.2 million in accounts payable, partially offset by increases of $23.9 million in deferred revenue and $3.1 million in accrued expenses and other liabilities.

Investing Activities

Our investing activities primarily consist of purchases, maturities, and redemptions of marketable securities as well as purchases of computer hardware and software to enhance our website and customer care operations, leasehold improvements related to facilities expansion, capitalized internal-use software and website development costs and security deposit payments.

Nine Months Ended September 30, 2021 – Net cash used in investing activities of $36.8 million for the nine months ended September 30, 2021 mainly consisted of $89.0 million used to purchase marketable securities, $12.6 million in capitalized internal-use software and website development costs and $3.6 million used to purchase property and equipment and other assets, partially offset by $68.3 million proceeds from the maturities and redemptions of marketable securities.

Nine Months Ended September 30, 2020 – Net cash used in investing activities of $128.3 million for the nine months ended September 30, 2020 was due to $180.5 million in purchases of marketable securities, $12.1 million in capitalized internal-use software and website development costs and $6.5 million used to purchase property and equipment and other assets, partially offset by $70.8 million proceeds from the maturities and redemptions of marketable securities.

Financing Activities

Nine Months Ended September 30, 2021 – Net cash provided by financing activities of $210.9 million for the nine months ended September 30, 2021 was primarily due to $214.0 million net proceeds from issuance of convertible preferred stock and $5.0 million net proceeds from exercise of common stock options, partially offset by $8.0 million in repurchases of shares to satisfy employee tax withholding obligations.

Nine Months Ended September 30, 2020 – Net cash provided by financing activities of $203.6 million for the nine months ended September 30, 2020 was primarily due to $228.0 million net proceeds from the issuance of common stock in a public equity offering and $1.6 million of net proceeds from the exercise of common stock options, partially offset by $17.2 million in repurchases of shares to satisfy employee tax withholding obligations and $8.8 million of acquisition-related contingent payments.

Convertible Preferred Stock

On April 30, 2021 (the “Closing Date”), we issued and sold 2,250,000 shares of our newly designated Series A convertible preferred stock (“Series A preferred stock”) at an aggregate purchase price of $225.0 million, at a price of $100 (the “Stated Value” per share of Series A preferred stock) per share. We received $214.0 million net proceeds from the private placement with Echelon Health SPV, LP ("H.I.G."), net of sales commissions and certain transaction fees.

Dividends on our outstanding shares of Series A preferred stock accrue daily at 8% per annum on the Stated Value per share and compound semiannually, payable in kind until April 30, 2023, which is the second anniversary of the Closing Date, on June 30 and December 31 of each year, beginning on June 30, 2021, and will thereafter become 6% payable in kind and 2% payable in cash in arrears on June 30 and December 31 of each year, beginning on June 30, 2023 (each, a “Cash Dividend Payment Date”). Dividends payable in kind will be cumulative. The Series A preferred stock also participates, on an as-converted basis (without regard to conversion limitations) in all dividends paid to the holders of our common stock. If we fail to declare and pay full cash dividend payments as required by the certificate of designations for the Series A preferred stock for two consecutive Cash Dividend Payment Dates, the cash dividend rate then in effect shall increase one time by 2%, retroactive to the first day of the semiannual period immediately preceding the first Cash Dividend Payment Date at which we failed to pay such accrued cash dividends, until such failure to pay full cash dividends is cured (at which time the dividend rate shall return to the rate prior to such increase). The dividend rights of the Series A preferred stock are senior to all of our other equity securities.

Beginning on April 30, 2027, which is the sixth anniversary of the Closing Date, each holder of Series A preferred stock will have the right to require us to redeem all or any portion of the Series A preferred stock for cash at a price calculated as set forth in the certificate of designations. In addition, upon certain change of control events, holders of Series A preferred stock can require us, subject to certain exceptions, to repurchase any or all of their Series A preferred stock.

As of September 30, 2021, no shares of the Series A preferred stock have been converted and the balance of our Series A preferred stock was $225.4 million, including a change in the redemption value of $3.8 million and the accrued paid-in-kind dividends of $7.6 million, which was equivalent to 2.9 million shares of common stock on an as-converted basis. See Note 6 – Convertible Preferred Stock in our Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information.

Credit Agreement

We entered into a credit agreement with Royal Bank of Canada (“RBC”) as administrative agent and collateral agent, (the “Credit Agreement”) in September 2018. The Credit Agreement provides for a $40.0 million secured asset-backed revolving credit facility with a $5.0 million letter of credit sub-facility. On December 20, 2019, we amended our revolving credit facility agreement with RBC (the “Amendment”) and increased the maximum borrowing amount to $75.0 million and extended the expiration to December 20, 2022.

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

As of September 30, 2021, we had no outstanding principal amount under our revolving credit facility. See Note 12 – Debt of Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information regarding this credit agreement and subsequent amendment.

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

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

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

Our cash, cash equivalents, short-term marketable securities, and restricted cash are summarized as follows (in thousands):

	September 30, 2021	December 31, 2020
Cash and cash equivalents (1) (2)	$157,530	$43,759
Short-term marketable securities (2)	70,212	49,620
Restricted cash	3,354	3,354
Total cash, cash equivalents, short-term marketable securities, and restricted cash	$231,096	$96,733
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

Our portfolio of available-for-sale debt securities is exposed to credit and interest rate risk. As of September 30, 2021, we invested $70.2 million in marketable securities primarily consisting of commercial paper, agency bonds, and a corporate bond with credit rating of AA or equivalent by S&P Rating and Moody's Investor Services. The maturity of these securities were less than one year. See Note 4 – Fair Value Measurements in our Notes to Condensed Consolidated Financial Statements for further discussion on our available-for-sale debt securities.

As of September 30, 2021, our net contract assets – commissions receivable balance was $757.4 million. Our contracts with carriers expose us to credit risk that a financial loss could be incurred if the counterparty does not fulfill its financial obligation. While we are exposed to credit losses due to the non-performance of our counterparties, we consider the risk of this remote. We estimate our maximum credit risk in determining the contract assets – commissions receivable balance recognized on the balance sheet. We had a $1.8 million allowance for credit losses for our commissions receivable balance as of September 30, 2021.

Our total contract assets and accounts receivable as of September 30, 2021 and December 31, 2020 are summarized as follows (in thousands):

	September 30, 2021	December 31, 2020
Contract assets – commissions receivable – current	$194,197	$219,153
Contract assets – commissions receivable – non-current	563,171	573,252
Accounts receivable	1,305	1,799
Total contract assets and accounts receivable	$758,673	$794,204

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the nine months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We typically enter into contractual relationships with health insurance carriers that are non-exclusive and terminable on short notice by either party for any reason. In many cases, health insurance carriers also may amend the terms of our agreements unilaterally, including commission rates, on short notice. Health insurance carriers may decide to reduce our commissions, rely on their own internal distribution channels to sell their own plans, determine not to sell their plans or otherwise limit or prohibit us from selling their plans. Carriers may also amend our agreements with them for a variety of reasons, including for competitive or regulatory reasons, dissatisfaction with the economics of the members that we place with them or because they do not want to be associated with our brand. The termination of our relationship with a health insurance carrier, the reduction of commission rates, or the amendment of or change in our relationship with a carrier has in the past, and may in the future, reduce the variety, quality and affordability of health insurance plans we offer, cause a loss of commission payments, including commissions for past and/or future sales, cause a reduction in the estimated constrained lifetime values, or LTVs we use for revenue recognition purposes, result in a loss of existing and potential members, adversely impact our profitability or have other adverse impacts, which could harm our business, operating results and financial condition. Health insurance carriers may also determine to exit certain states or increase premiums to a significant degree, which could cause our members’ health insurance to be terminated or our members to purchase new health insurance or determine not to pay for health insurance at all. If we lose these members, our business, operating results and financial condition could be harmed.

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

We may also temporarily or permanently lose the ability to market and sell Medicare plans for one or more of our Medicare plan carriers. The regulations applicable to the business of selling Medicare-related health insurance are complex and frequently change. If we or our health insurance agents violate any of the requirements imposed by the Centers for Medicare and Medicaid Services, or CMS, state laws or regulations, a health insurance carrier may terminate our relationship or CMS may penalize a health insurance carrier by suspending or terminating the carrier's ability to market and sell Medicare plans. Health insurance carriers may also terminate their relationship with us or require us to take corrective action if our Medicare product sales or marketing give rise to too many complaints. Given the concentration of our Medicare plan sales in a small number of carriers, if we lose a relationship with a health insurance carrier to market their Medicare plans, even temporarily, or if the health insurance carrier loses its Medicare product membership, our business, operating results and financial condition would be harmed.
Our financial results will be adversely impacted if our membership does not grow or if member retention does not improve and plan terminations do not decline.

We receive commissions from health insurance carriers for health insurance plans sold through us. When one of these plans is canceled, or if we otherwise do not remain the agent on the plan, we no longer receive the related commission payment. Our members and/or health insurance carriers may choose to discontinue their health insurance plans for a variety of reasons. Consumers may also purchase individual and family and Medicare-related health insurance plans directly from other sources, such as our competitors, and we would not remain the agent on the policy and receive the related commission. Medicare Advantage plan and Medicare Part D prescription drug plan enrollees may select another plan during the Medicare annual enrollment period that occurs in the fourth quarter every year. Medicare Advantage plan enrollees may also select another plan during the Medicare Advantage open enrollment period that occurs in the first quarter of the year. In addition, certain individuals are permitted to enroll, disenroll or change their Medicare Advantage or Medicare Part D prescription drug plans during special enrollment periods. We experienced an increased plan termination rate in our Medicare membership in 2020 and 2021 above historical levels prior to 2020. While we have implemented measures to improve enrollment quality and member retention, if our Medicare Advantage and other health insurance plan termination rates do not decline in subsequent quarters, our business, operating results and financial condition would be harmed. In addition, enrollment periods could cause us to further experience increased termination rates in the future, which could adversely impact our business, operating results and financial condition.

Any decrease in the amount of time we retain our members on the health insurance plans that they purchased through us could adversely impact the estimated constrained LTVs we use for purposes of recognizing revenue, which would harm our business, operating results and financial condition. For example, our Medicare Advantage plan and Medicare Part D prescription drug plan LTVs have been negatively impacted by increased plan termination rates. While we have recently placed a stronger operational focus on member retention, there are no assurances that investments we make to pursue retention initiatives will result in a decline in health insurance plan termination rate and/or improvement in our constrained LTVs in the future. We have taken and may take additional actions with the goal to improve customer experience, enhance accuracy of plan recommendations, reduce rapid disenrollment and beneficiary complaints, and improve the quality of our enrollments. For example, in the third quarter of 2021, we introduced mandatory additional training for our agents and added a new customer care role to verify certain Medicare enrollments prior to submission. While our focus on enrollment quality could improve retention rates and increase LTVs of our Medicare products, it has led to lower call conversion rates and longer average talk times for telephonic enrollments, resulting in a reduction in enrollments and increased cost of acquisition that has negatively impacted our business, operating results and financial condition. If agent productivity and member retention do not improve, our business, operating results and financial condition would be further harmed. If we experience higher health insurance plan termination rates than we estimated when we recognized commission revenue, we may not collect all of the related commissions receivable, which could result in a reduction in LTV and a write-off of contract assets - commissions receivable, which would harm our business, operating results and financial condition.

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

COVID-19 and public health crises, illness, epidemics or pandemics, in general, and any associated disruption to our call center and service operations, in particular, could materially impact our business, operations and financial condition. In an effort to mitigate the spread of COVID-19, and to comply with applicable government directives, we currently operate with a combination of remote and in-office work in the United States and have implemented new business protocols for employees who have resumed work in our offices. As we begin to reopen our offices at higher capacity, we may implement additional safety measures for our employees. A potential COVID-19 infection of any of our employees could adversely impact our operations, including resulting in the sudden closure of any of our offices. Our business operations may be disrupted if key personnel or significant portions of our employees are unable to work effectively, especially if such disruption occurs during or in our preparation for the Medicare annual enrollment period. We have had to adjust our business operations, including onboarding and training new health insurance agents remotely. In addition, much of our workforce continues to work remotely. These circumstances could cause operational difficulties, reduce the effectiveness of our agents in selling health insurance and impair our ability to manage our business. An increased number of employees in a remote work environment may also exacerbate certain risks to our business, including an increased demand for information technology resources, increased risk of phishing and other cybersecurity attacks, and increased risk of unauthorized dissemination of sensitive personal information or proprietary or confidential information about us or our customers or other third-parties. Our business operations and recruitment efforts could be impacted if government offices, including CMS and state departments of insurance, are adversely impacted by COVID-19 given that our marketing materials require CMS approval and health insurance agent licensing and licensing renewals are dependent on state department of insurance processing. Our product development initiatives could also be negatively impacted by our current combination of remote and in-office work and could be further impacted by potential extended office closures in the future. Furthermore, if any of our health insurance carriers, business partners or vendors increase the prices of or become unable to continue to provide their products or services as a result of COVID-19, or if health insurance carriers reduce our commission rates or the amount they pay us, our business, operating results and financial condition would be harmed. The impact of COVID-19 to our Individual, Family and Small Business segment could be impacted by potential increases in unemployment rates, potential delays in customer premium payments and/or health insurance carrier commission payments, the extension of the open enrollment period, and changes to qualified health plans subsidies, among others. COVID-19 presents uncertainties and risks with respect to the demand for and pricing of health insurance plans, which could negatively impact our business, operating results and financial condition. The extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on future developments, including the duration, spread and severity of the pandemic, the availability, effectiveness and uptake of vaccines for COVID-19, the emergence of new variants of COVID-19 and whether existing vaccines are effective with respect to such variants, the actions to contain the disease or mitigate its impact, and the duration, timing and severity of the impact on consumer behavior, including any recession resulting from the pandemic, all of which are unpredictable.

Changes in our management and key employees could affect our business and financial results.

Our success is dependent upon the performance of our senior management and our ability to attract and retain qualified personnel for all areas of our organization. We may not be successful in attracting and retaining personnel on a timely basis, on competitive terms or at all. If we are unable to attract and retain the necessary personnel, our business would be harmed. Our executive officers and employees can terminate their employment at any time. For example, our former chief executive officer's employment terminated in October 2021, and we appointed Fran Soistman as our new chief executive officer effective November 1, 2021. In addition, our former chief financial officer's employment terminated in June 2021, and our new chief financial officer Christine Janofsky began her service with us in September 2021. This transition in senior management could adversely impact our business, operating results and financial condition as it will take time for our new chief executive officer and chief financial officer to integrate into our business. The transition and the departure of members of our senior management could result in attrition in our senior management and key personnel and any significant change in leadership over a short period of time could harm our business, operating results and financial condition.

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

As part of our strategy, we have invested in initiatives to accelerate growth in our Medicare product sales, to enhance post-enrollment consumer engagement and increase customer retention, to increase online enrollment and enhance operating leverage, to expand our strategic partner relationships, improve our technology platform to optimize the consumer experience and relationship, and to utilize data analytics to increase the productivity of our customer care employees. Pursuing and investing in these and other initiatives we develop has required and will in the future require significant investments in marketing and advertising, technology and product offerings, and customer care and enrollment, among others, and involves risks and uncertainties described elsewhere in this Risk Factors section, including the initiatives not achieving our retention, growth or profitability targets, inadequate return of capital on our investments, legal and regulatory compliance risks, potential changes in laws and regulations and other issues that could cause us to fail to realize the anticipated benefits of our investments and incur unanticipated liabilities. Our pursuit of these strategic initiatives may not be successful. Our cash flow from operations is expected to be negative in the year ending December 31, 2021 and was negative in each of the years ended December 31, 2020, 2019 and 2018. If we are not successful in executing on our business strategy, our business, operating results and financial condition would be harmed.
Seasonality may cause fluctuations in our financial results.

Open enrollment periods drive the seasonality of our business. The Medicare annual enrollment period occurs from October 15 to December 7 each year and the individual and family health insurance open enrollment period historically occurred from November 1 through December 15 each year. However, for the 2022 plan year, the individual and family health insurance open enrollment period is scheduled to run from November 1, 2021 through January 15, 2022 for most states. In addition, the Medicare Advantage open enrollment period, where Medicare-eligible individuals who enrolled in a Medicare Advantage plan can switch to the original Medicare program or switch to a different Medicare Advantage plan, runs from January 1st through March 31st of each year. We experience an increase in the number of submitted Medicare-related applications and approved members during the fourth quarter and, to a lesser extent, in the first quarter, and an increase in Medicare plan related expense during the third and fourth quarters in connection with the open enrollment periods. In addition, we typically experience the highest plan termination rates from our Medicare Advantage plan members in the first year following the effective date of plan enrollment. If we experience significant growth in Medicare Advantage approved members resulting in an increased number of first year members as a percentage of our total estimated membership, we may also experience increased health insurance plan terminations in the year following such periods of growth.

The seasonality of our business could change in the future due to other factors, including as a result of changes in timing of the Medicare or individual and family health plan enrollment periods, adoption of new enrollment periods such as the COVID-related special enrollment period that was adopted in the second quarter of 2020 for Medicare Advantage and Medicare Part D prescription drug plans, changes in eligibility and subsidies applicable to the purchase of health insurance, and changes in the laws and regulations that govern the sale of health insurance. We may not be able to timely adjust to changes in customer demand and the seasonality of our business. If we are not successful in responding to changes in the seasonality of our business, our business, operating results and financial condition could be harmed.

The success of our customer care center operations depends upon our ability to timely hire, train, retain and ensure the productivity of our licensed health insurance agents.

In addition to our websites, we rely upon our customer care centers to sell Medicare plans. The success of our customer care center operations is largely dependent on licensed health insurance agents and other employees. In order to sell Medicare-related health insurance plans, our health insurance agent employees and employees of outsourced call centers must be licensed by the states in which they are selling plans and certified and appointed with the health insurance carrier that offers the plans in each applicable state. We depend upon our employees, state departments of insurance, government exchanges and health insurance carriers for the licensing, certification and appointment of our health insurance agents. We may experience difficulties hiring a sufficient number of additional licensed agents and retaining existing licensed agents for the Medicare annual enrollment period. If we are not successful in these regards, our ability to sell Medicare-related health insurance plans will be impaired during the Medicare annual enrollment period, which would harm our business, operating results and financial condition.

Even if we are successful in hiring licensed health insurance agents, our success depends on the productivity of these health insurance agents. Health insurance agents may not perform to the standard we expect of them, which could result in lower than expected conversion rates and revenue, higher costs of acquisition per member and higher plan termination rates. Historically, our health insurance agent employees have generally been more productive than the employees of our outsourced call centers and that experienced health insurance agents have generally been more productive than less-tenured health insurance agents. During the Medicare annual enrollment period that occurred in the fourth quarter of 2020, we experienced reduced conversion rates from health insurance agents that work for outsourced call centers, which impacted our revenue and cost of acquisition. As a result, in preparation for the 2021 Medicare annual enrollment period, we have increased the number of our health insurance agent employees to a much more significant degree, and we also began hiring, onboarding and training our health insurance agent employees earlier than we have in the past. We have incurred increased expenses in agent onboarding and training in preparation for the 2021 Medicare annual enrollment period. Despite our investments in hiring and training a significantly larger number of our health insurance agent employees in 2021, the conversion rates of our health insurance agents have been lower than our expectations since the third quarter of 2021. In addition, our increased focus on enrollment quality that began in the third quarter of 2021 has negatively impacted the conversion rates of our health insurance agents. If our health insurance agents do not perform to the standards we expect of them or if we do not generate sufficient call volumes for our health insurance agents to remain productive, our conversion and retention rates could be impacted, and our business, operating results and financial condition would be harmed. Failure to retain, train and ensure the productivity of our health insurance agents would harm our business, operating results and financial condition. If investments we make in our call center operations do not result in the returns we expected when making those investments, we could acquire fewer members, suffer a reduction in our membership, and our business, operating results and financial condition would be harmed.

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

•changes in the mix of consumers who are referred to us through our direct, marketing partner and online advertising member acquisition channels, including the quality of sales leads;
•health insurance carrier guidelines applicable to applications submitted by consumers, the degree to which our technology is integrated with health insurance carriers, the amount of time a carrier takes to make a decision on that application and the percentage of submitted applications approved by health insurance carriers;
•the effectiveness of health insurance agents in assisting consumers, including the tenure of the health insurance agent ; and
•our ability to enroll subsidy-eligible individuals in qualified health plans through government-run health insurance exchanges and the efficacy of the process we are required to use to do so.

Our conversion rates can be impacted by changes in the mix of consumers referred to us through our member acquisition channels and whether they interact with a more seasoned health insurance agent or a health insurance agent that works with an outsourced call center. We may make changes to our ecommerce platforms, telephonic operations, marketing material or enrollment process in response to regulatory or health insurance carrier requirements or undertake other initiatives in an attempt to improve consumer experience, increase retention or for other reasons. These changes have in the past, and may in the future have the unintended consequence of adversely impacting our conversion rates. A decline in the percentage of consumers who submit health insurance applications on our ecommerce platforms or telephonically via our customer care centers and are converted into approved and paying members could cause an increase in our cost of acquiring members on a per member basis and impact our revenue in any given period. To the extent the rate at which we convert consumers visiting our ecommerce platforms or telephonically via our customer care centers into members suffers, our membership may decline, which would harm our business, operating results and financial condition.

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

We purchase paid advertisements on search engines and social media platforms in order to attract consumers to our platforms. We typically pay a search engine for prominent placement of our website when particular health insurance-related terms are searched for on the search engine, regardless of the algorithmic search result listings. The prominence of the placement of our advertisement is determined by a combination of factors, including the amount we are willing to pay and algorithms designed to determine the relevance of our paid advertisement to a particular search term. As with algorithmic search result listings, search engines may revise the algorithms relevant to paid advertisements, and websites other than our ecommerce platform may become more optimized for the algorithms. These changes may result in our having to pay increased amounts to maintain our paid advertisement placement in response to a particular search term. We could also have to pay increased amounts should the market share of major search engines continue to become more concentrated with a single search engine. Additionally, we bid against our competitors, insurance carriers, government health insurance exchanges and others for the display of these paid search engine or social media platform advertisements. We have experienced increased competition for both algorithmic search result listings and for paid advertisements, and that competition increases substantially during the enrollment periods for Medicare related health insurance and for individual and family health insurance. The competition has increased the cost of paid internet search advertising and has increased our marketing and advertising expenses. If paid search advertising costs increase or become cost prohibitive, whether as a result of competition, algorithm changes or otherwise, our advertising expenses could rise significantly or we could reduce or discontinue our paid search advertisements, either of which would harm our business, operating results and financial condition.

We rely significantly on marketing partners and our business and operating results would be harmed if we are unable to maintain effective relationships with our existing marketing partners or if we do not establish successful relationships with new marketing partners.

We frequently enter into contractual marketing relationships with partners that drive consumers to our ecommerce platform and call centers. These marketing partners include financial and online services companies, affiliate organizations, online advertisers and content providers, and other marketing vendors. We also have relationships with strategic marketing partners, including hospitals and pharmacy chains that promote our Medicare platforms to their customers as well as pharmacy service providers and other affinity groups. We compensate many of our marketing partners for their referrals on a submitted health insurance application basis and, if they are licensed to sell health insurance, may share a percentage of the commission we earn from the health insurance carrier for each member referred by the marketing partner. The success of our relationship is dependent on a number of factors, including but not limited to the continued positive market presence, reputation and growth of the marketing partner, the effectiveness of the marketing partner in marketing our website and services, the compliance of each marketing partner with applicable laws, regulations and guidelines, and the contractual terms we negotiate with our marketing partners, including the marketing fees we agree to pay. We depend on our marketing partners for a large number of quality referrals to keep our health insurance agents productive. If our marketing partners fail to deliver effective and/or timely marketing campaigns, especially during the Medicare annual enrollment period, our business and financial condition could be harmed.

While we have relationships with a large number of marketing partners, we depend upon referrals from a limited number of marketing partners for a significant portion of the submitted applications we receive from our marketing partner customer acquisition channel. Given our reliance on our marketing partners, our business operating results and financial condition would be harmed if we are unable to maintain successful relationships with these companies, if we fail to establish successful relationships with new marketing partners, if we experience competition in our receipt of referrals from high volume marketing partners, or if we are required to pay increased amounts to our marketing partners.

Competition for referrals from our marketing partners has increased particularly during the enrollment periods for Medicare-related health insurance and individual and family health insurance. We may lose marketing partner referrals if our competitors pay marketing partners more than we do or be forced to pay increased fees to our marketing partners, which could harm our business, operating results and financial condition. If we lose marketing partner referrals during the Medicare or individual and family health insurance enrollment periods, the adverse impact on our business would be particularly pronounced. In addition, the promulgation of laws, regulations or guidelines, or the interpretation of existing laws, regulations and guidelines, by state departments of insurance or by CMS, could cause our relationships with our marketing partners to be in non-compliance with those laws, regulations and guidelines. We are required to file marketing partner marketing materials relating to Medicare Advantage and Medicare Part D prescription drug plans with CMS, and health insurance carriers must review and approve the marketing materials. Recent changes to the CMS marketing guidelines have resulted in a more complicated and time-consuming process for marketing material filing and the need to file a significantly greater number of marketing partners' marketing materials with CMS. If our marketing partners' marketing materials do not comply with the CMS marketing guidelines or other Medicare program related laws, rules and regulations, such non-compliance could result in our losing the ability to receive referrals of individuals interested in purchasing Medicare-related plans from that marketing material or being delayed in doing so. In the event that CMS or a health insurance carrier requires changes to, disapproves or delays approval of these materials, we could lose a significant source of Medicare plan demand and the operations of our Medicare business could be adversely affected. We also have relationships with hospital systems and pharmacy chains that utilize aspects of our platform and tools. Our relationships with these hospital systems and pharmacy chains result in the referral of a significant number of individuals to us who are interested in purchasing Medicare-related health insurance plans. If CMS or state departments of insurance were to change existing laws, regulations or guidelines, or interpret existing laws, regulations or guidelines, to prohibit these arrangements, or if hospital systems or pharmacy partners otherwise decided to no longer utilize aspects of our platform and tools, we could experience a significant decline in the number of Medicare-eligible individuals who are referred to our platforms and customer care centers, which would harm our business, operating results and financial condition.

Our future operating results are likely to fluctuate and could fall short of expectations.

Our operating results are likely to fluctuate as a result of a variety of factors, including the factors described elsewhere in this Risk Factors section, many of which are outside of our control. For example and among these factors, the assumptions underlying our estimates of commission revenue as required by ASC 606 may vary significantly over time. As a result, comparing our operating results on a period-to-period basis may not be meaningful and you should not rely on our past results as an indication of our future performance, particularly in light of the fact that our business and industry are undergoing substantial change as a result of health care reform, competition, shifts in carrier and regulator priorities and initiatives we determine to pursue. If our revenue or operating results differ from our guidance or fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially. In the past, when our revenue and operating results differed from our guidance and the expectations of investors or securities analysts, the price of our common stock was impacted.

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

Given the number of months required to observe non-payment of commissions in order to confirm cancellations, we estimate the number of members who are active on health insurance plans as of a specified date. After we have estimated membership for a period, we may receive information from health insurance carriers that would have impacted the estimate if we had received the information prior to the date of estimation. We may receive commission payments or other information that indicates that a member who was not included in our estimates for a prior period was in fact an active member at that time, or that a member who was included in our estimates was in fact not an active member of ours. As a result of the Medicare annual enrollment and other open enrollment periods, we may not receive information from our carriers on as timely a basis due to the significant increase in health insurance transaction volume and for other reasons, which could impair the accuracy of our membership estimates. For these and other reasons, including if current trends in membership cancellation are inconsistent with past cancellation trends that we use to estimate our membership or if carriers subsequently report changes to the commission payments that they previously reported to us, our actual membership could be different from our estimates, perhaps materially. If our actual membership is different from our estimates, the constrained LTV component of our revenue recognition could also be inaccurate, including as a result of an inaccurate estimate of the average amount of time our members maintain their health insurance plans. As a result of the delay we experience in receiving information about our membership, it is difficult for us to determine with any certainty the impact of current conditions on our membership retention. For example, our estimated membership reported as of March 31, 2020 was higher than our actual membership, because we experienced increased membership cancellation compared to the historical cancellation rates we used to estimate our membership as of March 31, 2020. We were not able to observe the increased membership cancellations that occurred during the first quarter of 2020 until after we reported our estimated membership for the period. Various circumstances, including market-related factors such as changes in timing of enrollment periods and other factors specific to our business, could cause the assumptions and estimates that we make in connection with estimating our membership and constrained LTV to be inaccurate, which would harm our business, operating results and financial condition.

Our carrier advertising and sponsorship business may not be successful.

We develop, host and maintain carrier dedicated Medicare plan websites and may undertake other marketing and advertising initiatives through our Medicare plan advertising program. We also allow health insurance carriers to purchase advertising space for non-Medicare products on our website through our sponsorship program. To the extent that economic conditions, health care reform or other factors impact the amount health insurance carriers are willing to pay for advertising, our advertising and sponsorship program will be adversely impacted. In addition, since we maintain relationships with a limited number of health insurance carriers to sell their Medicare plans, our Medicare plan-related advertising revenue is concentrated in a small number of health insurance carriers and our ability to generate Medicare plan-related advertising revenue would be harmed by the termination or non-renewal of any of these relationships as well as by a reduction in the amount a health insurance carrier is willing to pay for these services. Moreover, in light of the regulations applicable to the marketing and sale of Medicare plans, and given that these regulations are often unclear, change frequently and are subject to changing interpretations, we may in the future not be permitted to sell Medicare plan-related advertising services. If we are not successful in these areas or these factors are unfavorable to us, our business, operating results and financial condition could be harmed.

The success of our sponsorship and advertising program depends on a number of factors, including the amount health insurance carriers are willing to pay for advertising services, the effectiveness of the sponsorship and advertising program as a cost-effective method for carriers to obtain additional members, consumer demand for the health insurance carrier’s product, our ability to attract consumers to our ecommerce platform, our call centers or the dedicated Medicare plan websites and convert those consumers into members, and the cost, benefit and brand recognition of the health insurance plan that is the subject of the advertising, among others. In addition, increased carrier focus on the quality of enrollments and reduction in member complaints could adversely impact our ability to successfully negotiate and operate our sponsorship and advertising programs. If we are not successful in these areas or these factors are unfavorable to us, our business, operating results and financial condition could be harmed.
Our business may be harmed if we do not enroll subsidy-eligible individuals through government-run health insurance exchanges efficiently.

In order to offer the qualified health plans that individuals and families must purchase to receive Affordable Care Act subsidies, agents and brokers must meet certain conditions, such as receiving permission to do so from the applicable government health insurance exchange, entering into or maintaining an agreement with the health insurance exchange or a partner of the exchange, ensuring that the enrollment and subsidy application is completed through the health insurance exchange and complying with privacy, security and other standards. In the event Internet-based agents and brokers such as us use the Internet for completion of qualified health plan selection purposes, their websites may be required to meet certain additional requirements. To the extent we enroll individuals and families into qualified health plans, we do so predominantly through the Federally Facilitated Marketplace, or FFM, which runs all or part of the health insurance exchange in 33 states, using a third-party partnership. We may experience difficulty in satisfying the conditions and requirements to offer qualified health plans to our existing members and new potential members, and in getting them enrolled through the FFM. If we are not able to satisfy these conditions and requirements, or if we are not able to successfully adopt and maintain solutions that allow us to enroll large numbers of individuals and families in qualified plans over the Internet both during and outside of open enrollment periods, we will lose existing members and new members, and may incur additional expense, which would harm our business, operating results and financial condition.

Beginning in the open enrollment period that occurred in the fourth quarter of 2018, CMS adopted a new enhanced direct enrollment pathway for CMS-approved partners to enroll individuals into qualified health plans through the FFM and complete all steps in the eligibility and enrollment process on a single website. Before enhanced direct enrollment partners are approved, extensive security and privacy reviews are conducted by an independent third-party auditor and CMS reviews the audit results to ensure the entity satisfies numerous additional privacy and security standards. We entered into an agreement to outsource certain aspects of the enrollment process for qualified health plans to a third party in light of the expense and burden associated with the additional requirements. However, if we do not develop the ability to satisfy the requirements to use the improved qualified health plan enrollment process in the future, or if we are unsuccessful in entering into or maintaining a relationship with a third party who is approved to use the process, we may not be able to enroll individuals into qualified health plans through the FFM or could be required to use an inferior process to do so, which could cause a reduction in our individual and family health insurance plan membership and commission revenue. In addition, if we are not able to adopt or contract with and maintain solutions to integrate with government-run health insurance exchanges or if the health insurance exchange websites and other processes are unstable or not consumer friendly, efficient and compatible with the process we have adopted for enrolling individuals and families into qualified health plans through the exchanges, we would not be successful in retaining and acquiring members, and our business, operating results and financial condition would be harmed. The FFM may at any time cease allowing us, or our third-party partner, to enroll individuals in qualified health plans or change the requirements for doing so, or relevant government regulations or agencies may prevent us from efficiently working with our third-party partner, including timely receiving and using data from our third-party partner. If the FFM ceases allowing us or our third-party partner to enroll individuals, if the FFM platform does not function properly or if we are prevented from efficiently working with our third-party partner, our ability to retain existing members and add new members could be negatively impacted, which would harm our business, operating results and financial condition.

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

Our operations in China also expose us to different and unfamiliar laws, rules and regulations, including different intellectual property laws, which are not as protective of our intellectual property as the laws in the United States. United States and Chinese trade laws may also impose restrictions on the importation of programming or technology to or from the United States. We are also subject to anti-bribery and anti-corruption laws, privacy and data security laws, labor laws, tax laws, foreign exchange controls and cash repatriation restrictions in China. In recent years, China has adopted laws regulating cybersecurity and data protection. The cybersecurity law adopted on June 1, 2017, along with its implementing regulations, applies to the establishment, operation, maintenance and usage of networks within China and the supervision and management of cybersecurity. Under the law, network operators are required to comply with certain tiered security obligations based on the networks’ relative impact on national security, social order, public interest and individuals’ privacy rights. Pursuant to the draft regulations, we may be required to perform self-assessments, obtain third party certifications, report cybersecurity incidents and make filings with public security authorities. We could also be subject to security inspections and evaluations by public security authorities and be restricted to use only network products and services that meet certain standards based on the level of risk applicable to us. In addition, a new data security law became effective on September 1, 2021. The new data security law applies to the usage, collection and protection of data within China and imposes data security obligations and restrictions on transfers of certain data outside of China, including prohibition on providing any data stored in China to law enforcement authorities or judicial bodies outside of China without prior Chinese government approval. There remains considerable uncertainty as to how both the cybersecurity law and data security law will be applied, and the regulatory environment continues to evolve. Such laws, regulations and standards are complex, ambiguous and subject to change or interpretation, which create uncertainty regarding compliance. Compliance with these laws and regulations could cause us to incur substantial costs or require us to change our business operations in China. Violation of applicable laws and regulations could adversely affect our brand, affect our relationship with our health insurance carriers, and could result in regulatory enforcement actions and the imposition of civil or criminal penalties and fines, which would harm our business, operating results and financial condition.

Our business may be adversely impacted by changes in China’s economic or political condition. We have experienced greater competition for qualified personnel in China, which has raised market salaries and increased our compensation costs related to employees in China. If competition for personnel increases further, our compensation expenses could rise considerably or, if we determine to not increase compensation levels, our ability to attract and retain qualified personnel in China may be impaired, which could harm our business, operating results and financial condition. These risks could cause us to incur increased expenses and could harm our ability to effectively and successfully manage our operations in China. Moreover, any significant or prolonged deterioration in the relationship between United States and China could adversely affect our operations in China. Certain risks and uncertainties of doing business in China are solely within the control of the Chinese government, and Chinese law regulates the scope of our foreign investments and business conducted within China. The escalation of trade tensions has increased the risk associated with our operations in China. Either the United States or the Chinese government may sever our ability to communicate with our China operations or may take actions that force us to close our operations in China. We employ a large number of our technology and content employees in China, and we have other employees in China that support our business. Any sudden disruption of our operations in China would adversely impact our business. If we are required to move aspects of our operations from China to our offices in the United States as a result of political instability, changes in laws, inquiries from health insurance carriers or for other reasons, we could incur increased expenses, and our business, operating results and financial condition could be harmed.

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
•our ability to hire and retain additional employees with experience in Medicare, including our ability to develop Medicare sales expertise in our customer care centers;

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

Health insurance carriers whose Medicare plans we sell approve our websites, our call center scripts and some of our marketing material. We must receive these approvals in order for us market and sell Medicare plans to Medicare-eligible individuals as a health insurance agent. We are also required to file many of these materials on a regular basis with CMS. In addition, certain aspects of our Medicare plan marketing partner relationships have been in the past, and will be in the future, subjected to CMS and health insurance carrier review. CMS, state departments of insurance or health insurance carriers may determine to object to or not to approve aspects of our online platforms, sales function or marketing material and processes and may determine that certain existing aspects of our Medicare-related business are not in compliance with legal requirements. CMS scrutinizes health insurance carriers whose Medicare plans we sell and those health insurance carriers may be held responsible for actions that we and our agents take. Based on our recent conversations with health insurance carriers, we expect that health insurance carriers will be increasingly evaluating broker performance based on quality of their enrollments, including complaints, retention rates, customer satisfaction and volumes. As a result, health insurance carriers may terminate their relationship with us or require us to take other corrective action if our Medicare product sales, marketing and operations are not in compliance or give rise to too many complaints. The termination of or change in our relationship with health insurance carriers for this reason could reduce the products we are able to offer, could result in the loss of commissions for past and future sales and could otherwise harm our business, operating results and financial condition. Changes to the laws, regulations and guidelines relating to the sale of Medicare plans, their interpretation or the manner in which they are enforced could impact the manner in which we conduct our Medicare business, our ecommerce platforms or our sale of Medicare plans, or we could be prevented from operating aspects of our Medicare revenue generating activities altogether, which would harm our business, operating results and financial condition. We have received, and may in the future receive, inquiries from CMS or state departments of insurance regarding our marketing and business practices and compliance with laws and regulations. Inquiries and proceedings initiated by the government could adversely impact our health insurance licenses, require us to pay fines, require us to modify marketing and business practices, result in litigation and otherwise harm our business, operating results or financial condition.

In May 2021, CMS changed its process for the submission and approval of marketing materials related to Medicare Advantage and Medicare Part D prescription drug plans. The practical application of the previous process allowed for a lead carrier to handle most of the review and filing of Medicare plan marketing materials with CMS. The new process requires each carrier to approve of each filed marketing material and has resulted in a more complicated and time consuming process to get our marketing material filed with CMS and through the process with carriers. In October 2021, CMS issued new guidance that significantly broadens the types of marketing materials that we are required to file with CMS, including the requirement to file certain generic marketing materials that refer to the benefits or costs of Medicare Advantage or Medicare Part D prescription drug plans but that do not specifically mention a health insurance carrier's name or a specific plan. As a result, we now submit to each Medicare Advantage and Medicare Part D prescription drug plan carrier with which we have a relationship a significantly larger number of marketing materials than we have in the past. We may not be able to use certain of our marketing materials and implement our marketing programs effectively if CMS or a health insurance carrier has comments or disapproves of our marketing materials. If we do not timely file the additional marketing materials with CMS or if health insurance carriers do not adapt to the new CMS requirements or increase the efficiency with which they review our marketing material, it could harm our sales and also harm our ability to efficiently change and implement new or existing marketing material, including call center scripts and our websites, which could harm our business, operating results and financial condition. If we or our marketing partners are not successful in timely receiving health insurance carrier or CMS approval of our marketing materials, we could be prevented from implementing our Medicare marketing and sales initiatives, which could harm our business, operating results and financial conditions, particularly if such delay or non-compliance occurs during the Medicare annual enrollment period or the Medicare Advantage open enrollment period.

Changes and developments in the health insurance industry or system could harm our business, operating results and financial condition.

The United States health insurance system, including the Medicare program, is subject to a changing regulatory environment. The future financial performance of our business will depend in part on our ability to adapt to regulatory developments. For example, the federal Patient Protection and Affordable Care Act of 2010 and related regulatory reforms have and will continue to change the industry in which we operate in substantial ways. The implementation of health care reform has increased, and could further increase, our competition in the individual and family health insurance market, reduce demand for the health insurance for individuals and families that we sell, decrease the number of health insurance plans that we sell as well as the number of health insurance carriers offering them, cause carriers to increase premiums or reduce commissions and other amounts they pay for our services, any of which could materially harm our business, operating results and financial condition. Legislative or regulatory changes to the Medicare program could have similar impacts on our Medicare business. The impacts of health care reform on our business included a significant decline in our individual and family plan revenue and membership and other changes in the future could have a similar impact on our Medicare related health insurance business. Our business, operating results, financial condition and prospects may be materially and adversely affected if we are unable to adapt to developments in healthcare reform in the United States.

Our business depends upon the private sector of the United States health insurance system, which is subject to a changing environment. Changes and developments in the health insurance system and Medicare program in the United States could reduce demand for our services and harm our business. Ongoing healthcare reform efforts and measures may expand the role of government-sponsored coverage, including single payer or so called “Medicare-for-All” proposals, which could have far-reaching implications for the health insurance industry if enacted. Some proposals would seek to eliminate the private marketplace, while others would expand a government-sponsored option to a larger population. We are unable to predict the full impact of healthcare reform initiatives or other regulatory changes on our operations in light of the uncertainty of whether initiatives will be successful and the uncertainty regarding the terms and timing of any provisions enacted and the impact of any of those provisions on various healthcare and insurance industry participants. Changes to the Medicare program or the broader health insurance system as a result of the change in the balance of power in Congress or as a result of the Biden administration could harm our business, operating results and financial condition. In the event that laws, regulations or rules that eliminate or reduce private sources of health insurance or Medicare are adopted, the demand for our products could be adversely impacted and our business, operating results and financial condition would be harmed.

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

Our business is subject to security risks and, if we experience a successful cyberattack, a security breach or are otherwise unable to safeguard the confidentiality and integrity of the data we hold, including sensitive personal information, our business will be harmed. Our business is also subject to emerging privacy laws being passed at the state level that create unique compliance challenges.

Our services involve the collection and storage of confidential and personally identifiable information of consumers and the transmission of certain personal information to their chosen health insurance carriers and to the government. For example, we collect names, addresses, credit card and social security numbers and health information such as information regarding consumers' prescription drugs and providers. As a result, we are subject to various state and federal laws and contractual requirements regarding the access, use and disclosure of personal information. We also hold a significant amount of personal information relating to our current and former employees. Despite our taking precautions, we cannot guarantee that our facilities and systems, and those of our third-party service providers, will be free of security breaches, cyberattacks, acts of vandalism, computer viruses, malware, misplaced or lost data, programming and/or human errors or other similar events. Compliance with state and federal privacy-related laws, particularly new state legislation such as the California Consumer Privacy Act, and increasingly robust industry standard security frameworks will result in cost increases due to an increased need for privacy compliance, oversight and monitoring, and the development of new processes to effectuate and demonstrate compliance. The effects of potential non-compliance by us or third party service providers, and enforcement actions, may result in increased costs to our business and reputational harm. The privacy legislation landscape is rapidly evolving on a state-by-state basis that creates challenges for businesses to comply with the new legal obligations in a systematic fashion. For example, Virginia, Colorado and California have new privacy legislation that will come into effect in 2022; however, these laws have differing consumer rights and business obligations, differing obligations on data controllers and differing enforcement mechanisms. These new legal operations may change the way we conduct our business and may harm our results of operations and financial condition.

We may be required to expend significant amounts and other resources to protect against privacy and security breaches or to mitigate and remediate problems caused by privacy or security breaches. Techniques used to obtain unauthorized access or to sabotage systems change frequently. As a result, we may be unable to anticipate these techniques or to implement adequate preventative measures preemptively. Additionally, our third party service providers may cause security breaches for which we are responsible.

Any compromise or perceived compromise of our security or the security of one of our vendors could damage our reputation, cause the termination of relationships with government-run health insurance exchanges and our members, marketing partners and health insurance carriers, reduce demand for our services and subject us to significant liability and expense as well as regulatory action and lawsuits, which would harm our business, operating results and financial condition. The COVID-19 pandemic generally is increasing the attack surface available to criminals, as more companies and individuals work remotely and otherwise work online. Consequently, the risk of a cybersecurity incident has increased. We cannot provide assurances that our preventative efforts, or those of our vendors or service providers, will be successful. In the event that additional data privacy or security laws are implemented, or our health insurance carrier or other partners determine to impose requirements on us relating to data privacy security, we may not be able to timely comply with such requirements or such requirements may not be compatible with our current processes. Changing our processes could be time consuming and expensive, and failure to timely implement required changes could result in our inability to sell health insurance plans in a particular jurisdiction or for a particular health insurance carrier or subject us to liability for non-compliance, any of which would damage our business, operating results and financial condition. For instance, health insurance carriers may require us to be compliant with additional security standards in order to accept credit card information from consumers or require us to comply with additional privacy and security standards to do business with us at all. Compliance with privacy and security standards is regularly assessed, and we may not always be compliant with the standards. If we are not in compliance, we may not be able to accept credit card information from consumers, and our relationship with health insurance carriers could be adversely impacted or terminated, which would harm our business, operating results and financial condition.

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

In the ordinary course of operating our business, we and our health insurance carrier partners have received complaints that the information we provided was not accurate or was misleading. We have received, and may in the future receive, inquiries from health insurance carriers, CMS or state departments of insurance regarding our marketing and business practices and compliance with laws and regulations. We have experienced an increased rate of complaints filed directly with CMS from Medicare beneficiaries enrolled by us and have taken actions to address the quality of our enrollments and to improve our customer experience. If the actions we take do not effectively reduce the rate of complaints and improve our retention rates, our relationship with health insurance carriers could be modified or terminated, our Medicare commission and advertising revenue could decline, and we may incur significant expenses without realizing the value of our investment. Even if we are successful in reducing the rate of complaints, any initiatives we take to address retention could reduce our number of enrollments and conversion rates, which could harm our business, operating results and financial condition. Also, our sales of short-term health insurance plans that lack the same benefits as major medical health insurance plans may increase the risk that we receive complaints regarding our marketing and business practices due to the potential for consumer confusion between short-term health insurance and major medical health insurance. In addition, these types of claims could be time-consuming and expensive to defend, could divert our management’s attention and other resources, and could cause a loss of confidence in our services. As a result, whether or not we are able to successfully resolve these claims, they could harm our business, operating results and financial condition.

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

We use telephones to communicate with customers and prospective customers and some of these communications may be subject to the Telephone Consumer Protection Act, or TCPA, and other telemarketing laws. The TCPA and other laws, including state laws, relating to telemarketing restrict our ability to market using the telephone in certain respects. For instance, the TCPA prohibits us from using an automatic telephone dialing system to make certain telephone calls to consumers without prior express consent. We have policies in place to comply with the TCPA and other telemarketing laws. However, we have in the past and may in the future become subject to claims that we have violated the TCPA. The TCPA provides for statutory damages of $500 for each violation and $1,500 for each willful violation. In the event that we were found to have violated the TCPA, our business, operating results and financial condition could be harmed. In addition, telephone carriers may block or put consumer warnings on calls originating from call centers. Consumers increasingly screen their incoming emails and telephone calls, including by using screening tools and warnings, and therefore our members or potential members may not reliably receive our emails or telephone messages. If we are unable to communicate effectively by email or telephone with our members and potential members as a result of legislation, blockage, screening technologies or otherwise, our business, operating results and financial condition would be harmed.

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

We are party to a credit agreement with Royal Bank of Canada and other lenders that enables us to borrow up to $75 million pursuant to a revolving credit facility. The actual amount we may borrow is limited to a borrowing base determined based on certain eligible commissions receivable as defined in the credit agreement, which amount could be significantly less than $75 million. If our eligible commissions receivable decline, our access to the revolving credit facility could be limited. The credit agreement also imposes certain covenants and restrictions on our business and our ability to obtain additional financing. As of September 30, 2021, we had no outstanding debt under our revolving credit facility. The credit agreement expires in December 2022.

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

Operating and growing our business may require additional capital, and if capital is not available to us, our business, operating results and financial condition may suffer.

Operating and growing our business is expected to require further investments in our business. We have generated negative cash from operating activities and may continue to generate negative cash from operating activities in the future. We may decide to raise additional capital through debt or equity financing, or we may decide to reduce marketing and advertising, customer care and enrollment, technology and content, or other expenses in order to manage liquidity. We may be presented with opportunities that we want to pursue, and business or other challenges may present themselves, any of which could cause us to require additional capital. If we seek to raise funds through debt or equity financing, those funds may prove to be unavailable, may only be available on terms that are not acceptable to us or may result in significant dilution to our stockholders or higher levels of leverage. Our credit agreement with the Royal Bank of Canada and our investment agreement with H.I.G have restrictions that may limit our ability to incur additional indebtedness, make certain types of investments or obtain additional financing. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to pursue our business objectives and to respond to business opportunities or challenges could be harmed, and our business, operating results and financial condition could be materially and adversely affected.

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

To the extent that our provision for income taxes is subject to volatility or adverse outcomes as a result of tax examinations, our operating results could be harmed. Significant judgment is required to determine the recognition and measurement attribute prescribed in U.S. generally accepted accounting principles relating to accounting for income taxes. In addition, we are subject to examinations of our income tax returns by the Internal Revenue Service and other tax authorities. We assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There may be exposure that the outcomes from these examinations will have an adverse effect on our operating results and financial condition.

Our ability to use net operating losses to offset future taxable income may be subject to certain limitations.

We have net operating loss carryforwards for federal and state income tax purposes to offset future taxable income. Our federal and state net operating loss carryforwards begin expiring in 2034 and 2021, respectively. A lack of future taxable income would adversely affect our ability to utilize these net operating loss carryforwards. In addition, utilization of the net operating loss carryforwards may be subject to a substantial annual limitation due to ownership changes that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, and similar state provisions. These ownership change limitations may limit the amount of net operating loss carryforwards and other tax attributes that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change” as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points (by value) of the outstanding stock of a company by certain stockholders. Our ability to use the remaining net operating loss carryforwards may be further limited if we experience a Section 382 ownership change as a result of future changes in our stock ownership.

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

The trading price of our common stock has been volatile and is likely to continue to fluctuate substantially. For the quarter ended September 30, 2021, the closing price of our common stock fluctuated from $36.30 to $59.49 per share. The trading price of our common stock depends on a number of factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our common stock since you might be unable to sell your shares at or above the price you paid. Factors that could cause fluctuations in the trading price of our common stock include the following:

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

The Series A preferred stock is convertible at the option of the holders at any time into shares of common stock based on the then applicable conversion rate as determined in the certificate of designations for the Series A preferred stock, which conversion would dilute the ownership interest of existing holders of our common stock. In addition, because holders of our Series A preferred stock are entitled to vote, on an as-converted basis (subject to certain voting limitations and conversion calculations set forth in the certificate of designations for the Series A preferred stock), together with holders of our common stock on all matters submitted to a vote of the holders of our common stock, the issuance of the Series A preferred stock effectively reduces the relative voting power of the holders of our common stock.

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

The terms of our investment agreement with Echelon Health SPV, LP, or H.I.G., the initial purchaser of our Series A Preferred Stock, could also limit our ability to obtain additional financing or increase our borrowing costs, which could have an adverse effect on our financial condition. The preferential rights could also result in divergent interests between H.I.G. and holders of our common stock. Furthermore, a sale of our company, as a change of control event, may require us to repurchase Series A preferred stock, which could have the effect of making an acquisition of our company more expensive and potentially deterring proposed transactions that may otherwise be beneficial to our stockholders.

H.I.G. may exercise influence over us, including through its ability to designate up to two directors on our board of directors.

Our investment agreement with H.I.G. contains certain negative operating covenants that will remain in effect for so long as H.I.G. continues to own at least 30% of the shares of Series A preferred stock originally issued to it.

Further, the investment agreement entitles H.I.G. to nominate one individual for election to our board of directors for so long as it continues to own at least 30% of the common stock issuable or issued upon conversion of the Series A preferred stock originally issued to it. The director designated by H.I.G. will also be entitled to serve on committees of our board of directors, subject to applicable law and stock exchange rules. Notwithstanding the fact that all directors will be subject to fiduciary duties to us and to applicable law, the interests of the director designated by H.I.G. of our Series A preferred stock may differ from the interests of our security holders as a whole or of our other directors. H.I.G. nominated Aaron C. Tolson to our board of directors. Mr. Tolson was appointed to our board of directors as a Class I director on August 30, 2021, and as of the date of this report serves as the chairperson of the compensation committee and as a member of the equity incentive committee, strategy committee and government and regulatory affairs committee of the board of directors. In addition, if we fail to maintain certain levels of commissions receivable and liquidity, H.I.G. will be entitled to nominate one additional director, and the consent of H.I.G. will be required to approve our annual budget, hire or terminate certain key executives and incur certain indebtedness as outlined in the investment agreement.

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

Exhibit Number			Incorporation by Reference Herein
		Description of Exhibit	Form	Date
10.1	*	2021 Inducement Plan	Current Report on Form 8-K (File No. 001-33071)	September 23, 2021
10.2	*	Form of Notice of Stock Option Grant and Stock Option Agreement under the 2021 Inducement Plan	Current Report on Form 8-K (File No. 001-33071)	September 23, 2021
10.3	*	Form of Notice of Stock Option Grant and Stock Option Agreement (Performance-Based Vesting) under the 2021 Inducement Plan	Current Report on Form 8-K (File No. 001-33071)	September 23, 2021
10.4	*	Form of Notice of Stock Unit Grant and Stock Unit Agreement under the 2021 Inducement Plan	Current Report on Form 8-K (File No. 001-33071)	September 23, 2021
10.5	*	Form of Notice of Stock Unit Grant and Stock Unit Agreement (Performance-Based Vesting) under the 2021 Inducement Plan	Current Report on Form 8-K (File No. 001-33071)	September 23, 2021
10.6	†*	Terms of Executive Employment Agreement, dated September 22, 2021, between Fran Soistman and eHealth, Inc.
10.7	†*	Separation and Consulting Agreement, dated September 22, 2021, between Scott N. Flanders and eHealth, Inc.
10.8	†*	Severance Agreement, dated September 19, 2021, between Christine Janofsky and eHealth, Inc.
10.9	†*	Severance Agreement, dated June 5, 2020, between John Pierantoni and eHealth, Inc.
31.1	†	Certification of Fran Soistman, Chief Executive Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	†	Certification of Christine Janofsky, Chief Financial Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	‡	Certification of Fran Soistman, Chief Executive Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	‡	Certification of Christine Janofsky, Chief Financial Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	†	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	†	Inline XBRL Taxonomy Extension Schema Document
101.CAL	†	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	†	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	†	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	†	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		The cover page from the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2021, formatted in Inline XBRL and contained in Exhibit 101
†    Filed herewith.
‡    Furnished herewith.
*    Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EHEALTH, INC.
Date:	November 8, 2021	/s/ Francis Soistman
Francis Soistman Chief Executive Officer (Principal Executive Officer)
Date:	November 8, 2021	/s/ Christine Janofsky
Christine Janofsky Chief Financial Officer (Principal Financial Officer)