Form 10-K
period 2021-12-31
eHealth, Inc.
filed 2022-03-01
CIK 1333493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
Based on the closing price of the registrant’s common stock on the last business day of the registrant’s most recently completed second fiscal quarter, which was June 30, 2021, the aggregate market value of its shares (based on a closing price of $58.40 per share) held by non-affiliates was $807.5 million. Shares of the registrant’s common stock held by each executive officer and director and by each entity or person that owned five percent or more of the registrant’s outstanding common stock were excluded as such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of February 15, 2022 was 26,773,957 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement for the 2022 Annual Meeting of Stockholders, which is expected to be filed within 120 days after the Company’s fiscal year ended December 31, 2021, are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

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
•Operating and growing our business is likely to require additional capital, and if capital is not available to us, our business, operating results and financial condition may suffer.
•If we are not able to maintain and enhance our brand, our business and operating results will be harmed.
•The ongoing COVID-19 pandemic and public health crises, illness, epidemics or pandemics could adversely impact our business, operating results and financial condition.
•Changes in our management and key employees could affect our business and financial results
•Our business may be harmed if we are not successful in executing on our strategic investments, including our growth strategy and enrollment quality initiatives.
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
•Our carrier advertising and sponsorship program may not be successful.
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
•Our debt obligations contain restrictions that impact our business and expose us to risks that could materially adversely affect our liquidity and financial condition.
Our Risk Factors are not guarantees that no such conditions exist as of the date of this report and should not be interpreted as an affirmative statement that such risks or conditions have not materialized, in whole or in part

Forward-Looking Statements
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

We have based these forward-looking statements on our current expectations about future events. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Our actual results may differ materially from those suggested by these forward-looking statements for various reasons, including our ability to retain existing members and enroll new members during the annual healthcare open enrollment period, the Medicare annual enrollment periods and other special enrollment periods; changes in laws, regulations and guidelines, including in connection with healthcare reform or with respect to the marketing and sale of Medicare plans; competition from government-run health insurance exchanges and other sources; the seasonality of our business and the fluctuation of our operating results; our ability to accurately estimate membership, lifetime value of commissions and commissions receivable; changes in product offerings among carriers on our ecommerce platform and the resulting impact on our commission revenue; our ability to execute on our strategy in the Medicare market; the continued impact of the COVID-19 pandemic on our operations, business, financial condition and growth prospects, as well as on the general economy; changes in our management and key employees; exposure to security risks and our ability to safeguard the security and privacy of confidential data; our relationships with health insurance carriers; the success of our carrier advertising and sponsorship program; customer concentration and consolidation of the health insurance industry; our success in marketing and selling health insurance plans and our unit cost of acquisition; our ability to hire, train, retain and ensure the productivity of licensed health insurance agents and other employees; the need for health insurance carrier and regulatory approvals in connection with the marketing of Medicare-related insurance products; changes in the market for private health insurance; consumer satisfaction of our service and actions we take to improve the quality or enrollments; changes in member conversion rates; changes in commission rates; our ability to sell qualified health insurance plans to subsidy-eligible individuals and to enroll subsidy-eligible individuals through government-run health insurance exchanges; our ability to maintain and enhance our brand identity; our ability to derive desired benefits from investments in our business, including membership growth and retention initiatives; reliance on marketing partners; the impact of our direct-to-consumer email, telephone and television marketing efforts; timing of receipt and accuracy of commission reports; payment practices of health insurance carriers; dependence on our operations in China; the restrictions in our debt obligations; the restrictions in our investment agreement with H.I.G; our ability to raise additional capital; compliance with insurance and other laws and regulations; the outcome of litigation in which we are involved; and the performance, reliability and availability of our information technology systems, ecommerce platform and underlying network infrastructure and those identified under the heading “Risk Factors” in Part II, Item 1A. of this report and those discussed in our other Securities and Exchange Commission filings. Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in this report are made only as of the date hereof. Except as required by applicable law, we do not undertake, and specifically decline, any obligation to update any of these statements or to publicly announce the results of any revisions to any forward-looking statements, whether as a result of new information, future events, changes in assumptions or otherwise.

PART I

ITEM 1.    BUSINESS

Overview

We are a leading health insurance marketplace powered by a technology and service platform that provides consumer engagement, education and health insurance enrollment solutions. Our mission is to connect every person with the highest quality, most affordable health insurance and Medicare plans for their life circumstances. Our platform leverages technology to solve a critical problem in a large and growing market by aiding consumers in what has traditionally been a complex, confusing and opaque health insurance purchasing process.

Our omnichannel consumer engagement platform enables consumers to use our services online, by telephone with a licensed insurance agent or through a hybrid online assisted interaction. We have created a consumer-centric marketplace that offers a broad choice of insurance products, including thousands of Medicare Advantage, Medicare Supplement, Medicare Part D prescription drug, individual and family, small business and other ancillary health insurance products from over 200 health insurance carriers across all fifty states and the District of Columbia. Our plan recommendation tool curates this broad plan selection by analyzing customer health-related information against plan data for insurance coverage fit. This tool is supported by a unified data platform and is available to our ecommerce customers and our licensed agents. We strive to be the most trusted partner to the consumer in their life’s journey through the health insurance market. We were incorporated in Delaware in November 1997.

We operate our business in two segments: (1) Medicare, and (2) Individual, Family and Small Business. Our Medicare segment represents the majority of our business and constituted approximately 88% of our revenue in 2021. We derive the majority of our revenues from commission payments paid to us by health insurance carriers related to insurance plans that have been purchased by members who used our services. Our platform and services are free to the consumer, and, as a broker, we do not take on underwriting risk.

In our Medicare segment, we have benefited from (1) strong demographic trends, with approximately 10,000 people on average turning 65 every day over the next ten years, (2) the increasing proportion of the Medicare eligible population that is choosing commercial insurance solutions such as Medicare Advantage and Medicare Supplement plans, rather than obtaining healthcare through the original Medicare program, and (3) consumers' growing propensity to comparison shop, including for healthcare. In addition, our digital platform provides us with a strong competitive advantage as seniors' adoption of the internet for research, social interaction, shopping, and other daily needs is growing and has been accelerated by the global COVID-19 pandemic.

In our Individual, Family and Small Business segment, we have benefited from the recent expansion of the premium tax credit subsidies that have made qualified health plans under the Affordable Care Act more affordable to consumers and cover the 2021 and 2022 plan years, after which the tax credit subsidies expire. We have also benefited from the favorable plan retention dynamics with our existing customers.

Available Information

We make available free of charge on the Investor Relations page of our web site (ir.ehealthinsurance.com) our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after we file such material with, or furnish it to, the Securities and Exchange Commission, or the SEC. The SEC

also maintains an Internet website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Our corporate governance guidelines, code of business conduct, audit committee charter, compensation committee charter, and nominating and corporate governance committee charter are available on the governance page of our website at ir.ehealthinsurance.com. The information that can be accessed on or through our websites is not part of this Annual Report on Form 10-K.

Our Business Model

Our management evaluates our business performance and manages our operations in the following two segments:

Medicare Segment

Through a combination of demand generation strategies, we actively market a large selection of Medicare-related health insurance plans and, to a lesser extent, ancillary products such as dental and vision insurance and indemnity plans, to our Medicare-eligible consumers. Our Medicare ecommerce platform, which can be accessed through our websites (www.eHealthMedicare.com, www.PlanPrescriber.com and www.GoMedigap.com), and telephonic enrollment capabilities enable consumers to research, compare and purchase Medicare-related health insurance plans, including Medicare Advantage, Medicare Supplement and Medicare Part D prescription drug plans. To the extent that we assist in the sale of Medicare-related insurance plans as a health insurance agent, either online or telephonically, we generate revenue as a result of commissions we receive from health insurance carriers. Our commissions include regular payments with respect to administrative services we perform. Our Medicare Supplement plan commissions include certain bonus payments, which are generally based on our attaining predetermined target sales levels or other objectives, as determined by the health insurance carriers.

In the first effective plan year of a Medicare Advantage and Medicare Part D prescription drug plan, after the health insurance carrier approves the application, we are paid a fixed commission that is prorated for the number of months remaining in the calendar year. Additionally, if the plan is the first Medicare Advantage or Medicare Part D prescription drug plan issued to the member because they just became eligible for these products or have previously been covered through the traditional Medicare program, we may receive a higher commission amount that covers a full 12-month period, regardless of the month the plan was effective. Beginning with the second plan year and for as long as the member remains on that plan, we typically receive fixed, monthly commissions for Medicare Advantage plans and fixed, annual commissions for Medicare Part D prescription drug plans. We are paid commissions for Medicare Advantage and Medicare Part D prescription drug plans for which we are the broker of record, typically until either the plan is cancelled or we otherwise do not remain the agent on the plan. Commission payments we receive for Medicare Supplement plans sold by us typically are a percentage of the premium on the plan and are paid to us monthly until either the plan is cancelled or we otherwise do not remain the agent on the plan. Medicare Advantage and Medicare Part D prescription drug plan pricing is approved by the Centers for Medicare and Medicaid Services, or CMS, an agency of the United States Department of Health and Human Services, and is not subject to negotiation or discounting by health insurance carriers or our competitors. Similarly, Medicare Supplement plan pricing is set by the health insurance carrier and approved by state regulators and is not subject to negotiation or discounting by health insurance carriers or our competitors.

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

Non-Commission Revenue Sources

Within our two operating segments, we earn commission revenue, as well as non-commission revenue, or other revenue, which includes online sponsorship and advertising, lead referral, technology licensing revenue, and performance of other services.

Online Sponsorship and Advertising. We generate revenue from our sponsorship and advertising program that allows carriers to purchase advertising space for non-Medicare products on our website and Medicare plan related advertising on separate websites that we develop, host and maintain. In addition, in connection with our Medicare plan advertising program, we may engage in other activities, including marketing. In return for our services, we typically are paid either a flat amount, a monthly amount, or, in our individual and family health insurance sponsorship advertising program, a performance-based fee based on metrics such as submitted health insurance applications.

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

Industry Background

The purchase of health insurance is a high-stakes decision for a consumer. Historically it has been a complex, time-consuming and paper-intensive process. The complexity can make it difficult to make informed health insurance decisions. In addition, the human errors that arise from traditional paper-intensive distribution have historically resulted in a high number of incomplete and inaccurate applications being submitted to health insurance carriers. These incomplete and inaccurate paper applications often result in back-and-forth communications, delay and additional costs. The Internet’s convenient, information-rich and interactive nature offers the opportunity to provide consumers with more organized up-to-date information, a broader choice of plans and a more efficient and accurate process than have typically been available from traditional health insurance distribution channels. We believe that over time the Internet will become an increasingly important channel for researching and enrolling into health insurance plans, similar to other consumer-focused industries such as travel, financial services and shopping.

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

Our Growth Strategy

We believe that our consumer-centric omnichannel distribution model provides us competitive strengths in customer engagement and health insurance enrollment, and creates significant opportunities for growth in our core Medicare business and in other areas of the health insurance market. We intend to pursue the following strategies to further advance our business.

Pursue Deliberate Medicare Membership and Revenue Growth

We intend to pursue deliberate, targeted growth focusing on products, demand generation channels, fulfillment processes and market segments that best leverage our competitive differentiation and benefits of our omnichannel choice model. This involves a near-term slowdown in our overall Medicare enrollment growth while continuing to invest for growth in target areas, including online enrollments, partnering with carriers on dedicated call center programs, and expanding strategic partnerships. We are also making changes to variable cost management including a reduction in ineffective marketing expenses and a transition to a more targeted marketing spend allocation to channels and initiatives with the highest return on our investment.

We believe that consumers are increasingly favoring choice and the ability to comparison shop to achieve optimal health insurance coverage. In addition, seniors' adoption of the internet for research, social interaction and shopping is growing and has been accelerated by the global COVID-19 pandemic. Our omnichannel choice model is well aligned with these evolving needs and preferences of our customers and can allow us to reach a large portion of the growing Medicare market through a thoughtful, targeted growth strategy.

Focus on the Enrollment Quality

Our goal is to take a leadership position by establishing our omnichannel distribution platform as the gold standard for customer experience within the industry. We believe that broker performance will be increasingly evaluated by health insurance carriers based on customer satisfaction, retention and other quality metrics. This trend could change the competitive landscape in our business and create significant competitive advantages for agents and brokers that successfully work with carriers on attaining quality goals. Through continuing improvements to our online experience and plan recommendation engine, and enhancement to agent training, we strive to present Medicare beneficiaries with choices that best align with their eligibility status, lifestyle, health conditions and economic means with the goal of minimal disruption in existing provider relationships. In addition, our online channel has been historically characterized by higher enrollment quality compared to telephonic enrollments which is expected to have a favorable impact as its contribution to total Medicare enrollments continues to expand.

We are continuously seeking additional ways to improve our customer experience, enhance our plan recommendations and reduce disenrollment. In the third quarter of 2021, we introduced additional mandatory training for our agents, added a new customer care function to verify certain Medicare enrollments prior to submission to the carrier, and expanded other quality assurance efforts. While we expect these initiatives will enhance the quality of our enrollments and strengthen our competitive differentiation in the industry, generally, the introduction of these efforts to date has resulted in lower conversion rates and longer average talk times for telephonic enrollments.

Improve Effectiveness of our Telesales Organization

Telesales is an important component of our growth strategy. Our goal is to position our agents for success in providing an industry leading consumer experience while generating enrollments at sustainable unit economics including attractive conversion rates, acquisition costs, and plan persistence. In 2021, we made an aggressive pivot in our telesales channel to a model driven predominantly by in-house sales agents who as a group tend to generate higher quality enrollments at better conversion rates compared to outsourced agents. We also continue to invest in our call center technology and migrated to a cloud-based contact center in 2021. This cloud-based contact center provides robust new capabilities to train agents, support them in their interactions with customers, and monitor their performance in real time.

To further enhance the effectiveness of our telesales operation, we are piloting regional segmentation for our agents to deepen their expertise in the plans they are offering. We will also be pursuing ancillary product sales more aggressively to better leverage our call center resources outside of peak selling times for major Medicare products.

Extend Market Leadership Position in Online Enrollment

We view our consumer engagement platform as unique in the Medicare market and attractive to the growing number of Medicare beneficiaries who prefer to research, compare and purchase health insurance online or through a hybrid telephonic and online process with partial agent assistance. We believe that over time the Internet will become an increasingly important channel for researching and enrolling into health insurance plans allowing us to capture a growing share of the Medicare distribution market. We continuously look for ways to improve the user experience of our online tools. In 2021, ahead of the annual enrollment period, we enhanced our online capabilities by launching an updated recommendation engine. This engine is designed to improve the accuracy of personalized plan-matching. It has machine-learning capabilities and leverages data from online customer interactions to provide recommendations, which we believe improves the online shopping experience and helps Medicare eligible consumers navigate increasingly broad and complex plan choices.

The percentage of members who submit applications for Medicare Advantage and Medicare Supplement products online, including fully unassisted and partially agent assisted online enrollments, has substantially increased from 27% in 2019 to 37% in 2020 to 47% in 2021. The online unassisted enrollments in particular substantially outpaced the overall enrollment growth on our platform and in the broader Medicare market. The percentage of applications for all Medicare products submitted unassisted online was 21% in 2021 compared to 16% in 2020. We are able to scale growth more rapidly through our online platform, which we expect will significantly reduce our investments in call center operations over time. Our online enrollments are also characterized by favorable persistency, lifetime values and quality metrics compared to applications generated telephonically.

Accelerate Customer Affinity Strategy

We are committed to continue driving our business away from a transaction-centric focus and toward building lasting customer relationships. A good foundation for this initiative was created in 2020 with the launch of our Customer Center platform and introduction of a retention team dedicated to the needs of existing members.

As customers begin to utilize their Medicare plans post-enrollment, we proactively engage with them in order to maintain communication into the life of the plan. This is core to our customer affinity strategy. This engagement is achieved through a combination of agent and technology-driven initiatives. Our goal is to not only drive higher retention rates for our existing Medicare members but also increase the contribution from repeat customers to our new enrollments. We believe that increased consumer engagement and customer retention will have a positive impact on our revenue as well as lower our marketing and customer care and enrollment costs.

Create New Revenue Streams and Support Growth of Ancillary and Individual and Family Plan Products

We intend to leverage our technology leadership, carrier relationships and distribution capabilities to pursue the diversification of our core business and revenue base. This will include offering ancillary products to our current customer demographics such as Medicare recipients and accessing adjacent markets within the broader health insurance industry. We also plan to enhance our presence in the individual and family plan health insurance market that has recently been positively impacted by favorable regulatory landscape including the increased affordability of individual and family plans through premium subsidy expansion.

Our Platforms and Technology

Our ecommerce platforms and consumer engagement solutions are built to provide market leading information, decision support, customer engagement, and transactional services to a broad group of health insurance consumers across the country while prioritizing accessibility to health insurance. Our ecommerce platforms organize and present voluminous and complex health insurance information in an objective format that empowers individuals, families and small businesses to research, analyze, compare and purchase a wide variety of health insurance plans.

Elements of our platforms include:

Plan Comparisons and Recommendations. We offer online comparison and recommendation tools that process and simplify voluminous information across thousands of health insurance plans that are available through our platform. Our technology enables consumers to compare and evaluate health insurance options based on each consumer's specific needs and plan characteristics such as price, plan type, coverage limits, deductible amount, co-payment amount, and in-network and out-of-network benefits. After entering relevant information on our website or giving such information to one of our licensed agents, our platforms allow consumers to instantly receive a list of applicable health insurance plans and rate and benefit information in an easy-to-understand format. Our proprietary recommendation algorithms are carrier-agnostic and were designed based on the several million customer assistance encounters we have facilitated.

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

Customer and Carrier Data Interchange. Our digital data interface technology integrates our online application process with health insurance carriers’ technology systems, enabling us to deliver our consumers’ applications to health insurance carriers electronically. Our digital interface technology also expedites the loading of insurance product inventory in to our various shopping experiences and accelerates the application process by eliminating manual delivery. We also receive alerts and data from carriers, such as notification of approval or a request from a carrier for a consumer’s medical records for underwriting purposes, which we then relay electronically to the consumer. These features of our service help prevent applications from becoming delayed or rejected through inactivity of the consumer or the carrier.

Call Center Technology Systems. Our proprietary agent-assist management systems enable us to provide a full range of personalized customer service tasks efficiently while complying with Medicare and health insurance regulatory requirements. Call center agents have script-on-screen tools that align to health insurance needs and leverage a common back office platform that powers our direct-to-consumer shopping experience. Our systems also have customer relationship management tools that can track each consumer throughout the application process, obtain real-time updates from the carrier, generate automated emails specific to each consumer and access a cross-sell engine and dashboard to identify and track cross-sell opportunities. Our auto-email system is feature-rich with HTML capability, customizable merge tags, granular segmentation and tracking capability.

Customer Center. Our Customer Center enables members to create a secure personal profile that stores their prescription drug regimen, preferred doctors and pharmacies, current coverage, and other relevant data. This data is available to the member and our licensed agents that they contact. After members create a Customer Center account, our technology will import details provided to an agent over telephone to the account. The following are important benefits of our Customer Center:

•Empowers Medicare beneficiaries to take control of their personal information - Our Customer Center will put our members in the driver's seat by helping them track and update the information they will need when it is time to reconsider their coverage options.

•Identification of Medicare plan options - With their personal information easily accessible online and to our agents, it is easier for shoppers to find the best plan options for their personal needs and budget and also incentivizes them to return to us when their needs change.

•Drives retention through communication - Our Customer Center allows beneficiaries to track the status of their applications over time and connects them with us if they have questions.

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

Marketing

We focus on building brand awareness, increasing Medicare, individual, family and small business customer visits to our websites and telephonic sales centers and converting these visitors into members. Our marketing initiatives are varied and numerous, spanning both acquisition and retention marketing. They include:

Direct Marketing. Our direct marketing channel consists of consumers who call our call centers directly or access our websites (e.g.,eHealth.com, eHealthInsurance.com, eHealthMedicare.com, and GoMedigap.com) either directly or through algorithmic search listings on Internet search engines and directories. Our direct marketing programs include direct mail, email marketing, search engine optimization, television/video (including linear, connect television devices, and over the top media), radio/audio, and print advertising.

Online Advertising. Our online advertising channel consists of consumers who access our website or call centers through paid keyword search advertising from search engines such as Google, Bing and Yahoo!, paid social platforms like Facebook, as well as various Internet marketing programs such as display advertising and retargeting campaigns. Our online advertising programs are delivered across all Internet-enabled devices, including desktop computers, tablet computers and smart phones.

Marketing Partners. Our marketing partner channel consists of consumers who access our website and call centers through a network comprised of partners that drive consumers to our ecommerce platform and call centers. These partners include health care industry participants, such as insurance carriers; affiliate organizations; online advertisers and content providers that are specialists in paid and unpaid (algorithmic) search, as well as specialists in other types of Internet marketing; pharmacies and hospital networks; financial and online services partners in industries such as banking, insurance and mortgage; and off-line lead generators who specialize in traditional direct marketing channels, such as direct mail and television advertising.

Strategic Partner Marketing. Our strategic partner marketing channel consists of co-branded direct marketing with brands to serve their constituencies across key industry vertical categories. We also offer a suite of product integrations to assist in optimizing partner traffic through our online and telephonic flows. This in turn drives value for our strategic partner by helping fill a need of their client.

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

The Affordable Care Act also established annual open enrollment periods for the purchase of individual and family health insurance. Individuals and families generally are not able to purchase individual and family health insurance outside of the annual enrollment periods, unless they qualify for a special enrollment period as a result of certain qualifying events, such as losing employer-sponsored health insurance or moving to another state. Moreover, in order to be eligible for a subsidy, qualified individuals must purchase subsidy-qualifying health plans, known as qualified health plans, through a government-run health insurance exchange during the open enrollment period or a special enrollment period. While they are not required to do so, government-run exchanges are permitted to allow agents and brokers to enroll individuals and families into qualified health plans through them. The Federally Facilitated Marketplace, or FFM, run by CMS operated some part of the health insurance exchange in 33 states during the last health care open enrollment period. Our enrollment of individuals and families into qualified health plans to date has generally occurred through the FFM.

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

Seasonality

The majority of our commission revenue is recognized in the fourth quarter of each calendar year under Accounting Standards Codification, Revenue from Contracts with Customers (ASC 606), which we adopted using the full retrospective transition method on January 1, 2018. We have historically sold a significant portion of Medicare plans for the year in the fourth quarter during the Medicare annual enrollment period, when Medicare-eligible individuals are permitted to change their Medicare Advantage and Medicare Part D prescription drug coverage for the following year. During 2021, 2020, and 2019, 49%, 57%, and 63%, respectively, of our Medicare plan-related applications were submitted during the fourth quarter. As a result, we generate a significant portion of our commission revenues related to new Medicare plan-related enrollments in the fourth quarter.

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

The annual open enrollment period for individual and family health insurance also takes place in the fourth quarter of the calendar year, resulting in seasonality of individual and family plan submitted applications volume. During 2021, 2020, and 2019, 38%, 56%, 57%, respectively, of our individual and family plan-related applications were submitted during the fourth quarter. As a result, we generate a significant portion of our commission revenues related to individual and family plan-related enrollments in the fourth quarter. Individuals and families generally are not able to purchase individual and family health insurance outside of the annual enrollment period, unless they qualify for a special enrollment period as a result of certain qualifying events, such as losing employer-sponsored health insurance or moving to another state. Extended open enrollment or special enrollment periods may change the seasonality of our individual and family health insurance business. For example, the COVID-related special enrollment period for individual and family health insurance that ended on August 15, 2021 caused increased sales of individual and family health insurance plans outside of the open enrollment period.

Our marketing and advertising expenses are typically lower in each of our first through third quarters compared to the fourth quarter. We incur a significant portion of our marketing and advertising expenses in the fourth quarter as a result of the Medicare annual enrollment period and the open enrollment period under the Affordable Care Act. We expect this seasonal trend in marketing and advertising expenses to continue in 2022.

Prior to 2021, in preparation for the Medicare annual enrollment period, and to a lesser extent for the open enrollment period for individual and family health insurance plans, we typically began increasing our customer care center staff during the third and fourth quarters to handle the anticipated increased volume of health insurance transactions, which resulted in higher customer care and enrollment expenses in the third and fourth quarters. Historically, a significant portion of the seasonal increase in customer care center staffing was through the utilization of vendors that employ their own health insurance agents. During 2021, we shifted the mix of our telesales capacity towards full-time internal agents and away from third party vendor agents and began increasing our telesales capacity earlier in the year, during the second quarter. In October 2021, we entered the Medicare annual enrollment period with internal agents comprising over 95% of our total agents, the largest number of full-time employed agents in our history and compared to approximately 50% at the same time in 2020. We plan to maintain our in-house telesales agent force year-round, net of natural attrition, and expect to increase our internal agents' utilization outside of the enrollment periods by expanding our offerings of ancillary products and carrier call center outsourcing programs, and increasing our outbound calling efforts. Our customer care and enrollment expenses will still be highest in the fourth quarter and lowest in second quarter but the seasonal fluctuation is expected to be of a lower magnitude.

Environmental, Social and Corporate Governance ("ESG")

Starting in 2021, we published our inaugural Sustainability Report, which marked the beginning of our ESG journey as we made a company-wide commitment to a stronger focus on our long-term ESG opportunities and risks while also embedding them into our corporate strategy. Our report and future strategy are informed by an internal materiality assessment, and relevant topics identified through third-party reporting frameworks including Sustainability Accounting Standards Board, Global Reporting Initiative, and the United Nations Sustainable Development Goals. We are dedicated to making a difference in the lives of consumers, for our associates, partners and shareholders, and society.

Human Capital Resources

As of December 31, 2021, we had approximately 2,379 full-time employees, of which 1,692 were in customer care and enrollment, 367 were in technology and content, 224 were in general and administrative, and 96 were in marketing and advertising. Of the 2,379 full-time employees, 259 were non-US employees based in our subsidiary in China. None of our U.S. employees are represented by a labor union. As required under Chinese law, the employees in our Xiamen, China office established what is referred to as a labor union in China in January 2014. We have not experienced any work stoppages and consider our employee relations to be strong.

We value our employees for their critical role in the success of our business. We focus on our culture and maintain a generous benefits package for our employees to attract, motivate, and retain them. Health benefits we offer are extended to all full-time employees. Our employee wellness benefits include mental health and financial well-being benefits, including fertility assistance, a tuition reimbursement program, a student loan repayment program, and financial counseling resources. We also offer manager level employees access to a robust manager development program as well as additional free online career enrichment courses through LinkedIn Learning that span various disciplines. During 2020, we implemented an employee stock purchase plan for our U.S. employees which enables them to purchase shares of our common stock at a discount from market prices and participate in equity ownership of us. We have also introduced expanded offerings for virtual employee training to ensure our employees continue to develop their skills while working remotely.

We focus on diversity, equality, and inclusion and they form a part of our culture and values. We recently formed a diversity and inclusion committee to identify ways in which we can further support a culture of acceptance and inclusivity. The breakdown of our employees by gender is as follows:

	United States	China
Male	1,015	102
Female	1,096	145
Not disclosed	9	12

The breakdown of our US employees by race is as follows:

US Employees by Race
American Indian or Alaska Native
Asian
Black or African American
Hispanic or Latino
Native Hawaiian or Other Pacific Islander
Two or more races
Unknown
White
0.5%
12.1%
14.9%
7.8%
0.9%
3.4%
10.7%
49.6%

The members of our board of directors represent a diverse perspective. The board currently is made up of nine members and has always included a majority of independent directors. Our board membership includes three women, one director who is a member of the LGBTQ+ community and one director who is of Hispanic and Asian heritage. In 2021, the Strategy Committee of our board took on the responsibilities related to overseeing ESG-related matters.

Responsible Business and Information Security

Information security is an integral part of our business. We emphasize that information security is “everyone’s responsibility.” We are committed to maintaining information security through responsible management, appropriate use, and protection according to relevant legal and regulatory requirements and our contractual relationships. We maintain an office of the chief information security officer, or CISO focused on information and systems technology and corporate governance to drive a common security framework practice. The office of the CISO concentrates on technology, behaviors, and safeguarding information from unauthorized or inappropriate access, use, or disclosure. The audit committee of our board of directors oversees information and cybersecurity risks and reviews status with our CISO periodically. We utilize various industry-recognized information security frameworks, including SOC-2, National Institute of Standards and Technology (NIST), Payment Card Industry Data Security Standard (PCI), CIS Controls, and CIS Benchmarks.

Climate Change

Though our direct environmental impact is limited, we believe that we all have a role to play in effectively planning for, and mitigating the effects of, climate change. Therefore, we consider climate-related risks when assessing our larger enterprise-level risks. We support science-based climate policies and decarbonization actions in alignment with the Paris Agreement and the Intergovernmental Panel on

Climate Change ("IPCC"). We intend to align with the recommendations of the Financial Stability Board's Task Force on Climate-Related Financial Disclosures ("TCFD") and plan to expand our climate disclosures in the coming year using the TCFD framework. We voluntarily offset our 2020 greenhouse gas emissions using renewable energy certificates to reduce our impact and help increase the demand for renewable energy. We also consider how we can build upon our business model to reduce environmental impacts, such as those associated with the use of paper for processing insurance applications. Through the use of our online platforms, we have transformed a paper intensive health insurance application process into an easy to use digital experience. As we continue to grow, we plan to select and design our offices in a manner that promotes the health, well-being, and productivity of our workforce and consider the environmental impacts of our facilities. For example, our Santa Clara office is located in a high performance building and adheres to a number of sustainability requirements under local and California state guidance. We have extended our data tracking mechanisms to better understand our organizational footprint and to identify ways to further mitigate our impact on the environment, including increasing the automation of our procurement activities.

ITEM 1A.    RISK FACTORS

In addition to other information in this Annual Report on Form 10-K and in other filings we make with the Securities and Exchange Commission, the following risk factors should be carefully considered in evaluating our business as they may have a significant impact on our business, operating results and financial condition. If any of the following risks actually occurs, our business, financial condition, results of operations and future prospects could be materially and adversely affected. Because of the following factors, as well as other variables affecting our operating results, past financial performance should not be considered as a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods. Our Risk Factors are not guarantees that no such conditions exist as of the date of this report and should not be interpreted as an affirmative statement that such risks or conditions have not materialized, in whole or in part.

Risks Related to Our Business
If our ability to enroll individuals during enrollment periods is impeded or if investments we make in enrollment periods do not result in the returns we expected when making those investments, our business, operating results and financial condition would be harmed.

In an attempt to attract and enroll a large number of individuals during the Medicare annual enrollment period and to a lesser extent, the Medicare Advantage open enrollment period and the health care reform open enrollment period under the Affordable Care Act, we may invest in areas of our business, including technology and content, customer care and enrollment, and marketing and advertising. We have in the past made investments in areas of our business in advance of enrollment periods that have not yielded the results we expected when making those investments. Any investment we make in any enrollment period may not result in a significant number of approved and paying members or may not be as cost-effective as we anticipated. During the 2021 annual enrollment period for 2022 enrollments, we invested in marketing and advertising programs and in customer care and enrollments that did not yield the returns we expected, which adversely impacted our business, operating results and financial condition. If our ability to market and sell Medicare-related health insurance and individual and family health insurance is constrained during an enrollment period for any reason, such as technology failures, interruptions in the operation of our e-commerce or telephony platforms, reduced allocation of resources, any inability to timely employ, license, train, certify and retain our employees to sell health insurance, we could acquire fewer members, suffer a reduction in our membership, and our business, operating results and financial condition could be harmed.

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

We typically enter into contractual relationships with health insurance carriers that are non-exclusive and terminable on short notice by either party for any reason. In many cases, health insurance carriers also may amend the terms of our agreements unilaterally, including commission rates, on short notice. Health insurance carriers may decide to reduce our commissions, rely on their own internal distribution channels to sell their own plans, determine not to sell their plans or otherwise limit or prohibit us from selling their plans. Carriers may also amend our agreements with them for a variety of reasons, including for competitive or regulatory reasons, dissatisfaction with the economics of the members that we place with them or because they do not want to be associated with our brand. The termination of our relationship with a health insurance carrier, the reduction of commission rates, or the amendment of or change in our relationship with a carrier has in the past, and may in the future, reduce the variety, quality and affordability of health insurance plans we offer, cause a loss of commission payments, including commissions for past and/or future sales, cause a reduction in the estimated constrained lifetime values, or LTVs, we use for revenue recognition purposes, result in a loss of existing and potential members, adversely impact our profitability or have other adverse impacts, which could harm our business, operating results and financial condition. Health insurance carriers may also determine to exit certain states or increase premiums to a significant degree, which could cause our members’ health insurance to be terminated or our members to purchase new health insurance or determine not to pay for health insurance at all. If we lose these members, our business, operating results and financial condition could be harmed.

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

We may also temporarily or permanently lose the ability to market and sell Medicare plans for one or more of our Medicare plan carriers. The laws and regulations applicable to the business of selling Medicare-related health insurance are complex and frequently change. If we or our health insurance agents violate any of the requirements imposed by the Centers for Medicare and Medicaid Services, or CMS, federal or state laws or regulations, a health insurance carrier may terminate our relationship or other adverse consequences could result. Health insurance carriers may also terminate their relationship with us or require us to take corrective action if our Medicare product sales or marketing give rise to too many complaints. Given the concentration of our Medicare plan sales in a small number of carriers, if we lose a relationship with a health insurance carrier to market their Medicare plans, even temporarily, or if the health insurance carrier loses its Medicare product membership, our business, operating results and financial condition would be harmed.
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

Any decrease in the amount of time we retain our members on the health insurance plans that they purchased through us could adversely impact the estimated constrained LTVs we use for purposes of recognizing revenue, which would harm our business, operating results and financial condition. For example, our Medicare plan related products' LTVs have been negatively impacted by increased plan termination rates. While we have recently placed a stronger operational focus on member retention, there are no assurances that investments we make to pursue retention initiatives will result in a decline in health insurance plan termination rate and/or improvement in our constrained LTVs in the future. We have taken and may take additional actions to improve the customer experience, enhance accuracy of plan recommendations, reduce rapid disenrollment and beneficiary complaints, and improve the quality of our enrollments. For example, in the third quarter of 2021, we introduced mandatory additional training for our agents and added a new customer care role to verify certain Medicare enrollments prior to submission. While our focus on enrollment quality could improve retention rates and increase LTVs of our Medicare products, it has led to lower call conversion rates and longer average talk times for telephonic enrollments, resulting in a reduction in enrollments and increased cost of acquisition that has negatively impacted our business, operating results and financial condition. If agent productivity and member retention do not improve, our business, operating results and financial condition would be further harmed. If we experience higher health insurance plan termination rates than we estimated when we recognized commission revenue, we may not collect all of the related commissions receivable, which could result in a reduction in LTV and a write-off of contract assets - commissions receivable, which would harm our business, operating results and financial condition.

In addition, the growth of our membership is highly dependent upon our success in attracting new members during the Medicare annual enrollment period and to a lesser extent, the Medicare Advantage open enrollment period and the health care reform open enrollment period. The Medicare-related commission rates that we receive may be higher in the first calendar year of a plan if the plan is the first Medicare-related plan issued to the member. Similarly, the individual and family plan commission rates that we receive are typically higher in the first 12 months of a policy. After the first 12 months, the commission rates generally decline significantly. As a result, if we do not add a sufficient number of members to new plans, our business, operating results and financial condition would be harmed.

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

COVID-19 and public health crises, illness, epidemics or pandemics, in general, and any associated disruption to our call center and service operations, in particular, could materially impact our business, operations and financial condition. In an effort to mitigate the spread of COVID-19, and to comply with applicable government directives, we currently operate with a combination of remote and in-office work in the United States, although our employees predominantly work remotely, and have implemented new business protocols for employees who have resumed work in our offices. Any safety measures required by local or state governments or otherwise imposed by us, such as vaccination or mask mandates, could increase our turnover and make recruiting more difficult, When we have more employees who have returned to in-office work, we may implement additional safety measures for our employees. A potential COVID-19 infection of any of our employees could adversely impact our operations, including resulting in the sudden closure of any of our offices. Our business operations may be disrupted if key personnel or significant portions of our employees are unable to work effectively, especially if such disruption occurs during or in our preparation for the Medicare annual enrollment period. We have had to adjust our business operations, including onboarding and training new health insurance agents remotely. The prevalence of remote work could cause operational difficulties, reduce the effectiveness of our agents in selling health insurance and impair our ability to manage our business. An increased number of employees in a remote work environment may also exacerbate certain risks to our business, including an increased demand for information technology resources, increased risk of phishing and other cybersecurity attacks, and increased risk of unauthorized dissemination of sensitive personal information or proprietary or confidential information about us or our customers or other third-parties. Our business operations and recruitment efforts could be impacted if government offices, including CMS and state departments of insurance, are adversely impacted by COVID-19 given that our marketing materials require CMS approval and health insurance agent licensing and licensing renewals are dependent on state department of insurance processing. Our product development initiatives could also be negatively impacted by our current combination of remote and in-office work and could be further impacted by potential extended office closures in the future. Furthermore, if any of our health insurance carriers, business partners or vendors increase the prices of or become unable to continue to provide their products or services as a result of COVID-19, or if health insurance carriers reduce our commission rates or the amount they pay us, our business, operating results and financial condition would be harmed. The impact of COVID-19 to our Individual, Family and Small Business segment could be impacted by potential increases in unemployment rates, potential delays in customer premium payments and/or health insurance carrier commission payments, the extension of the open enrollment period, and changes to qualified health plans subsidies, among others. COVID-19 presents uncertainties and risks with respect to the demand for and pricing of health insurance plans, which could negatively impact our business, operating results and financial condition. The extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on future developments, including the duration, spread and severity of the pandemic, the availability, effectiveness and uptake of vaccines for COVID-19, the emergence of new variants of COVID-19 and whether existing vaccines are effective with respect to such variants, the actions to contain the disease or mitigate its impact, and the duration, timing and severity of the impact on consumer behavior, including any recession resulting from the pandemic, all of which are unpredictable.

Changes in our management and key employees could affect our business and financial results.

Our success is dependent upon the performance of our senior management and our ability to attract and retain qualified personnel for all areas of our organization. We may not be successful in attracting and retaining personnel on a timely basis, on competitive terms or at all. If we are unable to attract and retain the necessary personnel, our business would be harmed. Our executive officers and employees can terminate their employment at any time. For example, we appointed a new chief executive officer and new chief financial officer in November and September 2021, respectively, after the departure of their predecessors. Further, our former chief revenue officer's employment terminated in January 2022 and we recently appointed an interim chief revenue officer. We also appointed a new chief operating officer and chief transformation officer in March 2022. This transition in senior management could adversely impact our business, operating results and financial condition as it will take time for our new officers to integrate into our business. The transition and the departure of members of our senior management could result in additional attrition in our senior management and key personnel and any significant change in leadership over a short period of time could harm our business, operating results and financial condition.

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
Our business may be harmed if we are not successful in executing on our strategic investments, including our growth strategy and enrollment quality initiatives.

As part of our strategy, we have invested in initiatives to grow our Medicare membership and revenue, to improve our customer experience, enhance accuracy of plan recommendations and reduce disenrollment, to increase online enrollment and enhance operating leverage, to expand our strategic partner relationships, improve our technology platform to optimize the consumer experience and relationship, and to utilize data analytics to increase the productivity of our customer care employees. Pursuing and investing in these and other initiatives we develop has required and will in the future require significant investments in marketing and advertising, technology and product offerings, and customer care and enrollment, among others, and involves risks and uncertainties described elsewhere in this Risk Factors section, including the initiatives not achieving our retention, cost-savings, growth or profitability targets, inadequate return of capital on our investments, legal and regulatory compliance risks, potential changes in laws and regulations and other issues that could cause us to fail to realize the anticipated benefits of our investments and incur unanticipated liabilities. Our pursuit of these strategic initiatives may not be successful. Our cash flow from operations is expected to be negative in the year ending December 31, 2022 and was negative in each of the years ended December 31, 2021, 2020 and 2019. If we are not successful in executing on our business strategy, our business, operating results and financial condition would be harmed.
Seasonality may cause fluctuations in our financial results.

Open enrollment periods drive the seasonality of our business. The Medicare annual enrollment period occurs from October 15 to December 7 each year and the individual and family health insurance open enrollment period has historically occurred from November 1 through December 15 each year. However, for the 2022 plan year, the individual and family health insurance open enrollment period ran from November 1, 2021 through January 15, 2022 for most states. In addition, the Medicare Advantage open enrollment period, where Medicare-eligible individuals who enrolled in a Medicare Advantage plan can switch to the original Medicare program or switch to a different Medicare Advantage plan, runs from January 1st through March 31st of each year. We experience an increase in the number of submitted Medicare-related applications and approved members during the fourth quarter and, to a lesser extent, in the first quarter, and an increase in Medicare plan related expense during the third and fourth quarters in connection with the open enrollment periods. In addition, we typically experience the highest plan termination rates from our Medicare Advantage plan members in the first year following the effective date of plan enrollment. If we experience significant growth in Medicare Advantage approved members resulting in an increased number of first year members as a percentage of our total estimated membership, we may also experience increased health insurance plan terminations in the year following such periods of growth.

The seasonality of our business could change in the future due to other factors, including as a result of changes in timing of the Medicare or individual and family health plan enrollment periods, adoption of new or special enrollment periods, changes in eligibility and subsidies applicable to the purchase of health insurance, and changes in the laws and regulations that govern the sale of health insurance. We may not be able to timely adjust to changes in customer demand and the seasonality of our business. If we are not successful in responding to changes in the seasonality of our business, our business, operating results and financial condition could be harmed.

The success of our customer care center operations depends upon our ability to timely hire, train, retain and ensure the productivity of our licensed health insurance agents.

In addition to our websites, we rely upon our customer care centers to sell Medicare plans. The success of our customer care center operations is dependent on licensed health insurance agents and other employees. In order to sell Medicare-related health insurance plans, our health insurance agent employees must be licensed by the states in which they are selling plans and certified and appointed with the health insurance carrier that offers the plans in each applicable state. We depend upon our employees, state departments of insurance, government exchanges and health insurance carriers for the licensing, certification and appointment of our health insurance agents. We may experience difficulties hiring a sufficient number of additional licensed agents and retaining existing licensed agents for the Medicare annual enrollment period. If we are not successful in these regards, our ability to sell Medicare-related health insurance plans will be impaired during the Medicare annual enrollment period, which would harm our business, operating results and financial condition.

Even if we are successful in hiring licensed health insurance agents, our success depends on the productivity of these health insurance agents. Health insurance agents may not perform to the standard we expect of them, which could result in lower than expected conversion rates and revenue, higher costs of acquisition per member and higher plan termination rates. Historically, our health insurance agent employees have generally been more productive than the employees of our outsourced call centers and experienced health insurance agents have generally been more productive than less-tenured health insurance agents. During the Medicare annual enrollment period that occurred in the fourth quarter of 2020, we experienced reduced conversion rates from health insurance agents that work for outsourced call centers, which impacted our revenue and cost of acquisition. As a result, in preparation for the 2021 Medicare annual enrollment period, we increased the number of our health insurance agent employees to a much more significant degree, and we also began hiring, onboarding and training our health insurance agent employees earlier than we have in the past. We incurred increased expenses in agent onboarding and training in preparation for the 2021 Medicare annual enrollment period. Despite our investments in hiring and training a significantly larger number of our health insurance agent employees in 2021, the conversion rates of our health insurance agents have been lower than our expectations since the third quarter of 2021. Our increased focus on enrollment quality that began in the third quarter of 2021 has negatively impacted the conversion rates of our health insurance agents. If our health insurance agents do not perform to the standards we expect of them or if we do not generate sufficient call volumes for our health insurance agents to remain productive, our conversion and retention rates could be impacted, and our business, operating results and financial condition would be harmed. Failure to retain, train and ensure the productivity of our health insurance agents would harm our business, operating results and financial condition. If investments we make in our call center operations do not result in the returns we expected when making those investments, we could acquire fewer members, suffer a reduction in our membership, and our business, operating results and financial condition would be harmed.

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
•the effectiveness of health insurance agents in assisting consumers, including the tenure of the health insurance agent; and
•our ability to enroll subsidy-eligible individuals in qualified health plans through government-run health insurance exchanges and the efficacy of the process we are required to use to do so.

Our conversion rates can be impacted by changes in the mix of consumers referred to us through our member acquisition channels and whether they interact with a more seasoned health insurance agent. We have made and may in the future make changes to our ecommerce platforms, telephonic operations, marketing material or enrollment process in response to regulatory or health insurance carrier requirements or undertake other initiatives in an attempt to improve consumer experience, increase retention or for other reasons. These changes have in the past, and may in the future have the unintended consequence of adversely impacting our conversion rates. A decline in the percentage of consumers who submit health insurance applications on our ecommerce platforms or telephonically via our customer care centers and are converted into approved and paying members could cause an increase in our cost of acquiring members on a per member basis and impact our revenue in any given period. To the extent the rate at which we convert consumers visiting our ecommerce platforms or telephonically via our customer care centers into members suffers, our membership may decline, which would harm our business, operating results and financial condition.

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

Competition for referrals from our marketing partners has increased particularly during the enrollment periods for Medicare-related health insurance and individual and family health insurance. We may lose marketing partner referrals if our competitors pay marketing partners more than we do or be forced to pay increased fees to our marketing partners, which could harm our business, operating results and financial condition. If we lose marketing partner referrals during the Medicare or individual and family health insurance enrollment periods, the adverse impact on our business would be particularly pronounced. In addition, the promulgation of laws, regulations or guidelines, or the interpretation of existing laws, regulations and guidelines, by state departments of insurance or by CMS, could cause our relationships with our marketing partners to change or be in non-compliance with those laws, regulations and guidelines. CMS proposed rules in January 2022 which, if adopted, would require us and our marketing partners to implement additional verbal and written disclaimers. These proposed rules would also require us to implement additional oversight measures over our marketing partners, beginning with the 2022 annual enrollment period for enrollments effective as of January 1, 2023 and later. If these proposed rules are adopted, we may incur additional costs to generate and convert leads from our marketing partners, as well as additional administrative costs, which could adversely affect our business, operating results and financial condition. In addition, we are required to file marketing partner marketing materials relating to Medicare Advantage and Medicare Part D prescription drug plans with CMS, and health insurance carriers must review and approve the marketing materials. Recent changes to the CMS marketing guidelines have resulted in a more complicated and time-consuming process for marketing material filing and the need to file a significantly greater number of marketing partners' marketing materials with CMS. If our marketing partners' marketing materials do not comply with the CMS marketing guidelines or other Medicare program related laws, rules and regulations, such non-compliance could result in our losing the ability to receive referrals of individuals interested in purchasing Medicare-related plans from that marketing material or being delayed in doing so. In the event that CMS or a health insurance carrier requires changes to, disapproves or delays approval of these materials, we could lose a significant source of Medicare plan demand and the operations of our Medicare business could be adversely affected. We also have relationships with hospital systems and pharmacy chains that utilize aspects of our platform and tools. Our relationships with these hospital systems and pharmacy chains result in the referral of a significant number of individuals to us who are interested in purchasing Medicare-related health insurance plans. If federal or state authorities were to change existing laws, regulations or guidelines, or interpret existing laws, regulations or guidelines, to prohibit these arrangements, or if hospital systems or pharmacy partners otherwise decided to no longer utilize aspects of our platform and tools, we could experience a significant decline in the number of Medicare-eligible individuals who are referred to our platforms and customer care centers, which would harm our business, operating results and financial condition.

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

Given the number of months required to observe non-payment of commissions in order to confirm cancellations, we estimate the number of members who are active on health insurance plans as of a specified date. After we have estimated membership for a period, we may receive information from health insurance carriers that would have impacted the estimate if we had received the information prior to the date of estimation. We may receive commission payments or other information that indicates that a member who was not included in our estimates for a prior period was in fact an active member at that time, or that a member who was included in our estimates was in fact not an active member of ours. As a result of the Medicare annual enrollment and other open enrollment periods, we may not receive information from our carriers on as timely a basis due to the significant increase in health insurance transaction volume and for other reasons, which could impair the accuracy of our membership estimates. For these and other reasons, including if current trends in membership cancellation are inconsistent with past cancellation trends that we use to estimate our membership or if carriers subsequently report changes to the commission payments that they previously reported to us, our actual membership could be different from our estimates, perhaps materially. If our actual membership is different from our estimates, the constrained LTV component of our revenue recognition could also be inaccurate, including as a result of an inaccurate estimate of the average amount of time our members maintain their health insurance plans. As a result of the delay we experience in receiving information about our membership, it is difficult for us to determine with any certainty the impact of current conditions on our membership retention. For example, in the past our estimated membership has been higher than our actual membership, because we experienced increased membership cancellation compared to the historical cancellation rates we used to estimate our membership. We were not able to observe the increased membership cancellations that occurred during the first quarter of 2020 until after we reported our estimated membership for the period. Various circumstances, including market-related factors such as changes in timing of enrollment periods and other factors specific to our business, could cause the assumptions and estimates that we make in connection with estimating our membership and constrained LTV to be inaccurate, which would harm our business, operating results and financial condition.

Our carrier advertising and sponsorship program may not be successful.

We develop, host and maintain carrier dedicated Medicare plan websites and may undertake other marketing and advertising initiatives or perform other services through our Medicare plan advertising program. We also allow health insurance carriers to purchase advertising space for non-Medicare products on our website through our sponsorship program. To the extent that economic conditions, health care reform or other factors impact the amount health insurance carriers are willing to pay for advertising, our advertising and sponsorship program will be adversely impacted. In addition, since we maintain relationships with a limited number of health insurance carriers to sell their Medicare plans, our Medicare plan-related advertising revenue is concentrated in a small number of health insurance carriers and our ability to generate Medicare plan-related advertising revenue would be harmed by the termination or non-renewal of any of these relationships as well as by a reduction in the amount a health insurance carrier is willing to pay for these services. Moreover, in light of the regulations applicable to the marketing and sale of Medicare plans, and given that these regulations are often unclear, change frequently and are subject to changing interpretations, we may in the future not be permitted to sell Medicare plan-related advertising services. If we are not successful in these areas or these factors are unfavorable to us, our business, operating results and financial condition could be harmed.

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

Our business may be adversely impacted by changes in China’s economic or political condition. We have experienced greater competition for qualified personnel in China, which has raised market salaries and increased our compensation costs related to employees in China. If competition for personnel increases further, our compensation expenses could rise considerably or, if we determine to not increase compensation levels, our ability to attract and retain qualified personnel in China may be impaired, which could harm our business, operating results and financial condition. These risks could cause us to incur increased expenses and could harm our ability to effectively and successfully manage our operations in China. Moreover, any significant or prolonged deterioration in the relationship between United States and China could adversely affect our operations in China. Certain risks and uncertainties of doing business in China are solely within the control of the Chinese government, and Chinese law regulates the scope of our foreign investments and business conducted within China. The escalation of trade tensions has increased the risk associated with our operations in China. Either the United States or the Chinese government may sever our ability to communicate with our China operations or may take actions that force us to close our operations in China. We employ a large number of our technology and content employees in China, and we have other employees in China that support our business. Any sudden disruption of our operations in China, including any disruption as a result of the Chinese government's COVID-19 related policies, would adversely impact our business. If we are required to move aspects of our operations from China to our offices in the United States as a result of political instability, changes in laws, inquiries from health insurance carriers or for other reasons, we could incur increased expenses, and our business, operating results and financial condition could be harmed.

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

Our success in selling Medicare-related health insurance will depend upon a number of factors, some of which are outside of our control.

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

The marketing and sale of Medicare plans are subject to numerous laws, regulations and guidelines at the federal and state level. The marketing and sale of Medicare Advantage and Medicare Part D prescription drug plans are principally regulated by CMS but are also subject to state laws. The marketing and sale of Medicare Supplement plans are principally regulated on a state-by-state basis by state departments of insurance. The laws and regulations applicable to the marketing and sale of Medicare plans are numerous, ambiguous and complex, and, particularly with respect to regulations and guidance issued by CMS for Medicare Advantage and Medicare Part D prescription drug plans, change frequently. We have altered, and likely will have to continue to alter, our marketing and sales process to comply with these laws, regulations and guidelines.

Health insurance carriers whose Medicare plans we sell approve our websites, our call center scripts and some of our marketing material. We must receive these approvals in order for us market and sell Medicare plans to Medicare-eligible individuals as a health insurance agent. We are also required to file many of these materials on a regular basis with CMS. In addition, certain aspects of our Medicare plan marketing partner relationships have been in the past, and will be in the future, subjected to CMS and health insurance carrier review. CMS, state departments of insurance or health insurance carriers may determine to object to or not to approve aspects of our online platforms, sales function or marketing material and processes and may determine that certain existing aspects of our Medicare-related business are not in compliance with legal requirements. CMS scrutinizes health insurance carriers whose Medicare plans we sell and those health insurance carriers may be held responsible for actions that we and our agents take, including our marketing material and actions that lead to complaints or disenrollment. We expect that health insurance carriers will be increasingly evaluating broker performance based on quality of their enrollments, including complaints, retention rates, customer satisfaction and volumes. As a result, health insurance carriers may terminate their relationship with us or require us to take other corrective action if our Medicare product sales, marketing and operations are not in compliance or give rise to too many complaints. The termination of or change in our relationship with health insurance carriers for this reason could reduce the products we are able to offer, could result in the loss of commissions for past and future sales and could otherwise harm our business, operating results and financial condition. Changes to the laws, regulations and guidelines relating to the sale of Medicare plans, their interpretation or the manner in which they are enforced could impact the manner in which we conduct our Medicare business, our ecommerce platforms or our sale of Medicare plans, or we could be prevented from operating aspects of our Medicare revenue generating activities altogether, which would harm our business, operating results and financial condition. We have received, and may in the future receive, inquiries from CMS or state departments of insurance regarding our marketing and business practices and compliance with laws and regulations. Inquiries and proceedings initiated by the government could adversely impact our health insurance licenses, require us to pay fines, require us to modify marketing and business practices, result in litigation and otherwise harm our business, operating results or financial condition.

In May 2021, CMS changed its process for the submission and approval of marketing materials related to Medicare Advantage and Medicare Part D prescription drug plans. The practical application of the previous process allowed for a lead carrier to handle most of the review and filing of Medicare plan marketing materials with CMS. The new process requires each carrier to approve of each filed marketing material and has resulted in a more complicated and time consuming process to get our marketing material filed with CMS and through the process with carriers. In October 2021, CMS issued new guidance that significantly broadens the types of marketing materials that we are required to file with CMS, including the requirement to file certain generic marketing materials that refer to the benefits or costs of Medicare Advantage or Medicare Part D prescription drug plans but that do not specifically mention a health insurance carrier's name or a specific plan. As a result, we now submit to each Medicare Advantage and Medicare Part D prescription drug plan carrier with which we have a relationship a significantly larger number of marketing materials than we have in the past. We may not be able to use certain marketing materials and implement our marketing programs effectively if CMS or a health insurance carrier has comments or disapproves of our marketing materials. If we do not timely file the additional marketing materials with CMS or if health insurance carriers do not adapt to the new CMS requirements or increase the efficiency with which they review our marketing material, it could harm our sales and also harm our ability to efficiently change and implement new or existing marketing material, including call center scripts and our websites, which could harm our business, operating results and financial condition. If we or our marketing partners are not successful in timely receiving health insurance carrier or CMS approval of our marketing materials, or if a health insurance carrier refuses to accept enrollments relating to specific materials or marketing endeavors, we could be prevented from implementing our Medicare marketing and sales initiatives, which could harm our business, operating results and financial condition, particularly if such delay or non-compliance occurs during the Medicare annual enrollment period or the Medicare Advantage open enrollment period.

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

We are, and may in the future become, involved in various legal proceedings and governmental inquiries, including labor and employment-related claims, claims relating to our marketing or sale of health insurance, intellectual property claims and claims relating to our compliance with securities laws. For example, in January 2022 we received a subpoena from the United States Attorney's Office for the District of Massachusetts, seeking, among other things, information regarding our arrangements with insurance carriers. This inquiry, and any other claims asserted against us, with or without merit, could be time-consuming, expensive to address and divert management’s attention and other resources. These claims also could subject us to significant liability for damages and harm our reputation. Our insurance and indemnities may not cover all claims that may be asserted against us. If we are unsuccessful in our defense in these legal proceedings, we may be forced to pay damages or fines, enter into consent decrees, stop offering our services or change our business practices, any of which would harm our business, operating results or financial condition.

Our success in selling health insurance is dependent in part on the actions of federal and state governments. Changes in the laws and regulations governing the offer, sale and purchase of health insurance could harm our business and operating results.

The laws and regulations governing the offer, sale and purchase of health insurance are complex and subject to change, and future changes may be adverse to our business. For example, a long-standing provision in most applicable state laws that we believe is advantageous to our business is that once health insurance premiums are set by the carrier and approved by state regulators, they are fixed and not generally subject to negotiation or discounting by insurance companies or agents. Additionally, state regulations generally prohibit carriers, agents and brokers from providing financial incentives, such as rebates, to their members in connection with the sale of health insurance. As a result, we do not currently compete with carriers or other agents and brokers on the price of the health insurance plans offered on our website. If these regulations change, we could be forced to reduce prices or provide rebates or other incentives for the health insurance plans sold through our ecommerce platform, which would harm our business, operating results and financial condition. In addition, a federal law that went into effect in December 2021 requires disclosure of commissions paid to us to the purchaser of small business, major medical individual and family and short-term health insurance plans. It is unclear what impact the law will have, but it could impact consumers' demand for our services or cause health insurance carriers to lower our commission rates, which could reduce our revenue.

States and federal governments may adopt laws and regulations that are adverse to our business, including laws and regulations that impact the types of health insurance coverage available to consumers, the product features and benefits, our marketing and selling of plans and the role and compensation of agents and brokers in the sale of health insurance.

Changes to the rules and regulations that apply to our sale of Medicare related health insurance are more likely under the Biden administration compared to the previous administration. CMS may change the rules and regulations applicable to us in connection with our Medicare plan business, and those changes could harm our business, operating results and financial condition. The Biden administration has also indicated that it is in support of changes to the Affordable Care Act. It is difficult to predict what changes the Biden administration may make in the rules and regulations relating to our sale of the products that we sell, but the changes could harm our business, operating results and financial condition.

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

Due to the complexity, periodic modification and differing interpretations of insurance laws and regulations, we may not have always been, and we may not always be, in compliance with them. New laws, regulations and guidelines also may not be compatible with the sale of health insurance over the Internet or with various aspects of our platform or manner of marketing or selling health insurance plans. Failure to comply with insurance laws, regulations and guidelines or other laws and regulations applicable to our business could result in significant liability, additional department of insurance licensing requirements, required modification of our advertising and business practices, changes to our existing technology or platforms, the limitation, suspension and/or revocation of our licenses to sell health insurance, termination of our relationship with health insurance carriers and loss of commissions and/or our inability to sell health insurance plans, which would harm our business, operating results and financial condition. Moreover, an adverse regulatory action in one jurisdiction could result in penalties and adversely affect our license status, business or reputation in other jurisdictions due to the requirement that adverse regulatory actions in one jurisdiction be reported to other jurisdictions. Even if the allegations in any regulatory or other action against us are proven false, any surrounding negative publicity could harm consumer, marketing partner or health insurance carrier confidence in us, which could significantly damage our brand.

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

Our services involve the collection and storage of confidential and personally identifiable information of consumers and the transmission of certain personal information to their chosen health insurance carriers and to the government. For example, we collect names, addresses, credit card and social security numbers and health information such as information regarding consumers' prescription drugs and providers. As a result, we are subject to various state and federal laws and contractual requirements regarding the access, use and disclosure of personal information. We also hold a significant amount of personal information relating to our current and former employees. Despite our taking precautions, we cannot guarantee that our facilities and systems, and those of our third-party service providers, will be free of security breaches, cyberattacks, acts of vandalism, computer viruses, malware, misplaced or lost data, programming and/or human errors or other similar events. Compliance with state and federal privacy-related laws, particularly new state legislation such as the California Consumer Privacy Act, and increasingly robust industry standard security frameworks will result in cost increases due to an increased need for privacy compliance, oversight and monitoring, and the development of new processes to effectuate and demonstrate compliance. The effects of potential non-compliance by us or third party service providers, and enforcement actions, may result in increased costs to our business and reputational harm. The privacy legislation landscape is rapidly evolving on a state-by-state basis that creates challenges for businesses to comply with the new legal obligations in a systematic fashion. For example, Virginia, Colorado and California have new privacy legislation that will come into effect in 2023; however, these laws have differing consumer rights and business obligations, differing obligations on data controllers and differing enforcement mechanisms. These new legal operations may change the way we conduct our business and may harm our results of operations and financial condition.

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

Any legal liability, regulatory penalties, complaints or negative publicity related to the information on our website or that we otherwise provide could harm our business and operating results.

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

We recognize revenue for plans approved during the period by applying the latest estimated constrained LTVs for that product. Constrained LTVs are estimates and are based on a number of assumptions, which include, but are not limited to, estimates of the conversion rates of approved members into paying members, forecasted average plan duration and forecasted commissions we expect to receive per approved member's plan. These assumptions are based on historical trends and require significant judgment by our management in interpreting those trends and in applying the constraints. Changes in our historical trends will result in changes to our constrained LTV estimates in future periods and therefore could adversely affect our revenue and financial results in those future periods. As a result, negative changes in the factors upon which we estimate constrained LTVs, such as reduced conversion of approved members to paying members, increased health insurance plan terminations or a reduction in the lifetime commission amounts we expect to receive for selling the plan to a member or other changes could harm our business, operating results and financial condition. Changes in LTV may result in an increase or a decrease to revenue and a corresponding increase or decrease to commission receivables.

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

The forecasted average plan duration is another important factor in our estimation of constrained LTV. When a plan is canceled, or if we otherwise do not remain the agent on the policy, we no longer receive the related commission payment. Our forecasted average plan duration and health insurance plan termination rate are calculated based on our historical data by plan type. As a result, a reduction in our forecasted average plan duration or an inability to produce accurate forecasted average plan duration may adversely impact our business, operating results and financial condition.

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

On February 28, 2022, we entered into a term loan credit agreement with Blue Torch Finance LLC and other lenders, or the Term Loan Credit Agreement, which provided us with $70 million in term loans. In connection with entering into the Term Loan Credit Agreement, we terminated our credit agreement with Royal Bank of Canada and other lenders that provided us with an up to $75 million revolving credit facility. The Term Loan Credit Agreement contains certain mandatory prepayment triggers and imposes certain covenants and restrictions on our business and our ability to obtain additional financing.

The Term Loan Credit Agreement contains customary affirmative covenants, including covenants regarding the payment of taxes and other obligations, maintenance of insurance, reporting requirements and compliance with applicable laws and regulations. The Term Loan Credit Agreement also contains restrictions that limit our ability to, among other things, incur debt, grant liens, make investments, make certain restricted payments, make fundamental changes, sell assets, transact with affiliates, enter into burdensome agreements, prepay certain indebtedness or modify our organizational documents, in each case, subject to certain exceptions. Further, the Term Loan Credit Agreement contains financial covenants requiring us to (x) maintain a minimum level of liquidity as of the end of each month and (y) maintain a ratio such that the outstanding amount of obligations under the Term Loan Credit Agreement at the end of any month does not exceed 50% of the value of certain commissions receivable as of the end of such month. The events of default under the Term Loan Credit Agreement include, among other things and subject to grace periods in certain instances, payment defaults, cross defaults with certain other material indebtedness, breaches of covenants or representations and warranties, changes in control of our company, certain bankruptcy and insolvency events with respect to us and our subsidiaries, a restriction on all or a material portion of our business and the indictment of us or any subsidiary (or any senior officer thereof), or criminal proceedings against the same, which could result in a forfeiture of a material portion of our and our subsidiaries properties.

If we experience a decline in cash flow due to any of the factors described in this “Risk Factors” section or otherwise, we could have difficulty paying interest and principal amounts due on our indebtedness and meeting the financial covenants set forth in our Term Loan Credit Agreement. If we are unable to generate sufficient cash flow or otherwise obtain the funds necessary to make required payments under the Term Loan Credit Agreement, or if we fail to comply with the requirements of our indebtedness, we could default under our Term Loan Credit Agreement. Any default that is not waived could result in the acceleration of the obligations under the Term Loan Credit Agreement, an increase in the applicable interest rate under the Term Loan Credit Agreement, and would permit our lender to exercise rights and remedies with respect to all of the collateral that is securing the Term Loan Credit Agreement, which includes substantially all of our assets. Any such default could materially adversely affect our liquidity and financial condition.

Even if we comply with all of the applicable covenants, the restrictions on the conduct of our business could materially adversely affect our business by, among other things, limiting our ability to take advantage of financings, mergers, acquisitions and other corporate opportunities that may be beneficial to the business. Even if the Term Loan Credit Agreement were terminated, additional debt we could incur in the future may subject us to similar or additional covenants, which could place restrictions on the operation of our business.

Operating and growing our business is likely to require additional capital, and if capital is not available to us, our business, operating results and financial condition may suffer.

Operating and growing our business is expected to require further investments in our business. We have generated negative cash from operating activities and may continue to generate negative cash from operating activities in the future. We are likely to raise additional capital through debt or equity financing, and plan to implement our transformation initiatives, which are discussed in the section of this report titled Management’s Discussion and Analysis of Financial Condition and Results of Operations—2022 Business Initiatives—Transformation Initiatives.” These transformation initiatives may not be successful in reducing expenses, and may result in other negative effects on our business, which could result in us requiring additional capital. Further, we may be presented with opportunities that we want to pursue, and business or other challenges may present themselves, any of which could cause us to require additional capital. If we seek to raise funds through debt or equity financing, those funds may prove to be unavailable, may only be available on terms that are not acceptable to us or may result in significant dilution to our stockholders or higher levels of leverage. Our Term Loan Credit Agreement and our investment agreement with Echelon Health SPV, LP, or H.I.G, contain restrictions that limit our ability to incur additional indebtedness, issue certain types of equity securities with rights and preferences senior to or pari passu with our Series A Preferred Stock, make certain types of investments or obtain additional financing. As of the date of this report, pursuant to the terms of our investment agreement with H.I.G., we must obtain the consent of H.I.G. in order to incur any indebtedness, which could limit our ability to obtain additional financing until our adjusted EBITDA for the trailing four quarters increases. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to pursue our business objectives and to respond to business opportunities or challenges could be harmed, and our business, operating results and financial condition could be materially and adversely affected.

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

We have net operating loss carryforwards for federal and state income tax purposes to offset future taxable income. Our federal and state net operating loss carryforwards begin expiring in 2034 and 2033, respectively. A lack of future taxable income would adversely affect our ability to utilize these net operating loss carryforwards. In addition, utilization of the net operating loss carryforwards may be subject to a substantial annual limitation due to ownership changes that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, and similar state provisions. These ownership change limitations may limit the amount of net operating loss carryforwards and other tax attributes that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change” as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points (by value) of the outstanding stock of a company by certain stockholders. Our ability to use the remaining net operating loss carryforwards may be further limited if we experience a Section 382 ownership change as a result of future changes in our stock ownership.

Risks Related to our Technology

Our ability to sell Medicare-related health insurance plans as a health insurance agent depends upon maintenance of functioning information technology systems.

Our Medicare plan customer care center operations' success depends on information technology systems. Many of our Medicare plan members utilize our customer care center to purchase a Medicare plan. CMS rules require that our health insurance agent employees utilize CMS-approved scripts in connection with the sale of Medicare plans and that we record and maintain the recording of telephonic interactions relating to the sale of Medicare plans. We rely on telephone, call recording, customer relationship management and other systems and technology in our Medicare customer care center operations, and we are dependent upon third parties for some of them, including our telephone and call recording systems. These systems have failed temporarily in the past and may experience additional disruption due to systems upgrades, power outages, an increase in remote work or other impacts as a result of the COVID-19 pandemic. The effectiveness and stability of our Medicare customer care center systems and technology are critical to our ability to sell Medicare plans, particularly during the Medicare enrollment periods, and the failure or interruption of any of these systems and technology or any inability to handle increased volume would harm our business, operating results and financial condition.

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

We rely in part upon third-party vendors, including cloud infrastructure and bandwidth providers, to operate our ecommerce platform and contact center. We cannot predict whether additional network capacity will be available from these vendors as we need it, and our network or our suppliers’ networks might be unable to achieve or maintain a sufficiently high capacity of data transmission. Any system failure that causes an interruption in or decreases the responsiveness of our services would impair our revenue-generating capabilities and harm our business and operating results and damage our reputation. In addition, any loss of data could result in loss of customers and subject us to potential liability. If these third parties experience difficulty providing the services we require or meeting our standards for those services, it could make it difficult for us to operate some aspects of our business. Our and our vendors' facilities, database and systems are vulnerable to damage or interruption from human error, fire, floods, earthquakes and other natural disasters, power loss, telecommunications failures, physical or electronic break-ins, computer viruses, cyber attacks, acts of terrorism, other attempts to harm our systems and similar events.

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

Consumers and our employees depend upon third-party service providers to access our website, services and systems, and our business and operating results could be harmed as a result of technical difficulties experienced by these service providers.

Consumers using our website and accessing our services depend upon Internet, online and other service providers for access to our website and services. Our remote employees also rely on third-party service providers to access our systems and other agent productivity tools. Many of these service providers have experienced significant outages, delays and other difficulties in the past and could experience them in the future. Our business operations may be disrupted if our employees are unable to work from home effectively as a result of technical difficulties experienced by these service providers. Any significant interruption in access to our call centers or our website or increase in our website’s response time as a result of these difficulties could damage our relationship with insurance carriers, marketing partners and existing and potential members and could harm our business, operating results and financial condition.

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

The trading price of our common stock has been volatile and is likely to continue to fluctuate substantially. For the year ended December 31, 2021, the closing price of our common stock fluctuated from $21.13 to $85.09 per share. The trading price of our common stock depends on a number of factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our common stock since you might be unable to sell your shares at or above the price you paid. Factors that could cause fluctuations in the trading price of our common stock include the following:

•price and volume fluctuations in the overall stock market from time to time, including as a result of the COVID-19 pandemic;
•volatility in the market prices and trading volumes of our competitors' shares, including high technology stocks, which have historically experienced high levels of volatility;
•any new debt or equity financing that we undertake to raise additional capital;

•new laws or regulations or new interpretations of existing laws or regulations applicable to our business, including developments relating to the health care industry and the marketing and sale of Medicare plans;
•actual or anticipated changes in our operating results or the growth rate of our business;
•changes in operating performance and stock market valuations of other technology or insurance brokerage companies generally, and of our competitors;
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
•any significant change in our management; and
•general economic conditions, political instability and slow or negative growth of our markets.
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

The terms of our investment agreement with H.I.G., the initial purchaser of our Series A Preferred Stock, could also limit our ability to obtain additional financing or increase our borrowing costs, which could have an adverse effect on our financial condition. As of the date of this report, pursuant to the terms of our investment agreement with H.I.G., we must obtain the consent of H.I.G. in order to incur any indebtedness, which could limit our ability to obtain additional financing until our adjusted EBITDA for the trailing four quarters increases. The preferential rights could also result in divergent interests between H.I.G. and holders of our common stock. Furthermore, a sale of our company, as a change of control event, may require us to repurchase Series A preferred stock, which could have the effect of making an acquisition of our company more expensive and potentially deterring proposed transactions that may otherwise be beneficial to our stockholders.

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

Our bylaws designate a state or federal court located within the State of Delaware as the exclusive forum for substantially all disputes between us and our stockholders, and also provides that the federal district courts will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, each of which could limit our stockholders’ ability to choose the judicial forum for disputes with us or our directors, officers, stockholders or employees.

Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the sole and exclusive forum for (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, stockholders, officers or other employees to us or our stockholders, (3) any action arising pursuant to any provision of the DGCL, our certificate of incorporation or our bylaws or (4) any other action asserting a claim that is governed by the internal affairs doctrine shall be the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, another State court in Delaware or the federal district court for the District of Delaware), except for any claim as to which such court determines that there is an indispensable party not subject to the jurisdiction of such court (and the indispensable party does not consent to the personal jurisdiction of such court within ten days following such determination), which is vested in the exclusive jurisdiction of a court or forum other than such court or for which such court does not have subject matter jurisdiction. This provision would not apply to any action brought to enforce a duty or liability created by the Exchange Act and the rules and regulations thereunder.

Section 22 of the Securities Act establishes concurrent jurisdiction for federal and state courts over Securities Act claims. Accordingly, both state and federal courts have jurisdiction to hear such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our bylaws also provide that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States will be the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act and against any person in connection with an offering of our securities.

Any person or entity purchasing or otherwise acquiring or holding or owning (or continuing to hold or own) any interest in any of our securities shall be deemed to have notice of and consented to the foregoing bylaw provisions. Although we believe these exclusive forum provisions benefit us by providing increased consistency in the application of Delaware law and federal securities laws in the types of lawsuits to which each applies, the exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum of its choosing for disputes with us or our current or former directors, officers, stockholders or other employees, which may discourage such lawsuits against us and our current and former directors, officers, stockholders and other employees. Our stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder as a result of our exclusive forum provisions.

Further, the enforceability of similar exclusive forum provisions in other companies’ organizational documents have been challenged in legal proceedings, and it is possible that a court of law could rule that these types of provisions are inapplicable or unenforceable if they are challenged in a proceeding or otherwise. If a court were to find either exclusive forum provision contained in our bylaws to be inapplicable or unenforceable in an action, we may incur significant additional costs associated with resolving such action in other jurisdictions, all of which could harm our results of operations.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

The following table sets forth the location, approximate square footage and primary use of each of the principal properties we occupied as of December 31, 2021:

Location	Approximate Square Footage	Primary Use
Santa Clara, California	45,657	Corporate headquarters, marketing and advertising, technology and content and general and administrative
Gold River, California	63,206	Customer care and enrollment, technology and content and general and administrative
Indianapolis, Indiana	56,276	Customer care and enrollment
South Jordan, Utah	54,007	Customer care and enrollment
Xiamen, China	53,758	Technology and content, customer care and enrollment, marketing and advertising and general and administrative
Austin, Texas	26,878	Technology and content, customer care and enrollment, marketing and advertising and general and administrative

ITEM 3.    LEGAL PROCEEDINGS

In the ordinary course of our business, we have received and may continue to receive inquiries from state and federal regulators relating to various matters. We have become, and may in the future become, involved in litigation in the ordinary course of our business. If we are found to have violated laws or regulations in any jurisdiction, we could be subject to various fines and penalties, including revocation of our license to sell insurance in those states, and our business, operating results, and financial condition would be harmed. Revocation of any of our licenses or penalties in one jurisdiction could cause our license to be revoked or for us to face penalties in other jurisdictions. In addition, without a health insurance license in a jurisdiction, carriers would not pay us commissions for the products we sold in that jurisdiction, and we would not be able to sell new health insurance products in that jurisdiction. We could also be harmed to the extent that related publicity damages our reputation as a trusted source of objective information relating to health insurance and its affordability. It could also be costly to defend ourselves regardless of the outcome. Our material legal proceedings are described in Part II, Item 8 of this Form 10-K in the Notes to Consolidated Financial Statements in Note 8 – Commitments and Contingencies.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on The Nasdaq Global Market under the symbol EHTH. As of February 15, 2022, there were 24 stockholders of record of our common stock (which does not include the number of stockholders holding shares of our common stock in “street name”) and the closing price of our common stock was $15.80 per share on February 15, 2022 as reported by The Nasdaq Global Market.

Dividend Policy

We have never declared or paid any cash dividend on our common stock. We currently do not expect to pay any dividends on our common stock in the foreseeable future.

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities which have not been previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K during the period covered by this report.

Securities Authorized for Issuance under Equity Compensation Plans

See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information regarding securities authorized for issuance.

Issuer Purchases of Equity Securities

We did not repurchase any of our common stock in the open market or in privately negotiated transactions during the year ended December 31, 2021.

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

The graph below matches our cumulative total stockholder return on our common stock with the cumulative 5-year total returns on the Nasdaq Composite index and the Research Data Group, or RDG, Internet Composite index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of dividends) from December 31, 2016 to December 31, 2021.

	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
eHealth, Inc.	$100.00	$163.10	$360.75	$902.16	$663.00	$239.44
Nasdaq Composite	$100.00	$129.64	$125.96	$172.17	$249.51	$304.85
RDG Internet Composite	$100.00	$151.38	$150.63	$200.37	$312.97	$330.56

ITEM 6.    [RESERVED]

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Please read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes included under Part II, Item 8 of this Annual Report on Form 10-K.

Overview

We are a leading private health insurance marketplace powered by a technology and service platform that provides consumer engagement, education, and health insurance enrollment solutions. Our mission is to connect every person with the highest quality, most affordable health insurance and Medicare plans for their life circumstances. Our platform leverages technology to solve a critical problem in a large and growing market by aiding consumers in what has traditionally been a complex, confusing, and opaque health insurance purchasing process. Our omnichannel consumer engagement platform enables consumers to use our services online, by telephone with a licensed insurance agent, or through a hybrid online assisted interaction. We have created a consumer-centric marketplace that offers a broad choice of insurance products including thousands of Medicare Advantage, Medicare Supplement, Medicare Part D prescription drug, individual and family, small business, and other ancillary health insurance products from over 200 health insurance carriers across all fifty states and the District of Columbia. Our plan recommendation tool curates this broad plan selection by analyzing customer health-related information against plan data for insurance coverage fit. This tool is supported by a unified data platform and is available to our ecommerce customers and our licensed agents.

2021 Business Initiatives

During 2021, we made a number of changes to our telesales and online capabilities with a focus on driving performance and improving enrollment quality, especially in the third quarter in preparation for the annual enrollment period in the fourth quarter. We shifted the mix of our telesales capacity towards full-time internal agents and away from third party vendor agents. In October 2021, we entered the Medicare annual enrollment period with internal agents comprising over 95% of our total agents, the largest number of full-time employed agents in our history and compared to approximately 50% at the same time in 2020. We also made other important changes across our call centers to improve the effectiveness of our agents and further enhance consumer experience. These changes include the migration of our call center technology to a cloud-based contact center and upgraded routing tools. We believe these improvements and new tools provided better support to our agents in their interactions with consumers as we entered into the most critical selling season of the year.

Enrollment quality has been our focus since the launch of our retention program in 2020, which helps ensure that we present Medicare beneficiaries with choices that best align with their eligibility status, lifestyle, health conditions and economic means with the goal of minimal disruption in existing provider relationships. We have been seeking additional ways to improve our customer experience, enhance accuracy of plan recommendations and reduce disenrollment. In the third quarter of 2021, we introduced additional mandatory training for our agents, added a new customer care function to verify certain Medicare enrollments prior to submission to the carrier, and expanded other quality assurance efforts. We restructured agent compensation incentives to place more focus on addressing the longer-term coverage needs of customers. As part of the recent migration of our call center technology to a cloud-based contact center, we also implemented a new cloud-based agent monitoring system, which is expected to provide new robust capabilities to train agents and monitor their performance in real time. While we expect these initiatives will enhance the quality of our enrollments generally, the introduction of these efforts to date has resulted in lower conversion rates and longer average talk times for telephonic enrollments.

We continuously look for ways to improve the user experience of our online tools. Prior to the annual enrollment period, or AEP, which began in November 2021 for enrollment effective 2022, we enhanced our online capabilities by launching an updated recommendation engine. This engine is designed to improve the accuracy of personalized plan-matching. It has machine-learning capabilities and leverages data from online customer interactions to provide recommendations, which we believe improves the online shopping experience and helps Medicare eligible consumers navigate increasingly broad and complex plan choices. Our online Customer Center continues to strengthen and support our relationships with consumers and to help retain their business when it's time to review their plan coverage choices. The Customer Center enables members to create a secure personal profile that stores their prescription drug regimen, preferred doctors and pharmacies, current coverage, and other relevant data, and makes this data available to the member and our licensed agents that they contact. The accessibility of the information facilitates plan selection for our agents and members with accounts and also incentivizes members to return to us when their needs change. Although the investments in our telesales operations, technology and enrollment quality assurance negatively impacted our financial results in the second half of the year ended December 31, 2021, we believe that they will create long-term competitive advantages for us as carriers place an increasing value on enrollment quality and reduction in beneficiary complaints.

Changes in Senior Management

In September 2021, we announced the appointment of Christine Janofsky as our senior vice president, chief financial officer, effective September 20, 2021. We also announced the resignation of Scott Flanders from his positions as a member of our board of directors and chief executive officer, effective October 31, 2021, and the appointment of Francis Soistman as a member of our board of directors and our chief executive officer, effective November 1, 2021. Mr. Flanders provided consulting services to us through December 31, 2021 to assist with the transition of his duties and responsibilities. These executive changes resulted in lower general and administrative expenses in the second half of 2021, primarily due to the reversal of stock-based compensation expense related to Mr. Flanders' forfeited equity awards. Severance and other personnel costs related to Mr. Flanders' separation are included in restructuring and reorganization charges on our Consolidated Statement of Comprehensive Income (Loss) for the year ended December 31, 2021.

In January 2022, we announced the termination of chief revenue officer, Timothy C. Hannan, effective January 31, 2022, and the appointment of Robert S. Hurley as interim chief revenue officer effective February 1, 2022. Mr. Hurley previously served as an executive officer of the Company for over 20 years until his retirement in March 2020.

In February 2022, we announced the appointment of Roman Rariy as our chief operating officer and chief transformation officer, effective March 1, 2022.

Impact from COVID-19

We experienced a number of changes in our business related to the impacts from the COVID-19 pandemic during 2020 and 2021. During the first quarter of 2020, we closed our offices in the United States and China and shifted our employees to a work-from-home model in response to the virus outbreak. Our office in China has reopened since the second quarter of 2020 given the improvements in the situation in the region where our office is located. As of December 31, 2021, all of our U.S. offices are open at reduced capacity and with additional safety and social distancing measures. We currently plan to operate with a combination of remote and in-office work in the United States at least through the first quarter of 2022. We plan to increase the number of in-office employees in the future depending upon the COVID-19 vaccination status of our employees as we intend to have only vaccinated employees in the office to promote the health and safety of our employees. Due to the surge of COVID-19 cases caused by the COVID-19 Omicron variant, employees in our California offices are still required by county order to wear masks while in our offices regardless of vaccination status. The emergence of Omicron and other variants could cause us to alter our operations and plans for in-office and remote work.

Based on our success in shifting existing agents to work from home in 2020, we launched a remote agent model, tapping into nationwide agent talent to hire full-time customer care agents. We expect this model to provide us with geographic hiring flexibility.

In addition, we believe the COVID-19 pandemic had an impact on consumer behavior when it comes to selecting and utilizing health insurance. We believe that more seniors have become more likely to shop for Medicare products online or over the phone versus a face-to-face meeting with a traditional broker, which could have a positive impact on comparison Medicare platforms such as ours.

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

2022 Business Initiatives

Transformation Initiatives — We plan to implement a multi-year transformation initiative to right-size our cost structure and drive future profitability. These initiatives include targeted reductions in fixed expenses and vendor-related spend outside of mission critical areas, as well as changes to variable cost management. Through this program, we expect to achieve ongoing significant cost savings while preserving our competitive edge and focusing on initiatives with highest in-period returns on investment. We expect to achieve over $60 million in annualized cost savings, excluding restructuring costs in 2022 of approximately $10 million to $20 million. We expect the variable cost reduction to lead to a temporary decline in our Medicare enrollments and revenue in 2022 before a return to growth in 2023 on a significantly improved operational and cost foundation. These initiatives are intended to improve our operations through re-engineering, reorganizing, and better deployment of marketing expenses.

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

The following table shows approved members for the years presented:

	Year Ended December 31,
	2021	2020	2019
Medicare
Medicare Advantage	399,758	387,652	279,561
Medicare Supplement	28,020	40,551	42,688
Medicare Part D	73,292	74,357	112,677
Total Medicare	501,070	502,560	434,926
Individual and Family	42,711	33,328	32,186
Ancillary	97,694	114,946	146,698
Small Business	11,432	14,809	16,685
Total Approved Members	652,907	665,643	630,495

2021 compared to 2020 – Medicare approved members remained flat in 2021 compared to 2020 due to a 3% growth in Medicare Advantage plan approved members, offset by decreased Medicare Supplement and Medicare Part D plan approved members. The increase in approved Medicare Advantage members was primarily due to our investments in customer care and enrollment and marketing, and an increase in online enrollment, partially offset by a decline in telesales conversion rate during the second half of 2021. Although the investment in our telesales operations, technology and enrollment quality assurance have negatively impacted our second half results, we believe that they will create long-term competitive advantages for us as carriers place an increasing value on enrollment quality and reduction in beneficiary complaints.

Individual and Family Plan approved members grew 28% in 2021 compared to 2020 primarily due to a 57% increase in approved members for qualified health plans and an 8% increase in non-qualified health plan approved members. The individual and family health insurance market benefited from the passage of the American Rescue Plan Act adopted in March 2021. This legislation expanded access to premium credits making individual and family major medical plans more affordable, which allows a larger population to get the coverage that our major medical plans offer. The credits cover the 2021 and 2022 plan years, after which the credit subsidies expire.

Ancillary plan approved members declined 15% in 2021 compared to 2020 primarily due to a decrease in short-term health insurance plans and other ancillary plans approved members. Small business group health insurance approved members declined 23% in 2021 compared to 2020 mainly due to the shift of our focus away from the sale of small business products.

2020 compared to 2019 – Medicare approved members increased 16% in 2020 compared to 2019. The increase in total Medicare approved members was primarily attributable to a 39% growth in Medicare Advantage plan members, partially offset by a 34% decline in Medicare Part D plan members. The increase in approved Medicare Advantage members was primarily driven by strong online enrollment growth, increased marketing efforts, an increase in our internal agent productivity and the COVID-19 related special enrollment period in the second quarter of 2020. During this special enrollment period, certain individuals were permitted to enroll, disenroll or switch their Medicare Advantage and Medicare Part D prescription drug plans. However, our approved application growth was less than expected primarily due to the underperformance of our outsourced external agent force and, to a lesser extent, increased competition in our direct television marketing channel during the fourth quarter 2020 AEP. We also believe that external factors, including the pandemic and the prolonged election cycle, impacted consumer demand on our platform during the 2020 AEP. To address the underperformance of our external agents, we have determined to shift our agent salesforce to a predominantly internal full-time agent model as our internal agents have generally experienced stronger performance and productivity than our outsourced agents. We began this shift towards the increased utilization of internal agents near the end of the 2020 AEP.

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

The following table shows our new paying members for the years presented:

	Year Ended December 31,
	2021	2020	2019
Medicare
Medicare Advantage	366,827	324,916	235,978
Medicare Supplement	25,429	35,649	37,069
Medicare Part D	65,193	104,833	84,369
Total Medicare	457,449	465,398	357,416
Individual and Family	40,658	30,657	30,997
Ancillary	100,068	111,252	147,496
Small Business	11,008	14,362	17,606
Total New Paying Members	609,183	621,669	553,515

2021 compared to 2020 – Medicare total new paying members declined 2% in 2021 compared to 2020, due primarily to a 38% decrease in Medicare Part D prescription drug plan new paying members and a 29% decrease in Medicare Supplement plan new paying members, partially offset by a 13% increase in Medicare Advantage plan new paying members. Overall, the total Medicare new paying members were negatively impacted primarily by a reduced telephonic enrollment conversion rate in the second half of 2021. Individual and family plan new paying members grew 33% in 2021 compared to 2020 due to a 55% increase in new paying members for qualified plans and an 18% increase in new paying members for non-qualified plans. Ancillary new paying members declined 10% in 2021 compared 2020 due primarily to a decline in approved members for short-term health plans and other ancillary plans. Small business new paying members declined 23% in 2021 compared to 2020 primarily due to a decrease in approved members for small business plans.

2020 compared to 2019 – Medicare total new paying members grew 30% in 2020 compared to 2019, primarily driven by a 38% increase in Medicare Advantage plan new paying members and a 24% increase in Medicare Part D prescription drug plan new paying members. Individual and family plan new paying members declined 1% in 2020 compared to 2019 due to a decrease in new paying members for non-qualified plans, partially offset by an increase in new paying members for qualified plans. Ancillary new paying members declined 25% in 2020 compared 2019 due primarily to a decline in approved members across all ancillary plans. Small business new paying members declined 18% in 2020 compared to 2019 primarily due to a decrease in approved members for small business plans.

Estimated Constrained Lifetime Value of Commissions Per Approved Member

The following table shows our estimated constrained LTV, of commissions per approved member by product for the years presented:

	Year Ended December 31,
	2021	2020	2019
Medicare:
Medicare Advantage (1)	$979	$952	$1,013
Medicare Supplement (1)	993	1,125	979
Medicare Part D (1)	203	215	238
Individual and Family:
Non-Qualified Health Plans (1)	274	203	213
Qualified Health Plans (1)	311	265	217
Ancillaries:
Short-term (1)	169	162	101
Dental (1)	96	79	70
Vision (1)	61	55	56
Small Business (2)	182	157	159
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

Medicare

2021 compared to 2020 – The constrained LTV of commissions per approved member for Medicare Advantage plans increased by 3% and decreased by 12% and 6%, respectively, for Medicare Supplement and Medicare Part D prescription drug plans in 2021 compared to 2020. The increase in constrained LTV of Medicare Advantage plans was primarily due to higher commissions rates. The decline in constrained LTV of commissions per approved member for Medicare Supplement and Medicare Part D prescription drug plans was primarily due to shorter estimated average plan durations for both products.

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

Individual and Family and Ancillaries

2021 compared to 2020 – The constrained LTV of commissions per approved qualified health plan member increased by 17% in 2021 compared to 2020 primarily due to increased estimates of average plan duration and a lower constraint for non-qualified health insurance plans. The constrained LTV of commissions per approved member for short-term health insurance, dental, vision, and small business insurance plans increased 4%, 22%, 11%, and 16%, respectively, in 2021 compared to 2020 primarily as a result of an increase in estimated average plan duration.

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

The constraints applied to the total estimated lifetime commissions we expect to receive for selling the plan after the carrier approves an application in order to derive the constrained LTV of commissions for approved members recognized for the periods presented below are summarized as follows:

	Year Ended December 31,
	2021	2020
Medicare
Medicare Advantage	7%	7%
Medicare Supplement	9%	5%
Medicare Part D	7%	5%
Individual and Family
Non-Qualified Health Plans	7%	15%
Qualified Health Plans	4%	4%
Certain Ancillary Products
Short-term	20%	20%
Dental	5%	10%
Vision	5%	5%
Small Business	5%	—%

The constraints for Medicare Supplement and Medicare Part D prescription drug plans increased during the year ended December 31, 2021, as compared to the same period in the prior year, due to declining LTV trends for these products. The constraints for non-qualified health plans decreased during the year ended December 31, 2021, as compared to the same period in the prior year, due to stabilization of market conditions and increases in LTV values. The constraints for dental and vision plans decreased during the year ended December 31, 2021, as compared to the same period in the prior year, due to improved LTV trends.

Estimated Membership

Estimated membership represents the estimated number of members active as of the date indicated based on the number of members for whom we have received or applied a commission payment during the period of estimation. The following table shows estimated membership as of the periods presented below:

	As of December 31,
	2021	2020	2019
Medicare (1)
Medicare Advantage	632,574	533,282	404,694
Medicare Supplement	101,794	104,188	93,477
Medicare Part D	225,129	238,503	212,478
Total Medicare	959,497	875,973	710,649
Individual and Family (2)	105,211	116,247	128,487
Ancillaries (3)	235,017	247,355	264,341
Small Business (4)	46,650	45,771	42,638
Total Estimated Membership	1,346,375	1,285,346	1,146,115
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

2021 compared to 2020 – Medicare estimated membership grew 10% as of December 31, 2021 compared to December 31, 2020 driven by a 19% increase in Medicare Advantage, offset by 6% and 2% decreases in Medicare Part D prescription drug plan and Medicare Supplement plan estimated membership, respectively. The overall growth in Medicare estimated membership reflected new enrollments we generated during the year, net of estimated attrition. Individual and family plan estimated membership declined by 9% as of December 31, 2021 compared to December 31, 2020 due to our previous decision to shift our investment to our Medicare business. Ancillary plan estimated membership as of December 31, 2021 declined 5% compared to estimated membership as of December 31, 2020 primarily as a result of the decline of estimated membership of dental, short-term health plans, and other ancillary plans.

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

	Year Ended December 31,
	2021	2020	2019
Medicare:
Estimated CC&E cost per approved MA-equivalent approved member (1)	$383	$368	$355
Estimated variable marketing cost per MA-equivalent approved member (1)	523	384	330
Total Medicare estimated cost per approved member	$906	$752	$685
Individual and Family Plan:
Estimated CC&E cost per IFP-equivalent approved member (2)	$91	$92	$102
Estimated variable marketing cost per IFP-equivalent approved member (2)	67	83	67
Total IFP estimated cost per approved member	$158	$175	$169
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

2021 compared to 2020 – Estimated CC&E costs per approved MA-equivalent member increased 4% in 2021 compared to 2020, due to lower enrollment volume resulting from enrollment quality initiatives, a decline in our telesales conversion rate, and an earlier start to our staffing increase for the Medicare annual enrollment period in 2021. Estimated variable marketing costs per approved MA-

equivalent member increased by 36% in 2021 compared to 2020, primarily due to a decline in telesales conversion rates leading to a reduced return on our marketing spend and an increase in cost of leads in certain marketing channels, such as direct television and direct mail. In addition, a greater focus on our online advertising channel also contributed to the increase as it carries higher per enrollment marketing costs but lower customer care and enrollment costs. Based on what we learned from this recent AEP, we will continue to improve the marketing strategy and the structure of our telesales organization to address the changing market environment.

Estimated variable CC&E cost per approved IFP-equivalent member decreased 1% in 2021 compared to 2020 due primarily to a decrease in costs and an increase in the number of approved members. Estimated variable marketing cost per approved IFP-equivalent member decreased by 19% in 2021 compared to 2020 due primarily to a decrease in online marketing spend and an increase in the number of approved members.

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

Results of Operations

The following table sets forth our operating results and related percentage of total revenues for the years presented below (dollars in thousands):

	Year Ended December 31,
	2021		2020		2019
Revenue:
Commission	$493,119	92%	$508,189	87%	$466,676	92%
Other	45,080	8%	74,585	13%	39,525	8%
Total revenue	538,199	100%	582,774	100%	506,201	100%
Operating costs and expenses (1)
Cost of revenue	1,992	—%	4,083	1%	2,738	1%
Marketing and advertising	271,300	50%	209,340	36%	150,249	30%
Customer care and enrollment	179,295	33%	172,895	30%	134,304	27%
Technology and content	83,800	16%	65,188	11%	47,085	9%
General and administrative	75,699	14%	76,452	13%	64,150	13%
Change in fair value of earnout liability	—	—%	—	—%	24,079	4%
Amortization of intangible assets	536	—%	1,493	—%	2,187	—%
Restructuring and reorganization charges	4,878	1%	—	—%	—	—%
Impairment charges	46,344	9%	—	—%	—	—%
Total operating costs and expenses	663,844	114%	529,451	91%	424,792	84%
Income (loss) from operations	(125,645)	(14)%	53,323	9%	81,409	16%
Other income, net	755	—%	666	—%	2,090	—%
Income (loss) before income taxes	(124,890)	(14)%	53,989	9%	83,499	16%
Provision for (benefit from) income taxes	(20,515)	(4)%	8,539	1%	16,612	3%
Net income (loss)	$(104,375)	(10)%	$45,450	8%	$66,887	13%
____________

(1)     Operating costs and expenses include the following amounts of stock-based compensation expense (in thousands):

	Year Ended December 31,
	2021	2020	2019
Marketing and advertising	$8,660	$5,102	$4,230
Customer care and enrollment	2,836	2,723	1,451
Technology and content	10,013	5,460	3,611
General and administrative	11,348	11,887	13,278
Total stock-based compensation expense	$32,857	$25,172	$22,570

Revenue

Our commission revenue, other revenue and total revenue are summarized as follows (dollars in thousands):

		Change			Change
	2021	$	%	2020	$	%	2019
Commission	$493,119	$(15,070)	(3)%	$508,189	$41,513	9%	$466,676
% of total revenue	92%			87%			92%
Other	45,080	(29,505)	(40)%	74,585	35,060	89%	39,525
% of total revenue	8%			13%			8%
Total revenue	$538,199	$(44,575)	(8)%	$582,774	76,573	15%	$506,201

2021 compared to 2020 – Commission revenue decreased $15.1 million, or 3% in 2021 compared to 2020 due to a $17.1 million decrease in commission revenue from the Medicare segment, offset by a $2.0 million increase in commission revenue from the Individual, Family and Small Business segment. The decrease in commission revenue from the Medicare segment for the year ended December 31, 2021 compared to 2020 was primarily due to a decrease in net adjustment revenue and a decline in the estimated constrained LTV and lower enrollment volume for Medicare Supplement and Medicare Part D prescription drug plans, partially offset by an increase in constrained LTV and enrollment volume for Medicare Advantage plans. The increase in commission revenue from the Individual, Family and Small Business segment was primarily driven by a 28% increase in individual and family plan approved members. See Segment Information below for further discussion.

Net adjustment revenue consists of increases in revenue for certain prior period cohorts as well as reductions in revenue for certain prior period cohorts. We recognize positive adjustments to revenue to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. Net adjustment revenue for our Medicare segment in 2021 and 2020 was $(8.4) million and $5.7 million, respectively. For our Individual, Family and Small Business segment net adjustment revenue in 2021 and 2020 was $30.2 million and $33.1 million, respectively. See Note 2 – Revenue in our Notes to Consolidated Financial Statements for more information.

Other revenue decreased $29.5 million, or 40% in 2021 compared to the same period in 2020 due to a decrease in Medicare advertising revenue as a result of a decrease in the size and number of advertising programs with certain carriers.

2020 compared to 2019 – Commission revenue increased $41.5 million, or 9% in 2020 compared to 2019 due to a $35.2 million increase in commission revenue from the Medicare segment and a $6.3 million increase in commission revenue from the Individual, Family and Small Business segment. The increase in commission revenue from the Medicare segment was driven by a 16% increase in Medicare plan approved members, primarily attributable to a 39% growth in Medicare Advantage plan approved members, partially offset by a decrease in net adjustment revenue for the year ended December 31, 2020 compared to 2019 and a decline in the estimated constrained LTV for Medicare Advantage plans. Excluding $42.3 million revenue recorded in the fourth quarter of 2019 related to a change in estimate of expected cash commission collections for Medicare Advantage plans since we began selling such products through the third quarter of 2019, commission revenue increased 20% in 2020 as compared to 2019. The increase in commission revenue from Individual, Family and Small Business segment was primarily driven by a 21% increase in adjustment revenue and a 4% increase in individual and family plan approved members. See Segment Information below for further discussion.

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

We anticipate a reduction in revenue in 2022 as we reset our strategy, improve the structure of our telesales organization, and focus on driving volume from marketing channels that offer more favorable return on our investments.

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

Our cost of revenue is summarized as follows (dollars in thousands):

		Change			Change
	2021	$	%	2020	$	%	2019
Cost of revenue	$1,992	$(2,091)	(51)%	$4,083	$1,345	49%	2,738
% of total revenue	—%			1%			1%

2021 compared to 2020 – Cost of revenue decreased $2.1 million in 2021, compared to $4.1 million in 2020, primarily due to decreased activity from our revenue sharing arrangements.

2020 compared to 2019 – Cost of revenue increased $1.3 million in 2020, compared to $2.7 million in 2019, primarily due to increased activity from our revenue sharing arrangements.

Marketing and Advertising

Marketing and advertising expenses consist primarily of member acquisition expenses associated with our direct, marketing partner, and online advertising member acquisition channels, in addition to compensation and other expenses related to marketing, business development, partner management, public relations and carrier relations personnel who support our offerings. We recognize expenses in our direct member acquisition channel in the period in which they are incurred. We generally compensate our marketing partners for referrals based on the consumer submitting a health insurance application on our platform, regardless of whether the consumer's application is approved by the health insurance carrier, or for the referral of a Medicare-related lead to us by the marketing partner. Some of our partners such as pharmacies and hospital networks are not compensated for referrals to us as a result of legal requirements. These organizations have relationships with us to provide their customers and patients with our consumer experience and to help them find the plan that best meets their needs. Some of our marketing partners have tiered arrangements where the amount we pay the marketing partner per submitted application increases as the volume of submitted applications we receive from the marketing partner increases. We recognize these expenditures in the period when a marketing partner’s referral results in the submission of a health insurance application. In our Medicare business, our current emphasis is on reducing the contribution from the lead aggregator marketing channel that is characterized by high acquisition costs and emphasizing strategic partnerships including relationships with health care industry participants, such as pharmacies and hospital networks, and with affiliate organizations where our acquisition costs may be significantly lower.

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

Our marketing and advertising expenses are summarized as follows (dollars in thousands):

		Change			Change
	2021	$	%	2020	$	%	2019
Marketing and advertising	$271,300	$61,960	30%	$209,340	$59,091	39%	$150,249
% of total revenue	50%			36%			30%

2021 compared to 2020 – Marketing and advertising expenses increased by $62.0 million or 30% in 2021, compared to 2020, primarily due to a $60.4 million increase in variable advertising costs, $3.6 million increase in stock-based compensation, and $0.7 million increase in facilities and operating costs, partially offset by decreases in consulting and personnel related costs. The increase in variable advertising expenses was due to an increase in our advertising expense through our affiliate lead generation partner and online channels. The increase in expense as a percentage of revenue reflects lower than expected volume driven by underperformance of certain marketing channels.

2020 compared to 2019 – Marketing and advertising expenses increased by $59.1 million or 39% in 2020, compared to 2019, primarily driven by a $56.3 million increase in Medicare plan related variable advertising costs, and $2.4 million increase in consulting costs. The increase in variable advertising expenses was due to an increase in our investment for Medicare enrollment growth and the increase in expense as a percentage of revenue reflects lower than expected volumes driven by underperformance of certain marketing channels.

Customer Care and Enrollment

Customer care and enrollment expenses primarily consist of compensation, benefits, and licensing costs for personnel engaged in assistance to applicants who call our customer care center and for enrollment personnel who assist applicants during the enrollment process.

Our customer care and enrollment expenses are summarized as follows (dollars in thousands):

		Change			Change
	2021	$	%	2020	$	%	2019
Customer care and enrollment	$179,295	$6,400	4%	$172,895	$38,591	29%	$134,304
% of total revenue	33%			30%			27%

2021 compared to 2020 – Customer care and enrollment expenses increased by $6.4 million, or 4%, in 2021 compared to 2020. This increase was primarily driven by a $36.4 million increase in personnel costs associated with an increase in customer care and enrollment headcount and a $3.3 million increase in facilities and other operating expenses, partially offset by a $27.5 million decrease in spending on external call center and agents, and a $6.6 million decrease in licensing costs. The decrease in licensing costs was primarily due to previously over-recognized licensing costs that were adjusted during the first quarter of 2021.

In 2021, we have shifted to a predominantly internal agent model and intend to employ and maintain the majority of our health insurance agent force year-round. We started internal agent hiring and training earlier in 2021 compared to 2020, with the largest headcount increase in the second and third quarters. In October 2021, we entered the annual enrollment period with over 95% of our sales force consisting of internal agents, the largest number of full-time agents in our company's history. We also incurred more spending on agent training and the expansion of our customer service team in the second half of 2021, including the addition of a new customer care role to verify Medicare enrollments prior to submission and expanding our quality assurance efforts.

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

Our technology and content expenses are summarized as follows (dollars in thousands):

		Change			Change
	2021	$	%	2020	$	%	2019
Technology and content	$83,800	$18,612	29%	$65,188	$18,103	38%	$47,085
% of total revenue	16%			11%			9%

2021 compared to 2020 – Technology and content expenses increased $18.6 million, or 29%, in 2021 compared to 2020, primarily driven by increases of $6.9 million in personnel and compensation costs, $5.1 million in amortization of internally developed software, $4.6 million in stock-based compensation expense, $0.9 million in depreciation and amortization, and $0.9 million in facilities and other operating costs. The increase reflects an implementation of a cloud-based call center technology platform and further enhancements to our online user experience in 2021.

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

General and Administrative

General and administrative expenses include compensation and benefits costs for personnel working in our executive, finance, investor relations, government affairs, legal, human resources, internal audit, facilities, and internal information technology departments. These expenses also include fees paid for outside professional services, including audit, tax, legal, government affairs, and information technology fees.

Our general and administrative expenses are summarized as follows (dollars in thousands):

		Change			Change
	2021	$	%	2020	$	%	2019
General and administrative	$75,699	$(753)	(1)%	$76,452	$12,302	19%	$64,150
% of total revenue	14%			13%			13%

2021 compared to 2020 – General and administrative expenses decreased by $0.8 million, or 1%, in 2021 compared to 2020, primarily due to decreases of $2.8 million in compensation and personnel costs and $1.1 million in consulting expense, partly offset by a $2.7 million increase in professional fees. The decrease in stock-based compensation expenses in 2021 compared to 2020 was primarily attributable to a one-time reversal related to forfeited equity awards due to our former chief executive officer's separation.

2020 compared to 2019 – General and administrative expenses increased by $12.3 million, or 19%, in 2020 compared to 2019, primarily driven by increases of $5.2 million in compensation and personnel costs, $3.0 million in consulting expense, and $2.8 million in facilities and other operating costs.

Amortization of Intangible Assets

Our intangible asset amortization expense is summarized as follows (dollars in thousands):

		Change			Change
	2021	$	%	2020	$	%	2019
Amortization of intangible assets	$536	$(957)	(64)%	$1,493	$(694)	(32)%	$2,187
% of total revenue	—%			—%			—%

2021 compared to 2020 – Amortization expense was primarily related to intangible assets purchased through our acquisitions. Amortization expense decreased in 2021 compared to 2020 due to certain intangible assets being fully amortized in 2021.

2020 compared to 2019 – Amortization expense was primarily related to intangible assets purchased through our acquisitions. Amortization expense decreased in 2020 compared to 2019 due to certain intangible assets being fully amortized in 2020.

Restructuring and Reorganization Charges

Our restructuring and reorganization charges consist primarily of severance, transition and other related costs. We incurred $4.9 million in restructuring and reorganization charges in 2021, which primarily consisted of the severance and other personnel related costs related to the restructuring that took place in the first quarter of 2021 and the severance and other personnel related cost related to the separation arrangement with our former chief executive officer in September 2021. We did not incur any restructuring and reorganization costs in 2020 and 2019. We expect to incur higher restructuring and reorganization charges in 2022 in connection with our transformation initiatives.

Impairment Charges

Our impairment charges consist of goodwill and intangible asset impairment. We reviewed for impairment because events or changes in circumstances indicated a potential reduction in the fair values of goodwill and intangible assets below their respective carrying amounts as of December 31, 2021 and recorded an impairment charge of $40.2 million and $6.1 million regarding our goodwill and intangible assets, respectively, primarily due to the recent change in our market valuation and financial performance. There were no impairment charges record during the years ended December 31, 2020 and 2019.

Other Income, Net

Other income, net, primarily consisted of interest income, sublease income, and margin earned on commissions received from Medicare plan members transferred to us in 2010 through 2012 by a broker partner, partially offset by interest expense on finance leases and debt and other bank fees.

Our other income, net is summarized as follows (dollars in thousands):

		Change			Change
	2021	$	%	2020	$	%	2019
Other income, net	$755	$89	13%	$666	$(1,424)	(68)%	$2,090
% of total revenue	—%			—%			—%

2021 compared to 2020 – Other income, net, increased by $0.1 million or 13% in 2021 compared to 2020 due primarily to decreases in various individually immaterial items.

2020 compared to 2019 – Other income, net, decreased by $1.4 million or 68% in 2020 compared to 2019 due primarily to a decrease in interest income.

Provision for (Benefit from) Income Taxes

The following table presents our provision for (benefit from) income taxes for the years presented below (dollars in thousands):

		Change			Change
	2021	$	%	2020	$	%	2019
Provision for (benefit from) income taxes	$(20,515)	$(29,054)	(340)%	$8,539	$(8,073)	(49)%	$16,612
Effective tax rate	16.4%			15.8%			19.9%

2021 compared to 2020 – For the year ended December 31, 2021, we recorded a benefit from income taxes of $20.5 million representing an effective tax rate of 16.4%. A benefit was recorded in 2021 due to the pretax loss. In 2021, the effective tax rate was lower than the statutory tax rate due to stock-based compensation adjustments, a valuation allowance of $3.2 million recorded on net California state deferred tax assets, offset by research and development tax credits. The 2020 effective tax rate was lower than the statutory tax rate primarily due to stock-based compensation adjustments and research and development credits, offset by state tax and lobbying expenses.

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

The Medicare segment consists primarily of amounts earned from our sale of Medicare-related health insurance plans, including Medicare Advantage, Medicare Supplement and Medicare Part D prescription drug plans, fees for the performance of administrative services and to a lesser extent, amounts from our sale of ancillary products to our Medicare-eligible customers, including but not limited to, dental and vision plans, as well as amounts we are paid in connection with our Medicare plan advertising program that allows Medicare-related carriers to purchase advertising on a separate website developed, hosted and maintained by us or pursuant to which we perform other services such as marketing and our delivery and sale to third parties of Medicare-related health insurance leads generated by our ecommerce platforms and our marketing activities.

The Individual, Family and Small Business segment consists primarily of amounts earned from our sale of individual, family and small business health insurance plans and ancillary products sold to our non-Medicare-eligible customers, including but not limited to, dental, vision, and short-term health insurance. To a lesser extent, the Individual, Family and Small Business segment consists of amounts earned from our online sponsorship program that allows carriers to purchase advertising space in specific markets in a sponsorship area on our website, our licensing to third parties the use of our health insurance ecommerce technology, and our delivery and sale to third parties of individual and family health insurance leads generated by our ecommerce platforms and our marketing activities.

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

Segment profit (loss) is calculated as total revenue for the applicable segment less direct and allocated marketing and advertising, customer care and enrollment, technology and content and general and administrative operating expenses, excluding stock-based compensation expense, change in fair value of earnout liability, depreciation and amortization expense, restructuring and reorganization charges, and amortization of intangible assets.

Our operating segment revenue and profit are summarized as follows (in thousands):

		Change			Change
	2021	$	%	2020	$	%	2019
Revenue
Medicare	$471,217	$(45,545)	(9)%	$516,762	$69,801	16%	$446,961
Individual, Family and Small Business	66,982	970	1%	66,012	6,772	11%	59,240
Total revenue	$538,199	(44,575)	(8)%	$582,774	76,573	15%	$506,201
Segment profit
Medicare segment profit (loss) (1)	$(12,079)	(120,866)	(111)%	$108,787	(49,274)	(31)%	$158,061
Individual, Family and Small Business segment profit (1)	45,705	5,390	13%	40,315	15,954	65%	24,361
Total segment profit (loss)	33,626	(115,476)	(77)%	149,102	(33,320)	(18)%	182,422
Corporate	(56,325)	1,339	(2)%	(57,664)	(12,290)	27%	(45,374)
Stock-based compensation expense	(32,857)	(7,685)	31%	(25,172)	(2,602)	12%	(22,570)
Depreciation and amortization(2)	(18,331)	(6,881)	60%	(11,450)	(4,647)	68%	(6,803)
Restructuring and reorganization charges	(4,878)	(4,878)	*	—	—	—%	—
Amortization of intangible assets	(536)	957	(64)%	(1,493)	694	(32)%	(2,187)
Other income, net	755	89	13%	666	(1,424)	(68)%	2,090
Income (loss) before income taxes	$(124,890)	$(178,879)	(331)%	$53,989	$(29,510)	(35)%	$83,499
_______

*     Percentage calculated is not meaningful.
(1)    During the first quarter of 2021, we revised the calculation of segment profit by excluding amortization of capitalized software development costs to enhance comparability of our financial metrics with peer companies. The amortization of capitalized software was $12.9 million, $7.8 million and $3.8 million for the years ended December 31, 2021, 2020 and 2019, respectively.
(2)    Depreciation and amortization has been adjusted to include amortization of software development costs.

Segment Revenue

2021 compared to 2020 – Medicare segment revenue declined $45.5 million or 9% in 2021 compared to 2020, primarily attributable to a $28.5 million decrease in sponsorship and advertising revenue and a $17.1 million decrease in Medicare segment commission revenue. The decrease in Medicare segment commission revenue was primarily due to a decrease in commission revenue for Medicare Supplement plans of $24.3 million and Medicare Part D prescription drug plans of $5.5 million, partially offset by an increase of $18.9 million in Medicare Advantage plan commission revenue. The increase in Medicare Advantage plan commission revenue was driven by 3% growth in Medicare Advantage approved members and higher constrained LTVs. The decrease in commission revenue for Medicare Supplement and Medicare Part D prescription drug plans was attributable to a decline in enrollment volume and a negative net adjustment of $8.4 million for the year ended December 31, 2021, primarily due to lower LTVs.

Revenue from the Individual, Family and Small Business segment grew $1.0 million, or 1% in 2021 compared to 2020, primarily attributable to a $2.0 million increase in commission revenue. The increase in commission revenue from Individual, Family and Small Business segment was primarily due to an increase in commission revenue from members approved during the period of $3.1 million, partially offset by adjustment revenue of $3.0 million in 2021 compared to 2020. We recognized $30.2 million adjustment revenue in 2021 due to stronger retention rates for earlier period cohorts of certain products based on our latest LTV assessment.

2020 compared to 2019 – Medicare segment revenue grew $69.8 million or 16% in 2020 compared to 2019, primarily attributable to an increase in Medicare Advantage plan related commission revenue of $35.2 million and an increase in other revenue of $34.6 million. Excluding $42.3 million revenue resulting from a change in estimate recorded in the fourth quarter of 2019 regarding expected cash commission collections for Medicare Advantage plans since we began selling such products through the third quarter of 2019, Medicare segment revenue increased 28% in 2020 compared to 2019.The increase in Medicare Advantage commission revenue was driven by 39% growth in Medicare Advantage approved members. The overall growth of our Medicare business was a result of our investment and marketing efforts in this segment and the increases in approved application volume due to the open enrollment period in the first quarter and the COVID-19 related special enrollment period introduced in the second quarter. The increase in other revenue was driven by an increase in advertising revenue due to increases in size and number of advertising arrangements.

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

Segment Profit (Loss)

2021 compared to 2020 – Our Medicare segment loss was $12.1 million in 2021, a decrease of $120.9 million or 111%, compared to 2020. This was primarily due to a $75.3 million increase in operating expenses, excluding stock-based compensation expense, depreciation and amortization expenses, restructuring and reorganization charges, and amortization of intangible assets and by a $45.5 million decrease in revenue. The increase in operating expenses was mostly attributable to increases in marketing costs and customer care and enrollment costs as we continued to invest in telesales capacity, internal agent counts, agent productivity tools and incentives, customer engagement and retention initiatives, and enhancements to our technology platform. Our Medicare segment profit (loss) was negatively impacted by the underperformance of our internal agent force and certain of our marketing channels during the fourth quarter 2021 AEP.

Our Individual, Family and Small Business segment profit was $45.7 million in 2021, an increase of $5.4 million or 13% compared to 2020. The increase was primarily driven by a $4.4 million decrease in operating expenses, excluding stock-based compensation expense, change in earnout liability, depreciation and amortization expenses, restructuring and reorganization charges, and amortization of intangible assets, and a $1.0 million increase in revenue.

2020 compared to 2019 – Our Medicare segment profit was $102.0 million in 2020, a decrease of $53.3 million or 34%, compared to 2019. This was primarily due to a $123.1 million increase in operating expenses, excluding stock-based compensation expense, change in earnout liability, depreciation and amortization expenses, and amortization of intangible assets, partially offset by a $69.8 million increase in revenue. The increase in operating expenses was mostly attributable to increases in marketing costs and customer care and enrollment costs as we continued to invest in telesales capacity, internal agent counts, agent productivity tools and incentives, customer engagement and retention initiatives, and enhancements to our technology platform. Our Medicare segment profit was negatively impacted by the underperformance of our outsourced external agent force and certain of our marketing channels during the fourth quarter 2020 AEP. We also believe that some external factors, including the COVID-19 pandemic and, to a lesser extent, the prolonged election cycle, might have influenced consumer demand.

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

Liquidity and Capital Resources

Material Cash Requirements

Our material cash requirements include our operating leases and service and licensing obligations. See Note 10 – Leases in our Notes to Consolidated Financial Statements for the details of our operating lease obligations. We have entered into service and licensing agreements with third party vendors to provide various services, including network access, equipment maintenance and software licensing. The terms of these services and licensing agreements are generally up to three years. We record the related service and licensing expenses on a straight-line basis, although actual cash payment obligations under certain of these agreements fluctuate over the terms of the agreements.

Short-term obligations were $7.7 million for leases and $10.5 million for service and licensing as of December 31, 2021. Long-term obligations were $43.3 million for leases and $11.0 million for service and licensing. We expect to fund these obligations through our existing cash and cash equivalents and cash generated from operations.

Our future capital requirements will depend on many factors, including our enrollment volume, membership, retention rates, telesales conversion rates, and our level of investment in technology and content, marketing and advertising, customer care and enrollment, and other initiatives. In addition, our cash position could be impacted by the level of investments we make to pursue our strategy. To the extent that available funds are insufficient to fund our future activities or to execute our financial strategy, we may raise additional capital through bank debt, or public or private equity or debt financing to the extent such funding sources are available. Alternatively, we may decide to reduce expenses in order to manage liquidity. These reductions could adversely impact the growth of membership and revenue.

We believe our current cash and cash equivalents, along with the proceeds from the term loan we obtained on February 28, 2022, and expected cash collections will be sufficient to fund our operations for at least twelve months after the filing date of this Annual Report on Form 10-K.

Our cash, cash equivalents, and short-term marketable securities are summarized as follows (in thousands):

	December 31, 2021	December 31, 2020
Cash and cash equivalents	$81,926	$43,759
Short-term marketable securities	41,306	49,620
Total cash, cash equivalents, and short-term marketable securities	$123,232	$93,379

As of December 31, 2021 and 2020, our cash and cash equivalents totaled $81.9 million and $43.8 million, respectively. Cash equivalents, which are comprised of financial instruments with an original maturity of 90 days or less from the date of purchase, primarily consist of money market funds. The increase in cash and cash equivalents reflects $213.2 million of net cash provided by financing activities, partially offset by $12.6 million of net cash used in investing activities and $162.6 million of net cash used in operating activities.

Our cash flows are summarized as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Net cash used in operating activities	$(162,622)	$(107,860)	$(71,492)
Net cash used in investing activities	(12,631)	(73,283)	(16,944)
Net cash provided by financing activities	213,241	201,249	102,141

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

Year Ended December 31, 2021 – Net cash used in operating activities was $162.6 million during the year ended December 31, 2021, primarily driven by cash used from changes in net operating assets and liabilities of $136.3 million and by a net loss of $104.4 million, partly offset by adjustments for non-cash items of $78.0 million. Cash used from changes in net operating assets and liabilities during the year ended December 31, 2021 primarily consisted of an increase of $116.0 million in contract assets – commissions receivable, a decrease of $23.1 million in accounts payables, an increase of $7.9 million in prepaid expenses, and a decrease of $4.1 million in accrued compensation and benefits, partially offset by increases of $18.6 million in accrued marketing expenses. Adjustments for non-cash items primarily consisted of $32.9 million of stock-based compensation expense, $12.9 million of amortization of internally-developed software, and $0.5 million of amortization of intangible assets, partially offset by a $21.5 million decline in deferred income taxes.

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

Year Ended December 31, 2021 – Net cash used in investing activities of $12.6 million during 2021 mainly consisted of $103.1 million used to purchase marketable securities, $17.0 million of capitalized internal-use software and website development costs, and $3.9 million used to purchase property and equipment and other assets, partially offset by $111.3 million of proceeds from redemption and maturities of marketable securities.

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

Financing Activities

Year Ended December 31, 2021 – Net cash provided by financing activities of $213.2 million during 2021 was primarily attributable to $214.0 million proceeds from issuance of preferred stock, net of issuance costs and $8.7 million of net proceeds from exercise of common stock options, partially offset by $9.3 million cash used for share repurchases to satisfy employee tax withholding obligations.

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

See Note 5 – Equity and Note 6 – Convertible Preferred Stock in our Notes to Consolidated Financial Statements for information regarding our equity offering in 2020 and our preferred stock transaction in 2021, respectively. We also had $3.2 million and $3.4 million in restricted cash as of December 31, 2021 and December 31, 2020, respectively.

As of December 31, 2021 and 2020, we had 1.3 million and 1.2 million shares held in treasury stock, respectively, that were shares repurchased to satisfy tax withholding obligations. As of December 31, 2021 and 2020, we had a total of 12.0 million and 11.8 million shares held in treasury stock, respectively, including 10.7 million shares previously repurchased.

Common Stock Issuance

In January 2019, we entered into an underwriting agreement to issue and sell a total of 2,760,000 shares of our common stock in a public offering, which total included the exercise in full of the underwriters’ option to purchase 360,000 additional shares of common stock, at a price to the public of $48.50 per share, for total net proceeds of $126.2 million, after deducting underwriting discounts, commissions and offering expenses.

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

Convertible Preferred Stock

On April 30, 2021 (the "Closing Date"), we issued and sold 2,250,000 shares of our newly designated Series A preferred stock at an aggregate purchase price of $225.0 million to H.I.G., at a price of $100 (the “Stated Value” per share of Series A preferred stock) per share (the "Private Placement"). We received $214.0 million net proceeds from the Private Placement with H.I.G., net of sales commissions and certain transaction fees.

Dividends on our outstanding shares of Series A preferred stock accrue daily at 8% per annum on the Stated Value per share and compound semiannually, payable in kind until April 30, 2023, which is the second anniversary of the Closing Date on June 30 and December 31 of each year, beginning on June 30, 2021, and will thereafter 6% payable in kind and 2% payable in cash in arrears on June 30 and December 31 of each year, beginning on June 30, 2023 (each, a “Cash Dividend Payment Date”). Dividends payable in kind will be cumulative. The Series A preferred stock also participates, on an as-converted basis (without regard to conversion limitations) in all dividends paid to the holders of our common stock. If we fail to declare and pay full cash dividend payments as required by the certificate of designations for the Series A preferred stock for two consecutive Cash Dividend Payment Dates, the cash dividend rate then in effect shall increase one time by 2%, retroactive to the first day of the semiannual period immediately preceding the first Cash Dividend Payment Date at which we failed to pay such accrued cash dividends, until such failure to pay full cash dividends is cured (at which time the dividend rate shall return to the rate prior to such increase). The dividend rights of the Series A preferred stock are senior to all of our other equity securities.

Beginning on April 30, 2027, which is the sixth anniversary of the Closing Date, each holder of Series A preferred stock will have the right to require us to redeem all or any portion of the Series A preferred stock for cash at a price calculated as set forth in the certificate of designations. In addition, upon certain change of control events, holders of Series A preferred stock can require us, subject to certain exceptions, to repurchase any or all of their Series A preferred stock. See Note 6 – Convertible Preferred Stock of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for more information.

Term Loan Credit Agreement

We entered into the Term Loan Credit Agreement with Blue Torch Finance LLC, as administrative agent and collateral agent, and the other lenders party thereto in February 2022. The Term Loan Credit Agreement provides for a $70.0 million secured term loan credit facility, which term loans were made available to us on February 28, 2022. We terminated our credit agreement with Royal Bank of Canada ("RBC"), pursuant to which we had an up to $75 million revolving credit facility in connection with our receiving the loan under the Term Loan Credit Agreement. See Note 12 – Debt in our Notes to Consolidated Financial Statements regarding our credit agreement with RBC.

The proceeds of the loans under the Term Loan Credit Agreement may be used for working capital and general corporate purposes, to refinance our credit agreement with Royal Bank of Canada and to pay fees and expenses in connection with the entry into the Term Loan Credit Agreement. The term loan bears interest, at our option, at either a rate based on the London Interbank Offered Rate ("LIBOR") for the applicable interest period or a base rate, in each case plus a margin. The base rate is the highest of the prime rate, the federal funds rate plus 0.50% and one month adjusted LIBOR plus 1.0%. The margin is 7.50% for LIBOR loans and 6.50% for base rate loans and the Term Loan Credit Agreement includes customary "fallback" provisions with respect to potential transition from the LIBOR. The outstanding obligations under the Term Loan Credit Agreement are payable in full on the maturity date. The Term Loan Credit Agreement matures in February of 2025. We have the right to prepay the loans under the Term Loan Credit Agreement in whole or in part at any time, subject, in the case of certain mandatory prepayments or any voluntary prepayment of the loans under the Term Loan Credit Agreement after February 28, 2023, to an exit fee. Our obligations under the Term Loan Credit Agreement are guaranteed by certain of our material domestic subsidiaries and substantially all of our assets and the assets of such guarantors, in each case, subject to customary exclusions. We are obligated to pay administration fees in connection with the Term Loan Credit Agreement.

Acquisition

On January 22, 2018, we completed our acquisition of Wealth, Health and Life Advisors, LLC, more commonly known as GoMedigap, a technology-enabled provider of Medicare Supplement enrollment services. The acquisition price paid at closing of the transaction consisted of cash of $15.0 million, less $0.1 million cash acquired, and approximately 294,637 shares of our common stock. In addition, we were obligated to pay an additional $20.0 million in cash and 589,275 shares of our common stock, subject to the terms of the acquisition agreement and upon final determination of the achievement of certain milestones in 2018 and 2019. The first and second earnout liability payments were made in February 2019 and January 2020, respectively. See Note 4 – Fair Value Measurements of our Notes to Consolidated Financial Statements for the discussion on the milestone payments.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles, or U.S. GAAP, requires us to make judgments, assumptions, and estimates that affect the amounts reported in the consolidated financial statements and the accompanying notes. These estimates and assumptions are based on current facts, historical experience, and various other factors that we believe are reasonable under the circumstances to determine reported amounts of assets, liabilities, revenue and expenses that are not readily apparent from other sources. To the extent there are material differences between our estimates and the actual results, our future consolidated results of comprehensive income (loss) may be affected.

Among our significant accounting policies, which are described in Note 1 – Summary of Business and Significant Accounting Policies in our Notes to Consolidated Financial Statements, the following accounting policies and specific estimates involve a greater degree of judgments and complexity:

•Revenue recognition and contract assets - commission receivable;
•Stock-based compensation; and
•Accounting for income taxes.

During the year ended December 31, 2021, there were no significant changes to our critical accounting policies and estimates.

Revenue Recognition and Contract Assets - Commission Receivable

Commission Revenue – Our commission revenue results from approval of an application from health insurance carriers, which we define as our customers under ASC 606. Our commission revenue is primarily comprised of commissions from health insurance carriers which is computed using the estimated constrained lifetime values as the “constrained LTVs” of commission payments that we expect to receive. Our commissions include regular payments with respect to administrative services we perform. Our Medicare Supplement plan commissions include certain bonus payments, which are generally based on our attaining predetermined target sales levels or other objectives, as determined by the health insurance carriers.

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

Other Revenue – Sponsorship, Advertising and Other Services – Our sponsorship and advertising program allows carriers to purchase non-Medicare advertising space in specific markets in a sponsorship area on our website. In return, we are typically paid a fee, which is recognized over the period that advertising is displayed, and often a performance fee based on metrics such as submitted health insurance applications, which is recognized when control has been transferred. We also offer Medicare plan related advertising and other services, which include website development, hosting and maintenance. In these instances, we are typically paid a fixed, up-front fee, which we recognize as revenue as the service is rendered ratably over the service period.

Stock-Based Compensation

We recognize stock-based compensation expense in the accompanying Consolidated Statements of Comprehensive Income (Loss) based on the fair value of our stock-based awards over their respective vesting periods, which is generally four years. The estimated attainment of performance-based awards and related expense is based on the expectations of revenue and earnings target achievement. The estimated fair value of performance awards with market conditions is determined using the Monte-Carlo simulation model. The assumptions used in calculating the fair value of stock-based payment awards and expected attainment of performance-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. We will continue to use judgment in evaluating the expected term and volatility related to our own stock-based awards on a prospective basis, and incorporating these factors into the model. Changes in key assumptions could significantly impact the valuation of such instruments. The estimated grant date fair value of our stock options is determined using the Black-Scholes-Merton pricing model and a single option award approach. The weighted-average expected term for stock options granted is calculated using historical option exercise behavior. The dividend yield is determined by dividing the expected per share dividend during the coming year by the grant date stock price. Through December 31, 2021, we had not declared or paid any cash dividends to common stockholders, and we do not expect to pay any in the foreseeable future. We base the risk-free interest rate on the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term of our stock options. Expected volatility is determined using a combination of the implied volatility of publicly traded options in our stock and historical volatility of our stock price.

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

Our cash, cash equivalents, short-term marketable securities, and restricted cash are summarized as follows (in thousands):

	December 31, 2021	December 31, 2020
Cash and cash equivalents (1) (2)	$81,926	$43,759
Short-term marketable securities(2)	41,306	49,620
Restricted cash	3,239	3,354
Total cash, cash equivalents, short-term marketable securities, and restricted cash	$126,471	$96,733
_______

(1)We deposit our cash and cash equivalents in accounts with major banks and financial institutions and such deposits are in excess of federally insured limits. We also have deposits with a major bank in China that are denominated in both U.S. dollars and Chinese Yuan Renminbi and are not insured by the U.S. federal government.

(2)See Note 4 – Fair Value Measurements in our Notes to Consolidated Financial Statements for more information on our cash and cash equivalents and marketable securities.

Our portfolio of available-for-sale debt securities is exposed to credit and interest rate risk. As of December 31, 2021, we invested $41.3 million in marketable securities primarily consisting of commercial paper and agency bonds with credit rating of AA+ or equivalent by S&P Rating and Moody's Investor Services. The maturity of these securities were below two years. See Note 4 – Fair Value Measurements in our Notes to Consolidated Financial Statements for further discussion on our available-for-sale debt securities.

As of December 31, 2021, our net contract assets consisted of commissions receivable balance of $908.3 million. Our contracts with carriers expose us to credit risk that a financial loss could be incurred if the counterparty does not fulfill its financial obligation. While we are exposed to credit losses due to the non-performance of our counterparties, we consider the risk of this remote. We estimate our maximum credit risk in determining the commissions receivable amount recorded on the balance sheet. Upon the adoption of ASC 326, we recorded $1.5 million of allowance for credit losses for our commissions receivable balance as of January 1, 2020. During the years ended December 31, 2021 and 2020, we recorded additional allowances for credit losses $0.2 million and $0.5 million. respectively. See Note 1 – Summary of Business and Significant Accounting Policies in our Notes to Consolidated Financial

Statements for additional information regarding the accounting standard adoption.

Our total contract assets and accounts receivable as of December 31, 2021 and December 31, 2020 are summarized as follows (in thousands):

	December 31, 2021	December 31, 2020
Contract assets – commissions receivable – current	$254,821	$219,153
Contract assets – commissions receivable – non-current	653,441	573,252
Accounts receivable	5,750	1,799
Total contract assets and accounts receivable	$914,012	$794,204

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of eHealth, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of eHealth, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2022 expressed an unqualified opinion thereon.

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
The Company recognized commission revenue of approximately $493.1 million in 2021 and related commissions receivable were approximately $908.3 million at December 31, 2021. As described in Notes 1 and 2 to its consolidated financial statements, the Company’s commission revenue is recognized as the amount of the total estimated lifetime value of the commissions expected to be received when a member obtains a plan through the Company and is approved by the carrier (“LTV”).
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
Redwood City, California
March 1, 2022

EHEALTH, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	December 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$81,926	$43,759
Short-term marketable securities	41,306	49,620
Accounts receivable	5,750	1,799
Contract assets – commissions receivable – current	254,821	219,153
Prepaid expenses and other current assets	23,784	16,661
Total current assets	407,587	330,992
Contract assets – commissions receivable – non-current	653,441	573,252
Property and equipment, net	12,105	14,609
Operating lease right-of-use assets	37,373	42,558
Restricted cash	3,239	3,354
Other assets	33,624	26,455
Intangible assets, net	1,923	8,569
Goodwill	—	40,233
Total assets	$1,149,292	$1,040,022
Liabilities, convertible preferred stock, and stockholders’ equity
Current liabilities:
Accounts payable	$13,750	$36,921
Accrued compensation and benefits	16,458	20,542
Accrued marketing expenses	36,384	17,788
Lease liabilities – current	5,543	5,192
Other current liabilities	3,330	3,965
Total current liabilities	75,465	84,408
Deferred income taxes – non-current	50,796	72,317
Lease liabilities – non-current	35,826	41,369
Other non-current liabilities	5,094	4,370
Total liabilities	167,181	202,464
Commitments and contingencies
Convertible preferred stock, par value $0.001 per share; 2,250 issued and outstanding as of December 31, 2021; none issued and outstanding as of December 31, 2020	232,592	—
Stockholders’ equity:
Preferred stock, par value $0.001 per share, other than convertible preferred stock; 7,750 authorized; none issued and outstanding	—	—
Common stock, par value $0.001 per share; 100,000 authorized; 38,704 and 37,755 issued as of December 31, 2021 and 2020, respectively; 26,688 and 25,924 outstanding as of December 31, 2021 and 2020, respectively	39	38
Additional paid-in capital	755,875	721,013
Treasury stock, at cost: 12,016 and 11,831 shares as of December 31, 2021 and 2020, respectively	(199,998)	(199,998)
Retained earnings	193,213	316,155
Accumulated other comprehensive income	390	350
Total stockholders’ equity	749,519	837,558
Total liabilities, convertible preferred stock, and stockholders’ equity	$1,149,292	$1,040,022

The accompanying notes are an integral part of these consolidated financial statements.

EHEALTH, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share amounts)

	Year Ended December 31,
	2021	2020	2019
Revenue
Commission	$493,119	$508,189	$466,676
Other	45,080	74,585	39,525
Total revenue	538,199	582,774	506,201
Operating costs and expenses
Cost of revenue	1,992	4,083	2,738
Marketing and advertising	271,300	209,340	150,249
Customer care and enrollment	179,295	172,895	134,304
Technology and content	83,800	65,188	47,085
General and administrative	75,699	76,452	64,150
Amortization of intangible assets	536	1,493	2,187
Change in fair value of earnout liability	—	—	24,079
Restructuring and reorganization charges	4,878	—	—
Impairment charges	46,344	—	—
Total operating costs and expenses	663,844	529,451	424,792
Income (loss) from operations	(125,645)	53,323	81,409
Other income, net	755	666	2,090
Income (loss) before income taxes	(124,890)	53,989	83,499
Provision for (benefit from) income taxes	(20,515)	8,539	16,612
Net income (loss)	$(104,375)	$45,450	$66,887
Paid-in-kind dividends for preferred stock	(12,206)	—	—
Change in preferred stock redemption value	(6,361)	—	—
Net income (loss) per share attributable to common stockholders:	$(122,942)	$45,450	$66,887
Net income (loss) per share attributable to common stockholders:
Basic	$(4.59)	$1.75	$2.90
Diluted	$(4.59)	$1.68	$2.73
Weighted-average number of shares used in per share amounts:
Basic	26,781	26,025	23,075
Diluted	26,781	27,014	24,539
Comprehensive income (loss):
Net income (loss)	$(104,375)	$45,450	$66,887
Unrealized holding gain for available for sale debt securities, net of tax	(49)	28	—
Foreign currency translation adjustment	89	206	(11)
Comprehensive income (loss)	$(104,335)	$45,684	$66,876

The accompanying notes are an integral part of these consolidated financial statements.

EHEALTH, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance as of December 31, 2018	30,863	31	298,024	11,426	(199,998)	204,965	127	303,149
Issuance of common stock in connection with equity incentive plans	834	1	5,534	—	—	—	—	5,535
Repurchase of shares to satisfy employee tax withholding obligations	—	—	(14,281)	190	—	—	—	(14,281)
Shares issued in equity offering	2,760	3	126,048	—	—	—	—	126,051
Settlement of earnout liability	295	—	17,264	—	—	—	—	17,264
Stock-based compensation expense	—	—	22,570	—	—	—	—	22,570
Other comprehensive loss, net of tax	—	—	—	—	—	—	(11)	(11)
Net income	—	—	—	—	—	66,887	—	66,887
Balance as of December 31, 2019	34,752	35	455,159	11,616	(199,998)	271,852	116	527,164
Cumulative effect from the adoption of ASU 2016-13	—	—	—	—	—	(1,147)	—	(1,147)
Issuance of common stock in connection with equity incentive plans	638	1	1,940	—	—	—	—	1,941
Repurchase of shares to satisfy employee tax withholding obligations	—	—	(19,808)	215	—	—	—	(19,808)
Shares issued in equity offering	2,070	2	228,022	—	—	—	—	228,024
Settlement of earnout liability	295	—	28,521	—	—	—	—	28,521
Stock-based compensation	—	—	27,179	—	—	—	—	27,179
Other comprehensive income, net of tax	—	—	—	—	—	—	234	234
Net Income	—	—	—	—	—	45,450	—	45,450
Balance as of December 31, 2020	37,755	38	721,013	11,831	(199,998)	316,155	$350	837,558
Issuance of common stock in connection with equity incentive plans	849	1	4,904	—	—	—	—	4,905
Repurchase of shares to satisfy employee tax withholding obligations	—	—	(9,333)	185	—	—	—	(9,333)
Paid-in-kind dividend and accretion related to convertible preferred stock	—	—	—	—	—	(18,567)	—	(18,567)
Issuance of common stock for employee stock purchase program	100	—	3,813	—	—	—	—	3,813
Stock-based compensation	—	—	35,478	—	—	—	—	35,478
Other comprehensive income, net of tax	—	—	—	—	—	—	40	40
Net loss	—	—	—	—	—	(104,375)	—	(104,375)
Balance as of December 31, 2021	38,704	$39	$755,875	12,016	$(199,998)	$193,213	$390	$749,519

The accompanying notes are an integral part of these consolidated financial statements.

EHEALTH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2021	2020	2019
Operating activities:
Net income (loss)	$(104,375)	$45,450	$66,887
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	5,430	3,694	2,983
Amortization of internally developed software	12,901	7,756	3,821
Amortization of intangible assets	536	1,493	2,187
Stock-based compensation expense	32,857	25,172	22,570
Deferred income taxes	(21,522)	8,817	16,197
Change in fair value of earnout liability	—	—	24,079
Impairment charges	46,344	—	—
Other non-cash items	1,466	1,091	(755)
Changes in operating assets and liabilities:
Accounts receivable	(3,952)	533	1,270
Contract assets – commissions receivable	(116,030)	(205,209)	(243,364)
Prepaid expenses and other assets	(7,945)	(6,180)	(466)
Accounts payable	(23,052)	12,294	19,694
Accrued compensation and benefits	(4,083)	(9,036)	8,814
Accrued marketing expenses	18,596	5,747	1,028
Deferred revenue	20	(2,262)	1,694
Accrued expenses and other liabilities	187	2,780	1,869
Net cash used in operating activities	(162,622)	(107,860)	(71,492)
Investing activities:
Capitalized internal-use software and website development costs	(16,992)	(16,005)	(10,231)
Purchases of property and equipment and other assets	(3,865)	(7,751)	(6,641)
Purchases of marketable securities	(103,058)	(180,505)	—
Proceeds from redemption and maturities of marketable securities	111,284	130,978	—
Payments for security deposits	—	—	(72)
Net cash used in investing activities	(12,631)	(73,283)	(16,944)
Financing activities:
Proceeds from issuance of preferred stock, net of issuance costs	214,025	—	—
Proceeds from issuance of common stock, net of issuance costs	—	228,024	126,051
Net proceeds from exercise of common stock options and employee stock purchases	8,699	1,941	5,535
Repurchase of shares to satisfy employee tax withholding obligations	(9,333)	(19,808)	(14,281)
Debt issuance costs	—	—	(517)
Repayment of debt	—	—	(5,000)
Acquisition-related contingent payments	—	(8,751)	(9,542)
Principal payments in connection with leases	(150)	(157)	(105)
Net cash provided by financing activities	213,241	201,249	102,141
Effect of exchange rate changes on cash, cash equivalents and restricted cash	64	187	26
Net increase in cash, cash equivalents and restricted cash	38,052	20,293	13,731
Cash, cash equivalents and restricted cash at beginning of period	47,113	26,820	13,089
Cash, cash equivalents and restricted cash at end of period	$85,165	$47,113	$26,820
Supplemental disclosure of cash flows
Cash paid for interest	$—	$—	$42
Cash refunds from income taxes, net	$103	$882	$741

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

Subsequent to the issuance of our consolidated financial statements for the year ended December 31, 2020, we identified certain errors, including a $3.0 million under-recognition of stock-based compensation expense and a $1.5 million over-recognition of licensing costs for the year ended December 31, 2020. We adjusted for these items in the first quarter of 2021 and the adjustments reduced our net loss by approximately $1.5 million, or $0.06 per basic and diluted share in our Condensed Consolidated Statement of Comprehensive Loss for the three months ended March 31, 2021. These items also reduced our net loss by approximately $1.5 million, or $0.05 per basic and diluted share, on our Consolidated Statement of Comprehensive Loss for the year ended December 31, 2021. We evaluated the effects of these out-of-period adjustments, both qualitatively and quantitatively, and concluded that the errors and the correction thereof were immaterial both individually and in the aggregate to the current reporting period and the periods in which they originated, including quarterly reporting.

Operating Segments – We report segment information based on how our chief executive officer, who is our chief operating decision maker (“CODM”), regularly reviews our operating results, allocates resources and makes decisions regarding our business operations. The performance measures of our segments include total revenue and profit (loss). Our business structure is comprised of two operating segments:

•Medicare; and
•Individual, Family and Small Business

The Medicare segment consists primarily of commissions earned from our sale of Medicare-related health insurance plans, including Medicare Advantage, Medicare Supplement and Medicare Part D prescription drug plans, and to a lesser extent, ancillary products sold to our Medicare-eligible customers, including but not limited to, dental and vision insurance, as well as our advertising program that allows Medicare-related carriers to purchase advertising on a separate website developed, hosted and maintained by us or pursuant to which we perform other services as marketing and our delivery and

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
sale to third parties of Medicare-related health insurance leads generated by our ecommerce platforms and our marketing activities.

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

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
_______

*Lesser of useful life or related lease term

See Note 3 – Supplemental Financial Statement Information of the Notes to Consolidated Financial Statements for additional information regarding our property and equipment.

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

Our goodwill is allocated among our two segments, (1) Medicare and (2) Individual, Family and Small Business. All of our goodwill resulting from our prior business combinations was allocated to the Medicare segment. Goodwill and intangible assets are considered non-financial assets and therefore, subsequent to their initial recognition are not revalued at fair value each reporting period unless an impairment charge is recognized.

For the years ended December 31, 2020 and 2019, there was no goodwill impairment identified, and therefore, there were no changes in carrying value of goodwill in the accompanying Consolidated Statements of Comprehensive Income.

We performed a goodwill impairment assessment as of December 31, 2021, which included both qualitative and quantitative assessments. Our assessment included a comparison of carrying value to an estimated fair value using a market approach based on our market capitalization. Based on this assessment, we concluded the fair value of our Medicare segment was below the carrying value primarily due to the recent change in our market valuation and financial performance and recorded a $40.2 million

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
impairment of our goodwill. The change in the carrying amount of goodwill is summarized as follows (in thousands):

Balance as of December 31, 2020	$40,233
Impairment charges	(40,233)
Balance as of December 31, 2021	$—

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate a potential reduction in their fair values below their respective carrying amounts. Intangible assets with finite useful lives, which include purchased technology, pharmacy and customer relationships, trade names, and certain trademarks, are amortized over their estimated useful lives.

We must make subjective judgments in determining the independent cash flows that can be related to specific asset groupings. In addition, we must make subjective judgments regarding the remaining useful lives of assets with finite useful lives. When we determine that the useful life of an asset is shorter than we had originally estimated, we accelerate the rate of amortization over the assets’ new, remaining useful life. We evaluated the remaining useful lives of our intangible assets with finite lives and determined no material adjustments to the remaining lives were required. See Note 3 – Supplemental Financial Statement Information of the Notes to Consolidated Financial Statements for additional information regarding our intangible assets.

Other Long-Lived Assets – We evaluate other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value.

Revenue Recognition – Our commission revenue consists of commission payments from health insurance carriers whose health insurance policies are purchased through our ecommerce platforms or telephonically via our customer care center, regular payments with respect to administrative services, and bonus payments, which are generally based on our attaining predetermined target sales levels or other objectives, as determined by the health insurance carriers. In addition, we also generate revenue from non-commission sources, which include, among other things, online sponsorship, advertising, lead referrals, and technology licensing.

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

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Commission Revenue — Our commission revenue results from approval of an application from health insurance carriers, which we define as our customers under ASC 606. Our commission revenue is primarily comprised of commissions from health insurance carriers which is computed using the estimated constrained lifetime value of commission payments that we expect to receive. Included in commissions are regular administrative payments we receive with respect to administrative services. We estimate commission revenue for each insurance product by using a portfolio approach to a group of approved members by plan type and the effective month of the relevant plan, which we refer to as “cohorts”. We recognize revenue for plans approved during the period by applying the latest estimated constrained lifetime value (“LTV”) for that product. We recognize adjustment revenue for plans approved in prior periods when changes in assumptions for constrained LTV calculations are made and when there is sufficient evidence demonstrating a trend that is different from the estimated constrained LTV at the time of approval resulting in a change in estimate to expected cash collections. Net adjustment revenue consists of increases in revenue for certain prior period cohorts as well as reductions in revenue for certain prior period cohorts. We recognize positive adjustments to revenue to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. We assess the risk of significant revenue reversal based on statistical and qualitative analysis given historical information and current market conditions.

Our commission revenue for each product line is based on a number of assumptions, which include, but are not limited to, estimating conversion of an approved member to a paying member, forecasting average plan duration and forecasting the commission amounts likely to be received per member. These assumptions are based on our analysis of historical trends for the different cohorts and incorporate management’s judgment in interpreting those trends and applying the constraints discussed below. For our Medicare commission revenue, which represented 86%, 86% and 87% of our total commission revenue for the years ended December 31, 2021, 2020 and 2019, respectively, the estimated average plan duration, which is the average length of time paying members are active on their plans, used to calculate Medicare health insurance plan LTVs historically has been approximately 3 years for Medicare Advantage plans, and approximately 4 to 5 years for both Medicare Supplement and Medicare Part D prescription drug plans. While the average plan duration has been approximately 3 years for Medicare Advantage plans, certain members may have a duration of up to approximately 14 years. The estimated average plan duration used to calculate the LTV for major medical individual and family health insurance plans historically has been approximately 1.5 to 2 years. For short term health insurance plan LTVs, the estimated average plan duration historically has been less than six months. For all other ancillary health insurance plan LTVs, the estimated average plan duration has historically varied from 1 to 5 years.

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

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

For both Medicare Advantage and Medicare Part D prescription drug plans, we receive a fixed, annual commission payment from insurance carriers once the plan is approved by the carrier and either a fixed, monthly, or annual commission payment beginning with and subsequent to the second plan year. In the first plan year of a Medicare Advantage and Medicare Part D prescription drug plan, after the health insurance carrier approves the application but during the effective year of the plan, we are paid a fixed commission that is prorated for the number of months remaining in the calendar year. Additionally, if the plan is the first Medicare Advantage or Medicare Part D prescription drug plan issued to the member, we may receive a higher commission rate that covers a full 12-month period, regardless of the month the plan was effective. We earn commission revenue for Medicare Advantage and Medicare Part D prescription drug plans for which we are the broker of record, typically until either the policy is cancelled or we otherwise do not remain the agent on the policy.

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

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Other Revenue – Our non-Medicare plan related sponsorship and advertising program allows carriers to purchase advertising space in specific markets in a sponsorship area on our website. In return, we are typically paid a fee, which is recognized over the period that advertising is displayed, and often a performance fee based on metrics such as submitted health insurance applications, which is recognized when the service has been performed. We also offer Medicare advertising and other services, which include, among other things, marketing and website development, hosting and maintenance. In these instances, we are typically paid a fixed, up-front fee, which we recognize as revenue ratably over the service period as service is performed.

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

Marketing and Advertising Expenses – Marketing and advertising expenses consist primarily of member acquisition expenses associated with our direct, marketing partner and online advertising member acquisition channels, in addition to compensation and other expenses related to marketing, business development, partner management, public relations and carrier relations personnel who support our offerings. We recognize direct marketing expenses in our direct member acquisition channel in the period in which they are incurred. We recognize online marketing expenses associated with search advertising in the period in which the consumer clicks on the advertisement. Advertising costs incurred in the years ended December 31, 2021, 2020 and 2019 totaled $240.4 million, $178.9 million, and $122.6 million, respectively.

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Research and Development Expenses – Research and development expenses consist primarily of compensation and related expenses incurred for employees on our engineering and technical teams, which are expensed as incurred. Research and development costs, which totaled $10.4 million, $9.1 million and $8.1 million for the years ended December 31, 2021, 2020 and 2019, respectively, are included in technology and content expense in the accompanying Consolidated Statements of Comprehensive Income (Loss).

Internal-Use Software and Website Development Costs – We capitalize costs of materials, consultants and compensation and benefits costs of employees who devote time to the development of internal-use software during the application development stage. The amortization of these assets are recorded in technology and content. Our judgment is required in determining the point at which various projects enter the phases at which costs may be capitalized, in assessing the ongoing value of the capitalized costs and in determining the estimated useful lives over which the costs are amortized, which is generally 3 years. For the years ended December 31, 2021, 2020 and 2019, we capitalized internal-use software and website development costs of $19.6 million, $18.0 million and $10.2 million respectively, and recorded amortization expense of $12.9 million, $7.8 million, and $3.8 million respectively. Capitalized internal-use software and website development costs are included in Other Assets on our Consolidated Balance Sheets and were $31.3 million and $24.6 million as of December 31, 2021 and 2020, respectively. See Note 5 - Equity of the Notes to Consolidated Financial Statements for the amount of stock-based compensation capitalized for internal-use software.

Stock-Based Compensation – We recognize stock-based compensation expense in the accompanying Consolidated Statements of Comprehensive Income (Loss) based on the fair value of our stock-based awards over their respective vesting periods, which is generally 4 years. The estimated attainment of performance-based awards and related expense is based on the expectations of revenue and earnings target achievement. The estimated fair value of performance awards with market conditions is determined using the Monte-Carlo simulation model. The assumptions used in calculating the fair value of stock-based payment awards and expected attainment of performance-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. We will continue to use judgment in evaluating the expected term and volatility related to our own stock-based awards on a prospective basis, and incorporating these factors into the model. Changes in key assumptions could significantly impact the valuation of such instruments. The estimated grant date fair value of our stock options is determined using the Black-Scholes pricing model and a single option award approach. The weighted-average expected term for stock options granted is calculated using historical option exercise behavior. The dividend yield is determined by dividing the expected per share dividend during the coming year by the grant date stock price. Through December 31, 2021, we had not declared or paid any cash dividends to common stockholders. We base the risk-free interest rate on the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term of our stock options. Expected volatility is determined using a combination of the implied volatility of publicly traded options in our stock and historical volatility of our stock price.

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
401(k) Plan – Our board of directors adopted a defined contribution retirement plan ("401(k) Plan") in 1998, which qualifies under Section 401(k) of the Internal Revenue Code of 1986. Participation in the 401(k) Plan is available to substantially all employees in the United States. Employees can contribute up to 25% of their salary, up to the federal maximum allowable limit, on a before-tax basis to the 401(k) Plan. Employee contributions are fully vested when contributed. Our contributions to the 401(k) Plan are discretionary and are expensed when incurred. We also match employee contributions to our 401(k) Plan at 100% of an employee’s contribution each pay period, up to a maximum of 3% of the employee’s salary during such pay period for the years ended December 31, 2021 and 2020, compared to 25% contribution match, with maximum of 3% for the year ended December 31, 2019, respectively. Our matching contributions are expensed as incurred and vest one-third for each of the first three years of the recipient’s service. The recipient is fully vested in all 401(k) Plan matching contributions after three years of service. We recognized expense of $4.2 million, $3.5 million and $2.3 million for the years ended December 31, 2021, 2020 and 2019, respectively, related to 401(k) matching contributions.

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

The majority of our individual and family health insurance plans are sold in the fourth quarter during the annual open enrollment period as defined under the federal Patient Protection and Affordable Care Act and related amendments in the Health Care and Education Reconciliation Act. In states where the Federally Facilitated market place operates as the state health insurance exchanges, individuals and families generally are not able to purchase individual and family health insurance outside of the annual enrollment period, unless they qualify for a special enrollment period as a result of certain qualifying events, such as losing employer-sponsored health insurance or moving to another state. Extended open enrollment or special enrollment periods may change the seasonality of our individual and family health insurance business. For example, the COVID-related special enrollment period which ended on August 15, 2021 has caused increased commission revenue from the sale of individual and family health insurance plans outside of the open enrollment period.

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Recently Adopted Accounting Pronouncements

Codification Improvements – In October 2020, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2020-10, Codification Improvements. ASU 2020-10 is intended to facilitate codification updates for technical corrections, such as conforming amendments, clarifications to guidance, simplifications to wording or structure of guidance, and other minor improvements. It contains amendments that improve the consistency of the codification by including all disclosure guidance in the appropriate disclosure section and other updates that vary in nature. We adopted this guidance in the first quarter of 2021 with no material impact on our condensed consolidated financial statements and disclosures.

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

Financial Instruments – Credit Losses (Topic 326) – In June 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments – Credit Losses (Topic 326), that requires companies to present certain financial assets net of the amount expected to be collected. The guidance requires the measurement of expected credit losses to be based on relevant information from past events, including historical experiences, current conditions and reasonable and supportable forecasts that affect collectability. Contract assets – commissions receivable were our only financial assets that were materially impacted by this guidance.

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
_______

*Adjustment to Other assets is due to the increase in deferred tax assets resulting from the adoption of ASU 2016-13.

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 2 – Revenue

Disaggregation of Revenue – The table below depicts the disaggregation of revenue by product and is consistent with how we evaluate our financial performance (in thousands):

	Year Ended December 31,
	2021	2020	2019
Medicare
Medicare Advantage	$393,868	$374,981	$339,810
Medicare Supplement	24,272	48,526	40,345
Medicare Part D	7,361	12,909	26,824
Total Medicare	425,501	436,416	406,979
Individual and Family (1)
Non-Qualified Health Plans	23,579	20,813	17,559
Qualified Health Plans	9,295	5,856	6,866
Total Individual and Family	32,874	26,669	24,425
Ancillary
Short-term	6,112	9,494	10,524
Dental	10,216	9,354	5,238
Vision	2,250	3,896	2,002
Other	2,776	4,392	3,985
Total Ancillary	21,354	27,136	21,749
Small Business	10,720	9,568	9,922
Commission Bonus and Other	2,670	8,400	3,601
Total Commission Revenue	493,119	508,189	466,676
Other Revenue
Sponsorship and Advertising Revenue	40,560	68,383	35,375
Other	4,520	6,202	4,150
Total Other Revenue	45,080	74,585	39,525
Total Revenue	$538,199	$582,774	$506,201
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

Commission revenue by segment is presented in the table below (in thousands):

	Years Ended December 31,
	2021	2020	2019
Medicare
Commission Revenue from Members Approved During the Period	$437,738	$440,722	$355,916
Net Commission Revenue from Members Approved in Prior Periods (1)	(8,414)	5,665	55,292
Total Medicare Segment Commission Revenue	$429,324	$446,387	$411,208
Individual, Family and Small Business
Commission Revenue from Members Approved During the Period	$25,078	$21,971	$22,614
Commission Revenue from Renewals of Small Business Members during the Period(3)	8,564	6,727	6,851
Net Commission Revenue from Members Approved in Prior Periods (1)	30,153	33,104	26,003
Total Individual, Family and Small Business Segment Commission Revenue	$63,795	$61,802	$55,468

Total Commission Revenue from Members Approved During the Period (1)	$462,816	$462,693	$378,530
Commission Revenue from Renewals of Small Business Members During the Period (2)	8,564	6,727	6,851
Total Net Commission Revenue from Members Approved in Prior Periods (1)(3)	21,739	38,769	81,295
Total Commission Revenue	$493,119	$508,189	$466,676
_______

(1)     These amounts reflect our revised estimates of cash collections for certain members approved prior to the relevant reporting period that are recognized as adjustments to revenue within the relevant reporting period. The net adjustment revenue includes both increases in revenue for certain prior period cohorts as well as reductions in revenue for certain prior period cohorts.
(2)    Commission revenue from renewals of small business members during the period was previously included in net commission revenue from members approved in prior periods. However, beginning in the first quarter of 2021, we enhanced our reporting by separately disclosing commission revenue from renewals of small business members during the period in a separate line item.
(3)     The impact of total net commission revenue from members approved in prior periods was $0.81, $1.49 and $3.52 per basic share, respectively, or $0.81, $1.44 and $3.31 per diluted share, respectively, for the years ended December 31, 2021, 2020 and 2019, respectively. The total reductions to revenue from members approved in prior periods were $28.8 million, $17.3 million and $3.1 million for the years ended December 31, 2021, 2020 and 2019, respectively. These reductions to revenue primarily related to the Medicare segment.

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Enhancement to LTV Estimation Model and Impacts Related to COVID-19

During the fourth quarter of 2019, we enhanced our Medicare Advantage LTV estimation model to increase the accuracy of LTV estimates with an emphasis on improving member attrition forecasting by utilizing statistical tools. For the Medicare segment, we recognized adjustment revenue of $55.3 million for the year ended December 31, 2019, of which $50.8 million was recognized for Medicare Advantage plans during the fourth quarter of 2019 due to enhancements made to the Medicare Advantage LTV estimation model. For the Individual, Family and Small Business segment, we recognized net adjustment revenue of $26.0 million for the year ended December 31, 2019, in response to observing longer plan duration than initially anticipated at the time of enrollment for these plans.

During 2020, we expanded the enhanced statistical models to our remaining insurance products. Despite the impact of COVID-19 in 2020 and uncertainties regarding the Presidential election and the U.S. economy, we continued to observe stronger member retention rates in our LTV assessments for the majority of the earlier period cohorts of certain products in our Individual, Family and Small Business segment. Based on our evaluation of the updated LTV models and retention trends, we recognized a $33.1 million net adjustment for the Individual, Family and Small Business segment and a net adjustment of $5.7 million related to our Medicare segment for the year ended December 31, 2020.

During 2021, despite the extension of the COVID-related special enrollment period through August 15, 2021 and an increase in subsidies to certain individuals who purchase qualified health plans, we continued to observe stronger member retention rates in our LTV assessments for the majority of the earlier period cohorts of certain products in our Individual, Family and Small Business segment. We recognized $30.2 million of net adjustment revenue for the Individual, Family and Small Business segment for the year ended December 31, 2021. In addition, we evaluated various market factors related to our Medicare segment and recorded a negative net adjustment of $8.4 million for the year ended December 31, 2021, primarily due to decline in LTV of Medicare Supplement and Medicare Part D prescription drug plans. We will continue to monitor our member retention rates as compared to our forecasts and other market factors and evaluate whether any addition or reduction of adjustment revenue shall be recorded as we continue to assess our LTV models in future periods.

Note 3 – Supplemental Financial Statement Information

Cash, Cash Equivalents, and Restricted Cash

Our cash, cash equivalent, and restricted cash balances are summarized as follows (in thousands):

	December 31, 2021	December 31, 2020
Cash	$33,253	$39,552
Cash equivalents	48,673	4,207
Cash and cash equivalents	$81,926	$43,759
Restricted cash	3,239	3,354
Total cash, cash equivalents and restricted cash	$85,165	$47,113

As of December 31, 2021 and 2020, we had $3.2 million and $3.4 million, respectively, of restricted cash which was classified as a non-current asset on our Consolidated Balance Sheets. This amount collateralizes letters of credit related to certain lease commitments.

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Contract Assets and Accounts Receivable

We do not require collateral or other security for our contract assets and accounts receivable. We believe the potential for collection issues with any of our customers was minimal as of December 31, 2021.

Our contract assets and accounts receivable consisted of the following for the periods presented below (in thousands):

	December 31, 2021	December 31, 2020
Contract assets – commissions receivable – current	$254,821	$219,153
Contract assets – commissions receivable – non-current	653,441	573,252
Accounts receivable	5,750	1,799
Total contract assets and accounts receivable	$914,012	$794,204

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

Subsequent to the adoption of ASC 326, we considered the impact of recent events and global economic conditions when evaluating the appropriate adjustments to our allowance for credit losses as of December 31, 2021. Determining the extent of these adjustments in the year ended December 31, 2020 was especially challenging because we do not have any historical loss information for a period of similar economic decline. We considered the current and expected future economic and market conditions surrounding the COVID-19 pandemic. There were no allowance for doubtful accounts or credit losses for the year ended December 31, 2019.

The changes in the allowance for credit losses for the year ended December 31, 2021 are summarized as follows (in thousands):

December 31, 2021
Beginning balance	$2,026
Net current period provision for expected credit losses	172
Ending balance	$2,198

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Our contract assets – commission receivable activities, net of credit loss allowances are summarized as follows (in thousands):

	Year Ended December 31, 2021
	Medicare Segment	IFP/SMB Segment	Total
Beginning balance	$739,637	$52,768	$792,405
Commission revenue from members approved during the period	437,738	25,078	462,816
Commission revenue from renewals of small business members during the period (1)	—	8,564	8,564
Net commission revenue from members approved in prior periods	(8,414)	30,153	21,739
Cash receipts	(331,328)	(45,762)	(377,090)
Net change in credit loss allowance	(159)	(13)	(172)
Ending balance	$837,474	$70,788	$908,262

	Year Ended December 31, 2020
	Medicare Segment	IFP Segment	Total
Beginning balance	$550,922	$38,300	$589,222
Commission revenue from members approved during the period	440,722	21,971	462,693
Commission revenue from renewals of small business members during the period (1)	—	6,727	6,727
Net commission revenue from members approved in prior periods	5,665	33,104	38,769
Cash receipts	(255,781)	(47,199)	(302,980)
Net change in credit loss allowance (2)	(1,891)	(135)	(2,026)
Ending balance	$739,637	$52,768	$792,405
_______

(1)Commission revenue from renewals of small business members during the period was previously included in net commission revenue from members approved in prior periods. However, starting in the first quarter of 2021, we enhanced our reporting by separately disclosing commission revenue from renewals of small business members during the period in a separate line item.
(2)Amount consists of transition adjustment of $1.5 million related to the adoption of ASC 326 as of January 1, 2020 and the subsequent credit loss adjustment of $0.5 million during the year ended December 31, 2020. See Note 1 – Summary of Business and Significant Accounting Policies for details regarding the adoption impact.

Credit Risk

Our financial instruments that are exposed to concentrations of credit risk principally consist of cash, cash equivalents, contract assets – commissions receivable, and accounts receivable. We invest our cash and cash equivalents with major banks and financial institutions and, at times, such investments are in excess of federally insured limits. We also have deposits with major banks in China that are denominated in both U.S. dollars and Chinese Yuan Renminbi and are not insured by the U.S. federal government. The deposits in China were $0.9 million as of December 31, 2021.

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
We do not require collateral or other security for either our contract assets or accounts receivable. Carriers that represented 10% or more of our total contract assets and accounts receivable balance are summarized as of the dates presented below:

	December 31, 2021	December 31, 2020
Humana	25%	21%
UnitedHealthCare (1)	23%	21%
Aetna (1)	17%	20%
Centene (1)(2)	10%	11%
_______

(1)Percentages include the carriers' subsidiaries.
(2)Centene Corporation acquired WellCare Health Plans, Inc. in 2020, and the contract assets and accounts receivable of WellCare are included in the percentage calculation for December 31, 2021 and 2020.

Prepaid Expenses and Other Current Assets – Our prepaid expenses and other current assets are summarized as of the periods presented below (in thousands):

	December 31, 2021	December 31, 2020
Prepaid expenses	$11,379	$6,628
Prepaid maintenance contracts	6,246	7,715
Prepaid licenses	3,076	—
Prepaid insurance	2,161	1,672
Others	922	646
Prepaid expenses and other current assets	$23,784	$16,661

Property and Equipment – Our property and equipment are summarized as of the periods presented below (in thousands):

	December 31, 2021	December 31, 2020
Computer equipment and software	$13,243	$20,121
Office equipment and furniture	6,854	6,292
Leasehold improvements	7,458	7,458
Property and equipment, gross	27,555	33,871
Less accumulated depreciation and amortization	(15,450)	(19,262)
Property and equipment, net	$12,105	$14,609

Depreciation and amortization expense related to property and equipment totaled $5.4 million, $3.7 million, and $3.0 million in the years ended December 31, 2021, 2020 and 2019, respectively.

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Intangible Assets – The carrying amounts, accumulated amortization, net carrying value and weighted average remaining life of our definite-lived amortizable intangible assets, as well as our indefinite-lived intangible trademarks, are presented in the tables below (dollars in thousands, useful life in years):

	December 31, 2021					December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Impairment Charges	Net Carrying Amount	Weighted-average remaining useful life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-average remaining useful life
Technology	$2,000	$(2,000)	$—	$—	0.0	$2,000	$(1,945)	$55	0.1
Pharmacy and customer relationships	9,500	(9,500)	—	—	0.0	9,500	(9,500)	—	0.0
Trade names, trademarks and website addresses	5,700	(2,780)	(2,920)	—	6.1	5,700	(2,300)	3,400	7.1
Total intangible assets subject to amortization	$17,200	$(14,280)	$(2,920)	—		$17,200	$(13,745)	$3,455
Indefinite-lived trademarks and domain names	5,114	n/a	(3,191)	1,923	Indefinite	5,114	n/a	5,114	Indefinite
Intangible assets				$1,923				$8,569

During the years ended December 31, 2021, 2020, and 2019, amortization expense related to intangible assets totaled $0.5 million, $1.5 million, and $2.2 million, respectively.

We performed an annual assessment of impairment over our intangible assets, both definite-lived and indefinite-lived. Prior to our annual impairment assessment as of December 31, 2021, the carrying amount of our intangible assets was $8.0 million, primarily consisted of trade names, trade marks, and website address. Our assessment included a recoverability test for definite-lived intangible assets and a comparison of carrying value to the estimated fair value. The fair value of our intangible assets as of December 31, 2021 was estimated using a market approach for certain indefinite-lived intangible assets as well as using the expected future cash flow approach for our definite-lived intangible assets. Based our assessment, we determined that the fair value of our Medicare segment was below the carrying value as of December 31, 2021 primarily due to the recent change in our market valuation and financial performance. Therefore, we recorded a $6.1 million impairment charges on our Consolidated Statements of Comprehensive Income (Loss) related to our intangible assets. No intangible asset impairment was identified during the years ended either December 31, 2020 or 2019.

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

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table is a summary of financial assets measured at fair value on a recurring basis and their classification within the fair value hierarchy (in thousands):

	December 31, 2021
	Carrying Value	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents
Money market funds	$9,217	$9,217	$—	$—	$9,217
Commercial paper	39,456	—	39,456	—	39,456
Short-term marketable securities
Commercial paper	38,801	—	38,801	—	38,801
Corporate bond	2,505	—	2,505	—	2,505
Total assets measured at fair value	$89,979	$9,217	$80,762	$—	$89,979

	December 31, 2020
	Carrying Value	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents
Money market funds	$4,207	$4,207	$—	$—	$4,207
Short-term marketable securities
Commercial paper	14,197	—	14,197	—	14,197
Agency bonds	35,423	—	35,423	—	35,423
Total assets measured at fair value	$53,827	$4,207	$49,620	$—	$53,827

Our cash equivalents were invested in money market funds and commercial paper with original maturity of 90 days or less were classified as Level 1 and Level 2, respectively. We endeavor to utilize the best available information in measuring fair value. We used observable prices in active markets in determining the classification of our money market funds as Level 1. Our Level 2 assets included our available for sale marketable securities, which consisted of commercial paper and corporate bonds with maturity less than one year. We classify our marketable debt securities within Level 2 in the fair value hierarchy, because we use quoted market prices to the extent available or alternative pricing sources and models utilizing market observable inputs to determine fair value. Our portfolio primarily consisted of financial instruments with credit rating of AA or equivalent by S&P Rating and Moody's Investor Services. There were no transfers between the hierarchy levels in either of the years ended December 31, 2021 or 2020.

The following table summarizes our cash equivalents and available-for-sale debt securities by contractual maturity (in thousands):

	As of December 31, 2021		As of December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in 1 year	$89,988	$89,979	$53,788	$53,827

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unrealized gains and losses on available-for-sale debt securities that are not credit related are included in accumulated other comprehensive income (loss) and summarized as follows as of December 31, 2021:

	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash equivalents
Money market funds	$9,217	$—	$—	$9,217
Commercial paper	39,458	—	(2)	39,456
Short-term marketable securities
Commercial paper	38,808	—	(7)	38,801
Corporate bond	2,505	—	—	2,505
Total	$89,988	$—	$(9)	$89,979

As of December 31, 2021, there were thirty-six securities in net loss positions and their unrealized losses were immaterial. We did not record any credit losses regarding our available-for-sales debt securities during the year ended December 31, 2021. We do not intend to sell these securities and it is more likely than not that we will not be required to sell these securities before the recovery of their amortized cost basis.

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

In February 2019, we made the first earnout payment to GoMedigap consisting of $9.5 million in cash and 294,608 shares of our common stock with a value of $17.3 million. In January 2020, we made the second payment, which consisted of $8.8 million in cash and 294,608 shares of our common stock with a value of $28.5 million. The $28.5 million and $17.3 million of the earnout payments in 2020 and 2019, respectively, were non-cash financing activities since common stock was used to settle these liabilities. There was no activity related to earnout liabilities in 2021.

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Shares Reserved – We generally issue previously unissued common stock upon the exercise of stock options, the vesting of restricted stock units and upon granting of restricted common stock awards; however we may reissue previously acquired treasury shares to satisfy these future issuances. Shares of authorized but unissued common stock reserved for future issuance were as follows (in thousands):

	December 31, 2021	December 31, 2020
Stock options issued and outstanding	424	527
Restricted stock units issued and outstanding	2,384	2,370
Shares available for grant	1,159	1,509
Total shares reserved	3,967	4,406

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

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

We have granted market-based and performance-based restricted stock units to our executive officers and certain members of our senior management team. For market-based restricted stock units, each represents a contingent right to receive a share of our common stock upon the attainment of certain stock prices generally over a four-year performance period. These awards generally vest on the one-year anniversary of the date of achievement, subject to the employee's continued service through the vesting date. Compensation expense related to these awards is recognized over the requisite service period. For performance-based restricted stock units, each represents a contingent right to receive a share of our common stock upon the attainment of certain financial targets over a trailing 12 month performance period. These awards would vest in the middle of 2022, subject to achievement of performance targets and continued service through the vesting date. Compensation expense related to these awards is recognized over the requisite service period if the performance criteria is probable of being achieved. Achievement of these performance conditions was not probable as of December 31, 2021 and no expense has been recognized for these awards. However, such determination is subject to the discretion of the Company's compensation committee and these awards remain outstanding as of December 31, 2021.

2021 Inducement Plan - On September 22, 2021, the Company adopted an inducement plan (the “2021 Inducement Plan”), pursuant to which the Company reserved 410,000 shares of its common stock (subject to customary adjustments in the event of a change in capital structure of the Company) to be used exclusively for grants of awards to individuals who were not previously employees or directors of the Company, other than following a bona fide period of non-employment, as an inducement material to the individual's entry into employment with the Company within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules (“Nasdaq Rules”). The Inducement Plan was approved by our board of directors without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Rules, and the terms and conditions of the Inducement Plan and awards to be granted thereunder are substantially similar to our stockholder-approved Amended and Restated 2014 Equity Incentive Plan. As of December 31, 2021, 390,584 shares were issued under the 2021 Inducement Plan.

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes activity under our 2014 Plan and 2021 Inducement Plans for the year ended December 31, 2021 (in thousands):

Beginning balance (1)	1,509
Additional shares authorized	410
Restricted stock units granted (2)	(1,406)
Options granted	(200)
Restricted stock units cancelled (3)	815
Options cancelled	31
Ending balance	1,159
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

The following table summarizes stock option activity (in thousands, except weighted-average exercise price and weighted-average remaining contractual life data):

	Number of Stock Options (1)	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (2)
Outstanding as of December 31, 2020	527	$18.88	3.3	$29,582
Granted	200	$41.03
Exercised	(272)	$18.04
Cancelled	(31)	$29.70
Outstanding balance as of December 31, 2021	424	$29.07	3.8	$2,053
Vested and expected to vest as of December 31, 2021	369	$27.28	3.3	$2,053
Exercisable as of December 31, 2021	216	$17.63	1.0	$2,045
_______

(1)Includes certain stock options with service, performance-based or market-based vesting criteria.
(2)The aggregate intrinsic value is calculated as the product between eHealth’s closing stock price as of December 31, 2021 and 2020 and the exercise price of in-the-money options as of those dates.

The following table provides information pertaining to our stock options for the years presented below (in thousands, except weighted-average fair values):

	Year Ended December 31,
	2021	2020	2019
Weighted average fair value of options granted	$41.03	n/a	$33.19
Total fair value of options vested	$797	$1,367	$2,924
Intrinsic value of options exercised	$5,182	$8,127	$19,890

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes restricted stock unit activity (in thousands, except weighted-average grant date fair value and weighted-average remaining contractual life data):

	Number of Restricted Stock Units (1)	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Service Period	Aggregate Intrinsic Value (2)
Outstanding as of December 31, 2020	2,370	$60.44	1.8	$177,746
Granted	1,406	$47.31
Vested	(577)	$53.48
Cancelled	(815)	$74.54
Outstanding as of December 31, 2021	2,384	$49.56	1.6	$60,789
_______

(1)Includes certain restricted stock units with service, performance-based or market-based vesting criteria.
(2)The aggregate intrinsic value is calculated as the difference of our closing stock price as of December 31, 2021 and 2020 multiplied by the number of restricted stock units outstanding as of December 31, 2021 and 2020, respectively.

Stock Repurchase Programs – We had no stock repurchase activity during the year ended December 31, 2021. In addition to 10.7 million shares repurchased under our previous repurchase programs, we have in treasury 1.3 million shares as of December 31, 2021 that were previously surrendered by employees to satisfy tax withholding due in connection with the vesting of certain restricted stock units. As of December 31, 2021 and 2020, we had a total of 12.0 million shares and 11.8 million shares, respectively, held in treasury.

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

Stock-Based Compensation Expense – The fair value of stock options granted to employees was estimated using the Black-Scholes option-pricing model and with the following weighted average assumptions for the years presented below, except for 2020 in which we did not have any options granted:

	Year Ended December 31,
	2021	2020	2019
Expected term (years)	7.0	n/a	4.3
Expected volatility	69.1%	n/a	65.3%
Expected dividend yield	—%	n/a	—%
Risk-free interest rate	1.3%	n/a	2.1%

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The weighted-average fair value of the market-based restricted stock units was determined using the Monte Carlo simulation model using the following weighted average assumptions:

	Year Ended December 31,
	2021	2020	2019
Expected term (years)	2.0	3.5	1.4
Expected volatility	66.0%	64.4%	57.8%
Expected dividend yield	—%	—%	—%
Risk-free interest rate	0.9%	0.3%	2.4%
Weighted-average grant date fair value	$46.36	$93.85	$58.16

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

Employees purchased 99,801 shares of common stock under our ESPP in 2021. No shares of common stock were purchased under our ESPP in 2020. There were 400,199 shares remaining for purchase under our ESPP as of December 31, 2021.

During the year ended December 31, 2021, we recognized $1.6 million in compensation cost related to our ESPP in our consolidated statement of operations. As of December 31, 2021, the unrecognized compensation cost related to our ESPP is $0.6 million, which is expected to be recognized over a weighted average period of 0.4 years.

The following table summarizes stock-based compensation expense recognized for the years presented below (in thousands):

	Year Ended December 31,
	2021	2020	2019
Common stock options	$707	$1,097	$2,215
Restricted stock units*	30,512	23,729	20,355
Employee stock purchase plan	1,638	346	—
Total stock-based compensation expense	$32,857	$25,172	$22,570
_______

*    Amounts include market-based and performance-based RSUs.

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes stock-based compensation expense by operating function for the years presented below (in thousands):

	Year Ended December 31,
	2021	2020	2019
Marketing and advertising	$8,660	$5,102	$4,230
Customer care and enrollment	2,836	2,723	1,451
Technology and content	10,013	5,460	3,611
General and administrative	11,348	11,887	13,278
Total stock-based compensation expense	32,857	25,172	22,570
Amount capitalized for internal-use software	2,621	2,007	—
Total stock-based compensation	$35,478	$27,179	$22,570

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

For the year ended December 31, 2021, there was a total of $2.6 million stock-based compensation expense capitalized in the internal-use software and website development costs classified under Other assets, which represents a noncash investing activity.

As of December 31, 2021, there was $1.0 million of total unamortized compensation cost, net of estimated forfeitures, related to stock options, expected to be recognized over a weighted average period of 3.2 years. As of December 31, 2021, there was $51.7 million of total unamortized compensation cost, net of estimated forfeitures, related to restricted stock units, expected to be recognized over a weighted average period of 2.7 years.

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

Dividends – Dividends initially accrue on the Series A preferred stock daily at 8% per annum on the stated value of $100 per share (“Stated Value”) and compound semiannually, payable in kind (“PIK”) until the second anniversary of the Closing Date on June 30 and December 31 of each year (each, a “Dividend Payment Date”), beginning on June 30, 2021, and thereafter 6% PIK and 2% payable in cash in arrears on June 30 and December 31 of each year, beginning on June 30, 2023. PIK dividends are cumulative and are added to the Accrued Value (as defined below). “Accrued Value” means, as of any date, with respect to any share of Series A preferred stock, the sum of the Stated Value per share plus, on each Dividend Payment Date, on a cumulative basis, all accrued PIK dividends on such shares that have

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
not previously compounded and been added to the Accrued Value. The Series A preferred stock participates, on an as-converted basis in all dividends paid to the holders of our common stock.

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

Board Nomination Rights – H.I.G. is entitled to nominate one individual for election to our board of directors so long as it continues to own at least 30% of the common stock issuable or issued upon conversion of the Series A preferred stock originally issued to it in the private placement. H.I.G. also has the right to nominate an additional individual to our board of directors if we fail to maintain certain levels of commissions receivable and liquidity as further discussed below.

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

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Stock of (i) the Accrued Value plus accrued PIK dividends that have not yet been added to the Accrued Value, (ii) divided by the then applicable Conversion Price.

Covenants and Liquidity Requirements – As long as H.I.G. continues to own at least 30% of the Series A preferred stock originally issued to it in the private placement, the consent of H.I.G. will be required for the Company to incur certain indebtedness and to take certain other corporate actions as set forth in the Company's investment agreement with H.I.G. entered into on February 17, 2021 (the “Investment Agreement”). In addition, the Company is required to maintain an asset coverage ratio (as defined in the Investment Agreement) of at least 2x, which increases to 2.5x thirty months after the date of the Investment Agreement. Additionally, the Investment Agreement requires the Company to maintain a minimum liquidity amount (as defined in the Investment Agreement) for certain periods that ranges from $65 million to $125 million. If the Company fails to maintain the minimum asset coverage ratio or minimum liquidity amount as of a certain date or for a certain time period required by the Investment Agreement and H.I.G continues to own at least 30% of the Series A preferred stock originally issued to it in the private placement, H.I.G will have the right to nominate an additional director to our board of directors, and the consent of H.I.G. will be required to approve the Company's annual budget, hire or terminate certain key executives, and incur certain indebtedness as specified in the Investment Agreement. H.I.G. will no longer have these additional board nomination and consent rights if the Company is able to satisfy the minimum liquidity amount requirements in the Investment Agreement for any subsequent 12 consecutive months.

Our Series A preferred stock is considered temporary equity in our consolidated financial statements. We have determined there are no material embedded features that require recognition as a derivative asset or liability. We recognized the Series A preferred stock at its stated amount less issuance costs of $11.0 million, or $214.0 million.

As of December 31, 2021, the estimated Series A preferred stock redemption value equals 135% of the Accrued Value per share as of the redemption date, plus any accrued and unpaid dividends, which is significantly in excess of the fair value of the common stock into which the Series A preferred stock is convertible as of December 31, 2021. We have elected to apply the accretion method to adjust the carrying value of the Series A preferred stock to its redemption value at the earliest date of redemption, April 30, 2027. Amounts recognized to accrete the Series A preferred stock to its estimated redemption value are treated as a deemed dividend and are recorded as a reduction to retained earnings. The estimated redemption value will vary in subsequent periods due to the redemption put right described above and we have elected to recognize such changes prospectively. No shares of Series A preferred stock have been converted and the Series A preferred stock was convertible into 3.0 million shares of common stock as of December 31, 2021.

The following table summarizes the proceeds and changes to our Series A preferred stock (in thousands):

Gross proceeds	$225,000
Less: issuance costs	(10,975)
Net proceeds	$214,025

Balance as of Closing Date	$214,025
Accrued paid-in-kind dividends	12,206
Change in preferred stock redemption value	6,361
Balance as of December 31, 2021	$232,592

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 7 – Net Income (Loss) Per Share Attributable to Common Stockholders

Our Series A preferred stock is considered a participating security which requires the use of two-class method for the computation of basic and diluted per share amounts. Under the two-class method, earnings available to common stockholders for the period are allocated between common stockholders and participating securities according to dividends accumulated and participation rights in undistributed earnings. Net loss attributable to common stockholders is not allocated to the convertible preferred stock as the holder of the Series A preferred stock does not have a contractual obligation to share in losses. Basic net income (loss) attributable to common stockholders per share is computed by dividing net income (loss) available to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted net income (loss) attributable to common stockholders per share is computed by dividing the net income (loss) available to common stockholders for the period by the weighted average number of common and common equivalent shares outstanding during the period. Diluted net income (loss) attributable to common stockholders per share reflects all potential dilutive common stock equivalent shares, including conversion of preferred stock, stock options, restricted stock units and shares to be issued under our employee stock purchase program (“ESPP”).

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Year Ended December 31,
	2021	2020	2019
Basic
Net income (loss) attributable to common stockholders	$(122,942)	$45,450	$66,887
Shares used in per share calculation – basic	26,781	26,025	23,075
Net income (loss) attributable to common stockholders per share – basic	$(4.59)	$1.75	$2.90

Diluted:
Net income (loss) attributable to common stockholders	$(122,942)	$45,450	$66,887
Shares used in per share calculation – basic	26,781	26,025	23,075
Dilutive effect of common stock	—	989	1,464
Shares used in diluted share calculation	26,781	27,014	24,539
Net income (loss) attributable to common stockholders per share – diluted	$(4.59)	$1.68	$2.73

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For each of the years ended December 31, 2021, 2020 and 2019, we had securities outstanding that could potentially dilute net income per share, but the shares from the assumed conversion or exercise of these securities were excluded in the computation of diluted net income per share as their effect would have been anti-dilutive. The number of weighted-average outstanding anti-dilutive shares that were excluded from the computation of diluted net income per share consisted of the following (in thousands):

	Year Ended December 31,
	2021	2020	2019
Convertible preferred stock	1,905	—	—
Restricted stock units	1,078	151	41
ESPP	29	—	—
Common stock options	333	—	11
Total	3,345	151	52

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

 Our future minimum payments under non-cancellable contractual service and licensing obligations as of December 31, 2021 (in thousands):

For the Years Ending December 31,
2022	$10,493
2023	8,267
2024	2,470
2025	229
2026	—
Thereafter	—
Total	$21,459

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Operating Leases

Refer to Note 10 – Leases for commitments related to our operating leases.

Contingencies

From time to time, we receive inquiries from governmental bodies and also may be subject to various legal proceedings and claims arising in the ordinary course of business. We assess contingencies to determine the degree of probability and range of possible loss for potential accrual in our consolidated financial statements. An estimated loss contingency is accrued in the consolidated financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. We accrued approximately $1.2 million as of December 31, 2020 for amounts we believed to be payable for certain legal proceedings. The accrued amount was settled and paid in January 2021. There was no material additional litigation-related accrual recorded during the year ended or as of December 31, 2021. Legal proceedings or other contingencies could result in material costs, even if we ultimately prevail.

Legal Proceedings

Securities Class Action – On April 8, 2020 and April 30, 2020, two purported class action lawsuits were filed against us, our chief executive officer, Scott N. Flanders, our then-chief financial officer, Derek N. Yung, and our then-chief operating officer, David K. Francis (collectively, the “Defendants”), in the United States District Court for the Northern District of California. The cases are captioned Patel v. eHealth, Inc., et al., Case No. 5:20-cv-02395 (N.D. Cal.) and Bertrand v. eHealth, Inc. et al., Case No. 4:20-cv-02967 (N.D. Cal.). The complaints allege, among other things, that we and Messrs. Flanders, Yung and Francis made materially false and misleading statements and/or failed to disclose material information regarding our accounting and modeling assumptions, rate of member churn and our profitability during the alleged class period of March 19, 2018 to April 7, 2020. The complaints allege that we and Messrs. Flanders, Yung and Francis violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaints seek compensatory and (in the Patel lawsuit) punitive damages, attorneys’ fees and costs, and such other relief as the court deems proper. On June 24, 2020, the court consolidated the above-referenced matters under the caption In re eHealth Securities Litig., Master File No. 4:20-cv-02395-JST (N.D. Cal.). The court also appointed a lead plaintiff and lead counsel for the consolidated matter. The lead plaintiff filed an amended complaint on August 25, 2020, which the Defendants moved to dismiss on October 23, 2020. The Defendants’ motion, which the plaintiff opposed, was granted in part and denied in part on August 12, 2021. The court dismissed the plaintiff's claims to the extent premised upon alleged misrepresentations or omissions relating to churn, but denied the Defendants motion with respect to alleged misstatements regarding purported operating costs. On October 1, 2021, the Company filed an answer denying in part and admitting in part the remaining allegations, and denying any wrongdoing. On November 11, 2021, Plaintiff’s counsel filed a suggestion of death with respect to lead plaintiff Billy White. The parties stipulated to a schedule for the lead plaintiff process to be re-opened, which was so-ordered by the Court on January 10, 2022. Plaintiff’s counsel published notice regarding the appointment of a new lead plaintiff on January 17, 2022, and motions for appointment of lead plaintiff are due no later than 60 days after such publication.

Derivative Actions – On July 7, 2020 and October 13, 2020, two derivative lawsuits were filed against our chief executive officer, Mr. Flanders, our then-chief financial officer, Mr. Yung, our then-chief operating officer, Mr. Francis, and the members of our board of directors at the time of filing of the complaints (collectively, the “Individual Defendants”), in the United States District Court for the Northern District of California and the Superior Court of California, County of Santa Clara. The cases are captioned Chernet v. Flanders et al., Case No. 3:20-cv-04477-SK (N.D. Cal.), and Lincolnshire Police Pension Fund v. Flanders et al., Case No. 20CV371555 (Cal. Super. Ct.), and also name the Company as a nominal defendant. A third derivative lawsuit was filed against the same defendants on October 5, 2021 in the

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
United States District Court for the Northern District of California, captioned Badwal v. Flanders et al., Case No. 4:21-cv-07795 (N.D. Cal.). The complaints allege, among other things, that beginning on March 19, 2018, the Individual Defendants made or caused the Company to make materially false and misleading statements and/or failed to disclose material information regarding our accounting and modeling assumptions, rate of member churn, profitability, and internal controls. The Chernet and Lincolnshire complaints purport to assert claims for breach of fiduciary duty, unjust enrichment and waste of corporate assets. The Chernet lawsuit also alleges that the Individual Defendants violated Sections 14(a), 10(b), and 20(a) of the Securities Exchange Act of 1934, and asserts claims for abuse of control and gross mismanagement. The Badwal complaint purports to assert a claim for breach of fiduciary duty, an insider trading claim, and violations of Section 14(a), 10(b) and 20D of the Securities Exchange Act of 1934. The Chernet and Lincolnshire complaints seek damages, restitution, attorneys’ fees and costs, and certain measures with respect to our corporate governance and internal procedures, and (in the Lincolnshire lawsuit) equitable and/or injunctive relief. The Badwal complaint seeks damages, declaratory relief, corporate governance measures, equitable and injunctive relief, restitution and disgorgement, and attorneys' fees and costs. On August 10, 2020, the parties filed a Stipulation and Proposed Order in the Chernet matter to stay the action until and through the resolution of the Defendants' anticipated motion to dismiss the consolidated securities class action, and filed a similar stipulation in the Lincolnshire matter on December 11, 2020. The Chernet stipulation was granted by the court on August 12, 2020 and the Lincolnshire stipulation on December 11, 2020. In December 2021, the parties entered into a stipulation to further stay the Badwal and Chernet actions pending the appointment of a lead plaintiff in the consolidated action, which was so ordered by the Court on December 14, 2021.

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 9 – Segment and Geographic Information

Operating Segments

The results of our operating segments are summarized for the periods presented below (in thousands):

	Year Ended December 31,
	2021	2020	2019
Revenue:
Medicare	$471,217	$516,762	$446,961
Individual, Family and Small Business	66,982	66,012	59,240
Total revenue	$538,199	$582,774	$506,201
Segment profit (loss):
Medicare segment profit (loss) (1)	$(12,079)	$108,787	$158,061
Individual, Family and Small Business segment profit (1)	45,705	40,315	24,361
Total segment profit (loss)	33,626	149,102	182,422
Corporate	(56,325)	(57,664)	(45,374)
Stock-based compensation expense	(32,857)	(25,172)	(22,570)
Depreciation and amortization(2)	(18,331)	(11,450)	(6,803)
Change in fair value of earnout liability	—	—	(24,079)
Impairment charges	(46,344)	—	—
Restructuring and reorganization charges	(4,878)	—	—
Amortization of intangible assets	(536)	(1,493)	(2,187)
Other income, net	755	666	$2,090
Income (loss) before income taxes	$(124,890)	$53,989	$83,499

(1)    During the first quarter of 2021, we revised the calculation of segment profit by excluding amortization of capitalized software development costs to enhance comparability of our financial metrics with peer companies. The amortization of capitalized software were $12.9 million, $7.8 million and $3.8 million for the years ended December 31, 2021, 2020 and 2019, respectively.
(2)    Depreciation and amortization has been adjusted to include amortization of software development costs.

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

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Geographic Information

Our long-lived assets consist primarily of property and equipment and internally-developed software. Our long-lived assets are attributed to the geographic location in which they are located. Long-lived assets by geographical area are summarized as follows (in thousands):

	December 31, 2021	December 31, 2020
United States	$45,134	$40,500
China	595	565
Total	$45,729	$41,065

Significant Customers

Substantially all revenue for the years ended December 31, 2021, 2020 and 2019 was generated from customers located in the United States. Carriers representing 10% or more of our total revenue are summarized as follows:

	Year Ended December 31,
	2021	2020	2019
UnitedHealthcare (1)	20%	21%	19%
Humana	19%	22%	26%
Aetna (1)	18%	15%	17%
Centene (1)(2)	12%	10%	2%
_______

(1)Percentages include the carriers' subsidiaries.
(2)Centene Corporation acquired WellCare Health Plans, Inc. in 2020, and the revenue of WellCare is included in the percentage calculation for years ended December 31, 2021 and 2020.

Note 10 – Leases

We account for leases in accordance with Accounting Standards Codification Topic 842, Leases. We determine if an arrangement is a lease at inception. Our lease portfolio is primarily composed of operating leases for corporate offices and as of January 1, 2019 with the adoption of the new guidance for leasing arrangements, are included in operating lease right-of-use (“ROU”) assets and lease liabilities on our consolidated balance sheets. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As the Company's leases generally do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date. In determining the present value of lease payments, we utilized the assistance of third-party specialists to assist us in determining our yield curve based upon our credit rating, lease term and adjustment for security. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

Our leases have remaining lease terms of 2 to 8 years. Certain of these leases have free or escalating rent payment provisions. We recognize lease expense on a straight-line basis over the terms

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
of the leases, although actual cash payment obligations under certain of these agreements fluctuate over the terms of the agreements. Most leases include options to renew, and the exercise of these options is at our discretion.

Total operating lease expenses were $7.7 million, $7.8 million, and $6.4 million for the years ended December 31, 2021, 2020 and 2019, respectively. We have a sublease agreement for our office space in Mountain View, California to sublease to a third party, which commenced in December 2018 and will expire in July 2023. We recorded $1.2 million and $1.2 million of sublease income during the years ended December 31, 2021 and 2020, respectively.

The following table summarizes the lease-related assets and liabilities recorded on the Consolidated Balance Sheet for the periods presented below (in thousands):

	December 31, 2021	December 31, 2020
Operating lease right-of-use assets	$37,373	$42,558

Lease liabilities – current	$5,543	$5,192
Lease liabilities – non-current	35,826	41,369
Total operating lease liabilities	$41,369	$46,561

Supplemental information related to leases are as follows (in thousands):

	December 31, 2021	December 31, 2020
Operating cash outflows from operating leases	$7,640	$7,090
Non-cash investing activities relating to operating lease right-of-use assets	$—	$10,919
Weighted-average remaining lease term of operating leases	6.3 years	7.2 years
Weighted-average discount rate used to recognize operating lease right-of-use-assets	5.4%	5.4%

As of December 31, 2021, maturities of operating lease liabilities are as follows (in thousands):

Year ending December 31,
2022	$7,701
2023	8,033
2024	7,832
2025	8,009
2026	6,739
Thereafter	12,668
Total lease payments (1)	50,982
Less imputed interest	(9,613)
Total	$41,369
_______

(1)Noncancellable sublease income for the years ending December 31, 2022 and 2023 of $0.4 million and $0.4 million, respectively, is not included in the table above.

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 11 – Restructuring and Reorganization
Our restructuring and reorganization costs and liabilities consist primarily of severance, transition and other related costs. The following table summarizes the cash-based restructuring and reorganization related liabilities (in thousands):

December 31, 2021
Beginning balance	$—
Restructuring and reorganization charges	4,878
Payments	(4,704)
Adjustment	(28)
Ending balance	$146

In February 2021, we eliminated 89 full-time positions, primarily in the United States, representing approximately 5% of our workforce, primarily within our customer care and enrollment group, and to a lesser extent, in our marketing and advertising, technology and content, and general and administrative groups. Total pre-tax restructuring charges were $2.4 million for the year ended December 31, 2021, which primarily related to employee termination benefits. Substantially all of the restructuring charges resulted in cash expenditures. The restructuring activities were completed by March 31, 2021.

In September 2021, we announced the transition of our chief executive officer. Mr. Scott Flanders resigned as a member of our board of directors and chief executive officer, effective October 31, 2021. We recognized $2.4 million in severance costs related to his separation in 2021. Stock-based compensation expense for the year ended December 31, 2021 was impacted by a $4.1 million credit related to forfeited equity awards due to Mr. Flanders' separation, which was included in general and administrative expenses on our Consolidated Statement of Comprehensive Income (Loss).

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

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

We incurred $1.2 million of issuance costs in connection with the Credit Agreement, which were capitalized as part of Other assets on our Consolidated Balance Sheet in the period we entered into the Credit Agreement. The Amendment did not change the interest rate. In connection with this Amendment, we incurred closing costs totaling $0.5 million, which were capitalized and recorded as Other assets on our Consolidated Balance Sheet as of December 31, 2019. The remaining balance of unamortized issuance costs was $0.4 million and $0.7 million as of December 31, 2021 and 2020, respectively.

As of December 31, 2021, we had no outstanding borrowings under our revolving credit facility.

On February 28, 2022, we terminated our Credit Agreement with RBC and entered into a term loan credit agreement with Blue Torch Finance LLC, as administrative agent and collateral agent, and the other lenders party thereto (the “Term Loan Credit Agreement”). This loan agreement provides for a $70.0 million secured term loan, which term loans were made available to us on February 28, 2022. The proceeds of the loans under the Term Loan Credit Agreement may be used for working capital and general corporate purposes, refinance our Credit Agreement with RBC and to pay fees and expenses in connection with the entry into the Term Loan Credit Agreement. We expect to incur closing costs totaling approximately $5.0 million, which will be amortized over the term of this agreement.

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 13 – Income Taxes

The components of our income (loss) before provision (benefit) for income taxes were as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
United States	$(125,876)	$53,078	$82,391
Foreign	986	911	1,108
Income (loss) before income taxes	$(124,890)	$53,989	$83,499

The federal and state income tax provision (benefit) is summarized as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Current:
Federal	$—	$—	$—
State	858	88	75
Foreign	148	(361)	326
Total current	1,006	(273)	401
Deferred:
Federal	(20,696)	7,303	13,594
State	(825)	1,245	2,635
Foreign	—	264	(18)
Total deferred	(21,521)	8,812	16,211
Provision for (benefit from) income taxes	$(20,515)	$8,539	$16,612

In 2021, we had a worldwide consolidated loss before tax of $124.9 million, and a tax benefit of $20.5 million, with an annual effective tax rate of 16.4%.

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The effective tax rate of our provision for income taxes differs from the federal statutory rate as follows:

	Year Ended December 31,
	2021	2020	2019
Statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	0.4	2.2	2.6
Stock-based compensation shortfalls (windfalls), net	(1.5)	(7.9)	(7.0)
Non-deductible stock-based compensation	(0.8)	2.2	2.5
Non-deductible lobbying expenses	(0.3)	0.8	1.0
Research and development credits	1.0	(2.2)	(0.9)
Changes in valuation allowance	(0.6)	0.1	—
Foreign income tax and income inclusion	(0.1)	(0.7)	0.1
Non-deductible parking expense	—	—	0.2
Goodwill impairment	(2.4)	—	—
Other permanent differences	(0.3)	0.3	0.4
Effective tax rate	16.4%	15.8%	19.9%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, together with operating losses and tax credit carryforwards.

The tax effects of significant items comprising our deferred taxes as of December 31, 2021 and 2020 were as follows (in thousands):

	December 31, 2021	December 31, 2020
Deferred tax assets:
Net operating losses	$149,689	$104,860
Accruals and reserves	1,628	2,557
Operating lease liabilities	10,146	11,368
Intangible assets	7,480	2,592
Research and development credits carryovers	9,954	7,805
Stock-based compensation	4,642	4,500
Fixed assets	402	111
Other	394	176
Total deferred tax assets	184,335	133,969
Valuation allowance	(3,214)	(2,479)
Total deferred tax assets net of valuation allowance	181,121	131,490
Deferred tax liabilities:
Commissions receivable	(222,751)	(193,416)
Right-of-use assets	(9,166)	(10,391)
Total deferred tax liabilities	(231,917)	(203,807)
Net deferred tax liabilities	$(50,796)	$(72,317)

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

During the year ended December 31, 2021, a valuation allowance of $3.2 million was recorded against California net deferred tax assets. The valuation allowance was recorded as a result of increased uncertainty regarding our future taxable income and a lack of sources of other taxable income to realize our net deferred tax assets in California. The remaining deferred tax assets are supported by the reversal of deferred tax liabilities.

The change in our valuation allowance is summarized as follows for the years ended (in thousands):

Deferred Tax Assets - Valuation Allowance	Balance at beginning of year	Provision for income taxes	Write-offs and Deductions	Balance at end of year
December 31, 2021	$2,479	$3,150	$(2,415)	$3,214
December 31, 2020	2,407	72	—	2,479
December 31, 2019	2,407	—	—	2,407

The net operating loss and tax credit carryforwards as of December 31, 2021 are summarized as follows (in thousands):

	Amount	Expires
Net operating losses, federal (with expiration)	$39,194	2034-2037
Net operating losses, federal (without expiration)	573,222	Indefinite
Net operating losses, state (with expiration)	378,582	2033-2041
Tax credits, federal	9,559	2022-2041
Tax credits, state	9,465	n/a

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

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A reconciliation of the beginning and ending amount of our unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Beginning balance	$6,330	$4,709	$3,740
Additions for tax positions of prior years	646	—	—
Lapse of statute of limitations	(64)	(8)	—
Additions based on tax positions related to the current year	1,639	1,629	969
Ending balance	$8,551	$6,330	$4,709

As of December 31, 2021, the total amount of gross unrecognized tax benefits was $8.6 million, of which $7.6 million, if recognized, would affect our effective tax rate. As of December 31, 2020, the total amount of gross unrecognized tax benefits was $6.3 million, of which $5.7 million, if recognized, would affect our effective tax rate.

We record interest and penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2021, the amount accrued for estimated interest related to uncertain tax positions was $0.1 million and the amount accrued for estimated penalties related to uncertain tax positions was $0.1 million.

Included in the balance of income tax liabilities and accrued interest as of December 31, 2021 is an immaterial amount related to tax positions for which it is reasonably possible that the statute of limitations will expire in various jurisdictions and income tax exams will close within the next 12 months.

We are subject to taxation in various jurisdictions, including federal, state and foreign. Our federal and state income tax returns are generally not subject to examination by taxing authorities for fiscal years before 2002 due to our credit carryforwards.

The Coronavirus Aid, Relief and Economic Security (“CARES”) Act was signed into law on March 27, 2020. The business tax provisions of the CARES Act include temporary changes to income based tax laws, including the ability to utilize net operating losses, interest expense deductions, alternative minimum tax credit refunds, charitable contributions, and depreciation of qualified improvement property. The income tax provisions of the CARES Act did not have a material impact on our Consolidated Financial Statements for the year ended December 31, 2020.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021 based on the guidelines established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2021. We reviewed the results of management’s assessment with our Audit Committee.

Ernst & Young LLP, our independent registered public accounting firm, has issued a report on the Company’s internal control over financial reporting as of December 31, 2021, which is presented below.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of eHealth, Inc.
Opinion on Internal Control over Financial Reporting
We have audited eHealth, Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, eHealth, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2021 consolidated financial statements of the Company and our report dated March 1, 2022 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
Redwood City, California
March 1, 2022

ITEM 9B.OTHER INFORMATION

    None.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning our directors, executive officers, compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, and corporate governance required by this Item 10 of Form 10-K is incorporated by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after our fiscal year ended December 31, 2021.

We have adopted a code of ethics that applies to all employees, including our principal executive officer, Francis Soistman, principal financial officer, Christine Janofsky, and all other executive officers. The code of ethics is available on the governance page of our website at ir.ehealthinsurance.com. A copy may also be obtained without charge by contacting investor relations, attention Senior Vice President of Investor Relations, 2625 Augustine Drive, Second Floor, Santa Clara, CA, 95054 or by calling (650) 584-2700.

We plan to post on our website at the address described above any future amendments or waivers of our Code of Conduct.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K is incorporated herein by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after our fiscal year ended December 31, 2021.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of Form 10-K is incorporated herein by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after our fiscal year ended December 31, 2021.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 of Form 10-K is incorporated herein by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after our fiscal year ended December 31, 2021.

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 of Form 10-K is incorporated herein by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after our fiscal year ended December 31, 2021.

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

March 1, 2022

eHealth, Inc.

/s/ FRANCIS SOISTMAN	/s/ CHRISTINE JANOFSKY
Francis Soistman Chief Executive Officer	Christine Janofsky Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 1, 2022.

Signature	Title

/s/ FRANCIS SOISTMAN	Chief Executive Officer (Principal Executive Officer) and Director
Francis Soistman

/s/ CHRISTINE JANOFSKY	Chief Financial Officer
Christine Janofsky	(Principal Financial Officer and Principal Accounting Officer)

/s/ ANDREA BRIMMER	Director
Andrea Brimmer

/s/ BETH A. BROOKE	Director
Beth A. Brooke

/s/ A. JOHN HASS	Director
A. John Hass

/s/ RANDALL S. LIVINGSTON	Director
Randall S. Livingston

/s/ ERIN RUSSELL	Director
Erin Russell

/s/ CESAR SORIANO	Director
Cesar Soriano

/s/ AARON TOLSON	Director
Aaron Tolson

/s/ DALE B. WOLF	Director
Dale B. Wolf

EXHIBIT INDEX

Exhibit Number			Incorporation by Reference Herein
		Description of Exhibit	Form	Date
3.1		Amended and Restated Certificate of Incorporation of the Registrant	Registration Statement on Form S-l, as amended (File No. 333-133526)	April 25, 2006
3.2		Amended and Restated Bylaws of the Registrant	Current Report on Form 8‑K (File No. 001-33071)	December 17, 2021
3.3		Certificate of Designations of Series A Preferred Stock, par value $0.001, of eHealth, Inc.	Current Report on Form 8‑K (File No. 001-33071)	May 3, 2021
4.1		Form of the Registrant’s Common Stock Certificate	Registration Statement on Form S-l, as amended (File No. 333-133526)	June 28, 2006
4.2	†	Description of Capital Stock
10.1*		Form of Indemnification Agreement	Annual Report on Form 10-K (File No. 001-33071)	February 26, 2021
10.2*		Employment Agreement, dated May 31, 2016, between Scott N. Flanders and eHealth, Inc.	Quarterly Report on Form 10-Q (File No. 001-33071)	August 8, 2016
10.3*		Employment Agreement, dated June 4, 2018, between Derek Yung and eHealth, Inc.	Quarterly Report on Form 10-Q (File No. 001-33071)	August 7, 2018
10.4*		Severance Agreement, dated June 5, 2020, between John Pierantoni and eHealth, Inc.	Quarterly Report on Form 10-Q (File No. 001-33071)	November 8, 2021
10.5*		Separation and Consulting Agreement, dated September 22, 2021, between Scott N. Flanders and eHealth, Inc.	Quarterly Report on Form 10-Q (File No. 001-33071)	November 8, 2021
10.6*		Employment Agreement, dated December 13, 2021, between Fran Soistman and eHealth, Inc.	Current Report on Form 8-K (File No. 001-33071)	December 17, 2021
10.7*		Severance Agreement, dated as of February 10, 2021, between Timothy Hannan and eHealth, Inc.	Annual Report on Form 10-K (File No. 001-33071)	February 26, 2021
10.8*		Severance Agreement, dated September 19, 2021, between Christine Janofsky and eHealth, Inc.	Quarterly Report on Form 10-Q (File No. 001-33071)	November 8, 2021
10.9*		Severance Agreement, dated as of February 8, 2021, between Phillip Morelock and eHealth, Inc.	Quarterly Report on Form 10-Q (File No. 001-33071)	May 10, 2021
10.10		Investment Agreement, dated as of February 17, 2021, by and between eHealth, Inc. and Echelon Health SPV, LP	Current Report on Form 8-K (File No. 001-33071)	February 18, 2021
10.11		Lease Agreement, dated March 29, 2018, between Ascentris-116b, LLC and eHealth, Inc.	Current Report on Form 8-K (File No. 001-33071)	April 2, 2018
10.12		Lease Agreement, dated April 25, 2018, between Augustine Bowers LLC and eHealthInsurance Services, Inc.	Current Report on Form 8-K (File No. 001-33071)	April 30, 2018
10.12.1		First Amendment to Lease, dated August 19, 2019, between Augustine Bowers LLC and eHealthInsurance Services, Inc.	Current Report on Form 8-K (File No. 001-33071)	August 21, 2019
10.13		Lease Agreement, dated May 2004, between eHealthInsurance Services, Inc. and Brian Avery, Trustee of the 1983 Avery Investments Trust, as amended	Registration Statement on Form S-l, as amended (File No. 333-133526)	April 25, 2006

10.13.1	First Amendment to Lease Agreement, effective as of May 15, 2009, between eHealthInsurance Services, Inc. and Brian Avery, Trustee of the 1983 Avery Investments Trust	Current Report on Form 8‑K (File No. 001-33071)	May 21, 2009
10.13.2	Second Amendment to Lease Agreement, effective as of August 5, 2010 between eHealth Insurance Services, Inc. and Brian Avery, Trustee of the 1983 Avery Investments Trust	Current Report on Form 8‑K (File No. 001-33071)	August 18, 2010
10.13.3	Third Amendment to Lease Agreement, effective as of July 8, 2011, between eHealthInsurance Services, Inc. and Brian Avery, Trustee of the 1983 Avery Generations Trust	Current Report on Form 8-K (File No. 001-33071)	July 12, 2011
10.13.4	Fourth Amendment to Lease Agreement, effective as of July 13, 2018, between eHealthInsurance Services, Inc. and Brian Avery, Trustee of the 1983 Avery Investments Trust	Quarterly Report on Form 10-Q (File No. 001-33071)	November 6, 2018
10.14	Standard Lease Agreement, dated June 10, 2004, between eHealthInsurance Services, Inc. and Gold Pointe E LLC, as amended	Registration Statement on Form S-l, as amended (File No. 333-133526)	April 25, 2006
10.14.1	Fourth Amendment to Standard Lease Agreement (Office), effective as of November 6, 2007, between eHealthInsurance Services, Inc. and Carlsen Investments, LLC	Current Report on Form 8-K (File No. 001-33071)	November 7, 2007
10.14.2	Sixth Amendment to Lease and Acknowledgment to Standard Lease Agreement, dated August 29, 2012, between Carlsen Investments, LLC and eHealthInsurance Services, Inc.	Current Report on Form 8-K (File No. 001-33071)	August 31, 2012
10.14.3	Seventh Amendment to Lease and Acknowledgment to Standard Lease Agreement, dated August 6, 2014, between Carlsen Investments, LLC and eHealthInsurance Services, Inc.	Quarterly Report on Form 10-Q (File No. 001-33071)	August 8, 2014
10.14.4	Eighth Amendment to Standard Lease Agreement (Officer) and Partial Termination of Lease dated June 23, 2016 between Carlsen Investments, LLC and eHealthInsurance Services, Inc.	Current Report on Form 8-K (File No. 001-33071)	June 28, 2016
10.14.5	Ninth Amendment to Lease and Acknowledgment to Standard Lease Agreement (Office) dated August 17, 2016 between Carlsen Investments, LLC and eHealthInsurance Services, Inc.	Current Report on Form 8-K (File No. 001-33071)	August 22, 2016
10.14.6	Tenth Amendment to Lease and Acknowledgment to Standard Lease Agreement (Office) between Carlsen Investments, LLC and eHealthInsurance Services, Inc.	Current Report on Form 8-K (File No. 001-33071)	April 12, 2019
10.14.7	Eleventh Amendment to Lease and Acknowledgment to Standard Lease Agreement (Office) between Carlsen Investments, LLC and eHealthInsurance Services, Inc.	Current Report on Form 8-K (File No. 001-33071)	February 4, 2020
10.14.8	Twelfth Amendment to Lease and Acknowledgment to Standard Lease Agreement (Office), dated August 28, 2020, between Carlsen Investments, LLC and eHealthInsurance Services, Inc.	Quarterly Report on Form 10-Q (File No. 001-33071)	November 5, 2020
10.15	Office Lease Contract, effective as of September 1, 2019, between eHealth China (Xiamen) Technology Co., Ltd and Xiamen Software Industry Investment & Development Co. Ltd.	Current Report on Form 8-K (File No. 001-33071)	September 6, 2019
10.15.1	Property Management Service Contract, effective as of September 1, 2019, between eHealth China (Xiamen) Technology Co., Ltd and Xiamen Software Industry Investment & Development Co. Ltd.	Current Report on Form 8-K (File No. 001-33071)	September 6, 2019
10.15.2	Office Lease Contract, effective as of September 15, 2019, between eHealth China (Xiamen) Technology Co., Ltd and Xiamen Software Industry Investment & Development Co. Ltd.	Current Report on Form 8-K (File No. 001-33071)	September 6, 2019
10.15.3	Property Management Service Contract, effective as of September 15, 2019, between eHealth China (Xiamen) Technology Co., Ltd and Xiamen Software Industry Investment & Development Co. Ltd.	Current Report on Form 8-K (File No. 001-33071)	September 6, 2019
10.16	Lease Agreement, dated March 23, 2012, between 340 Middlefield, LLC and eHealth, Inc.	Current Report on Form 8-K (File No. 001-33071)	March 27, 2012
10.16.1	First Amendment to Lease Agreement, effective as of May 28, 2013, between 340 Middlefield, LLC and eHealth, Inc.	Current Report on Form 8-K (File No. 001-33071)	May 29, 2013
10.16.2	Sublease, dated November 2, 2018, between JJ Lake Corporation and eHealth, Inc.	Current Report on Form 8-K (File No. 001-33071)	November 30, 2018
10.16.3	Consent to Sublease, dated November 27, 2018, by and among 340 Middlefield, LLC, JJ Lake Corporation and eHealth, Inc.	Current Report on Form 8-K (File No. 001-33071)	November 30, 2018

10.17	Office Lease, dated May 7, 2012, between Lake Pointe Three, LC, and eHealthInsurance Services, Inc.	Quarterly Report on Form 10-Q (File No. 001-33071)	August 9, 2012
10.17.1	Subordination, Non-Disturbance and Attornment Agreement dated as September 14, 2016 by and among Deutsche Bank, AG, SLC Lake Pointe Equities LLC and eHealthInsurance Services, Inc.	Quarterly Report on Form 10-Q (File No. 001-33071)	November 8, 2016
10.17.2	Amendment No. 1 to Lease, dated August 17, 2017, between SLC Lake Pointe SPE LLC and eHealthInsurance Services, Inc.	Current Report on Form 8-K (File No. 001-33071)	August 22, 2017
10.17.3	Amendment No. 2 to Lease, dated December 12, 2017, between SLC Lake Pointe SPE LLC and eHealthInsurance Services, Inc.	Annual Report on Form 10-K (File No. 001-33071)	March 19, 2018
10.17.4	Amendment No. 3 to Lease, dated March 20, 2019, between SLC Lake Pointe SPE LLC and eHealthInsurance Services, Inc.	Current Report on Form 8-K (File No. 001-33071)	March 26, 2019
10.17.5	Amendment No. 4 to Lease, dated November 19, 2019, between SLC Lake Pointe SPE LLC and eHealthInsurance Services, Inc.	Current Report on Form 8-K (File No. 001-33071)	November 19, 2019
10.18	Sublease Agreement, dated June 3, 2019, between Home Point Financial Corporation and eHealthInsurance Services, Inc.	Current Report on Form 8-K (File No. 001-33071)	June 7, 2019
10.18.1	Office Lease, dated June 3, 2019, between Precedent Lakeside Acquisitions, LLC and eHealthInsurance Services, Inc.	Current Report on Form 8-K (File No. 001-33071)	June 7, 2019
10.18.2	Consent to Sublease, dated June 3, 2019, between Home Point Financial Corporation, eHealthInsurance Services, Inc. and Precedent Lakeside Acquisitions, LLC.	Current Report on Form 8-K (File No. 001-33071)	June 7, 2019
10.19*	Executive Bonus Plan	Quarterly Report on Form 10-Q (File No. 001-33071)	November 7, 2017
10.20*	Amended and Restated 2014 Equity Incentive Plan	Current Report on Form 8-K (File No. 001-33071)	June 14, 2019
10.20.1*	Form of Notice of Stock Option Grant and Stock Option Agreement under the 2014 Equity Incentive Plan of the Registrant	Registration Statement on Form S-8 (File No. 333-196675)	June 11, 2014
10.20.2*	Form of Notice of Stock Unit Grant and Stock Unit Agreement under the 2014 Equity Incentive Plan of the Registrant	Registration Statement on Form S-8 (File No. 333-196675)	June 11, 2014
10.20.3*	Form of Notice of Stock Unit Grant and Stock Unit Agreement (Initial Director Grant) under the 2014 Equity Incentive Plan of the Registrant	Registration Statement on Form S-8 (File No. 333-196675)	June 11, 2014
10.20.4*	Form of Notice of Stock Unit Grant and Stock Unit Agreement (Annual Director Grant) under the 2014 Equity Incentive Plan of the Registrant	Registration Statement on Form S-8 (File No. 333-196675)	June 11, 2014
10.20.5	Form of Notice of Stock Option Grant and Stock Option Agreement (People’s Republic of China) under the 2014 Equity Incentive Plan of the Registrant	Registration Statement on Form S-8 (File No. 333-196675)	June 11, 2014
10.20.6	Form of Notice of Stock Unit Grant and Stock Unit Agreement (People’s Republic of China) under the 2014 Equity Incentive Plan of the Registrant	Registration Statement on Form S-8 (File No. 333-196675)	June 11, 2014
10.20.7*	Form of Notice of Stock Unit Grant and Stock Unit Agreement (Performance-Based Vesting) under the 2014 Equity Incentive Plan of the Registration	Current Report on Form 8-K (File No. 001-33071)	March 23, 2015
10.20.8*	Form of Notice of Stock Option Grant and Stock Option Agreement (Performance-Based Vesting) under the 2014 Equity Incentive Plan of eHealth, Inc.	Quarterly Report on Form 10-Q (File No. 001-33071)	August 8, 2016
10.20.9*	Form of Notice of Stock Unit Grant and Stock Unit Agreement (Performance-Based Vesting) under the 2014 Equity Incentive Plan of eHealth, Inc.	Quarterly Report on Form 10-Q (File No. 001-33071)	August 8, 2016

10.20.10*		Form of Stock Unit Grant and Stock Unit Agreement under the 2014 Equity Incentive Plan of eHealth, Inc.	Quarterly Report on Form 10-Q (File No. 001-33071)	August 6, 2021
10.21*		Form of Deferral Election Form for Newly Eligible Individual with Existing Awards	Quarterly Report on Form 10-Q (File No. 001-33071)	November 6, 2015
10.21.1*		Form of Deferral Election Form for Eligible Individual for Award to be Granted in the Next Calendar Year	Quarterly Report on Form 10-Q (File No. 001-33071)	November 6, 2015
10.22*		2020 Employee Stock Purchase Plan	Current Report on Form 8-K (File No. 001-33071)	June 15, 2020
10.23*		2021 Inducement Plan	Current Report on Form 8-K (File No. 001-33071)	September 23, 2021
10.23.1*		Form of Notice of Stock Option Grant and Stock Option Agreement under the 2021 Inducement Plan	Current Report on Form 8-K (File No. 001-33071)	September 23, 2021
10.23.2*		Form of Notice of Stock Option Grant and Stock Option Agreement (Performance-Based Vesting) under the 2021 Inducement Plan	Current Report on Form 8-K (File No. 001-33071)	September 23, 2021
10.23.3*		Form of Notice of Stock Unit Grant and Stock Unit Agreement under the 2021 Inducement Plan	Current Report on Form 8-K (File No. 001-33071)	September 23, 2021
10.23.4*		Form of Notice of Stock Unit Grant and Stock Unit Agreement (Performance-Based) Vesting under the 2021 Inducement Plan	Current Report on Form 8-K (File No. 001-33071)	September 23, 2021
21.1		List of Subsidiaries	Annual Report on Form 10-K (File No. 001-33071)	March 19, 2018
23.1	†	Consent of Independent Registered Public Accounting Firm
31.1	†	Certification of Francis Soistman, Chief Executive Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	†
Certification of Christine Janofsky, Chief Financial Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a‑14(a) and 15d‑14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	‡	Certification of Francis Soistman Chief Executive Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	‡	Certification of Christine Janofsky, Chief Financial Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	†	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	†	Inline XBRL Taxonomy Extension Schema Document
101.CAL	†	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	†	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	†	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	†	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		The cover page from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, formatted in Inline XBRL and contained in Exhibit 101

†    Filed herewith.
‡    Furnished herewith.
*    Indicates a management contract or compensatory plan or arrangement.