Form 10-Q
period 2022-03-31
eHealth, Inc.
filed 2022-05-06
CIK 1333493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of April 22, 2022 was 26,836,405 shares.

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

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
EHEALTH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, unaudited)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$220,563	$81,926
Short-term marketable securities	10,938	41,306
Accounts receivable	1,978	5,750
Contract assets – commissions receivable – current	204,237	254,821
Prepaid expenses and other current assets	11,825	23,784
Total current assets	449,541	407,587
Contract assets – commissions receivable – non-current	626,941	653,441
Property and equipment, net	11,106	12,105
Operating lease right-of-use assets	36,099	37,373
Restricted cash	3,239	3,239
Other assets	35,936	35,547
Total assets	$1,162,862	$1,149,292
Liabilities, convertible preferred stock, and stockholders’ equity
Current liabilities:
Accounts payable	$8,196	$13,750
Accrued compensation and benefits	18,501	16,458
Accrued marketing expenses	19,537	36,384
Lease liabilities – current	5,655	5,543
Other current liabilities	8,500	3,330
Total current liabilities	60,389	75,465
Long-term debt	64,989	—
Deferred income taxes – non-current	42,763	50,796
Lease liabilities – non-current	34,410	35,826
Other non-current liabilities	4,574	5,094
Total liabilities	207,125	167,181
Commitments and contingencies
Convertible preferred stock	239,810	232,592
Stockholders’ equity:
Common stock	39	39
Additional paid-in capital	762,212	755,875
Treasury stock, at cost	(199,998)	(199,998)
Retained earnings	153,253	193,213
Accumulated other comprehensive income	421	390
Total stockholders’ equity	715,927	749,519
Total liabilities, convertible preferred stock, and stockholders’ equity	$1,162,862	$1,149,292

The accompanying notes are an integral part of these condensed consolidated financial statements.

EHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands, except per share amounts, unaudited)

	Three Months Ended March 31,
	2022	2021
Revenue:
Commission	$93,850	$127,052
Other	11,400	7,162
Total revenue	105,250	134,214
Operating costs and expenses:
Cost of revenue	(127)	996
Marketing and advertising	58,454	50,874
Customer care and enrollment	42,164	34,162
Technology and content	19,663	23,163
General and administrative	19,987	23,054
Amortization of intangible assets	—	176
Restructuring and reorganization charges	4,823	2,431
Total operating costs and expenses	144,964	134,856
Loss from operations	(39,714)	(642)
Other income (expense), net	(1,021)	150
Loss before income taxes	(40,735)	(492)
Provision for (benefit from) income taxes	(7,993)	308
Net loss	(32,742)	(800)
Paid-in-kind dividends for preferred stock	(4,717)	—
Change in preferred stock redemption value	(2,501)	—
Net loss attributable to common stockholders:	$(39,960)	$(800)

Net loss per share attributable to common stockholders:
Basic and diluted	$(1.46)	$(0.03)
Weighted-average number of shares used in per share amounts:
Basic and diluted	27,278	26,620
Comprehensive income (loss):
Net loss	$(32,742)	$(800)
Unrealized holding gain (loss) for available for sales debt securities, net of tax	8	(16)
Foreign currency translation adjustment	23	(17)
Comprehensive loss	$(32,711)	$(833)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, unaudited)

Three Months Ended March 31, 2022
	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance as of December 31, 2021	38,704	$39	$755,875	12,016	$(199,998)	$193,213	$390	$749,519
Issuance of common stock in connection with equity incentive plans	176	—	1,054	—	—	—	—	1,054
Repurchase of shares to satisfy employee tax withholding obligations	—	—	(508)	37	—	—	—	(508)
Paid-in-kind dividend and accretion related to convertible preferred stock	—	—	—	—	—	(7,218)	—	(7,218)
Stock-based compensation	—	—	5,791	—	—	—	—	5,791
Other comprehensive income, net of tax	—	—	—	—	—	—	31	31
Net loss	—	—	—	—	—	(32,742)	—	(32,742)
Balance as of March 31, 2022	38,880	$39	$762,212	12,053	$(199,998)	$153,253	$421	$715,927

Three Months Ended March 31, 2021
	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance as of December 31, 2020	37,755	$38	$721,013	11,831	$(199,998)	$316,155	$350	$837,558
Issuance of common stock in connection with equity incentive plans	238	—	285	—	—	—	—	285
Repurchase of shares to satisfy employee tax withholding obligations	—	—	(5,037)	81	—	—	—	(5,037)
Stock-based compensation	—	—	11,952	—	—	—	—	11,952
Other comprehensive income, net of tax	—	—	—	—	—	—	(33)	(33)
Net loss	—	—	—	—	—	(800)	—	(800)
Balance as of March 31, 2021	37,993	$38	$728,213	11,912	$(199,998)	$315,355	$317	$843,925

The accompanying notes are an integral part of these condensed consolidated financial statements.

EHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Three Months Ended March 31,
	2022	2021
Operating activities:
Net loss	$(32,742)	$(800)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	946	1,138
Amortization of internally developed software	3,832	2,806
Amortization of intangible assets	—	176
Stock-based compensation expense	5,285	11,402
Deferred income taxes	(8,032)	(570)
Other non-cash items	215	420
Changes in operating assets and liabilities:
Accounts receivable	3,773	(48)
Contract assets – commissions receivable	77,142	50,635
Prepaid expenses and other assets	12,418	4,225
Accounts payable	(5,525)	(25,826)
Accrued compensation and benefits	2,042	4,088
Accrued marketing expenses	(16,848)	(6,712)
Deferred revenue	(223)	570
Accrued expenses and other liabilities	4,829	1,305
Net cash provided by operating activities	47,112	42,809
Investing activities:
Capitalized internal-use software and website development costs	(4,205)	(3,242)
Purchases of property and equipment and other assets	(55)	(1,899)
Purchases of marketable securities	(3,938)	(7,771)
Proceeds from redemption and maturities of marketable securities	34,319	23,409
Net cash provided by investing activities	26,121	10,497
Financing activities:
Net proceeds from debt financing	64,862	—
Net proceeds from exercise of common stock options and employee stock purchases	1,054	285
Repurchase of shares to satisfy employee tax withholding obligations	(508)	(5,037)
Principal payments in connection with leases	(35)	(38)
Net cash provided by (used in) financing activities	65,373	(4,790)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	31	(25)
Net increase in cash, cash equivalents and restricted cash	138,637	48,491
Cash, cash equivalents and restricted cash at beginning of period	85,165	47,113
Cash, cash equivalents and restricted cash at end of period	$223,802	$95,604

 The accompanying notes are an integral part of these condensed consolidated financial statements.

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 – Summary of Business and Significant Accounting Policies

Description of Business – eHealth, Inc. (the “Company,” “eHealth,” “we” or “us”) is a leading health insurance marketplace with a technology and service platform that provides consumer engagement, education and health insurance enrollment solutions. Our mission is to connect every person with the highest quality, most affordable health insurance and Medicare plans for their life circumstances. Our platform integrates proprietary and third-party developed educational content regarding health insurance plans with decision support tools to aid consumers in what has traditionally been a confusing and opaque health insurance purchasing process, and to help them obtain the health insurance products that meet their individual health and economic needs. Our omnichannel consumer engagement platform enables consumers to use our services online, through interactive chat, or by telephone with a licensed insurance agent. We have created a marketplace that offers consumers a broad choice of insurance products that includes thousands of Medicare Advantage, Medicare Supplement, Medicare Part D prescription drug, individual and family, small business and other ancillary health insurance products from approximately 200 health insurance carriers across all fifty states and the District of Columbia.

Basis of Presentation – The accompanying condensed consolidated balance sheet as of March 31, 2022, the condensed consolidated statements of comprehensive loss and stockholders’ equity for the three months ended March 31, 2022 and 2021, and the condensed consolidated statements of cash flows for the three months ended March 31, 2022 and 2021 are unaudited. The condensed consolidated balance sheet data as of December 31, 2021 was derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the Securities and Exchange Commission on March 1, 2022. The accompanying financial statements and related notes should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K.

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

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2021 and include all adjustments necessary for the fair presentation of our financial position as of March 31, 2022 and December 31, 2021, and our results of operations for the periods presented. The results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for any subsequent period or for the year ending December 31, 2022 and therefore should not be relied upon as an indicator of future results.

Subsequent to the issuance of our consolidated financial statements for the year ended December 31, 2020, we identified certain errors, including a $3.0 million under-recognition of stock-based compensation expense and a $1.5 million over-recognition of licensing costs for the year ended December 31, 2020. We adjusted for these items in the first quarter of 2021 and the adjustments reduced our net loss by approximately $1.5 million, or $0.06 per basic and diluted share in our Condensed Consolidated Statement of Comprehensive Loss for the three months ended March 31, 2021. These items also reduced our net loss by approximately $1.5 million, or $0.06 per basic and diluted share, on our Condensed Consolidated Statement of Comprehensive Loss for the three months ended March 31, 2021. We evaluated the effects of these out-of-period adjustments, both qualitatively and quantitatively, and concluded that the errors and the correction thereof were immaterial both individually and in the aggregate to the current reporting period and the periods in which they originated, including quarterly reporting.

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Significant Accounting Policies, Estimates and Judgments – The preparation of condensed consolidated financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported and disclosed in the condensed consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates, including those related to, but not limited to, the useful lives of intangible assets, fair value of investments, recoverability of intangible assets, the commissions we expect to collect for each approved member cohort, valuation allowance for deferred income taxes, provision (benefit) for income taxes and the assumptions used in determining stock-based compensation. We base our estimates of the carrying value of certain assets and liabilities on historical experience and on various other assumptions that we believe to be reasonable. Actual results may differ from these estimates. There have been no material changes to our significant accounting policies discussed in our Annual Report on Form 10-K for the year ended December 31, 2021.

Seasonality – Open enrollment periods drive the seasonality of our business. A greater number of our Medicare-related health insurance plans are sold in our fourth quarter during the Medicare annual enrollment period when Medicare-eligible individuals are permitted to change their Medicare Advantage and Medicare Part D prescription drug coverage for the following year. As a result, our Medicare plan-related commission revenue is highest in our fourth quarter. Our Medicare plan-related commission revenue is also elevated in the first quarter compared to the second and third quarters as a result of the reintroduction of the Medicare Advantage open enrollment period in the first quarter of 2019. Any changes to or additional enrollment periods may change the seasonality of our business.

The majority of our individual and family health insurance plans are sold in the fourth quarter during the annual open enrollment period as defined under the federal Patient Protection and Affordable Care Act and related amendments in the Health Care and Education Reconciliation Act. In the states where the Federally Facilitated marketplace operates as the state health insurance exchange, individuals and families generally are not able to purchase individual and family health insurance outside of the annual enrollment period, unless they qualify for a special enrollment period as a result of certain qualifying events, such as losing employer-sponsored health insurance or moving to another state. Extended open enrollment or special enrollment periods may change the seasonality of our individual and family health insurance business. For example, the COVID-related special enrollment period which ended on August 15, 2021 caused increased commission revenue from the sale of individual and family health insurance plans outside of the open enrollment period.

Recently Adopted Accounting Pronouncements

We did not adopt any new accounting pronouncements during the three months ended March 31, 2022.

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 2 – Revenue

Disaggregation of Revenue – The table below depicts the disaggregation of revenue by product and is consistent with how we evaluate our financial performance (in thousands):

	Three Months Ended March 31,
	2022	2021
Medicare
Medicare Advantage	$78,130	$103,525
Medicare Supplement	6,120	8,222
Medicare Part D	1,460	1,736
Total Medicare	85,710	113,483
Individual and Family (1)
Non-Qualified Health Plans	1,610	3,367
Qualified Health Plans	1,516	2,100
Total Individual and Family	3,126	5,467
Ancillary
Short-term	1,343	1,756
Dental	831	1,728
Vision	243	205
Other	414	35
Total Ancillary	2,831	3,724
Small Business	3,483	3,223
Commission Bonus and Other	(1,300)	1,155
Total Commission Revenue	93,850	127,052
Other Revenue
Sponsorship and Advertising Revenue	10,645	5,814
Other	755	1,348
Total Other Revenue	11,400	7,162
Total Revenue	$105,250	$134,214
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

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Commission revenue by segment is presented in the table below (in thousands):

	Three Months Ended March 31,
	2022	2021
Medicare
Commission Revenue from Members Approved During the Period	$84,283	$114,678
Net Commission Revenue from Members Approved in Prior Periods(1)	51	14
Total Medicare Segment Commission Revenue	$84,334	$114,692
Individual, Family and Small Business
Commission Revenue from Members Approved During the Period	$6,042	$6,395
Commission Revenue from Renewals of Small Business Members During the Period (2)	3,037	2,687
Net Commission Revenue from Members Approved in Prior Periods(1)	437	3,278
Total IFP/SMB Segment Commission Revenue	$9,516	$12,360

Total Commission Revenue from Members Approved During the Period (1)	$90,325	$121,073
Commission Revenue from Renewals of Small Business Members During the Period	3,037	2,687
Total Net Commission Revenue from Members Approved in Prior Periods (1)(2)	488	3,292
Total Commission Revenue	$93,850	$127,052
_____________

(1)These amounts reflect our revised estimates of cash collections for certain members approved prior to the relevant reporting period that are recognized as adjustments to revenue within the relevant reporting period. The net adjustment revenue includes both increases in revenue for certain prior period cohorts as well as reductions in revenue for certain prior period cohorts.
(2)The impacts of total net commission revenue from members approved in prior periods were $0.02 and $0.12 per basic and diluted share, for the three months ended March 31, 2022 and 2021, respectively.
There were no reductions to revenue from members approved in prior periods for the three months ended March 31, 2022 and $0.9 million for the three months ended March 31, 2021. These reductions to revenue primarily related to the Individual, Family and Small Business segment.

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

Our cash, cash equivalent and restricted cash balances are summarized as follows (in thousands):

	March 31, 2022	December 31, 2021
Cash	$91,414	$33,253
Cash equivalents	129,149	48,673
Cash and cash equivalents	220,563	81,926
Restricted cash	3,239	3,239
Total cash, cash equivalents and restricted cash	$223,802	$85,165

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
As of March 31, 2022 and December 31, 2021, we had $3.2 million of restricted cash which was classified as a non-current asset on our Condensed Consolidated Balance Sheets. This amount collateralizes letters of credit related to certain lease commitments.

Contract Assets and Accounts Receivable

We do not require collateral or other security for our contract assets and accounts receivable. We believe the potential for collection issues with any of our customers was minimal as of March 31, 2022.

We estimate an allowance for credit losses using relevant available information from internal and external sources, related to past events, current conditions, and reasonable and supportable forecasts. Specifically, for the purpose of measuring the probability of default parameters, we utilize Capital IQ’s, Standard & Poor’s and Moody’s analytics. Our estimates of loss given default are determined by using our historical collections data as well as historical information obtained through our research and review of other insurance related companies. Our estimated exposure at default is determined by applying these internal and external data sources to our commission receivable balances. As such, we apply an immediate reversion method and revert to historical loss information when computing our credit loss exposure. Credit loss expenses are assessed quarterly and included in general and administrative expense on our Condensed Consolidated Statement of Comprehensive Loss. There were no write-offs during the three month periods ended March 31, 2022 and 2021.

We considered the impact of recent events and global economic conditions when evaluating the appropriate adjustments to our allowance for credit losses as of March 31, 2022. We also considered the current and expected future economic and market conditions surrounding the COVID-19 pandemic.

The change in the allowance for credit losses for the three months ended March 31, 2022 is summarized as follows (in thousands):

Beginning balance	$2,198
Change in allowance	(59)
Ending balance	$2,139

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Our contract assets – commission receivable activities, net of credit loss allowances are summarized as follows (in thousands):

	Three Months Ended March 31, 2022
	Medicare Segment	IFP/SMB Segment	Total
Beginning balance	$837,474	$70,788	$908,262
Commission revenue from members approved during the period	84,283	6,042	90,325
Commission revenue from renewals of small business members during the period	—	3,037	3,037
Net commission revenue from members approved in prior periods	51	437	488
Cash receipts	(159,443)	(11,550)	(170,993)
Net change in credit loss allowance	54	5	59
Ending balance	$762,419	$68,759	$831,178

	Three Months Ended March 31, 2021
	Medicare Segment	IFP/SMB Segment	Total
Beginning balance	$739,637	$52,768	$792,405
Commission revenue from members approved during the period	114,678	6,395	121,073
Commission revenue from renewals of small business members during the period	—	2,687	2,687
Net commission revenue from members approved in prior periods	14	3,278	3,292
Cash receipts	(165,520)	(12,012)	(177,532)
Net change in credit loss allowance	(72)	(6)	(78)
Ending balance	$688,737	$53,110	$741,847

Credit Risk

Our financial instruments that are exposed to concentrations of credit risk principally consist of cash, cash equivalents, marketable securities, contract assets – commissions receivable, and accounts receivable. We invest our cash and cash equivalents with major banks and financial institutions and such investments are in excess of federally insured limits. We also have deposits with major banks in China that are denominated in both U.S. dollars and Chinese Yuan Renminbi and are not insured by the U.S. federal government. The deposits in China were $4.2 million as of March 31, 2022. See Note 4 – Fair Value Measurements for more information regarding our marketable securities.

We do not require collateral or other security for either our contract assets or accounts receivable. Carriers that represented 10% or more of our total contract assets, commission receivable, and accounts receivable balances are summarized as of the dates presented below:

	March 31, 2022	December 31, 2021
Humana	26%	25%
UnitedHealthCare (1)	24%	23%
Aetna (1)	17%	17%
Centene (1)	9%	10%
_____________

(1)Percentages include the carriers' subsidiaries.

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Prepaid Expenses and Other Current Assets – Our prepaid expenses and other current assets are summarized as of the periods presented as follows (in thousands):

	March 31, 2022	December 31, 2021
Prepaid maintenance contracts	$6,052	$6,246
Prepaid licenses	2,149	3,076
Prepaid expenses	1,837	11,379
Prepaid insurance	1,431	2,161
Others	356	922
Prepaid expenses and other current assets	$11,825	$23,784

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

Our financial assets measured at fair value on a recurring basis are summarized below by their classification within the fair value hierarchy as of the dates presented below (in thousands):

	March 31, 2022
	Carrying Value	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents
Money market funds	$17,186	$17,186	$—	$—	$17,186
Commercial paper	111,964	—	111,964	—	111,964
Short-term marketable securities
Commercial paper	10,938	—	10,938	—	10,938
Total assets measured at fair value	$140,088	$17,186	$122,902	$—	$140,088

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	December 31, 2021
	Carrying Value	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents
Money market funds	$9,217	$9,217	$—	$—	$9,217
Commercial paper	39,456	—	39,456	—	39,456
Short-term marketable securities
Commercial paper	38,801	—	38,801	—	38,801
Corporate bond	2,505	—	2,505	—	2,505
Total assets measured at fair value	$89,979	$9,217	$80,762	$—	$89,979

As of March 31, 2022, our cash equivalents consisted of money market funds and commercial paper with original maturity of 90 days or less were classified as Level 1 and 2, respectively. We endeavor to utilize the best available information in measuring fair value. We used observable prices in active markets in determining the classification of our money market funds as Level 1. Our Level 2 assets consisted of available for sale marketable securities, which included commercial paper, agency bonds, and a corporate bond with maturities of less than one year. We classify our marketable debt securities within Level 2 in the fair value hierarchy, because we use quoted market prices to the extent available or alternative pricing sources and models utilizing market observable inputs to determine fair value. Our portfolio primarily consisted of financial instruments with a credit rating of AA or equivalent by S&P Rating and Moody's Investor Services. There were no transfers between the hierarchy levels during either the three months ended March 31, 2022 or the year ended December 31, 2021.

The following table summarizes our cash equivalents and available-for-sale debt securities by contractual maturity (in thousands):

	As of March 31, 2022
	Amortized Cost	Fair Value
Due in 1 year	$140,089	$140,088

Unrealized gains and losses on available-for-sale debt securities that are not credit related are included in accumulated other comprehensive income and summarized as follows as of March 31, 2022 (in thousands):

	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash equivalents
Money market funds	$17,186	$—	$—	$17,186
Commercial paper	111,964	5	(5)	111,964
Short-term marketable securities
Commercial paper	10,939	1	(2)	10,938
Total	$140,089	$6	$(7)	$140,088

As of March 31, 2022, we had 31 securities in net loss positions and their unrealized losses were immaterial individually and in aggregate. We did not record any credit losses regarding our available-for-sale debt securities during the three months ended March 31, 2022. We do not intend to sell these securities and it is more likely than not that we will not be required to sell these securities before the recovery of their amortized cost basis.

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 5 – Equity

2021 Inducement Plan – On September 22, 2021, the Company adopted an inducement plan (the “2021 Inducement Plan”), pursuant to which the Company reserved 410,000 shares of its common stock (subject to customary adjustments in the event of a change in capital structure of the Company) to be used exclusively for grants of awards to individuals who were not previously employees or directors of the Company, other than following a bona fide period of non-employment, as an inducement material to the individual's entry into employment with the Company within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules (“Nasdaq Rules”). In March 2022, the Company amended and restated the 2021 Inducement Plan to reserve an additional 500,000 shares of its common stock. The 2021 Inducement Plan and its amendment were approved by the Company's board of directors (the “Board”) without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Rules, and the terms and conditions of the 2021 Inducement Plan and awards to be granted thereunder are substantially similar to the Company's stockholder-approved Amended and Restated 2014 Equity Incentive Plan. As of March 31, 2022, 390,584 shares were issued under the 2021 Inducement Plan.

Stock Repurchase Programs – We had no stock repurchase activity during the three months ended March 31, 2022. In addition to 10.7 million shares repurchased under our previous repurchase programs, we have in treasury 1.4 million shares as of March 31, 2022 that were previously surrendered by employees to satisfy tax withholding due in connection with the vesting of certain restricted stock units. As of March 31, 2022 and December 31, 2021, we had a total of 12.1 million shares and 12.0 million shares, respectively, held in treasury.

For accounting purposes, common stock repurchased under our stock repurchase programs is recorded based upon the settlement date of the applicable trade. Such repurchased shares are held in treasury and are presented using the cost method.

Stock-Based Compensation Expense – Our stock-based compensation expense is summarized as follows by award types (in thousands):

	Three Months Ended March 31,
	2022	2021
Restricted stock units*	$4,706	$10,719
Common stock options	257	180
Employee stock purchase plan	322	503
Total stock-based compensation expense	$5,285	$11,402
_________

*    Amounts include market-based and performance-based restricted stock units.

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The following table summarizes stock-based compensation expense by operating function for the periods presented below (in thousands):

	Three Months Ended March 31,
	2022	2021
Marketing and advertising	$313	$2,485
Customer care and enrollment	454	469
Technology and content	1,850	2,743
General and administrative	2,668	5,705
Total stock-based compensation expense	$5,285	$11,402
Amount capitalized for internal-use software	506	550
Total stock-based compensation	$5,791	$11,952

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

Board Nomination Rights – H.I.G. is entitled to nominate one individual for election to the Board so long as it continues to own at least 30% of the common stock issuable or issued upon conversion of the Series A preferred stock originally issued to it in the private placement. H.I.G. also has the right to nominate an additional individual to the Board if the Company fails to maintain certain levels of commissions receivable and liquidity.

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

Covenants and Liquidity Requirements – As long as H.I.G. continues to own at least 30% of the Series A preferred stock originally issued to it in the private placement, the consent of H.I.G. will be required for the Company to incur certain indebtedness and to take certain other corporate actions as set forth in the Company's investment agreement with H.I.G. entered into on February 17, 2021 (the “Investment Agreement”). In addition, the Company is required to maintain an asset coverage ratio (as defined in the Investment Agreement) of at least 2x, which increases to 2.5x 30 months after the date of the Investment Agreement. Additionally, the Investment Agreement requires the Company to maintain a minimum liquidity amount (as defined in the Investment Agreement) for certain periods that ranges from $65 million to $125 million. If the Company fails to maintain the minimum asset coverage ratio or minimum liquidity amount as of a certain date or for a certain time period required by the Investment Agreement and H.I.G continues to own at least 30% of the Series A preferred stock originally issued to it in the private placement, H.I.G will have the right to nominate an additional director to the Board, and the consent of H.I.G. will be required to approve the Company's annual budget, hire or terminate certain key executives, and incur certain indebtedness as outlined in the Investment Agreement. H.I.G. will no longer have these additional board nomination and consent rights if the Company is able to satisfy the minimum liquidity amount requirements in the Investment Agreement for any subsequent 12 consecutive months.

Our Series A preferred stock is considered temporary equity in our condensed consolidated financial statements. We have determined there are no material embedded features that require recognition as a derivative asset or liability. We recognized the Series A preferred stock at its stated amount less issuance costs of $11.0 million, or $214.0 million.

As of March 31, 2022, the estimated Series A preferred stock redemption value equals 135% of the Accrued Value per share as of the redemption date, plus any accrued and unpaid dividends, which is significantly in excess of the fair value of the common stock into which the Series A preferred stock is convertible as of March 31, 2022.

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
We have elected to apply the accretion method to adjust the carrying value of the Series A preferred stock to its redemption value at the earliest date of redemption, April 30, 2027. Amounts recognized to accrete the Series A preferred stock to its estimated redemption value are treated as a deemed dividend and are recorded as a reduction to retained earnings. The estimated redemption value will vary in subsequent periods due to the redemption put right described above and we have elected to recognize such changes prospectively. No shares of Series A preferred stock have been converted and the Series A preferred stock was convertible into approximately 3.0 million shares of common stock as of March 31, 2022.

The following table summarizes the proceeds and changes to our Series A preferred stock (in thousands):

Gross proceeds	$225,000
Less: issuance costs	(10,975)
Net proceeds	$214,025

Balance as of Closing Date	$214,025
Accrued paid-in-kind dividends	12,206
Change in preferred stock redemption value	6,361
Balance as of December 31, 2021	$232,592
Accrued paid-in-kind dividends	4,717
Change in preferred stock redemption value	2,501
Balance as of March 31, 2022	$239,810

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

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The following table sets forth the computation of basic and diluted net loss attributable to common stockholders per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2022	2021
Numerator:
Net loss attributable to common stockholders:	$(39,960)	$(800)
Denominator:
Shares used in per share calculation – basic	27,278	26,620
Dilutive effect of common stock	—	—
Shares used in diluted share calculation	27,278	26,620
Net loss attributable to common stockholders per share – basic and diluted	$(1.46)	$(0.03)

For each of the three months ended March 31, 2022 and 2021, we had securities outstanding that could potentially dilute per share amounts, but the shares from the assumed conversion or exercise of these securities were excluded in the computation of diluted net loss per share as their effect would have been anti-dilutive. The number of outstanding anti-dilutive shares that were excluded from the computation of diluted net loss per share consisted of the following (in thousands):

	Three Months Ended March 31,
	2022	2021
Convertible preferred stock	2,981	—
Restricted stock units	1,548	1,090
Common stock options	279	363
ESPP	53	7
Total	4,861	1,460

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

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Our future minimum payments under non-cancellable contractual service and licensing obligations as of March 31, 2022 (in thousands):

For the Years Ending December 31,
Remainder of 2022	$8,258
2023	8,370
2024	2,470
2025	229
2026	—
Thereafter	—
Total	$19,327

Operating Leases

Refer to Note 10 – Leases for commitments related to our operating leases.

Contingencies

From time to time, we receive inquiries from governmental bodies and also may be subject to various legal proceedings and claims arising in the ordinary course of business. We assess contingencies to determine the degree of probability and range of possible loss for potential accrual in our condensed consolidated financial statements. An estimated loss contingency is accrued in the condensed consolidated financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. There was no material litigation-related accrual during the three months ended March 31, 2022. Legal proceedings or other contingencies could result in material costs, even if we ultimately prevail.

Legal Proceedings

Securities Class Action – On April 8, 2020 and April 30, 2020, two purported class action lawsuits were filed against the Company, its then-chief executive officer, Scott N. Flanders, its then-chief financial officer, Derek N. Yung, and its then-chief operating officer, David K. Francis in the United States District Court for the Northern District of California. The cases are captioned Patel v. eHealth, Inc., et al., Case No. 5:20-cv-02395 (N.D. Cal.) and Bertrand v. eHealth, Inc. et al., Case No. 4:20-cv-02967 (N.D. Cal.). The complaints allege, among other things, that the Company and Messrs. Flanders, Yung and Francis made materially false and misleading statements and/or failed to disclose material information regarding the Company's accounting and modeling assumptions, rate of member churn and the Company's profitability during the alleged class period of March 19, 2018 to April 7, 2020. The complaints allege that we and Messrs. Flanders, Yung and Francis violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaints seek compensatory and (in the Patel lawsuit) punitive damages, attorneys’ fees and costs, and such other relief as the court deems proper. On June 24, 2020, the Court consolidated the above-referenced matters under the caption In re eHealth Securities Litig., Master File No. 4:20-cv-02395-JST (N.D. Cal.). The Court also appointed a lead plaintiff and lead counsel for the consolidated matter. An Amended Complaint was filed on August 25, 2020, which Defendants moved to dismiss on October 23, 2020. Defendants’ motion, which Plaintiff opposed, was granted in part and denied in part on August 12, 2021. The Court dismissed Plaintiff's claims to the extent premised upon alleged misrepresentations or omissions relating to churn, but denied Defendants' motion with respect to alleged misstatements regarding purported operating costs. On October 1, 2021, the Company filed an Answer denying in part and admitting in part the remaining allegations, and denying any wrongdoing. On November 11, 2021, Plaintiff’s counsel filed a suggestion of death with respect to the lead plaintiff Billy White. The parties stipulated to a schedule for the lead plaintiff process to be re-opened, which was so-ordered by the Court on January 10, 2022. Plaintiff’s counsel published notice regarding the appointment of a new lead plaintiff on January 17, 2022. On March 18, 2022, several motions were filed by class members seeking appointment as lead plaintiff. The lead plaintiff motions are presently set to be heard on May 12, 2022.

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Derivative Actions – On July 7, 2020 and October 13, 2020, two derivative lawsuits were filed against the Company's then-chief executive officer, Mr. Flanders, its then-chief financial officer, Mr. Yung, its then-chief operating officer, Mr. Francis, and the then-current members of the Board (collectively, the “Individual Defendants”), in the United States District Court for the Northern District of California and the Superior Court of California, County of Santa Clara. The cases are captioned Chernet v. Flanders et al., Case No. 3:20-cv-04477-SK (N.D. Cal.), and Lincolnshire Police Pension Fund v. Flanders et al., Case No. 20CV371555 (Cal. Super. Ct.), and also name the Company as a nominal defendant. A third derivative lawsuit was filed against the same defendants on October 5, 2021 in the United States District Court for the Northern District of California, captioned Badwal v. Flanders et al., Case No. 4:21-cv-07795 (N.D. Cal.). The complaints allege, among other things, that the Individual Defendants made or caused the Company to make materially false and misleading statements and/or failed to disclose material information regarding our accounting and modeling assumptions, rate of member churn, profitability, and internal controls for the period of March 2018 through the present. The Chernet and Lincolnshire complaints purport to assert claims for breach of fiduciary duty, unjust enrichment and waste of corporate assets. The Chernet lawsuit also alleges that the Individual Defendants violated Sections 14(a), 10(b), and 20(a) of the Securities Exchange Act of 1934, and asserts claims for abuse of control and gross mismanagement. The Badwal complaint purports to assert a claim for breach of fiduciary duty, an insider trading claim, and violations of Section 14(a), 10(b) and 21D of the Securities Exchange Act of 1934. The Chernet and Lincolnshire complaints seek damages, restitution, attorneys’ fees and costs, and certain measures with respect to the Company's corporate governance and internal procedures, and (in the Lincolnshire lawsuit) equitable and/or injunctive relief. The Badwal complaint seeks damages, declaratory relief, corporate governance measures, equitable and injunctive relief, restitution and disgorgement, and attorneys' fees and costs. On August 10, 2020, the parties filed a Stipulation and Proposed Order in the Chernet matter to stay the action until and through the resolution of the Defendants' anticipated motion to dismiss the consolidated securities class action, and filed a similar stipulation in the Lincolnshire matter on December 11, 2020. The Chernet stipulation was granted by the Court on August 12, 2020 and the Lincolnshire stipulation on December 11, 2020. In December 2021, the parties entered into a stipulation to further stay the Badwal and Chernet actions pending the appointment of a lead plaintiff in the consolidated action, which was so ordered by the Court on December 14, 2021.

Note 9 – Segment and Geographic Information

Operating Segments

We report segment information based on how our chief executive officer, who is our chief operating decision maker ("CODM"), regularly reviews our operating results, allocates resources and makes decisions regarding our business operations. The performance measures of our segments include total revenue and profit. Our business structure is comprised of two operating segments: Medicare and Individual, Family and Small Business. Please refer to Note 1 – Summary of Business and Significant Accounting Policies of the Notes to Consolidated Financial Statements in Part II, Item 8 of the Annual Report on Form 10-K for the year ended December 31, 2021 for our accounting policies relating to operating segments.

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The results of our operating segments are summarized for the periods presented below (in thousands):

	Three Months Ended March 31,
	2022	2021
Revenue:
Medicare	$95,067	$121,021
Individual, Family and Small Business	10,183	13,193
Total revenue	$105,250	$134,214
Segment profit (loss)
Medicare segment profit (loss)	$(14,817)	$24,545
Individual, Family and Small Business segment profit	5,254	8,052
Segment profit (loss)	(9,563)	32,597
Corporate	(15,265)	(15,286)
Stock-based compensation expense	(5,285)	(11,402)
Depreciation and amortization	(4,778)	(3,944)
Amortization of intangible assets	—	(176)
Restructuring and reorganization charges	(4,823)	(2,431)
Other income (expense), net	(1,021)	150
Loss before income taxes	$(40,735)	$(492)

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

Geographic Information

Our long-lived assets primarily consist of property and equipment and internally-developed software. Our long-lived assets are attributed to the geographic location in which they are located. Long-lived assets by geographical area are summarized as follows (in thousands):

	March 31, 2022	December 31, 2021
United States	$44,573	$45,134
China	547	595
Total	$45,120	$45,729

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Significant Customers

Substantially all revenue for the three months ended March 31, 2022 and 2021 was generated from customers located in the United States. Carriers representing 10% or more of our total revenue are summarized as follows:

	Three Months Ended March 31,
	2022	2021
Humana	27%	17%
UnitedHealthCare (1)	15%	22%
Centene (1)	14%	12%
Aetna (1)	11%	21%
__________

(1)Percentages include the carriers' subsidiaries.

Note 10 – Leases

Our leases have remaining lease terms of 1 to 8 years. Certain of these leases have free or escalating rent payment provisions. We recognize lease expense on a straight-line basis over the terms of the leases, although actual cash payment obligations under certain of these agreements fluctuate over the terms of the agreements. Most leases include options to renew, and the exercise of these options is at our discretion.

Total operating lease expenses were $1.9 million and $2.0 million for the three months ended March 31, 2022 and 2021, respectively and sublease income was immaterial for both periods.

Supplemental information related to leases are as follows (dollars in thousands):

	March 31, 2022	December 31, 2021
Weighted-average remaining lease term of operating leases	6.1 years	6.3 years
Weighted-average discount rate used to recognize operating lease right-of-use-assets	5.4%	5.4%
	Three Months Ended March 31,
	2022	2021
Operating lease expense	$1,912	$1,986
Cash outflows related to operating leases	1,953	1,900

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
As of March 31, 2022, maturities of operating lease liabilities are as follows (in thousands):

Year ending December 31,
Remainder of 2022	$5,744
2023	8,029
2024	7,828
2025	8,004
2026	6,734
Thereafter	12,827
Total lease payments (1)	49,166
Less imputed interest	(9,101)
Total	$40,065
____________

(1)Noncancellable sublease income for the remainder of 2022 and year ending December 31, 2023 of $0.3 million and $0.4 million, respectively, is not included in the table above.

Note 11 — Restructuring and Reorganization

Our restructuring and reorganization costs and liabilities consist primarily of severance, transition and other related costs. The following table summarizes the cash-based restructuring and reorganization related liabilities (in thousands):

Three Months Ended March 31, 2022
Beginning balance	$146
Restructuring and reorganization charges	4,823
Payments	(1,565)
Ending balance	$3,404

In the first quarter of 2022, we recorded pre-tax restructuring charges of $4.8 million related to the elimination of 339 full-time positions that was completed in April 2022. The reduction represented approximately 14% of our workforce, primarily within our customer care and enrollment group, and to a lesser extent, in our marketing and advertising, technology and content, and general and administrative groups. The expense was primarily related to employee termination benefits. Substantially all of the restructuring charges will be settled in cash. No equity awards were modified. As of March 31, 2022, we recorded a restructuring accrual of $3.4 million in other current liabilities on our Condensed Consolidated Balance Sheet.

In September 2021, we announced the transition of our chief executive officer. Mr. Scott Flanders resigned as a member of our Board and chief executive officer, effective October 31, 2021. We recognized $2.4 million in severance costs related to his separation for the year ended December 31, 2021. Stock-based compensation expense for the year ended December 31, 2021 was impacted by a $4.1 million credit related to forfeited equity awards due to Mr. Flanders' separation, which was included in general and administrative expenses on our Condensed Consolidated Statement of Comprehensive Loss.

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

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
to employee termination benefits. Substantially all of the restructuring charges resulted in cash expenditures. The restructuring activities were completed by March 31, 2021.

Note 12 – Debt

We entered into a term loan credit agreement (the "Term Loan Credit Agreement") with Blue Torch Finance LLC, as administrative agent and collateral agent, and other lenders party thereto on February 28, 2022. The Term Loan Credit Agreement provides for a $70.0 million secured term loan credit facility. We terminated our credit agreement with Royal Bank of Canada ("RBC"), pursuant to which we had an up to $75 million revolving credit facility, in connection with entering into the Term Loan Credit Agreement. As of December 31, 2021, there was $0.4 million of unamortized issuance costs related to the RBC credit agreement recorded in other assets in our Condensed Consolidated Balance Sheet. As a result of the termination of our credit agreement with RBC, we wrote-off our remaining related debt issuance cost of $0.4 million in the first quarter of 2022. We had no outstanding borrowings under our agreement with RBC at the time of termination.

The proceeds of the loans under the Term Loan Credit Agreement may be used for working capital and general corporate purposes, to refinance our credit agreement with RBC and to pay fees and expenses in connection with the entry into the Term Loan Credit Agreement. The term loan bears interest, upon our option, at either a rate based on the London Interbank Offered Rate ("LIBOR") for the applicable interest period or a base rate, in each case plus a margin. The base rate is the highest of the prime rate, the federal funds rates plus 0.50% and one month adjusted LIBOR plus 1.0%. The margin is 7.50% for LIBOR loans and 6.50% for base rate loans and the Term Loan Credit Agreement includes customary "fallback" provisions with respect to potential transition from the LIBOR. Furthermore, as part of the agreement, we will incur a $0.3 million fee per annum, payable annually. The outstanding obligations under the Term Loan Credit Agreement are payable in full on the maturity date. The Term Loan Credit Agreement matures in February 2025. We have the right to prepay the loans under the Term Loan Credit Agreement in whole or in part at any time, subject, in the case of certain mandatory prepayments or any voluntary prepayment of the loans under the Term Loan Credit Agreement after February 28, 2023, to an exit fee. Our obligations under the Term Loan Credit Agreement are guaranteed by certain of our material domestic subsidiaries and substantially all of our assets and the assets of such guarantors, in each case, subject to customary exclusion. We are obligated to pay administration fees with the Term Loan Credit Agreement.

Financial covenants in the Term Loan Credit Agreement require that we maintain Liquidity (as defined in the Term Loan Credit Agreement) at or above $25.0 million as of the last calendar day of any month. The Term Loan Credit Agreement also requires that the outstanding amount as of any day be less than 50% of our total contract assets - commissions receivables (i.e., both current and non-current commissions receivables). As of March 31, 2022, we were in compliance with our loan covenants.

In the first quarter of 2022, we obtained a $70.0 million secured term loan under our Term Loan Credit Agreement. We incurred closing costs totaling $5.1 million, which were recorded as a direct deduction from the face of the loan on our Condensed Consolidated Balance Sheet. There was $5.0 million of unamortized issuance costs as of March 31, 2022. The carrying value of the loan was $65.0 million as of March 31, 2022.

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 13 – Income Taxes

The following table summarizes our benefit from income taxes and our effective tax rates for the periods presented below (in thousands, except effective tax rate):

	Three Months Ended March 31,
	2022	2021
Loss before income taxes	$(40,735)	$(492)
Provision for (benefit from) income taxes	(7,993)	308
Effective tax rate	19.6%	(62.6)%

For the three months ended March 31, 2022, we recognized a benefit from income taxes of $8.0 million, representing an effective tax rate of 19.6% which was lower than the statutory federal tax rate due primarily to stock-based compensation adjustments and non-deductible lobbying expenses, partially offset by research and development credits and state taxes. For the three months ended March 31, 2021, we recognized provision for income taxes of $0.3 million, representing an effective tax rate of (62.6)%, respectively, which was lower than the statutory federal tax rate due primarily to one-time state tax adjustments.

Assessing the realizability of our deferred tax assets is dependent upon several factors, including the likelihood and amount, if any, of future taxable income in relevant jurisdictions during the periods in which those temporary differences become deductible. We forecast taxable income by considering all available positive and negative evidence, including our history of operating income and losses and our financial plans and estimates that we use to manage the business. These assumptions require significant judgment about future taxable income. As a result, the amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change. We continue to recognize our deferred tax assets as of March 31, 2022, as we believe it is more likely than not that the net deferred tax assets will be realized, with the exception of certain net operating losses and credits that are expected to expire unutilized which have a valuation allowance.

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

We have based these forward-looking statements on our current expectations about future events. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Our actual results may differ materially from those suggested by these forward-looking statements for various reasons, including our ability to retain existing members and enroll new members during the annual healthcare open enrollment period, the Medicare annual enrollment period and other special enrollment periods; changes in laws, regulations and guidelines, including in connection with healthcare reform or with respect to the marketing and sale of Medicare plans; competition, including competition from government-run health insurance exchanges and other sources; the seasonality of our business and the fluctuation of our operating results; our ability to accurately estimate membership, lifetime value of commissions and commissions receivable; changes in product offerings among carriers on our ecommerce platform and the resulting impact on our commission revenue; our ability to execute on our growth strategy in the Medicare market; the continued impact of the COVID-19 pandemic on our operations, business, financial condition and growth prospects, as well as on the general economy; changes in our management and key employees; exposure to security risks and our ability to safeguard the security and privacy of confidential data; our relationships with health insurance carriers; the success of our carrier advertising and sponsorship program; customer concentration and consolidation of the health insurance industry; our success in marketing and selling health insurance plans and our unit cost of acquisition; our ability to hire, train, retain and ensure the productivity of licensed health insurance agents and other employees; the need for health insurance carrier and regulatory approvals in connection with the marketing of Medicare-related insurance products; changes in the market for private health insurance; consumer satisfaction of our service and actions we take to improve the quality of enrollments; changes in member conversion rates; changes in commission rates; our ability to sell qualified health insurance plans to subsidy-eligible individuals and to enroll subsidy-eligible individuals through government-run health insurance exchanges; our ability to maintain and enhance our brand identity; our ability to derive desired benefits from investments in our business, including membership growth and retention initiatives; reliance on marketing partners; the impact of our direct-to-consumer email, telephone and television marketing efforts; timing of receipt and accuracy of commission reports; payment practices of health insurance carriers; dependence on our operations in China; the restrictions in our debt obligations; the restrictions in our investment agreement with H.I.G; our ability to raise additional capital; compliance with insurance and other laws and regulations; the outcome of litigation in which we are involved; the performance, reliability and availability of our information technology systems, ecommerce platform and underlying network infrastructure; and those identified under the heading “Risk Factors” in Part II, Item 1A. of this report and those discussed in our other

Securities and Exchange Commission filings. Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in this report are made only as of the date hereof. Except as required by applicable law, we do not undertake, and specifically decline, any obligation to update any of these statements or to publicly announce the results of any revisions to any forward-looking statements, whether as a result of new information, future events, changes in assumptions or otherwise. The following discussion should be read in conjunction with our Annual Report on Form 10-K as filed with the Securities and Exchange Commission in March 2022, and the audited consolidated financial statements and related notes contained therein.

Overview

We are a leading private health insurance marketplace with a technology and service platform that provides consumer engagement, education and health insurance enrollment solutions. Our mission is to connect every person with the highest quality, most affordable health insurance and Medicare plans for their life circumstances. Our platform leverages technology to solve a critical problem in a large and growing market by aiding consumers in what has traditionally been a complex, confusing, and opaque health insurance purchasing process. Our omnichannel consumer engagement platform enables consumers to use our services online, by telephone with a licensed insurance agent, or through a hybrid online assisted interaction. We have created a consumer-centric marketplace that offers consumers a broad choice of insurance products that includes thousands of Medicare Advantage, Medicare Supplement, Medicare Part D prescription drug, individual and family, small business and other ancillary health insurance products from approximately 200 health insurance carriers across all fifty states and the District of Columbia. Our plan recommendation tool curates this broad plan selection by analyzing customer health-related information against plan data for insurance coverage fit. This tool is supported by a unified data platform and is available to our ecommerce customers and our licensed agents.

Updates on Business Initiatives

During 2021, we made a number of changes to our telesales and online capabilities with a focus on driving performance and improving enrollment quality in preparation for the annual enrollment period in the fourth quarter. We continue to build on these initiatives in 2022. The investments in our telesales operations, technology and enrollment quality assurance have resulted in lower conversion rates and longer average talk times for telephonic enrollments and negatively impacted our first quarter financial results. However, we are seeing position traction in CTM scores and retention characteristics for the new enrollments that we added during the 2022 annual enrollment period ("AEP"), relative to comparable enrollment cohorts from the 2021 and 2020 AEPs. This suggests that the enrollments are of higher quality, resulting in higher customer satisfaction and increased plan longevity.

Enrollment quality has been our focus since the launch of our retention program in 2020, which helps ensure that we present Medicare beneficiaries with choices that best align with their eligibility status, lifestyle, health conditions and economic means with the goal of minimal disruption in existing provider relationships. We have been seeking additional ways to improve our customer experience, enhance accuracy of plan recommendations and reduce disenrollment. In addition to our quality assurance efforts initiated in 2021, we continue to introduce further initiatives in our customer care centers. This includes increased agent specialization by product and geography, improvement of agent scripts to make them more consumer friendly, an outbound call program that allows and incentivizes agents to proactively work their pipeline during down times, and emphasis on extending agents' tenure with us. Furthermore, our agent mix will be more mature in 2022 compared to a year ago. We expect these initiatives will build on positive momentum in our conversion rates as we prepare for AEP.

We are making effort in creating greater collaboration between our digital and conventional marketing teams to create synergies between our diversified demand generation channels. We are launching a series of omni-channel tools aimed at supporting seamless transition of customers between channels, including an online chat staffed by licensed Medicare agents. These initiatives enhance our technology differentiation and create a stronger connection between agent driven and digital organizations.

Transformation Initiatives — We are implementing a multi-year transformation initiative to right-size our cost structure and drive future profitability. These initiatives include targeted reductions in fixed expenses and vendor-related spend outside of mission critical areas, as well as changes to variable cost management. Through this program, we expect to achieve ongoing significant cost savings while preserving our competitive edge and focusing on initiatives with highest in-period returns on investment. We expect to achieve over $60 million in annualized cost savings, excluding restructuring costs in 2022 of approximately $10 million to $20 million. We expect the variable cost reduction to lead to a temporary decline in our Medicare enrollments and revenue in 2022 before a return to growth in 2023 on a significantly improved operational and cost foundation. These initiatives are intended to improve our operations through re-engineering, reorganizing, and better deployment of marketing expenses. For example, we have de-emphasized underperforming demand generation channels in favor of channels that bring higher quality leads. In April 2022, we eliminated over 300 full-time positions, representing approximately 14% of our workforce, primarily within our customer care and enrollment group, and to a lesser extent, in our marketing and advertising, technology and content, and general and administrative groups.

Changes in Senior Management

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

COVID-19 Impact Updates

We experienced a number of changes in our business related to the impacts from the COVID-19 pandemic from 2020 onwards. During the first quarter of 2020, we closed our offices in the United States and China and shifted our employees to a work-from-home model in response to the virus outbreak. Our office in China has reopened since the second quarter of 2020 given the improvements in the situation in the region where our office is located. As of March 31, 2022, all of our U.S. offices are open at reduced capacity and with additional safety and social distancing measures. We currently plan to operate with a combination of remote and in-office work in the United States at least through part of 2022. We plan to adjust the number of in-office employees during the year depending upon the COVID-19 situation. The emergence of COVID-19 variants could cause us to alter our operations and plans for in-office and remote work.

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

The following table shows approved members by product for the periods presented:

	Three Months Ended March 31,		% Change
	2022	2021
Medicare
Medicare Advantage	82,431	106,884	(23)%
Medicare Supplement	6,556	7,782	(16)%
Medicare Part D	6,823	8,011	(15)%
Total Medicare	95,810	122,677	(22)%
Individual and Family	9,801	11,314	(13)%
Ancillary	18,970	26,511	(28)%
Small Business	2,514	2,948	(15)%
Total Approved Members	127,095	163,450	(22)%

Three Months Ended March 31, 2022 and 2021 – Total Medicare approved members decreased 22% in the three months ended March 31, 2022 compared to the same period in 2021. The decrease in total Medicare approved members was attributable to a decrease in approved members across all Medicare products that we market including Medicare Advantage, Medicare Supplement, and Medicare Part D prescription drug plans, during the three months ended March 31, 2022 compared to the same period in 2021. The decrease in Medicare Advantage approved members, in particular, was driven by a decrease in submitted applications primarily due to lower telephonic conversion rates and our decision to reduce our investment in telephonic enrollment growth in 2022.

Individual and family plan approved members declined 13% in the three months ended March 31, 2022 compared to the same period in 2021 partially due to an extension of the enrollment period in 2021 that did not occur in 2022.

Ancillary plan approved members declined 28% in the three months ended March 31, 2022 compared to the same period in 2021 primarily due to declines in approved members for short-term health insurance plans and dental insurance plans. Small business group health insurance approved members declined 15% in the three months ended March 31, 2022 compared to the same period in 2021 mainly due to a decrease in approved groups.

New Paying Members

New Paying Members consist of approved members from the period presented and any periods prior to the period presented from whom we have received an initial commission payment during the period presented. The following table shows our new paying members by product for the periods presented below:

	Three Months Ended March 31,		% Change
	2022	2021
Medicare
Medicare Advantage	117,643	140,997	(17)%
Medicare Supplement	7,062	9,996	(29)%
Medicare Part D	27,384	29,139	(6)%
Total Medicare	152,089	180,132	(16)%
Individual and Family	16,230	17,607	(8)%
Ancillary	22,917	31,591	(27)%
Small Business	3,084	4,125	(25)%
Total New Paying Members	194,320	233,455	(17)%

Three Months Ended March 31, 2022 and 2021 – Total Medicare new paying members declined 16% in the three months ended March 31, 2022 compared to the same period in 2021, due primarily to a decrease in approved members for all Medicare products. Individual and family plan new paying members declined 8% in the three months ended March 31, 2022 compared to the same period in 2021 due primarily to decreases in approved members for non-qualified and qualified plans. Ancillary new paying members declined 27% in the three months ended March 31, 2022 compared to the same period in 2021 primarily due to a decrease in approved members for short-term and dental insurance plans. Small business new paying members declined 25% in the three months ended March 31, 2022 compared to the same period in 2021 primarily due to a decrease in approved members for small business plans.

Estimated Constrained Lifetime Value of Commissions Per Approved Member

The following table shows our estimated constrained LTV of commissions per approved member by product for the periods presented below:

	Three Months Ended March 31,		% Change
	2022	2021
Medicare
Medicare Advantage (1)	$948	$968	(2)%
Medicare Supplement (1)	927	1,057	(12)%
Medicare Part D (1)	213	217	(2)%
Individual and Family
Non-Qualified Health Plans (1)	330	200	65%
Qualified Health Plans (1)	302	298	1%
Ancillary
Short-term (1)	182	180	1%
Dental (1)	104	91	14%
Vision (1)	62	59	5%
Small Business (2)	198	182	9%
__________

(1)Constrained LTV of commissions per approved member represents commissions estimated to be collected over the estimated life of an approved member’s plan after applying constraints in accordance with our revenue recognition policy. The estimate is driven by multiple factors, including but not limited to, contracted commission rates, carrier mix, estimated average plan duration, the regulatory environment, and cancellations of insurance plans offered by health insurance carriers with which we have a relationship. These factors may result in varying values from period to period. For additional information on constrained LTV, see Critical Accounting Policies and Estimates in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Medicare

The constrained LTV of commissions per approved member declined by 2%, 12%, and 2%, respectively, for Medicare Advantage, Medicare Supplement and Medicare Part D prescription drug plans during the three months ended March 31, 2022 compared to the same period in 2021. The decrease in constrained LTV was due to decreased estimates of average plan durations for these products.

Individual and Family and Ancillary

The constrained LTV of commissions per non-qualified health plan approved member and qualified health plan approved member increased 65% and 1%, respectively, during the three months ended March 31, 2022 compared with the same period in 2021 mostly due to increased estimates of average plan duration and a lower constraint for non-qualified health insurance plans.

The constrained LTV of commissions per approved member for short-term health insurance, dental, vision, and small business insurance plans increased by 1%, 14%, 5%, and 9%, respectively, during the three months ended March 31, 2022 compared with the same period in 2021 primarily due to an increase in estimated average plan duration.

The constraints applied to the total estimated lifetime commissions we expect to receive for selling the plan after the carrier approves an application in order to derive the constrained LTV of commissions for approved members recognized for the periods presented below are summarized as follows:

	Three Months Ended March 31,
	2022	2021
Medicare
Medicare Advantage	7%	7%
Medicare Supplement	9%	5%
Medicare Part D	7%	5%
Individual and Family
Non-Qualified Health Plans	7%	15%
Qualified Health Plans	4%	4%
Ancillary
Short-term	20%	20%
Dental	5%	7%
Vision	5%	5%
Other	10%	10%
Small Business	5%	5%

The constraints for Medicare Supplement and Medicare Part D prescription drug plans increased during the three months ended March 31, 2022, as compared to the same period in the prior year, due to declining LTV trends for these products. The constraints for non-qualified health plans decreased during the three months ended March 31, 2022, as compared to the same period in the prior year, due to stabilization of market conditions and increases in LTV values. The constraints for dental plans decreased during the three months ended March 31, 2022, as compared to the same period in the prior year, due to improved LTV trends.

Estimated Membership

Estimated membership represents the estimated number of members active as of the date indicated based on the estimation methodology below. The following table shows estimated membership by product for the periods presented below:

	As of March 31,		% Change
	2022	2021
Medicare (1)
Medicare Advantage	585,824	538,716	9%
Medicare Supplement	100,006	104,727	(5)%
Medicare Part D	219,801	229,598	(4)%
Total Medicare	905,631	873,041	4%

Individual and Family (2)	104,849	103,844	1%
Ancillary (3)	229,284	241,415	(5)%
Small Business (4)	47,876	45,207	6%
Total Estimated Membership	1,287,640	1,263,507	2%
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

Medicare-related plan estimated membership as of March 31, 2022 grew 4% compared to estimated membership as of March 31, 2021 due to a 9% growth in Medicare Advantage estimated membership, offset by a 5% and 4% decline in Medicare Supplement plan and Medicare Part D plan estimated membership, respectively. The overall growth in Medicare estimated membership was due to new paying members we added over the last twelve months, net of churn.

Individual and family plan estimated membership as of March 31, 2022 grew 1% compared to estimated membership as of March 31, 2021 due to overall market conditions in the individual and family plan market, including recent stabilization and improvement. Ancillary plan estimated membership as of March 31, 2022 declined 5% compared to estimated membership as of March 31, 2021 primarily as a result of the decline in short-term health plans estimated membership.

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

	Three Months Ended March 31,		% Change
	2022	2021
Medicare
Estimated CC&E cost per approved MA-equivalent approved member (1)	$441	$278	59%
Estimated variable marketing cost per MA-equivalent approved member (1)	545	353	54%
Total Medicare estimated cost per approved member	$986	$631	56%
Individual and Family Plan
Estimated CC&E cost per IFP-equivalent approved member (2)	$88	$63	40%
Estimated variable marketing cost per IFP-equivalent approved member (2)	49	44	11%
Total IFP estimated cost per approved member	$137	$107	28%
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

Estimated CC&E cost per approved MA-equivalent member increased 59% in the three months ended March 31, 2022 compared to the same period in 2021 due to lower enrollment volume while having more agents than the prior year and a decline in our telesales conversion rate resulting from enrollment quality initiatives. We believe that this investment in our telesales organization will improve our competitive positioning and drive higher quality enrollments characterized by improved persistency. Estimated variable marketing cost per MA-equivalent member increased 54% primarily due to lower enrollment volume as a result of lower conversion rates from our telephonic leads. In addition, a greater focus on our online advertising channel also contributed to the increase as it carries higher per enrollment marketing costs but lower customer care and enrollment costs.

Estimated CC&E cost per approved IFP-equivalent member increased 40% in the three months ended March 31, 2022 compared to the same period in 2021 due primarily to an increase in the number of agents in anticipation of volume increases for the rest of 2022. Estimated variable marketing cost per IFP-equivalent member increased 11% in the three months ended March 31, 2022 compared to the same period in 2021.

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
•Stock-Based Compensation; and
•Accounting for Income Taxes.

There have been no changes to our critical accounting policies and estimates described in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 1, 2022, that have had a significant impact on our condensed consolidated financial statements and related notes. Please refer to Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021, for a complete discussion of our other critical accounting policies and estimates.

Results of Operations

Our operating results and related percentage of total revenue are summarized below for the periods presented (dollars in thousands):

	Three Months Ended March 31,
	2022		2021
Revenue
Commission	$93,850	89%	$127,052	95%
Other	11,400	11%	7,162	5%
Total revenue	105,250	100%	134,214	100%
Operating costs and expenses (1)
Cost of revenue	(127)	—%	996	1%
Marketing and advertising	58,454	56%	50,874	38%
Customer care and enrollment	42,164	40%	34,162	25%
Technology and content	19,663	19%	23,163	17%
General and administrative	19,987	19%	23,054	17%
Amortization of intangible assets	—	—%	176	—%
Restructuring and reorganization charges	4,823	5%	2,431	2%
Total operating costs and expenses	144,964	139%	134,856	100%
Loss from operations	(39,714)	(38)%	(642)	—%
Other income (expense), net	(1,021)	(1)%	150	—%
Loss before income taxes	(40,735)	(39)%	(492)	—%
Provision for (benefit from) income taxes	(7,993)	(8)%	308	—%
Net loss	$(32,742)	(31)%	$(800)	(1)%
____________

(1)Operating costs and expenses include the following amounts of stock-based compensation expense (in thousands):

	Three Months Ended March 31,
	2022	2021
Marketing and advertising	$313	$2,485
Customer care and enrollment	454	469
Technology and content	1,850	2,743
General and administrative	2,668	5,705
Total stock-based compensation expense	$5,285	$11,402

Revenue

Our commission revenue, other revenue and total revenue are summarized as follows (dollars in thousands):

	Three Months Ended March 31,		Change
	2022	2021	$	%
Commission	$93,850	$127,052	$(33,202)	(26)%
% of total revenue	89%	95%
Other	11,400	7,162	4,238	59%
% of total revenue	11%	5%
Total revenue	$105,250	$134,214	$(28,964)	(22)%

Three Months Ended March 31, 2022 and 2021 – Commission revenue decreased $33.2 million, or 26%, during the three months ended March 31, 2022 compared to the same period in 2021 due to a $27.8 million decrease in commission revenue from the Medicare segment and a $3.0 million decrease in commission revenue from the Individual, Family and Small Business segment.

The decrease in commission revenue from the Medicare segment was driven by a 22% decrease in Medicare plan approved members, driven primarily by a 23% decline in Medicare Advantage plan approved members compared to 2021. The decrease in commission revenue from the Individual, Family and Small Business segment was primarily due to a 28% decrease in ancillary plan approved members, a 13% decrease in individual and family major medical plan approved members, and a $2.8 million decrease in net adjustment revenue. See Segment Information below for further discussion.

Other revenue increased $4.2 million, or 59%, during the three months ended March 31, 2022 compared to the same period in 2021 due to an increase in Medicare advertising revenue.

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

Our cost of revenue is summarized as follows (dollars in thousands):

	Three Months Ended March 31,		Change
	2022	2021	$	%
Cost of revenue	$(127)	$996	$(1,123)	(113)%
% of total revenue	—%	1%

Three Months Ended March 31, 2022 and 2021 – Cost of revenue decreased by $1.1 million during the three months ended March 31, 2022, compared to the same period in 2021, primarily due to decreased activity from our revenue sharing arrangements.

Marketing and Advertising

Marketing and advertising expenses consist primarily of member acquisition expenses associated with our direct, marketing partner and online advertising member acquisition channels, in addition to compensation and other expenses related to marketing, business development, partner management, public relations and carrier relations personnel who support our offerings.

Our marketing and advertising expenses are summarized as follows (dollars in thousands):

	Three Months Ended March 31,		Change
	2022	2021	$	%
Marketing and advertising	$58,454	$50,874	$7,580	15%
% of total revenue	56%	38%

Three Months Ended March 31, 2022 and 2021 – Marketing and advertising expenses increased $7.6 million, or 15%, during the three months ended March 31, 2022 compared to the same period in 2021, primarily driven by a $8.1 million increase in Medicare plan related variable advertising, $0.6 million in personnel and compensation costs, and $0.6 million in consulting expenses, partially offset by decreases of $2.2 million in stock-based compensation expenses. The increase in variable advertising expenses was due to an increase in our advertising expense through our partner and online channels.

Customer Care and Enrollment

Customer care and enrollment expenses primarily consist of compensation, benefits, and licensing costs for personnel engaged in assistance to applicants who call our customer care center and for enrollment personnel who assist applicants during the enrollment process.

Our customer care and enrollment expenses are summarized as follows (dollars in thousands):

	Three Months Ended March 31,		Change
	2022	2021	$	%
Customer care and enrollment	$42,164	$34,162	$8,002	23%
% of total revenue	40%	25%

Three Months Ended March 31, 2022 and 2021 – Customer care and enrollment expenses increased $8.0 million, or 23%, during the three months ended March 31, 2022 compared to the same period in 2021, primarily due to increases of $7.9 million in personnel cost from increased headcount, $1.4 million in facilities and other costs, and $1.3 million in licensing costs, partially offset by decreases of $2.6 million in consulting expenses.

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

Our technology and content expenses are summarized as follows (dollars in thousands):

	Three Months Ended March 31,		Change
	2022	2021	$	%
Technology and content	$19,663	$23,163	$(3,500)	(15)%
% of total revenue	19%	17%

Three Months Ended March 31, 2022 and 2021 – Technology and content expenses decreased $3.5 million, or 15%, during the three months ended March 31, 2022 compared to the same period in 2021 primarily driven by decreases of $1.4 million in personnel and compensation costs due to lower capitalized project costs, $1.4 million in facilities and other operating costs, $0.9 million in stock-based compensation expense, and $0.8 million in consulting costs, partially offset by an increase of $1.0 million in amortization of internally developed software.

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

Our general and administrative expenses are summarized as follows (dollars in thousands):

	Three Months Ended March 31,		Change
	2022	2021	$	%
General and administrative	$19,987	$23,054	$(3,067)	(13)%
% of total revenue	19%	17%

Three Months Ended March 31, 2022 and 2021 – General and administrative expenses decreased $3.1 million, or 13%, during the three months ended March 31, 2022 compared to the same period in 2021, primarily driven by decreases of $3.0 million in stock-based compensation expenses, $0.6 million in facilities and other operating costs, and $0.6 million in consulting expenses, partially offset by an increase of $1.3 million in other professional fees.

Amortization of Intangible Assets

Our intangible asset amortization expense is summarized as follows (dollars in thousands):

	Three Months Ended March 31,		Change
	2022	2021	$	%
Amortization of intangible assets	$—	$176	$(176)	(100)%
% of total revenue	—%	—%

Amortization expense decreased during the three months ended March 31, 2022 compared to the same periods in 2021 due to the impairment of our finite-lived intangible assets at December 31, 2021.

Restructuring and Reorganization Charges

Our restructuring and reorganization charges consist primarily of severance, transition and other related costs. Our restructuring and reorganization charges are summarized as follows (dollars in thousands):

	Three Months Ended March 31,		Change
	2022	2021	$	%
Restructuring and reorganization charges	$4,823	$2,431	$2,392	98%
% of total revenue	5%	2%

Three Months Ended March 31, 2022 and 2021 – Restructuring and reorganization costs for the three months ended March 31, 2022 primarily consisted of the severance and other personnel related cost related to the restructuring that took place in early second quarter of 2022. We completed a reduction in force in April 2022 in which we eliminated approximately 339 full-time positions, representing approximately 14% of our workforce, primarily in within the customer care and enrollment groups, and to a lesser extent, in our marketing and advertising and general and administrative groups.

Other Income (Expense), Net

Other income (expense), net, primarily consisted of interest income, sublease income and margin earned on commissions received from Medicare plan members transferred to us in 2010 through 2012 by a broker partner, partially offset by interest expense on finance leases and debt and other bank fees.

Our other income (expense), net is summarized as follows (dollars in thousands):

	Three Months Ended March 31,		Change
	2022	2021	$	%
Other income (expense), net	$(1,021)	$150	$(1,171)	(781)%
% of total revenue	(1)%	—%

Three Months Ended March 31, 2022 and 2021 – Other income (expense), net decreased $1.2 million during the three months ended March 31, 2022 compared to the same period in 2021 due primarily to interest expense for the Term Loan Credit Agreement entered in the first quarter of 2022 and expenses related to the termination of the RBC revolving credit facility at the same time.

Benefit from Income Taxes

Our benefit from income taxes are summarized as follows (dollars in thousands):

	Three Months Ended March 31,		Change
	2022	2021	$	%
Provision for (benefit from) income taxes	$(7,993)	$308	$(8,301)	(2,695)%
Effective tax rate	19.6%	(62.6)%

Three Months Ended March 31, 2022 and 2021 – Our effective tax rate of 19.6% for the three months ended March 31, 2022 was lower compared to (62.6)% for the three months ended March 31, 2021 primarily due to a one-time state tax adjustment in 2021 that did not occur in 2022. Our effective tax rate for the three months ended March 31, 2022 was lower than the statutory federal tax rate due primarily to stock-based compensation adjustments and non-deductible lobbying expenses, partially offset by research and development credits and state taxes.

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

Our operating segment revenue and profit (loss) are summarized as follows (in thousands):

	Three Months Ended March 31,		Change
	2022	2021	$	%
Revenue:
Medicare	$95,067	$121,021	$(25,954)	(21)%
Individual, Family and Small Business	10,183	13,193	(3,010)	(23)%
Total revenue	$105,250	$134,214	$(28,964)	(22)%
Segment profit (loss)
Medicare segment profit (loss)	$(14,817)	$24,545	$(39,362)	(160)%
Individual, Family and Small Business segment profit	5,254	8,052	(2,798)	(35)%
Segment profit (loss)	(9,563)	32,597	(42,160)	(129)%
Corporate	(15,265)	(15,286)	21	*
Stock-based compensation expense	(5,285)	(11,402)	6,117	(54)%
Depreciation and amortization (1)	(4,778)	(3,944)	(834)	21%
Amortization of intangible assets	—	(176)	176	(100)%
Restructuring and reorganization charges	(4,823)	(2,431)	(2,392)	98%
Other income (expense), net	(1,021)	150	(1,171)	(781)%
Loss before income taxes	$(40,735)	$(492)	$(40,243)	8179%
_______

*     Percentage calculated is not meaningful.
(1)Depreciation and amortization has been adjusted to include amortization of software development costs.

Revenue

Three Months Ended March 31, 2022 and 2021 – Revenue from our Medicare segment declined $26.0 million, or 21%, during the three months ended March 31, 2022 compared to the same period in 2021, attributable to a $27.8 million decrease in commission revenue, partially offset by a $4.4 million increase in sponsorship and advertising revenue. The decrease in Medicare segment commission revenue is primarily due to a decrease in Medicare Advantage plan related commission revenue of $25.4 million. The decrease in Medicare Advantage commission revenue was driven by 23% decline in Medicare Advantage plan approved members.

Revenue from our Individual, Family and Small Business segment declined $3.0 million, or 23%, during the three months ended March 31, 2022 compared to the same period in 2021, primarily attributable to a $3.0 million decrease in commission revenue. Based on our evaluation of the updated LTV models and retention trends, we recognized $0.4 million in net adjustment revenue, a decrease of $2.8 million during the three months ended March 31, 2022 compared to the same period in 2021. The decrease in commission revenue is attributable to a decline of 28% in ancillary approved members and a decline of 13% in individual and family approved members.

Segment Profit (Loss)

Three Months Ended March 31, 2022 and 2021 – Our Medicare segment loss was $14.8 million during the three months ended March 31, 2022, a decrease of $39.4 million, or 160%, compared to segment profit of $24.5 million for the same period in 2021. This was primarily due to a $13.4 million increase in operating expenses, excluding stock-based compensation expense, depreciation and amortization expense, restructuring and reorganization charges, and other income (expense), as well as a $26.0 million decrease in revenue. The increase in operating expenses was mostly attributable to a higher agent work force in 2022 compared to the prior year as well as higher spending on certain marketing channels, especially online marketing.

Our Individual, Family and Small Business segment profit was $5.3 million during the three months ended March 31, 2022, a decrease of $2.8 million, or 35% compared to the same period in 2021. The decrease was primarily driven by a $3.0 million decrease in revenue and a $0.2 million decrease in operating expenses, excluding stock-based compensation expense, depreciation and amortization expense, restructuring and reorganization charges, and other income (expense).

Liquidity and Capital Resources

Material Cash Requirements

Our material cash requirements include our operating leases and service and licensing obligations. See Note 10 – Leases in our Notes to Condensed Consolidated Financial Statements for the details of our operating lease obligations. We have entered into service and licensing agreements with third party vendors to provide various services, including network access, equipment maintenance and software licensing. The terms of these services and licensing agreements are generally up to three years. We record the related service and licensing expenses on a straight-line basis, although actual cash payment obligations under certain of these agreements fluctuate over the terms of the agreements. See Note 8 – Commitments and Contingencies in our Notes to Condensed Consolidated Financial Statements.

Short-term obligations were $7.7 million for leases and $10.4 million for service and licensing as of March 31, 2022. Long-term obligations were $41.4 million for leases and $8.9 million for service and licensing as of March 31, 2022. We expect to fund these obligations through our existing cash and cash equivalents and cash generated from operations.

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

We believe our current cash and cash equivalents, along with the proceeds from the term loan we obtained on February 28, 2022, and expected cash collections will be sufficient to fund our operations for at least 12 months after the filing date of this Quarterly Report on Form 10-Q.

Our cash, cash equivalents, and short-term marketable securities are summarized as follows (in thousands):

	March 31, 2022	December 31, 2021
Cash and cash equivalents	$220,563	$81,926
Short-term marketable securities	10,938	41,306
Total cash, cash equivalents, and short-term marketable securities	$231,501	$123,232

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

As of March 31, 2022, our cash and cash equivalents totaled $220.6 million. Cash equivalents, which are comprised of financial instruments with an original maturity of 90 days or less from the date of purchase, primarily consist of money market funds and commercial paper. The increase in cash and cash equivalents reflects $65.4 million of net cash provided by financing activities, partially offset by $47.1 million of net cash provided by operating activities and $26.1 million of net cash provided by investing activities. We also maintained $3.2 million in restricted cash as of March 31, 2022 and December 31, 2021.

The following table presents a summary of our cash flows for the three months ended March 31, 2022 (in thousands):

	Three Months Ended March 31,
	2022	2021
Net cash provided by operating activities	$47,112	$42,809
Net cash provided by investing activities	26,121	10,497
Net cash provided by (used in) financing activities	65,373	(4,790)

Operating Activities

Net cash provided by operating activities primarily consists of net loss, adjusted for certain non-cash items, including, deferred income taxes, stock-based compensation expense, depreciation and amortization, amortization of intangible assets and internally developed software, other non-cash items, and the effect of changes in working capital and other activities.

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

Three Months Ended March 31, 2022 – Net cash provided by operating activities was $47.1 million during the three months ended March 31, 2022, primarily driven by changes in net operating assets and liabilities of $77.6 million and adjustments for non-cash items of $2.2 million, partially offset by a net loss of $32.7 million. Adjustments for non-cash items primarily consisted of $5.3 million of stock-based compensation expense and $3.8 million of amortization of intangible assets and internally-developed software, partially offset by an $8.0 million decrease due to the change in deferred income taxes. Cash provided by changes in net operating assets and liabilities during the three months ended March 31, 2022 primarily consisted of decreases of $77.1 million in contract assets – commissions receivable, $12.4 million in prepaid expenses and other current asset, and increases of $4.8 million in accrued expenses and other liabilities, partly offset by decreases of $16.8 million in accrued marketing expense and $5.5 million in accounts payable.

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

Three Months Ended March 31, 2022 – Net cash provided by investing activities of $26.1 million for the three months ended March 31, 2022 mainly consisted of $34.3 million proceeds from the maturities and redemptions of marketable securities, partially offset by $4.2 million in capitalized internal-use software and website development costs and $3.9 million used to purchase marketable securities.

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

Financing Activities

Three Months Ended March 31, 2022 – Net cash provided by financing activities of $65.4 million for the three months ended March 31, 2022 was primarily due to $64.9 million of net proceeds from debt financing and $1.1 million of net proceeds from the exercise of common stock options, partially offset by $0.5 million in repurchases of shares to satisfy employee tax withholding obligations.

Three Months Ended March 31, 2021 – Net cash used in financing activities of $4.8 million for the three months ended March 31, 2021 was primarily due to repurchase of shares to satisfy employee tax withholding obligations.

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

As of March 31, 2022, no shares of the Series A preferred stock have been converted and the balance of our Series A preferred stock was $239.8 million, including a change in the redemption value of $2.5 million and the accrued paid-in-kind dividends of $4.7 million, which was equivalent to 3.0 million shares of common stock on an as-converted basis. See Note 6 – Convertible Preferred Stock in our Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information.

Term Loan Credit Agreement

We entered into a term loan credit agreement (the "Term Loan Credit Agreement") with Blue Torch Finance LLC, as administrative agent and collateral agent, and the other lenders party thereto in February 2022. The Term Loan Credit Agreement provides for a $70.0 million secured term loan credit facility, which term loans were made available to us on February 28, 2022. We terminated our credit agreement with Royal Bank of Canada ("RBC"), pursuant to which we had an up to $75 million revolving credit facility in connection with our receiving the loan under the Term Loan Credit Agreement.

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

As of March 31, 2022, we had $65.0 million outstanding principal amount under our Term Loan Credit Agreement, net of closing costs. See Note 12 – Debt of Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information regarding this credit agreement and subsequent amendment.

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

Our cash, cash equivalents, short-term marketable securities, and restricted cash are summarized as follows (in thousands):

	March 31, 2022	December 31, 2021
Cash and cash equivalents (1) (2)	$220,563	$81,926
Short-term marketable securities (2)	10,938	41,306
Restricted cash	3,239	3,239
Total cash, cash equivalents, short-term marketable securities, and restricted cash	$234,740	$126,471
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

Our portfolio of available-for-sale debt securities is exposed to credit and interest rate risk. As of March 31, 2022, we invested $10.9 million in marketable securities primarily consisting of commercial paper with credit rating of AA or equivalent by S&P Rating and Moody's Investor Services. The maturity of these securities were less than one year. See Note 4 – Fair Value Measurements in our Notes to Condensed Consolidated Financial Statements for further discussion on our available-for-sale debt securities.

As of March 31, 2022, our net contract assets – commissions receivable balance was $831.2 million. Our contracts with carriers expose us to credit risk that a financial loss could be incurred if the counterparty does not fulfill its financial obligation. While we are exposed to credit losses due to the non-performance of our counterparties, we consider the risk of this remote. We estimate our maximum credit risk in determining the contract assets – commissions receivable balance recognized on the balance sheet. We had a $2.1 million allowance for credit losses for our commissions receivable balance as of March 31, 2022.

Our total contract assets and accounts receivable as of March 31, 2022 and December 31, 2021 are summarized as follows (in thousands):

	March 31, 2022	December 31, 2021
Contract assets – commissions receivable – current	$204,237	$254,821
Contract assets – commissions receivable – non-current	626,941	653,441
Accounts receivable	1,978	5,750
Total contract assets and accounts receivable	$833,156	$914,012

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

COVID-19 and public health crises, illness, epidemics or pandemics, in general, and any associated disruption to our call center and service operations, in particular, could materially impact our business, operations and financial condition. In an effort to mitigate the spread of COVID-19, and to comply with applicable government directives, we currently operate with a combination of remote and in-office work in the United States, although our employees predominantly work remotely, and have implemented new business protocols for employees who have resumed work in our offices. Any safety measures required by local or state governments or otherwise imposed by us, such as vaccination or mask mandates, could increase our turnover and make recruiting more difficult. When we have more employees who have returned to in-office work, we may implement additional safety measures for our employees. A potential COVID-19 infection of any of our employees could adversely impact our operations, including resulting in the sudden closure of any of our offices. Our business operations may be disrupted if key personnel or significant portions of our employees are unable to work effectively, especially if such disruption occurs during or in our preparation for the Medicare annual enrollment period. We have had to adjust our business operations, including onboarding and training new health insurance agents remotely. The prevalence of remote work could cause operational difficulties, reduce the effectiveness of our agents in selling health insurance and impair our ability to manage our business. An increased number of employees in a remote work environment may also exacerbate certain risks to our business, including an increased demand for information technology resources, increased risk of phishing and other cybersecurity attacks, and increased risk of unauthorized dissemination of sensitive personal information or proprietary or confidential information about us or our customers or other third-parties. Our business operations and recruitment efforts could be impacted if government offices, including CMS and state departments of insurance, are adversely impacted by COVID-19 given that our marketing materials require CMS approval and health insurance agent licensing and licensing renewals are dependent on state department of insurance processing. Our product development initiatives could also be negatively impacted by our current combination of remote and in-office work and could be further impacted by potential extended office closures in the future.

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

Our success is dependent upon the performance of our senior management and our ability to attract and retain qualified personnel for all areas of our organization. We may not be successful in attracting and retaining personnel on a timely basis, on competitive terms or at all. If we are unable to attract and retain the necessary personnel, our business would be harmed. Our executive officers and employees can terminate their employment at any time. For example, we appointed a new chief executive officer and new chief financial officer in November and September 2021, respectively, after the departure of their predecessors. Further, our former chief revenue officer's employment terminated in January 2022 and we recently appointed an interim chief revenue officer. We also appointed a new chief operating officer and chief transformation officer in March 2022. This transition in senior management could adversely impact our business, operating results and financial condition as it will take time for our officers to integrate into our business. The transition and the departure of members of our senior management could result in additional attrition in our senior management and key personnel and any significant change in leadership over a short period of time could harm our business, operating results and financial condition.

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

As part of our strategy, we have invested in initiatives to grow our Medicare membership and revenue, to improve our consumer experience, enhance accuracy of plan recommendations and reduce disenrollment, to increase online enrollment and enhance operating leverage, to expand our strategic partner relationships, improve our technology platform to optimize the consumer experience and relationship, and to utilize data analytics to increase the productivity of our customer care employees. Pursuing and investing in these and other initiatives we develop has required and will in the future require significant investments in marketing and advertising, technology and product offerings, and customer care and enrollment, among others, and involves risks and uncertainties described elsewhere in this Risk Factors section, including the initiatives not achieving our retention, cost-savings, growth or profitability targets, inadequate return of capital on our investments, legal and regulatory compliance risks, potential changes in laws and regulations and other issues that could cause us to fail to realize the anticipated benefits of our investments and incur unanticipated liabilities. Our pursuit of these strategic initiatives may not be successful. Our cash flow from operations is expected to be negative in the year ending December 31, 2022 and was negative in each of the years ended December 31, 2021, 2020 and 2019. If we are not successful in executing on our business strategy, our business, operating results and financial condition would be harmed.

Seasonality may cause fluctuations in our financial results.

Open enrollment periods drive the seasonality of our business. The Medicare annual enrollment period occurs from October 15 to December 7 each year and the individual and family health insurance open enrollment period has historically occurred from November 1 through December 15 each year. However, for the 2022 plan year, the individual and family health insurance open enrollment period ran from November 1, 2021 through January 15, 2022 for most states. In addition, the Medicare Advantage open enrollment period, where Medicare-eligible individuals who enrolled in a Medicare Advantage plan can switch to the original Medicare program or switch to a different Medicare Advantage plan, runs from January 1 through March 31 of each year. We have traditionally experienced an increase in the number of submitted Medicare-related applications and approved members during the fourth quarter and, to a lesser extent, in the first quarter, and an increase in Medicare plan related expense during the third and fourth quarters in connection with the open enrollment periods. In addition, we typically experience the highest plan termination rates from our Medicare Advantage plan members in the first year following the effective date of plan enrollment. If we experience significant growth in Medicare Advantage approved members resulting in an increased number of first year members as a percentage of our total estimated membership, we may also experience increased health insurance plan terminations in the year following such periods of growth.

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

Our conversion rates can be impacted by changes in the mix of consumers referred to us through our member acquisition channels and whether they interact with a more seasoned health insurance agent. We have made and may in the future, make changes to our ecommerce platforms, telephonic operations, marketing material or enrollment process in response to regulatory or health insurance carrier requirements or undertake other initiatives in an attempt to improve consumer experience, increase retention or for other reasons. These changes have in the past, and may in the future have the unintended consequence of adversely impacting our conversion rates. A decline in the percentage of consumers who submit health insurance applications on our ecommerce platforms or telephonically via our customer care centers and are converted into approved and paying members could cause an increase in our cost of acquiring members on a per member basis and impact our revenue in any given period. To the extent the rate at which we convert consumers visiting our ecommerce platforms or telephonically via our customer care centers into members suffers, our membership may decline, which would harm our business, operating results and financial condition.

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

Given the number of months required to observe non-payment of commissions in order to confirm cancellations, we estimate the number of members who are active on health insurance plans as of a specified date. After we have estimated membership for a period, we may receive information from health insurance carriers that would have impacted the estimate if we had received the information prior to the date of estimation. We may receive commission payments or other information that indicates that a member who was not included in our estimates for a prior period was in fact an active member at that time, or that a member who was included in our estimates was in fact not an active member of ours. As a result of the Medicare annual enrollment and other open enrollment periods, we may not receive information from our carriers on as timely a basis due to the significant increase in health insurance transaction volume and for other reasons, which could impair the accuracy of our membership estimates. For these and other reasons, including if current trends in membership cancellation are inconsistent with past cancellation trends that we use to estimate our membership or if carriers subsequently report changes to the commission payments that they previously reported to us, our actual membership could be different from our estimates, perhaps materially. If our actual membership is different from our estimates, the constrained LTV component of our revenue recognition could also be inaccurate, including as a result of an inaccurate estimate of the average amount of time our members maintain their health insurance plans. As a result of the delay we experience in receiving information about our membership, it is difficult for us to determine with any certainty the impact of current conditions on our membership retention. For example, in the past, our estimated membership has been higher than our actual membership, because we experienced increased membership cancellation compared to the historical cancellation rates we used to estimate our membership. We were not able to observe the increased membership cancellations that occurred during the first quarter of 2020 until after we reported our estimated membership for the period. Various circumstances, including market-related factors such as changes in timing of enrollment periods and other factors specific to our business, could cause the assumptions and estimates that we make in connection with estimating our membership and constrained LTV to be inaccurate, which would harm our business, operating results and financial condition.

Our carrier advertising and sponsorship program may not be successful.

We develop, host and maintain carrier dedicated Medicare plan websites and may undertake other marketing and advertising initiatives or perform other services through our Medicare plan advertising program. We also allow health insurance carriers to purchase advertising space for non-Medicare products on our website through our sponsorship program. To the extent that economic conditions, health care reform or other factors impact the amount health insurance carriers are willing to pay for advertising, our advertising and sponsorship program will be adversely impacted. In addition, since we maintain relationships with a limited number of health insurance carriers to sell their Medicare plans, our Medicare plan-related advertising revenue is concentrated in a small number of health insurance carriers and our ability to generate Medicare plan-related advertising revenue would be harmed by the termination or non-renewal of any of these relationships as well as by a reduction in the amount a health insurance carrier is willing to pay for these services. Moreover, in light of the regulations applicable to the marketing and sale of Medicare plans, and given that these regulations are often unclear, change frequently and are subject to changing interpretations or enforcement actions, we may in the future not be permitted to sell Medicare plan-related advertising services. If we are not successful in these areas or these factors are unfavorable to us, our business, operating results and financial condition could be harmed.

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

We are, and may in the future become, involved in various legal proceedings and governmental inquiries, including labor and employment-related claims, claims relating to our marketing or sale of health insurance, intellectual property claims and claims relating to our compliance with securities laws. For example, in January 2022, we received a subpoena from the United States Attorney's Office for the District of Massachusetts, seeking, among other things, information regarding our arrangements with insurance carriers. This inquiry, and any other claims asserted against us, with or without merit, could be time-consuming, expensive to address and divert management’s attention and other resources. These claims also could subject us to significant liability for damages and harm our reputation. Our insurance and indemnities may not cover all claims that may be asserted against us. If we are unsuccessful in our defense in these legal proceedings, we may be forced to pay damages or fines, enter into consent decrees, stop offering our services or change our business practices, any of which would harm our business, operating results or financial condition.

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

The Term Loan Credit Agreement contains customary affirmative covenants, including covenants regarding the payment of taxes and other obligations, maintenance of insurance, reporting requirements and compliance with applicable laws and regulations. The Term Loan Credit Agreement also contains restrictions that limit our ability to, among other things, incur debt, grant liens, make certain restricted payments, make fundamental changes, sell assets, transact with affiliates, enter into burdensome agreements, prepay certain indebtedness or modify our organizational documents, in each case, subject to certain exceptions. Further, the Term Loan Credit Agreement contains financial covenants requiring us to (x) maintain a minimum level of liquidity as of the end of each month and (y) maintain a ratio such that the outstanding amount of obligations under the Term Loan Credit Agreement at the end of any month does not exceed 50% of the value of certain commissions receivable as of the end of such month. The events of default under the Term Loan Credit Agreement include, among other things and subject to grace periods in certain instances, payment defaults, cross defaults with certain other material indebtedness, breaches of covenants or representations and warranties, changes in control of our company, certain bankruptcy and insolvency events with respect to us and our subsidiaries, a restriction on all or a material portion of our business and the indictment of us or any subsidiary (or any senior officer thereof), or criminal proceedings against the same, which could result in a forfeiture of a material portion of our and our subsidiaries properties.

If we experience a decline in cash flow due to any of the factors described in this “Risk Factors” section or otherwise, we could have difficulty paying interest and principal amounts due on our indebtedness and meeting the financial covenants set forth in our Term Loan Credit Agreement. If we are unable to generate sufficient cash flow or otherwise obtain the funds necessary to make required payments under the Term Loan Credit Agreement, or if we fail to comply with the requirements of our indebtedness, we could default under our Term Loan Credit Agreement. Any default that is not waived could result in the acceleration of the obligations under the Term Loan Credit Agreement, an increase in the applicable interest rate under the credit facility, and would permit our lender to exercise rights and remedies with respect to all of the collateral that is securing the Term Loan Credit Agreement, which includes substantially all of our assets. Any such default could materially adversely affect our liquidity and financial condition.

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

Operating and growing our business is expected to require further investments in our business. We have generated negative cash from operating activities and may continue to generate negative cash from operating activities in the future. We are likely to raise additional capital through debt or equity financing, and plan to implement our transformation initiatives, which are discussed in the section of this report titled Management's Discussion and Analysis of Financial Condition and Results of Operations - Updates on Business Initiatives - Transformation Initiatives. These transformation initiatives may not be successful in reducing expenses, and may result in other negative effects on our business, which could result in us requiring additional capital. Further, we may be presented with opportunities that we want to pursue, and business or other challenges may present themselves, any of which could cause us to require additional capital. If we seek to raise funds through debt or equity financing, those funds may prove to be unavailable, may only be available on terms that are not acceptable to us or may result in significant dilution to our stockholders or higher levels of leverage. Our Term Loan Credit Agreement and our investment agreement with Echelon Health SPV, LP, or H.I.G, contain restrictions that limit our ability to incur additional indebtedness, issue certain types of equity securities with rights and preferences senior to or pari passu with our Series A Preferred Stock, make certain types of investments or obtain additional financing. As of the date of this report, pursuant to the terms of our investment agreement with H.I.G., we must obtain the consent of H.I.G. in order to incur any indebtedness, which could limit our ability to obtain additional financing until our adjusted EBITDA for the trailing four quarters increases. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to pursue our business objectives and to respond to business opportunities or challenges could be harmed, and our business, operating results and financial condition could be materially and adversely affected.

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

We rely in part upon third-party vendors, including cloud infrastructure and bandwidth providers, to operate our ecommerce platform and contact center. We cannot predict whether additional network capacity will be available from these vendors as we need it, and our network or our suppliers’ networks might be unable to achieve or maintain a sufficiently high capacity of data transmission. Any system failure that causes an interruption in or decreases the responsiveness of our services would impair our revenue-generating capabilities and harm our business and operating results and damage our reputation. In addition, any loss of data could result in loss of customers and subject us to potential liability. If these third parties experience difficulty providing the services we require or meeting our standards for those services, it could make it difficult for us to operate some aspects of our business. Our and our vendors' facilities, database and systems are vulnerable to damage or interruption from human error, fire, floods, earthquakes and other natural disasters, power loss, telecommunications failures, physical or electronic break-ins, computer viruses, cyberattacks, acts of terrorism, other attempts to harm our systems and similar events.

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

Consumers using our website and accessing our services depend upon Internet, online and other service providers for access to our website and services. Our remote employees rely on third-party service providers to access our systems and other agent productivity tools. Many of these service providers have experienced significant outages, delays and other difficulties in the past and could experience them in the future. Our business operations may be disrupted if our employees are unable to work from home effectively as a result of technical difficulties experienced by these service providers. Any significant interruption in access to our call centers or our website or increase in our website’s response time as a result of these difficulties could damage our relationship with insurance carriers, marketing partners and existing and potential members and could harm our business, operating results and financial condition.

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

The trading price of our common stock has been volatile and is likely to continue to fluctuate substantially. For the quarter ended March 31, 2022, the closing price of our common stock fluctuated from $9.79 to $27.44 per share. The trading price of our common stock depends on a number of factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our common stock since you might be unable to sell your shares at or above the price you paid. Factors that could cause fluctuations in the trading price of our common stock include the following:

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

Any sales in the public market of the common stock issuable upon conversion of the Series A preferred stock could adversely affect prevailing market prices of our common stock. Pursuant to the investment agreement, holders of our Series A preferred stock have customary resale registration rights for common stock issued upon conversion of the Series A preferred stock upon closing. Any resale of our common stock would increase the number of shares of our common stock available for public trading. Sales by our Series A preferred stockholder of a substantial number of shares of our common stock in the public market, or the perception that such sales might occur, could have a material adverse effect on the price of our common stock.

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

Further, the investment agreement entitles H.I.G. to nominate one individual for election to our board of directors for so long as it continues to own at least 30% of the common stock issuable or issued upon conversion of the Series A preferred stock originally issued to it. The director designated by H.I.G. will also be entitled to serve on committees of our board of directors, subject to applicable law and stock exchange rules. Notwithstanding the fact that all directors will be subject to fiduciary duties to us and to applicable law, the interests of the director designated by H.I.G. of our Series A preferred stock may differ from the interests of our security holders as a whole or of our other directors. H.I.G. nominated Aaron C. Tolson to our board of directors. Mr. Tolson was appointed to our board of directors as a Class I director on August 30, 2021, and as of the date of this report serves as the chairperson of the compensation committee and as a member of the equity incentive committee, nominating and corporate governance committee and government and regulatory affairs committee of the board of directors. In addition, if we fail to maintain certain levels of commissions receivable and liquidity, H.I.G. will be entitled to nominate one additional director, and the consent of H.I.G. will be required to approve our annual budget, hire or terminate certain key executives and incur certain indebtedness as outlined in the investment agreement.

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

Exhibit Number			Incorporation by Reference Herein
		Description of Exhibit	Form	Date
10.1		Credit Agreement, dated February 28, 2022, by and among eHealth, Inc., Blue Torch Finance LLC and the other lenders identified therein.	Current Report on Form 8-K (File No. 001-33071)	February 28, 2022
10.2		Amended and Restated 2021 Inducement Plan	Current Report on Form 8-K (File No. 001-33071)	March 18, 2022
10.3	†*	Severance Agreement, dated February 22, 2022, between Roman Rariy and eHealth, Inc.
10.4	†*	Sign-on and Retention Bonus Repayment Agreement, dated February 22, 2022, between Roman Rariy and eHealth, Inc.
31.1	†	Certification of Francis Soistman, Chief Executive Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	†	Certification of Christine Janofsky, Chief Financial Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	‡	Certification of Francis Soistman, Chief Executive Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	‡	Certification of Christine Janofsky, Chief Financial Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	†	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	†	Inline XBRL Taxonomy Extension Schema Document
101.CAL	†	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	†	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	†	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	†	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		The cover page from the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2022, formatted in Inline XBRL and contained in Exhibit 101
†    Filed herewith.
‡    Furnished herewith.
*    Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EHEALTH, INC.
Date:	May 6, 2022	/s/ Francis Soistman
Francis Soistman Chief Executive Officer (Principal Executive Officer)
Date:	May 6, 2022	/s/ Christine Janofsky
Christine Janofsky Chief Financial Officer (Principal Financial and Accounting Officer)