Form 10-Q
period 2022-06-30
eHealth, Inc.
filed 2022-08-09
CIK 1333493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR
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

(650) 210-3150
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of July 29, 2022 was 27,257,171 shares.

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
•The ongoing COVID-19 pandemic and public health crises, illness, epidemics or pandemics and the continued impact of remote work could adversely impact our business, operating results and financial condition.
•Changes in our management and key employees could affect our business and financial results.
•Our business may be harmed if we are not successful in executing on our strategic plans, including our growth strategy, cost-saving and enrollment quality initiatives.
•Seasonality may cause fluctuations in our financial results, and if we are not successful in responding to changes in the seasonality of our business, our business, operating results and financial condition could be harmed.
•The success of our customer care center operations depends upon our ability to timely hire, train, retain and ensure the productivity of our licensed health insurance agents.
•We rely on multiple channels, including the Internet, telephone, mail, email, marketing partners and other channels, to market our services and to communicate with qualified prospects and our existing customers. If we are unable to successfully provide a relevant and reliable experience in a cost-effective manner to attract and convert such prospects into members for whom we receive commissions and retain our existing customers, our business, operating results and financial condition would be harmed.
•We rely significantly on marketing partners and our business and operating results would be harmed if we are unable to maintain effective relationships with our existing marketing partners or if we do not establish successful relationships with new marketing partners.
•Our future operating results are likely to fluctuate and could fall short of expectations, which could negatively affect the value of our common stock.
•If commission reports we receive from carriers are inaccurate or not sent to us in a timely manner, our business and operating results could be harmed and we may not recognize trends in our membership.
•We do not receive information about membership cancellations from our health insurance carriers directly, which makes it difficult for us to determine the impact of current conditions on our membership retention and to accurately estimate membership as of a specific date.
•If our carrier advertising and sponsorship program are not successful, our business, operating results and financial condition could be harmed.
•There are many risks associated with our operations in China.
•Our success in selling Medicare-related health insurance will depend upon a number of factors some of which are outside of our control.
•The marketing and sale of Medicare plans are subject to numerous, complex and frequently changing laws, regulations and guidelines, and non-compliance with or changes in laws, regulations and guidelines could harm our business, operating results and financial condition.
•Changes and developments in the health insurance industry or system could harm our business, operating results and financial condition.
•From time to time we are subject to various legal proceedings which could adversely affect our business.
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
•Any legal liability, regulatory penalties, complaints or negative publicity related to the information on our website or that we otherwise provide could harm our business and operating results.

•Our operating results will be impacted by factors that impact our estimate of the constrained LTV of commissions per approved member.
•Our debt and preferred stock obligations contain restrictions that impact our business and expose us to risks that could materially adversely affect our liquidity and financial condition.
•Operating and growing our business is likely to require additional capital, and if capital is not available to us, our business, operating results and financial condition may suffer.
•Our ability to sell Medicare-related health insurance plans as a health insurance agent depends upon maintenance of functioning information technology systems.
•System failures or capacity constraints could harm our business and operating results.
•We may not be able to adequately protect our intellectual property, which could harm our business and operating results.
•Consumers and our employees depend upon third-party service providers to access our website, services and systems, and our business and operating results could be harmed as a result of technical difficulties experienced by these service providers.
•The price of our common stock has been and may continue to be volatile, and the value of your investment could decline.
•Our Series A preferred stock has rights, preferences and privileges that are not held by, and are preferential to, the rights of our common stockholders, which could adversely affect our liquidity and financial condition, result in the interests of holders of our Series A preferred stock differing from those of our common stockholders and make an acquisition of us more difficult.
Our Risk Factors are not guarantees that no such conditions exist as of the date of this report and should not be interpreted as an affirmative statement that such risks or conditions have not materialized, in whole or in part.

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
EHEALTH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, unaudited)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$194,741	$81,926
Short-term marketable securities	4,466	41,306
Accounts receivable	442	5,750
Contract assets – commissions receivable – current	201,315	254,821
Prepaid expenses and other current assets	9,633	23,784
Total current assets	410,597	407,587
Contract assets – commissions receivable – non-current	600,298	653,441
Property and equipment, net	9,750	12,105
Operating lease right-of-use assets	34,740	37,373
Restricted cash	3,239	3,239
Other assets	36,294	35,547
Total assets	$1,094,918	$1,149,292
Liabilities, convertible preferred stock, and stockholders’ equity
Current liabilities:
Accounts payable	$5,792	$13,750
Accrued compensation and benefits	11,010	16,458
Accrued marketing expenses	9,666	36,384
Lease liabilities – current	5,891	5,543
Other current liabilities	3,535	3,330
Total current liabilities	35,894	75,465
Long-term debt	65,403	—
Deferred income taxes – non-current	33,478	50,796
Lease liabilities – non-current	32,769	35,826
Other non-current liabilities	4,456	5,094
Total liabilities	172,000	167,181
Commitments and contingencies
Convertible preferred stock	247,337	232,592
Stockholders’ equity:
Common stock	40	39
Additional paid-in capital	767,164	755,875
Treasury stock, at cost	(199,998)	(199,998)
Retained earnings	108,225	193,213
Accumulated other comprehensive income	150	390
Total stockholders’ equity	675,581	749,519
Total liabilities, convertible preferred stock, and stockholders’ equity	$1,094,918	$1,149,292

The accompanying notes are an integral part of these condensed consolidated financial statements.

EHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands, except per share amounts, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
Commission	$47,835	$89,823	$141,685	$216,875
Other	2,574	6,734	13,974	13,896
Total revenue	50,409	96,557	155,659	230,771
Operating costs and expenses:
Cost of revenue	423	246	296	1,242
Marketing and advertising	29,963	44,581	88,417	95,455
Customer care and enrollment	29,149	38,362	71,313	72,524
Technology and content	17,780	20,464	37,443	43,627
General and administrative	17,198	18,118	37,185	41,172
Amortization of intangible assets	—	119	—	295
Restructuring and reorganization charges	1,369	—	6,192	2,431
Total operating costs and expenses	95,882	121,890	240,846	256,746
Loss from operations	(45,473)	(25,333)	(85,187)	(25,975)
Other income (expense), net	(1,167)	172	(2,188)	322
Loss before income taxes	(46,640)	(25,161)	(87,375)	(25,653)
Benefit from income taxes	(9,138)	(6,752)	(17,131)	(6,444)
Net loss	(37,502)	(18,409)	(70,244)	(19,209)
Paid-in-kind dividends for preferred stock	(4,771)	(3,082)	(9,488)	(3,082)
Change in preferred stock redemption value	(2,756)	(1,397)	(5,257)	(1,397)
Net loss attributable to common stockholders	$(45,029)	$(22,888)	$(84,989)	$(23,688)

Net loss per share attributable to common stockholders:
Basic and diluted	$(1.65)	$(0.86)	$(3.12)	$(0.89)
Weighted-average number of shares used in per share amounts:
Basic and diluted	27,276	26,677	27,283	26,639
Comprehensive loss:
Net loss	$(37,502)	$(18,409)	$(70,244)	$(19,209)
Unrealized holding loss for available for sales debt securities, net of tax	(10)	(35)	(2)	(51)
Foreign currency translation adjustments	(261)	59	(238)	42
Comprehensive loss	$(37,773)	$(18,385)	$(70,484)	$(19,218)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, unaudited)

Three Months Ended June 30, 2022
	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance as of March 31, 2022	38,880	$39	$762,212	12,053	$(199,998)	$153,253	$421	$715,927
Issuance of common stock in connection with equity incentive plans	530	1	—	—	—	—	—	1
Repurchase of shares to satisfy employee tax withholding obligations	—	—	(1,926)	234	—	—	—	(1,926)
Paid-in-kind dividend and accretion related to convertible preferred stock	—	—	—	—	—	(7,526)	—	(7,526)
Issuance of common stock for employee stock purchase program	83	—	873	—	—	—	—	873
Stock-based compensation	—	—	6,005	—	—	—	—	6,005
Other comprehensive loss, net of tax	—	—	—	—	—	—	(271)	(271)
Net loss	—	—	—	—	—	(37,502)	—	(37,502)
Balance as of June 30, 2022	39,493	$40	$767,164	12,287	$(199,998)	$108,225	$150	$675,581

Three Months Ended June 30, 2021
	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance as of March 31, 2021	37,993	$38	$728,213	11,912	$(199,998)	$315,355	$317	$843,925
Issuance of common stock in connection with equity incentive plans	63	—	517	—	—	—	—	517
Repurchase of shares to satisfy employee tax withholding obligations	—	—	(870)	13	—	—	—	(870)
Paid-in-kind dividend and accretion related to convertible preferred stock	—	—	—	—	—	(4,479)	—	(4,479)
Issuance of common stock for employee stock purchase program	38	—	2,248	—	—	—	—	2,248
Stock-based compensation	—	—	8,798	—	—	—	—	8,798
Other comprehensive income, net of tax	—	—	—	—	—	—	24	24
Net loss	—	—	—	—	—	(18,409)	—	(18,409)
Balance as of June 30, 2021	38,094	$38	$738,906	11,925	$(199,998)	$292,467	$341	$831,754

The accompanying notes are an integral part of these condensed consolidated financial statements.

EHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, unaudited)

Six Months Ended June 30, 2022
	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance as of December 31, 2021	38,704	$39	$755,875	12,016	$(199,998)	$193,213	$390	$749,519
Issuance of common stock in connection with equity incentive plans	706	1	1,054	—	—	—	—	1,055
Repurchase of shares to satisfy employee tax withholding obligations	—	—	(2,434)	271	—	—	—	(2,434)
Paid-in-kind dividend and accretion related to convertible preferred stock	—	—	—	—	—	(14,744)	—	(14,744)
Issuance of common stock for employee stock purchase program	83	—	873	—	—	—	—	873
Stock-based compensation	—	—	11,796	—	—	—	—	11,796
Other comprehensive loss, net of tax	—	—	—	—	—	—	(240)	(240)
Net loss	—	—	—	—	—	(70,244)	—	(70,244)
Balance as of June 30, 2022	39,493	$40	$767,164	12,287	$(199,998)	$108,225	$150	$675,581

Six Months Ended June 30, 2021
	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance as of December 31, 2020	37,755	$38	$721,013	11,831	$(199,998)	$316,155	$350	$837,558
Issuance of common stock in connection with equity incentive plans	301	—	802	—	—	—	—	802
Repurchase of shares to satisfy employee tax withholding obligations	—	—	(5,907)	94	—	—	—	(5,907)
Paid-in-kind dividend and accretion related to convertible preferred stock	—	—	—	—	—	(4,479)	—	(4,479)
Issuance of common stock for employee stock purchase program	38	—	2,248	—	—	—	—	2,248
Stock-based compensation	—	—	20,750	—	—	—	—	20,750
Other comprehensive loss, net of tax	—	—	—	—	—	—	(9)	(9)
Net loss	—	—	—	—	—	(19,209)	—	(19,209)
Balance as of June 30, 2021	38,094	$38	$738,906	11,925	$(199,998)	$292,467	$341	$831,754

The accompanying notes are an integral part of these condensed consolidated financial statements.

EHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Six Months Ended June 30,
	2022	2021
Operating activities:
Net loss	$(70,244)	$(19,209)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,037	2,202
Amortization of internally developed software	8,090	5,739
Amortization of intangible assets	—	295
Stock-based compensation expense	10,790	19,647
Deferred income taxes	(17,316)	(7,392)
Other non-cash items	1,129	779
Changes in operating assets and liabilities:
Accounts receivable	5,309	(1,736)
Contract assets – commissions receivable	106,616	37,007
Prepaid expenses and other assets	14,656	4,317
Accounts payable	(7,911)	(21,416)
Accrued compensation and benefits	(4,614)	(3,709)
Accrued marketing expenses	(26,715)	(7,647)
Deferred revenue	780	1,056
Accrued expenses and other liabilities	(1,261)	793
Net cash provided by operating activities	21,346	10,726
Investing activities:
Capitalized internal-use software and website development costs	(8,376)	(7,342)
Purchases of property and equipment and other assets	(227)	(2,705)
Purchases of marketable securities	(8,402)	(67,811)
Proceeds from redemption and maturities of marketable securities	45,269	41,514
Net cash provided by (used in) investing activities	28,264	(36,344)
Financing activities:
Proceeds from issuance of preferred stock, net of issuance costs	—	214,025
Net proceeds from debt financing	64,862	—
Net proceeds from exercise of common stock options and employee stock purchases	1,054	3,051
Repurchase of shares to satisfy employee tax withholding obligations	(2,434)	(5,907)
Principal payments in connection with leases	(64)	(76)
Net cash provided by financing activities	63,418	211,093
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(213)	26
Net increase in cash, cash equivalents and restricted cash	112,815	185,501
Cash, cash equivalents and restricted cash at beginning of period	85,165	47,113
Cash, cash equivalents and restricted cash at end of period	$197,980	$232,614

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

Basis of Presentation – The accompanying condensed consolidated balance sheet as of June 30, 2022, the condensed consolidated statements of comprehensive loss and stockholders’ equity for the three and six months ended June 30, 2022 and 2021, and the condensed consolidated statements of cash flows for the six months ended June 30, 2022 and 2021 are unaudited. The condensed consolidated balance sheet data as of December 31, 2021 was derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the Securities and Exchange Commission on March 1, 2022. The accompanying financial statements and related notes should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K.

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

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2021 and include all adjustments necessary for the fair presentation of our financial position as of June 30, 2022 and December 31, 2021, and our results of operations for the periods presented. The results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for any subsequent period or for the year ending December 31, 2022 and therefore should not be relied upon as an indicator of future results.

Subsequent to the issuance of our consolidated financial statements for the year ended December 31, 2020, we identified certain errors, including a $3.0 million under-recognition of stock-based compensation expense and a $1.5 million over-recognition of licensing costs for the year ended December 31, 2020. We adjusted for these items in the first quarter of 2021 and the adjustments reduced our net loss by approximately $1.5 million, or $0.06 per basic and diluted share in our Condensed Consolidated Statement of Comprehensive Loss for the three months ended March 31, 2021. These items also reduced our net loss by approximately $1.5 million, or $0.06 per basic and diluted share, on our Condensed Consolidated Statement of Comprehensive Loss for the six months ended June 30, 2022. We evaluated the effects of these out-of-period adjustments, both qualitatively and quantitatively, and concluded that the errors and the correction thereof were immaterial both individually and in the aggregate to the current reporting period and the periods in which they originated, including quarterly reporting.

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

We did not adopt any new accounting pronouncements during the six months ended June 30, 2022.

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 2 – Revenue

Disaggregation of Revenue – The table below depicts the disaggregation of revenue by product and is consistent with how we evaluate our financial performance (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Medicare
Medicare Advantage	$36,477	$69,142	$114,607	$172,667
Medicare Supplement	2,637	3,921	8,757	12,143
Medicare Part D	(462)	(6,027)	998	(4,291)
Total Medicare	38,652	67,036	124,362	180,519
Individual and Family (1)
Non-Qualified Health Plans	2,369	11,076	3,979	14,443
Qualified Health Plans	745	2,838	2,261	4,938
Total Individual and Family	3,114	13,914	6,240	19,381
Ancillary
Short-term	977	1,513	2,320	3,269
Dental	703	3,660	1,534	5,388
Vision	253	934	496	1,139
Other	715	1,021	1,129	1,056
Total Ancillary	2,648	7,128	5,479	10,852
Small Business	2,423	2,290	5,906	5,513
Commission Bonus and Other	998	(545)	(302)	610
Total Commission Revenue	47,835	89,823	141,685	216,875
Other Revenue
Sponsorship and Advertising Revenue	2,091	6,023	12,735	11,837
Other	483	711	1,239	2,059
Total Other Revenue	2,574	6,734	13,974	13,896
Total Revenue	$50,409	$96,557	$155,659	$230,771
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

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Commission revenue by segment is presented in the table below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Medicare
Commission Revenue from Members Approved During the Period	$49,855	$78,598	$134,138	$193,276
Net Commission Revenue from Members Approved in Prior Periods(1)	(10,788)	(11,543)	(10,737)	(11,529)
Total Medicare Segment Commission Revenue	$39,067	$67,055	$123,401	$181,747
Individual, Family and Small Business
Commission Revenue from Members Approved During the Period	$4,612	$5,208	$10,654	$11,603
Commission Revenue from Renewals of Small Business Members During the Period	2,044	1,723	5,081	4,410
Net Commission Revenue from Members Approved in Prior Periods(1)	2,112	15,837	2,549	19,115
Total IFP/SMB Segment Commission Revenue	$8,768	$22,768	$18,284	$35,128

Total Commission Revenue from Members Approved During the Period (1)	$54,467	$83,806	$144,792	$204,879
Commission Revenue from Renewals of Small Business Members During the Period	2,044	1,723	5,081	4,410
Total Net Commission Revenue from Members Approved in Prior Periods (1)(2)	(8,676)	4,294	(8,188)	7,586
Total Commission Revenue	$47,835	$89,823	$141,685	$216,875
_____________

(1)These amounts reflect our revised estimates of cash collections for certain members approved prior to the relevant reporting period that are recognized as adjustments to revenue within the relevant reporting period. The net adjustment revenue includes both increases in revenue for certain prior period cohorts as well as reductions in revenue for certain prior period cohorts.
(2)The impacts of total net commission revenue from members approved in prior periods were $(0.32) and $0.16 per basic and diluted share, for the three months ended June 30, 2022 and 2021, respectively. The impacts of total net commission revenue from members approved in prior periods were $(0.30) and $0.28 per basic and diluted share, for the six months ended June 30, 2022 and 2021, respectively.
The total reductions to revenue from members approved in prior periods were $13.7 million and $18.5 million for the three months ended June 30, 2022 and 2021, respectively, and $13.7 million and $19.4 million for the six months ended June 30, 2022 and 2021. These reductions to revenue primarily related to the Medicare segment.

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

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Our cash, cash equivalent and restricted cash balances are summarized as follows (in thousands):

	June 30, 2022	December 31, 2021
Cash	$58,761	$33,253
Cash equivalents	135,980	48,673
Cash and cash equivalents	194,741	81,926
Restricted cash	3,239	3,239
Total cash, cash equivalents and restricted cash	$197,980	$85,165

As of June 30, 2022 and December 31, 2021, we had $3.2 million of restricted cash which was classified as a non-current asset on our Condensed Consolidated Balance Sheets. This amount collateralizes letters of credit related to certain lease commitments.

Contract Assets and Accounts Receivable

We do not require collateral or other security for our contract assets and accounts receivable. We believe the potential for collection issues with any of our customers was minimal as of June 30, 2022.

We estimate an allowance for credit losses using relevant available information from internal and external sources, related to past events, current conditions, and reasonable and supportable forecasts. Specifically, for the purpose of measuring the probability of default parameters, we utilize Capital IQ’s, Standard & Poor’s and Moody’s analytics. Our estimates of loss given default are determined by using our historical collections data as well as historical information obtained through our research and review of other insurance related companies. Our estimated exposure at default is determined by applying these internal and external data sources to our commission receivable balances. As such, we apply an immediate reversion method and revert to historical loss information when computing our credit loss exposure. Credit loss expenses are assessed quarterly and included in general and administrative expense on our Condensed Consolidated Statement of Comprehensive Loss. There were no write-offs during the six month periods ended June 30, 2022 and 2021.

We considered the impact of recent events and global economic conditions when evaluating the appropriate adjustments to our allowance for credit losses as of June 30, 2022. We also considered the current and expected future economic and market conditions surrounding the COVID-19 pandemic.

The change in the allowance for credit losses for the six months ended June 30, 2022 is summarized as follows (in thousands):

Beginning balance	$2,198
Change in allowance	34
Ending balance	$2,232

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Our contract assets – commission receivable activities, net of credit loss allowances are summarized as follows (in thousands):

	Six Months Ended June 30, 2022
	Medicare Segment	IFP/SMB Segment	Total
Beginning balance	$837,474	$70,788	$908,262
Commission revenue from members approved during the period	134,138	10,654	144,792
Commission revenue from renewals of small business members during the period	—	5,081	5,081
Net commission revenue from members approved in prior periods	(10,737)	2,549	(8,188)
Cash receipts	(224,989)	(23,311)	(248,300)
Net change in credit loss allowance	(31)	(3)	(34)
Ending balance	$735,855	$65,758	$801,613

	Six Months Ended June 30, 2021
	Medicare Segment	IFP/SMB Segment	Total
Beginning balance	$739,637	$52,768	$792,405
Commission revenue from members approved during the period	193,276	11,603	204,879
Commission revenue from renewals of small business members during the period	—	4,410	4,410
Net commission revenue from members approved in prior periods	(11,529)	19,115	7,586
Cash receipts	(230,446)	(23,437)	(253,883)
Net change in credit loss allowance	206	19	225
Ending balance	$691,144	$64,478	$755,622

Credit Risk

Our financial instruments that are exposed to concentrations of credit risk principally consist of cash, cash equivalents, marketable securities, contract assets – commissions receivable, and accounts receivable. We invest our cash and cash equivalents with major banks and financial institutions and such investments are in excess of federally insured limits. We also have deposits with major banks in China that are denominated in both U.S. dollars and Chinese Yuan Renminbi and are not insured by the U.S. federal government. The deposits in China were $4.4 million as of June 30, 2022. See Note 4 – Fair Value Measurements for more information regarding our marketable securities.

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
We do not require collateral or other security for either our contract assets or accounts receivable. Carriers that represented 10% or more of our total contract assets, commission receivable, and accounts receivable balances are summarized as of the dates presented below:

	June 30, 2022	December 31, 2021
Humana	26%	25%
UnitedHealthCare (1)	24%	23%
Aetna (1)	17%	17%
Centene (1)	9%	10%
_____________

(1)Percentages include the carriers' subsidiaries.

Prepaid Expenses and Other Current Assets – Our prepaid expenses and other current assets are summarized as of the periods presented as follows (in thousands):

	June 30, 2022	December 31, 2021
Prepaid maintenance contracts	$4,185	$6,246
Prepaid expenses	1,827	11,379
Prepaid licenses	1,620	3,076
Prepaid insurance	1,004	2,161
Others	997	922
Prepaid expenses and other current assets	$9,633	$23,784

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

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Our financial assets measured at fair value on a recurring basis are summarized below by their classification within the fair value hierarchy as of the dates presented below (in thousands):

	June 30, 2022
	Carrying Value	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents
Money market funds	$14,263	$14,263	$—	$—	$14,263
Commercial paper	121,717	—	121,717	—	121,717
Short-term marketable securities
Commercial paper	4,466	—	4,466	—	4,466
Total assets measured at fair value	$140,446	$14,263	$126,183	$—	$140,446

	December 31, 2021
	Carrying Value	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents
Money market funds	$9,217	$9,217	$—	$—	$9,217
Commercial paper	39,456	—	39,456	—	39,456
Short-term marketable securities
Commercial paper	38,801	—	38,801	—	38,801
Corporate bond	2,505	—	2,505	—	2,505
Total assets measured at fair value	$89,979	$9,217	$80,762	$—	$89,979

As of June 30, 2022, our cash equivalents, consisting of money market funds and commercial paper with original maturity of 90 days or less, were classified as Level 1 and 2, respectively. We endeavor to utilize the best available information in measuring fair value. We used observable prices in active markets to determine the classification of our money market funds as Level 1. Our Level 2 assets consisted of available for sale marketable securities, which included commercial paper, agency bonds, and a corporate bond with maturities of less than one year. We classify our marketable debt securities within Level 2 in the fair value hierarchy, because we use quoted market prices to the extent available or alternative pricing sources and models utilizing market observable inputs to determine fair value. Our portfolio primarily consisted of financial instruments with a credit rating of AA or equivalent by S&P Rating and Moody's Investor Services. There were no transfers between the hierarchy levels during either the six months ended June 30, 2022 or the year ended December 31, 2021.

The following table summarizes our cash equivalents and available-for-sale debt securities by contractual maturity (in thousands):

	As of June 30, 2022
	Amortized Cost	Fair Value
Due in 1 year	$140,458	$140,446

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Unrealized gains and losses on available-for-sale debt securities that are not credit related are included in accumulated other comprehensive income and summarized as follows as of June 30, 2022 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents
Money market funds	$14,263	$—	$—	$14,263
Commercial paper	121,729	2	(14)	121,717
Short-term marketable securities
Commercial paper	4,466	—	—	4,466
Total	$140,458	$2	$(14)	$140,446

As of June 30, 2022, we had 30 securities in net loss positions and their unrealized losses were immaterial individually and in aggregate. We did not record any credit losses regarding our available-for-sale debt securities during the six months ended June 30, 2022. We do not intend to sell these securities and it is more likely than not that we will not be required to sell these securities before the recovery of their amortized cost basis.

Note 5 – Equity

2021 Inducement Plan – On September 22, 2021, the Company adopted an inducement plan (as amended, the “2021 Inducement Plan”), pursuant to which the Company reserved 410,000 shares of its common stock (subject to customary adjustments in the event of a change in capital structure of the Company) to be used exclusively for grants of awards to individuals who were not previously employees or directors of the Company, other than following a bona fide period of non-employment, as an inducement material to the individual's entry into employment with the Company within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules (“Nasdaq Rules”). In March 2022, the Company amended and restated the 2021 Inducement Plan to reserve an additional 500,000 shares of its common stock. The 2021 Inducement Plan and its amendment were approved by the Company's board of directors (the “Board”) without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Rules, and the terms and conditions of the 2021 Inducement Plan and awards to be granted thereunder are substantially similar to the Company's stockholder-approved Amended and Restated 2014 Equity Incentive Plan (as amended, the "2014 Equity Incentive Plan"). As of June 30, 2022, 543,960 shares were issued under the 2021 Inducement Plan.
Stock Repurchase Programs – We had no stock repurchase activity during the three and six months ended June 30, 2022. In addition to 10.7 million shares repurchased under our previous repurchase programs, we have in treasury 1.6 million shares as of June 30, 2022 that were previously surrendered by employees to satisfy tax withholding due in connection with the vesting of certain restricted stock units. As of June 30, 2022 and December 31, 2021, we had a total of 12.3 million shares and 12.0 million shares, respectively, held in treasury.

For accounting purposes, common stock repurchased under our stock repurchase programs is recorded based upon the settlement date of the applicable trade. Such repurchased shares are held in treasury and are presented using the cost method.

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Stock-Based Compensation Expense – Our stock-based compensation expense is summarized as follows by award types (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Restricted stock units*	$5,232	$7,646	$9,938	$18,365
Common stock options	294	140	551	320
Employee stock purchase plan	(21)	459	301	962
Total stock-based compensation expense	$5,505	$8,245	$10,790	$19,647
_________

*    Amounts include market-based and performance-based restricted stock units.

The following table summarizes stock-based compensation expense by operating function for the periods presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Marketing and advertising	$428	$2,140	$741	$4,625
Customer care and enrollment	512	692	966	1,161
Technology and content	1,821	2,360	3,671	5,103
General and administrative	2,744	3,053	5,412	8,758
Total stock-based compensation expense	$5,505	$8,245	$10,790	$19,647
Amount capitalized for internal-use software	538	553	1,044	1,103
Total stock-based compensation	$6,043	$8,798	$11,834	$20,750

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

Covenants and Liquidity Requirements – As long as H.I.G. continues to own at least 30% of the Series A preferred stock originally issued to it in the private placement, the consent of H.I.G. will be required for the Company to incur certain indebtedness and to take certain other corporate actions as set forth in the Company's investment agreement with H.I.G. entered into on February 17, 2021 (the “Investment Agreement”). In addition, the Company is required to maintain an asset coverage ratio (as defined in the Investment Agreement) of at least 2x, which increases to 2.5x 30 months after the date of the Investment Agreement. Additionally, the Investment Agreement requires the Company to maintain a minimum liquidity amount (as defined in the Investment Agreement) for certain periods that ranges from $65.0 million to $125.0 million. If the Company fails to maintain the minimum asset

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
coverage ratio or minimum liquidity amount as of a certain date or for a certain time period required by the Investment Agreement and H.I.G continues to own at least 30% of the Series A preferred stock originally issued to it in the private placement, H.I.G will have the right to nominate an additional director to the Board, and the consent of H.I.G. will be required to approve the Company's annual budget, hire or terminate certain key executives, and incur certain indebtedness as outlined in the Investment Agreement. H.I.G. will no longer have these additional board nomination and consent rights if the Company is able to satisfy the minimum liquidity amount requirements in the Investment Agreement for any subsequent 12 consecutive months. As of June 30, 2022, we were in compliance with the asset coverage ratio and minimum liquidity amounts as required in the Investment Agreement.

Our Series A preferred stock is considered temporary equity in our condensed consolidated financial statements. We have determined there are no material embedded features that require recognition as a derivative asset or liability. We recognized the Series A preferred stock at its stated amount less issuance costs of $11.0 million, or $214.0 million.

As of June 30, 2022, the estimated Series A preferred stock redemption value equals 135% of the Accrued Value per share as of the redemption date, plus any accrued and unpaid dividends, which is significantly in excess of the fair value of the common stock into which the Series A preferred stock is convertible as of June 30, 2022. We have elected to apply the accretion method to adjust the carrying value of the Series A preferred stock to its redemption value at the earliest date of redemption, April 30, 2027. Amounts recognized to accrete the Series A preferred stock to its estimated redemption value are treated as a deemed dividend and are recorded as a reduction to retained earnings. The estimated redemption value will vary in subsequent periods due to the redemption put right described above and we have elected to recognize such changes prospectively. No shares of Series A preferred stock have been converted and the Series A preferred stock was convertible into approximately 3.1 million shares of common stock as of June 30, 2022.

The following table summarizes the proceeds and changes to our Series A preferred stock (in thousands):

Gross proceeds	$225,000
Less: issuance costs	(10,975)
Net proceeds	$214,025

Balance as of Closing Date	$214,025
Accrued paid-in-kind dividends	12,206
Change in preferred stock redemption value	6,361
Balance as of December 31, 2021	$232,592
Accrued paid-in-kind dividends	9,488
Change in preferred stock redemption value	5,257
Balance as of June 30, 2022	$247,337

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 7 – Net Loss Per Share Attributable to Common Stockholders

Our Series A preferred stock is considered a participating security which requires the use of two-class method for the computation of basic and diluted per share amounts. Under the two-class method, earnings available to common stockholders for the period are allocated between common stockholders and participating securities according to dividends accumulated and participation rights in undistributed earnings. Net loss attributable to common stockholders is not allocated to the convertible preferred stock as the holder of the Series A preferred stock does not have a contractual obligation to share in losses. Basic net loss attributable to common stockholders per share is computed by dividing net loss available to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted net loss attributable to common stockholders per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common and common equivalent shares outstanding during the period. Diluted net loss attributable to common stockholders per share reflects all potential dilutive common stock equivalent shares, including conversion of preferred stock, stock options, restricted stock units and shares to be issued under our employee stock purchase program.

The following table sets forth the computation of basic and diluted net loss attributable to common stockholders per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net loss attributable to common stockholders	$(45,029)	$(22,888)	$(84,989)	$(23,688)
Denominator:
Shares used in per share calculation – basic	27,276	26,677	27,283	26,639
Dilutive effect of common stock	—	—	—	—
Shares used in diluted share calculation	27,276	26,677	27,283	26,639
Net loss attributable to common stockholders per share – basic and diluted	$(1.65)	$(0.86)	$(3.12)	$(0.89)

For each of the three and six months ended June 30, 2022 and 2021, we had securities outstanding that could potentially dilute per share amounts, but the shares from the assumed conversion or exercise of these securities were excluded in the computation of diluted net loss per share as their effect would have been anti-dilutive. The number of outstanding anti-dilutive shares that were excluded from the computation of diluted net loss per share consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Convertible preferred stock	3,071	2,827	3,041	2,827
Restricted stock units*	1,939	885	1,334	978
Common stock options	253	351	258	358
Employee stock purchase program	118	1	—	2
Total	5,381	4,064	4,633	4,165
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

Our future minimum payments under non-cancellable contractual service and licensing obligations as of June 30, 2022 (in thousands):

For the Years Ending December 31,
Remainder of 2022	$6,851
2023	8,639
2024	2,470
2025	229
2026	—
Thereafter	—
Total	$18,189

Operating Leases

Refer to Note 10 – Leases for commitments related to our operating leases.

Contingencies

From time to time, we receive inquiries from governmental bodies and also may be subject to various legal proceedings and claims arising in the ordinary course of business. We assess contingencies to determine the degree of probability and range of possible loss for potential accrual in our condensed consolidated financial statements. An estimated loss contingency is accrued in the condensed consolidated financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. There was no material litigation-related accrual during the three and six months ended June 30, 2022. Legal proceedings or other contingencies could result in material costs, even if we ultimately prevail.

Legal Proceedings

Securities Class Action – On April 8, 2020 and April 30, 2020, two purported class action lawsuits were filed against the Company, its then-chief executive officer, Scott N. Flanders, its then-chief financial officer, Derek N. Yung, and its then-chief operating officer, David K. Francis in the United States District Court for the Northern District of California. The cases are captioned Patel v. eHealth, Inc., et al., Case No. 5:20-cv-02395 (N.D. Cal.) and Bertrand v. eHealth, Inc. et al., Case No. 4:20-cv-02967 (N.D. Cal.). The complaints allege, among other things, that the Company and Messrs. Flanders, Yung and Francis made materially false and misleading statements and/or failed to disclose material information regarding the Company's accounting and modeling assumptions, rate of member churn and the Company's profitability during the alleged class period of March 19, 2018 to April 7, 2020. The complaints allege that we and Messrs. Flanders, Yung and Francis violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (as amended, the "Exchange Act") and Rule 10b-5 promulgated thereunder. The complaints seek compensatory and (in the Patel lawsuit) punitive damages, attorneys’ fees and costs, and such other relief as the court deems proper. On June 24, 2020, the Court consolidated the above-referenced matters under the caption In re eHealth Securities Litig., Master File No. 4:20-cv-02395-JST (N.D. Cal.). The Court also appointed a lead plaintiff and lead counsel for the consolidated matter. An Amended Complaint was filed on August

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
25, 2020, which Defendants moved to dismiss on October 23, 2020. Defendants’ motion, which Plaintiff opposed, was granted in part and denied in part on August 12, 2021. The Court dismissed Plaintiff's claims to the extent premised upon alleged misrepresentations or omissions relating to churn, but denied Defendants' motion with respect to alleged misstatements regarding purported operating costs. On October 1, 2021, the Company filed an Answer denying in part and admitting in part the remaining allegations, and denying any wrongdoing. On November 11, 2021, Plaintiff’s counsel filed a suggestion of death with respect to the lead plaintiff Billy White. The parties stipulated to a schedule for the lead plaintiff process to be re-opened, which was so-ordered by the Court on January 10, 2022. Plaintiff’s counsel published notice regarding the appointment of a new lead plaintiff on January 17, 2022. On March 18, 2022, several motions were filed by class members seeking appointment as lead plaintiff. The lead plaintiff motions are pending with the court.

Derivative Actions – On July 7, 2020 and October 13, 2020, two derivative lawsuits were filed against the Company's then-chief executive officer, Mr. Flanders, its then-chief financial officer, Mr. Yung, its then-chief operating officer, Mr. Francis, and the then-current members of the Board (collectively, the “Individual Defendants”), in the United States District Court for the Northern District of California and the Superior Court of California, County of Santa Clara. The cases are captioned Chernet v. Flanders et al., Case No. 3:20-cv-04477-SK (N.D. Cal.), and Lincolnshire Police Pension Fund v. Flanders et al., Case No. 20CV371555 (Cal. Super. Ct.), and also name the Company as a nominal defendant. A third derivative lawsuit was filed against the same defendants on October 5, 2021 in the United States District Court for the Northern District of California, captioned Badwal v. Flanders et al., Case No. 4:21-cv-07795 (N.D. Cal.). The complaints allege, among other things, that the Individual Defendants made or caused the Company to make materially false and misleading statements and/or failed to disclose material information regarding our accounting and modeling assumptions, rate of member churn, profitability and internal controls for the period of March 2018 through the present. The Chernet and Lincolnshire complaints purport to assert claims for breach of fiduciary duty, unjust enrichment and waste of corporate assets. The Chernet lawsuit also alleges that the Individual Defendants violated Sections 14(a), 10(b), and 20(a) of the Exchange Act and asserts claims for abuse of control and gross mismanagement. The Badwal complaint purports to assert a claim for breach of fiduciary duty, an insider trading claim and violations of Section 14(a), 10(b) and 21D of the Exchange Act. The Chernet and Lincolnshire complaints seek damages, restitution, attorneys’ fees and costs, and certain measures with respect to the Company's corporate governance and internal procedures, and (in the Lincolnshire lawsuit) equitable and/or injunctive relief. The Badwal complaint seeks damages, declaratory relief, corporate governance measures, equitable and injunctive relief, restitution and disgorgement, and attorneys' fees and costs. On August 10, 2020, the parties filed a Stipulation and Proposed Order in the Chernet matter to stay the action until and through the resolution of the Defendants' anticipated motion to dismiss the consolidated securities class action, and filed a similar stipulation in the Lincolnshire matter on December 11, 2020. The Chernet stipulation was granted by the Court on August 12, 2020 and the Lincolnshire stipulation on December 11, 2020. In December 2021, the parties entered into a stipulation to further stay the Badwal and Chernet actions pending the appointment of a lead plaintiff in the consolidated action, which was so ordered by the Court on December 14, 2021.

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

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The results of our operating segments are summarized for the periods presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
Medicare	$41,062	$73,231	$136,129	$194,252
Individual, Family and Small Business	9,347	23,326	19,530	36,519
Total revenue	$50,409	$96,557	$155,659	$230,771
Segment profit (loss)
Medicare	$(25,271)	$(17,804)	$(40,088)	$6,741
Individual, Family and Small Business	4,343	17,925	9,597	25,977
Segment profit (loss)	(20,928)	121	(30,491)	32,718
Corporate	(12,322)	(13,093)	(27,587)	(28,379)
Stock-based compensation expense	(5,505)	(8,245)	(10,790)	(19,647)
Depreciation and amortization	(5,349)	(3,997)	(10,127)	(7,941)
Amortization of intangible assets	—	(119)	—	(295)
Restructuring and reorganization charges	(1,369)	—	(6,192)	(2,431)
Other income (expense), net	(1,167)	172	(2,188)	322
Loss before income taxes	$(46,640)	$(25,161)	$(87,375)	$(25,653)

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

Geographic Information

Our long-lived assets primarily consist of property and equipment and internally-developed software. Our long-lived assets are attributed to the geographic location in which they are located. Long-lived assets by geographical area are summarized as follows (in thousands):

	June 30, 2022	December 31, 2021
United States	$43,651	$45,134
China	470	595
Total	$44,121	$45,729

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Significant Customers

Substantially all revenue for the three and six months ended June 30, 2022 and 2021 was generated from customers located in the United States. Carriers representing 10% or more of our total revenue are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
UnitedHealthCare (1)	23%	21%	21%	21%
Humana	14%	18%	19%	18%
Centene (1)	13%	12%	14%	12%
Aetna (1)	11%	22%	11%	22%
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

Total operating lease expenses were $1.9 million for the three months ended June 30, 2022 and 2021 and $3.8 million for the six months ended June 30, 2022 and 2021. The sublease income was immaterial for both periods.

Supplemental information related to leases are as follows (dollars in thousands):

	June 30, 2022	December 31, 2021
Weighted-average remaining lease term of operating leases	5.9 years	6.3 years
Weighted-average discount rate used to recognize operating lease right-of-use-assets	5.4%	5.4%
	Six Months Ended June 30,
	2022	2021
Operating lease expense	$3,824	$3,825
Cash outflows related to operating leases	3,909	3,802

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
As of June 30, 2022, maturities of operating lease liabilities are as follows (in thousands):

Year ending December 31,
Remainder of 2022	$3,788
2023	8,029
2024	7,828
2025	8,005
2026	6,734
Thereafter	12,827
Total lease payments (1)	$47,211
Less imputed interest	(8,551)
Total	$38,660
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

Note 11 — Restructuring and Reorganization

Our restructuring and reorganization costs and liabilities consist primarily of severance, transition and other related costs. The following table summarizes the cash-based restructuring and reorganization related liabilities (in thousands):

Six Months Ended June 30, 2022
Beginning balance	$146
Restructuring and reorganization charges	6,192
Payments	(5,346)
Ending balance	$992

In the first half of 2022, we recorded pre-tax restructuring charges of $6.2 million related to the elimination of 339 full-time positions that was completed in April 2022. The reduction represented approximately 14% of our workforce, primarily within our customer care and enrollment group, and to a lesser extent, in our marketing and advertising, technology and content, and general and administrative groups. The expense was primarily related to employee termination benefits. Substantially all of the restructuring charges will be settled in cash. No equity awards were modified. As of June 30, 2022, the restructuring accrual of $1.0 million is recorded in other current liabilities on our Condensed Consolidated Balance Sheet.

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

Financial covenants in the Term Loan Credit Agreement require that we maintain Liquidity (as defined in the Term Loan Credit Agreement) at or above $25.0 million as of the last calendar day of any month. The Term Loan Credit Agreement also requires that the outstanding amount as of any day be less than 50% of our total contract assets - commissions receivables (i.e., both current and non-current commissions receivables). As of June 30, 2022, we were in compliance with our loan covenants.

In the first quarter of 2022, we obtained a $70.0 million secured term loan under our Term Loan Credit Agreement. We incurred closing costs totaling $5.1 million, which were recorded as a direct deduction from the face of the loan on our Condensed Consolidated Balance Sheet. There was $4.6 million of unamortized issuance costs as of June 30, 2022. The carrying value of the loan was $65.4 million as of June 30, 2022.

Note 13 – Income Taxes

The following table summarizes our benefit from income taxes and our effective tax rates for the periods presented below (in thousands, except effective tax rate):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Loss before income taxes	$(46,640)	$(25,161)	$(87,375)	$(25,653)
Benefit from income taxes	(9,138)	(6,752)	(17,131)	(6,444)
Effective tax rate	19.6%	26.8%	19.6%	25.1%

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

For the three and six months ended June 30, 2022, we recognized a benefit from income taxes of $9.1 million and $17.1 million, respectively, representing an effective tax rate of 19.6%, which was lower than the statutory federal tax rate primarily due to stock-based compensation adjustments and non-deductible lobbying expenses, partially offset by research and development credits. For the three and six months ended June 30, 2021, we recognized a benefit from income taxes of $6.8 million and $6.4 million, respectively, representing an effective tax rate of 26.8% and 25.1%, respectively, which was higher than the statutory federal tax rate primarily due to stock-based compensation adjustments, non-deductible lobbying expenses and state taxes, partially offset by research and development credits.

Assessing the realizability of our deferred tax assets is dependent upon several factors, including the likelihood and amount, if any, of future taxable income in relevant jurisdictions during the periods in which those temporary differences become deductible. We forecast taxable income by considering all available positive and negative evidence, including our history of operating income and losses and our financial plans and estimates that we use to manage the business. These assumptions require significant judgment about future taxable income. As a result, the amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change. We continue to recognize our deferred tax assets as of June 30, 2022, as we believe it is more likely than not that the net deferred tax assets will be realized, with the exception of certain net operating losses and credits that are expected to expire unutilized which have a valuation allowance.

Note 14 – Subsequent Event

On August 8, 2022, we obtained master landlord consent to enter into a sublease of our 45,657 square feet of office space in Santa Clara, California. The sublease will expire on March 31, 2029, the date on which the underlying lease agreement will terminate, and we will receive approximately $13.5 million of base rent payments over the sublease term.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The words “expect,” “anticipate,” “believe,” “estimate,” “target,” “goal,” “project,” “hope,” “intend,” “plan,” “seek,” “continue,” “may,” “could,” “should,” “might,” “forecast,” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements include, among other things, statements regarding our expectations relating to approved members, new paying members and estimated membership; our estimates regarding the constrained lifetime value of commissions; our expectations relating to revenue, operating costs, cash flows and profitability; our expectations regarding our strategy and investments, including investments in our ecommerce and call center capabilities, technology, agent training and quality assurance efforts; our expectations regarding our Medicare business, including market opportunity, consumer demand and our competitive advantage; our expectations regarding our individual and family business, including anticipated trends and our ability to enroll individuals and families into qualified health plans; our expectation regarding our strategic plans, including our growth strategy, cost savings and enrollment quality initiatives; the impact of future and existing laws and regulations on our business; the expected impact of the COVID-19 pandemic and continued remote operations on our business; the expected impact of inflation and general economic conditions on our business; our expectations regarding commission rates, payment rates, conversion rates, plan termination rates and duration, membership retention rates and membership acquisition costs; our expectations regarding health insurance agents licensing and productivity; our expectations regarding beneficiary complaints, customer experience and enrollment quality; our expectations relating to the seasonality of our business; expected competition from government-run health insurance exchanges and other sources; our expectations relating to marketing and advertising expense and expected contributions from our marketing and strategic partnership channels; the timing of our receipt of commission and other payments; our critical accounting policies and related estimates; liquidity and capital needs; political, legislative, regulatory and legal challenges; the merits or potential impact of any lawsuits filed against us; as well as other statements regarding our future operations, financial condition, prospects and business strategies.

We have based these forward-looking statements on our current expectations about future events. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Our actual results may differ materially from those suggested by these forward-looking statements for various reasons, including our ability to retain existing members and enroll new members during the annual health care open enrollment period, the Medicare annual enrollment period and other special enrollment periods; changes in laws, regulations and guidelines, including in connection with health care reform or with respect to the marketing and sale of Medicare plans; competition, including competition from government-run health insurance exchanges and other sources; the seasonality of our business and the fluctuation of our operating results; our ability to accurately estimate membership, lifetime value of commissions and commissions receivable; changes in product offerings among carriers on our ecommerce platform and the resulting impact on our commission revenue; our ability to execute on our growth strategy in the Medicare market; the continued impact of the COVID-19 pandemic and remote work on our operations, business, financial condition and growth prospects, as well as on the general economy; changes in our management and key employees; exposure to security risks and our ability to safeguard the security and privacy of confidential data; our relationships with health insurance carriers; the success of our carrier advertising and sponsorship program; customer concentration and consolidation of the health insurance industry; our success in marketing and selling health insurance plans and our unit cost of acquisition; our ability to hire, train, retain and ensure the productivity of licensed health insurance agents and other employees; our ability to execute on our transformational plan and other strategic initiatives; the need for health insurance carrier and regulatory approvals in connection with the marketing of Medicare-related insurance products; changes in the market for private health insurance; consumer satisfaction of our service and actions we take to improve the quality of enrollments; changes in member conversion rates; changes in commission rates; our ability to sell qualified health insurance plans to subsidy-eligible individuals and to enroll subsidy-eligible individuals through government-run health insurance exchanges; our ability to maintain and enhance our brand identity; our ability to derive desired benefits from investments in our business, including membership growth and retention initiatives; reliance on marketing partners; the impact of our direct-to-consumer email, social media, telephone and television marketing efforts; timing of receipt and accuracy of commission reports; payment practices of health insurance carriers; dependence on our operations in China; the restrictions in our debt obligations; the restrictions in our investment agreement with H.I.G.; our ability to raise additional capital; compliance with insurance and other laws and regulations; the outcome of litigation in which we are involved; the performance, reliability and availability of our information technology systems, ecommerce platform and underlying network infrastructure; and those identified under the heading “Risk Factors” in Part II, Item 1A. of this report and those discussed in our other Securities and Exchange Commission filings. Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in this report are made only as of the date hereof. Except as required by applicable law, we do not undertake, and specifically decline, any obligation to update any of these statements or to publicly announce the results of any revisions to any forward-looking statements, whether as a result of new information, future events, changes in assumptions or otherwise. The following discussion should be read in conjunction with our Annual Report on Form 10-K as filed with the Securities and Exchange Commission in March 2022, and the audited consolidated financial statements and related notes contained therein.

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

Updates on Business Initiatives

During 2021, we made a number of changes to our telesales and online capabilities with a focus on driving performance and improving enrollment quality in preparation for the annual enrollment period ("AEP") in the fourth quarter. We continue to build on these initiatives in 2022. The investments in our telesales operations, technology and enrollment quality assurance have resulted in lower conversion rates and longer average talk times for telephonic enrollments and have negatively impacted our financial results through the second quarter of 2022. However, we are seeing position traction in the enrollment quality metrics including Complaint Tracking Module scores and retention characteristics for the new enrollments that we added during the 2022 AEP , relative to comparable enrollment cohorts from the 2021 and 2020 AEPs. This suggests that the enrollments are of higher quality, resulting in higher customer satisfaction, increased plan longevity and potentially higher lifetime values.

Enrollment quality has been our focus since the launch of our retention program in 2020, which helps ensure that we present Medicare beneficiaries with choices that best align with their eligibility status, lifestyle, health conditions and economic means with the goal of minimal disruption in existing provider relationships. We have been seeking additional ways to improve our customer experience, enhance accuracy of plan recommendations and reduce disenrollment. In addition to our quality assurance efforts initiated in 2021, we continue to introduce further initiatives in our customer care centers. This includes increased agent specialization by product and geography, improvement of agent training to further enhance their sales skills, and continued improvements in our omnichannel enrollment platform. We recently launched an online chat tool powered by licensed agents and piloted a program of a co-browsing feature that allows agents and customers to share screens for more effective navigation of the enrollment experience. These initiatives enhance our technology differentiation and create a stronger connection between agent driven and digital organizations. Furthermore, our agent mix will be more mature in 2022 compared to a year ago. We expect these initiatives will build on positive momentum in our conversion rates as we prepare for the 2023 AEP.

Transformational Plan — We are implementing a multi-year transformational plan to right-size our cost structure and drive future profitability. This plan incorporates different operational and cost savings initiatives, including a reduction in vendor-related spend outside of mission critical areas, plans to reduce our real-estate footprint as we become a virtual-first workplace, and a targeted workforce reduction implemented during the second quarter of 2022. In April 2022, we eliminated over 300 full-time positions, representing approximately 14% of our workforce, primarily within our customer care and enrollment group, and to a lesser extent, in our marketing and advertising, technology and content, and general and administrative groups.

We are also making changes to variable cost management. These initiatives are intended to improve our operations through re-engineering, reorganizing, and better deployment of marketing expenses. For example, we have de-emphasized underperforming demand generation channels in favor of channels that bring higher quality leads. Through this transformational plan, we expect to achieve ongoing significant cost savings while preserving our competitive edge and focusing on initiatives with highest in-period returns on investment. In 2022, we expect to achieve over $60 million in annualized cost savings compared to 2021. The variable cost reduction is expected to lead to a temporary decline in our Medicare enrollments and revenue in 2022 before a return to growth in 2023 on a significantly improved operational and cost foundation.

Changes in Senior Management

In January 2022, we announced the termination of employment of chief revenue officer, Timothy C. Hannan, effective January 31, 2022, and the appointment of Robert S. Hurley as interim chief revenue officer effective February 1, 2022. Mr. Hurley previously served as an executive officer of the Company for over 20 years until his retirement in March 2020.

In February 2022, we announced the appointment of Roman Rariy as our chief operating officer and chief transformation officer, effective March 1, 2022.

In May 2022, we announced the appointment of John Dolan as our chief accounting officer and principal accounting officer of the Company, effective May 31, 2022.

COVID-19 Impact Updates

We experienced a number of changes in our business related to the impacts from the COVID-19 pandemic from 2020 onwards. During the first quarter of 2020, we closed our offices in the United States and China and shifted our employees to a work-from-home model in response to the virus outbreak. Our office in China has reopened since the second quarter of 2020 given the improvements in the situation in the region where our office is located. We currently operate with a combination of remote and in-office work in the United States and have implemented new business protocols for employees who have resumed work in our office. Most of our employees work remotely at this time, and further measures are in progress towards becoming a virtual-first workplace.

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

The following table shows approved members by product for the periods presented:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2022	2021		2022	2021
Medicare
Medicare Advantage	51,506	78,569	(34)%	133,937	185,453	(28)%
Medicare Supplement	3,092	6,130	(50)%	9,648	13,912	(31)%
Medicare Part D	4,845	6,976	(31)%	11,668	14,987	(22)%
Total Medicare	59,443	91,675	(35)%	155,253	214,352	(28)%
Individual and Family	4,601	9,473	(51)%	14,402	20,787	(31)%
Ancillary	18,266	24,048	(24)%	37,236	50,559	(26)%
Small Business	1,825	2,588	(29)%	4,339	5,536	(22)%
Total Approved Members	84,135	127,784	(34)%	211,230	291,234	(27)%

Three Months Ended June 30, 2022 and 2021 – Total Medicare approved members decreased 35% in the three months ended June 30, 2022 compared to the same period in 2021. The decrease was attributable to all Medicare products. The decrease in Medicare Advantage approved members, in particular, was driven by a decrease in submitted applications as a result of our targeted reduction in marketing and advertising costs, which decreased 33% compared to the same period in 2021 and lower telephonic conversion rates.

Individual and family plan approved members decreased 51% in the three months ended June 30, 2022 compared to the same period in 2021 due to an extension of the enrollment period in 2021 that did not occur in 2022.

Ancillary plan approved members declined 24% in the three months ended June 30, 2022 compared to the same period in 2021 primarily due to declines in approved members for dental and vision insurance plans. Small business group health insurance approved members decreased 29% in the three months ended June 30, 2022 compared to the same period in 2021 mainly due to a decrease in approved groups.

Six Months Ended June 30, 2022 and 2021 – Total Medicare approved members decreased 28% in the six months ended June 30, 2022 compared to the same period in 2021. The decrease in total Medicare approved members was attributable to a decrease in approved members across all Medicare products that we market including Medicare Advantage, Medicare Supplement, and Medicare Part D prescription drug plans, during the six months ended June 30, 2022 compared to the same period in 2021. The decrease in Medicare Advantage approved members, in particular, was driven by a decrease in submitted applications primarily due to lower telephonic conversion rates and our decision to reduce our investment in telephonic enrollment growth in 2022.

Individual and family plan approved members declined 31% in the six months ended June 30, 2022 compared to the same period in 2021 primarily due to an extension of the enrollment period in 2021 that did not occur in 2022.

Ancillary plan approved members declined 26% in the six months ended June 30, 2022 compared to the same period in 2021 primarily due to declines in approved members for dental and vision insurance plans. Small business group health insurance approved members declined 22% in the six months ended June 30, 2022 compared to the same period in 2021 primarily due to a decrease in approved groups.

New Paying Members

New Paying Members consist of approved members from the period presented and any periods prior to the period presented from whom we have received an initial commission payment during the period presented. The following table shows our new paying members by product for the periods presented below:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2022	2021		2022	2021
Medicare
Medicare Advantage	49,476	77,710	(36)%	167,119	218,707	(24)%
Medicare Supplement	2,762	5,317	(48)%	9,824	15,313	(36)%
Medicare Part D	4,449	6,880	(35)%	31,833	36,019	(12)%
Total Medicare	56,687	89,907	(37)%	208,776	270,039	(23)%
Individual and Family	4,950	9,211	(46)%	21,180	26,818	(21)%
Ancillary	18,001	23,103	(22)%	40,918	54,694	(25)%
Small Business	1,921	2,391	(20)%	5,005	6,516	(23)%
Total New Paying Members	81,559	124,612	(35)%	275,879	358,067	(23)%

Three Months Ended June 30, 2022 and 2021 – Total new paying members declined 35% in the three months ended June 30, 2022 compared to the same period in 2021 primarily due to a decrease in approved members for all products.

Six Months Ended June 30, 2022 and 2021 – Total new paying members declined 23% in the six months ended June 30, 2022 compared to the same period in 2021, primarily due to a decrease in approved members for all products.

Estimated Constrained Lifetime Value of Commissions Per Approved Member

The following table shows our estimated constrained LTV of commissions per approved member by product for the periods presented below:

	Three Months Ended June 30,		% Change
	2022	2021
Medicare
Medicare Advantage (1)	$886	$908	(2)%
Medicare Supplement (1)	913	938	(3)%
Medicare Part D (1)	207	216	(4)%
Individual and Family
Non-Qualified Health Plans (1)	327	243	35%
Qualified Health Plans (1)	340	286	19%
Ancillary
Short-term (1)	167	165	1%
Dental (1)	99	88	13%
Vision (1)	60	56	7%
Small Business (2)	201	184	9%
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

Medicare

The constrained LTV of commissions per approved member declined by 2%, 3%, and 4%, respectively, for Medicare Advantage, Medicare Supplement and Medicare Part D prescription drug plans during the three months ended June 30, 2022 compared to the same period in 2021. The decrease was primarily driven by lower retention rates within cohorts enrolled during the first half of 2021.

Individual and Family, Ancillary and Small Business

The constrained LTV of commissions per non-qualified health plan approved member and qualified health plan approved member increased 35% and 19%, respectively, during the three months ended June 30, 2022 compared to the same period in 2021 primarily due to increased estimates of average plan duration and a lower constraint for non-qualified health insurance plans.

The constrained LTV of commissions per approved member for short-term health insurance, dental, vision, and small business insurance plans increased by 1%, 13%, 7%, and 9%, respectively, during the three months ended June 30, 2022 compared with the same period in 2021 primarily due to increases in estimated average plan duration.

The constraints applied to the total estimated lifetime commissions we expect to receive for selling the plan after the carrier approves an application in order to derive the constrained LTV of commissions for approved members recognized for the periods presented below are summarized as follows:

	Three Months Ended June 30,
	2022	2021
Medicare
Medicare Advantage	7%	7%
Medicare Supplement	9%	9%
Medicare Part D	7%	7%
Individual and Family
Non-Qualified Health Plans	4%	7%
Qualified Health Plans	4%	4%
Ancillary
Short-term	20%	20%
Dental	5%	5%
Vision	5%	5%
Other	10%	10%
Small Business	5%	5%

The constraints for all Medicare products remained the same during the three months ended June 30, 2022, as compared to the same period in the prior year. The constraints for non-qualified health plans decreased during the three months ended June 30, 2022, as compared to the same period in the prior year, due to stabilization of market conditions and historical increases in LTV values. The constraints for ancillary insurance plans remained the same during the three months ended June 30, 2022, as compared to the same period in the prior year.

Estimated Membership

Estimated membership represents the estimated number of members active as of the date indicated based on the estimation methodology below. The following table shows estimated membership by product for the periods presented below:

	As of June 30,		% Change
	2022	2021
Medicare (1)
Medicare Advantage	589,553	562,905	5%
Medicare Supplement	104,414	99,306	5%
Medicare Part D	223,474	214,744	4%
Total Medicare	917,441	876,955	5%

Individual and Family (1)	101,802	107,466	(5)%
Ancillary (1)	224,649	236,099	(5)%
Small Business (2)	49,172	46,450	6%
Total Estimated Membership	1,293,064	1,266,970	2%
__________________

(1)To estimate the number of members on Medicare-related, Individual and Family ("IFP"), and ancillary health insurance plans, we take the respective sum of (i) the number of members for whom we have received or applied a commission payment for a month that may be up to three months prior to the date of estimation (after reducing that number using historical experience for assumed member cancellations over the period being estimated); and (ii) the number of approved members over that period (after reducing that number using historical experience for an assumed number of members who do not accept their approved policy and for estimated member cancellations through the date of the estimate). To the extent we determine through confirmations from a health insurance carrier that a commission payment is delayed or is inaccurate as of the date of estimation, we adjust the estimated membership to also reflect the number of members for whom we expect to receive or to refund a commission payment. Further the extent we have received substantially all of the commission payments related to a given month during the period being estimated, we will take the number of members for whom we have received or applied a commission payment during the month of estimation. For ancillary health insurance plans, the one to three-month period varies by insurance product and is largely dependent upon the timeliness of commission payment and related reporting from the related carriers.

(2)To estimate the number of members on small business health insurance plans, we use the number of initial members at the time the group was approved, and we update this number for changes in membership if such changes are reported to us by the group or carrier. However, groups generally notify the carrier directly of policy cancellations and increases or decreases in group size without informing us. Health insurance carriers often do not communicate policy cancellation information or group size changes to us. We often are made aware of policy cancellations and group size changes at the time of annual renewal and update our membership statistics accordingly in the period they are reported.

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

Medicare-related plan estimated membership as of June 30, 2022 grew 5% compared to estimated membership as of June 30, 2021 due to a 5% growth in Medicare Advantage and Medicare Supplement plan estimated memberships and a 4% growth in Medicare Part D plan estimated membership. The overall growth in Medicare estimated membership was due to new paying members we added over the last twelve months, net of churn.

Individual and family plan estimated membership as of June 30, 2022 declined 5% compared to estimated membership as of June 30, 2021 due to overall market conditions in the individual and family plan market, despite the recent stabilization and improvement. Ancillary plan estimated membership as of June 30, 2022 declined 5% compared to estimated membership as of June 30, 2021 primarily as a result of the decline in dental and short-term health plans estimated membership.

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

	Three Months Ended June 30,		% Change
	2022	2021
Medicare
Estimated CC&E cost per MA-equivalent approved member (1)	$486	$418	16%
Estimated variable marketing cost per MA-equivalent approved member (1)	410	412	—%
Total Medicare estimated cost per approved member	$896	$830	8%
Individual and Family Plan
Estimated CC&E cost per IFP-equivalent approved member (2)	$149	$103	45%
Estimated variable marketing cost per IFP-equivalent approved member (2)	102	65	57%
Total IFP estimated cost per approved member	$251	$168	49%
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

Estimated CC&E cost per MA-equivalent approved member increased 16% in the three months ended June 30, 2022 compared to the same period in 2021 due to lower enrollment volume and a decline in our telesales conversion rate resulting from enrollment quality initiatives. Estimated variable marketing cost per MA-equivalent approved member remained the same compared to the same period in 2021.

Estimated CC&E cost per IFP-equivalent approved member increased 45% in the three months ended June 30, 2022 compared to the same period in 2021 primarily due to an increase in the number of agents as we invest in individual coverage health reimbursement arrangement and state exchange opportunities. Estimated variable marketing cost per IFP-equivalent approved member increased 57% in the three months ended June 30, 2022 compared to the same period in 2021.

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

Results of Operations

Our operating results and related percentage of total revenue are summarized below for the periods presented (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
Revenue
Commission	$47,835	95%	$89,823	93%	$141,685	91%	$216,875	94%
Other	2,574	5%	6,734	7%	13,974	9%	13,896	6%
Total revenue	50,409	100%	96,557	100%	155,659	100%	230,771	100%
Operating costs and expenses (1)
Cost of revenue	423	1%	246	—%	296	—%	1,242	1%
Marketing and advertising	29,963	59%	44,581	46%	88,417	57%	95,455	41%
Customer care and enrollment	29,149	58%	38,362	40%	71,313	46%	72,524	31%
Technology and content	17,780	35%	20,464	21%	37,443	24%	43,627	19%
General and administrative	17,198	34%	18,118	19%	37,185	24%	41,172	18%
Amortization of intangible assets	—	—%	119	—%	—	—%	295	—%
Restructuring and reorganization charges	1,369	3%	—	—%	6,192	4%	2,431	1%
Total operating costs and expenses	95,882	190%	121,890	126%	240,846	155%	256,746	111%
Loss from operations	(45,473)	(90)%	(25,333)	(26)%	(85,187)	(55)%	(25,975)	(11)%
Other income (expense), net	(1,167)	(2)%	172	—%	(2,188)	(1)%	322	—%
Loss before income taxes	(46,640)	(92)%	(25,161)	(26)%	(87,375)	(56)%	(25,653)	(11)%
Benefit from income taxes	(9,138)	(18)%	(6,752)	(7)%	(17,131)	(11)%	(6,444)	(3)%
Net loss	$(37,502)	(74)%	$(18,409)	(19)%	$(70,244)	(45)%	$(19,209)	(8)%
____________

(1)Operating costs and expenses include the following amounts of stock-based compensation expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Marketing and advertising	$428	$2,140	$741	$4,625
Customer care and enrollment	512	692	966	1,161
Technology and content	1,821	2,360	3,671	5,103
General and administrative	2,744	3,053	5,412	8,758
Total stock-based compensation expense	$5,505	$8,245	$10,790	$19,647

Revenue

Our commission revenue, other revenue and total revenue are summarized as follows (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	$	%	2022	2021	$	%
Commission	$47,835	$89,823	$(41,988)	(47)%	$141,685	$216,875	$(75,190)	(35)%
% of total revenue	95%	93%			91%	94%
Other	2,574	6,734	(4,160)	(62)%	13,974	13,896	78	1%
% of total revenue	5%	7%			9%	6%
Total revenue	$50,409	$96,557	$(46,148)	(48)%	$155,659	$230,771	$(75,112)	(33)%

Three Months Ended June 30, 2022 and 2021 – Commission revenue decreased $42.0 million, or 47% during the three months ended June 30, 2022 compared to the same period in 2021 due to a $28.0 million decrease in commission revenue from the Medicare segment and a $14.0 million decrease in commission revenue from the Individual, Family and Small Business segment.

The decrease in commission revenue from the Medicare segment was driven by a 35% decline in Medicare plan approved members, driven primarily by a 34% decline in Medicare Advantage plan approved members. The decrease in commission revenue from the Individual, Family and Small Business segment was primarily due to a 51% decrease in individual and family plan approved members, a 24% decrease in ancillary plan approved members, and a $13.7 million decrease in net adjustment revenue from prior period enrollments compared to the same period in 2021. See Approved Members above and Segment Information below for further discussion.

Other revenue decreased $4.2 million, or 62%, during the three months ended June 30, 2022 compared to the same period in 2021 due to a decrease in Medicare advertising revenue.

Six Months Ended June 30, 2022 and 2021 – Commission revenue decreased $75.2 million, or 35%, during the six months ended June 30, 2022 compared to the same period in 2021 due to a $58.3 million decrease in commission revenue from the Medicare segment and a $16.8 million decrease in commission revenue from the Individual, Family and Small Business segment.

The decrease in commission revenue from the Medicare segment was driven by a 28% decrease in Medicare plan approved members, driven primarily by a 28% decline in Medicare Advantage plan approved members compared to the same period in 2021. The decrease in commission revenue from the Individual, Family and Small Business segment was primarily due to a 31% decrease in individual and family plan approved members, a 26% decrease in ancillary plan approved members, and a $16.6 million decrease in net adjustment revenue compared to the same period in 2021. See Approved Members above and Segment Information below for further discussion.

Other revenue increased $0.1 million, or 1%, during the six months ended June 30, 2022 compared to the same period in 2021 due to an increase in Medicare advertising revenue.

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

Our cost of revenue is summarized as follows (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	$	%	2022	2021	$	%
Cost of revenue	$423	$246	$177	72%	$296	$1,242	$(946)	(76)%
% of total revenue	1%	—%			—%	1%

Three Months Ended June 30, 2022 and 2021 – Cost of revenue increased by $0.2 million during the three months ended June 30, 2022, compared to the same period in 2021, primarily due to increased activity from our revenue sharing arrangements.

Six Months Ended June 30, 2022 and 2021 – Cost of revenue decreased by $0.9 million during the six months ended June 30, 2022, compared to the same period in 2021, primarily due to decreased activity from our revenue sharing arrangements.

Marketing and Advertising

Marketing and advertising expenses consist primarily of member acquisition expenses associated with our direct, marketing partner and online advertising member acquisition channels, in addition to compensation and other expenses related to marketing, business development, partner management, public relations and carrier relations personnel who support our offerings.

Our marketing and advertising expenses are summarized as follows (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	$	%	2022	2021	$	%
Marketing and advertising	$29,963	$44,581	$(14,618)	(33)%	$88,417	$95,455	$(7,038)	(7)%
% of total revenue	59%	46%			57%	41%

Three Months Ended June 30, 2022 and 2021 – Marketing and advertising expenses decreased $14.6 million, or 33%, during the three months ended June 30, 2022 compared to the same period in 2021, primarily driven by decreases of $12.8 million in Medicare plan related variable advertising, $1.7 million in stock-based compensation expense, and $1.0 million in personnel and compensation costs, partially offset by an increase of $0.7 million in consulting expenses. The decrease in variable advertising expenses was due to a decrease in our advertising expense through our lead gen partner and direct TV channels as we shift to a more targeted deployment of our marketing budget to emphasize highest performing channels.

Six Months Ended June 30, 2022 and 2021 – Marketing and advertising expenses decreased $7.0 million, or 7%, during the six months ended June 30, 2022 compared to the same period in 2021, primarily driven by decreases of $4.6 million in Medicare plan related variable advertising and $3.9 million in stock-based compensation expenses, partially offset by an increase of $1.3 million in consulting expenses. The decrease in variable advertising expenses was due to a decrease in our advertising expense through our direct channels.

Customer Care and Enrollment

Customer care and enrollment expenses primarily consist of compensation, benefits, and licensing costs for personnel engaged in assistance to applicants who call our customer care center and for enrollment personnel who assist applicants during the enrollment process.

Our customer care and enrollment expenses are summarized as follows (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	$	%	2022	2021	$	%
Customer care and enrollment	$29,149	$38,362	$(9,213)	(24)%	$71,313	$72,524	$(1,211)	(2)%
% of total revenue	58%	40%			46%	31%

Three Months Ended June 30, 2022 and 2021 – Customer care and enrollment expenses decreased $9.2 million, or 24%, during the three months ended June 30, 2022 compared to the same period in 2021, primarily due to decreases of $6.1 million in personnel cost from decreased headcount, $3.1 million in consulting expenses, and $0.5 million in licensing costs, partially offset by an increase of $0.6 million in facilities and other expenses.

Six Months Ended June 30, 2022 and 2021 – Customer care and enrollment expenses decreased $1.2 million, or 2%, during the six months ended June 30, 2022 compared to the same period in 2021, primarily due to decreases of $5.7 million in consulting expenses and $0.5 million in restructuring costs, partially offset by increases of $2.0 million in facilities and other operating expenses, $1.8 million in compensation and personnel costs, and $0.9 million in licensing costs.

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

Our technology and content expenses are summarized as follows (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	$	%	2022	2021	$	%
Technology and content	$17,780	$20,464	$(2,684)	(13)%	$37,443	$43,627	$(6,184)	(14)%
% of total revenue	35%	21%			24%	19%

Three Months Ended June 30, 2022 and 2021 – Technology and content expenses decreased $2.7 million, or 13%, during the three months ended June 30, 2022 compared to the same period in 2021 primarily driven by decreases of $1.3 million in personnel and compensation costs due to lower headcount, $1.3 million in facilities and other operating costs, $0.6 million in consulting costs, and $0.5 million in stock-based compensation costs, partially offset by an increase of $1.3 million in amortization of internally developed software.

Six Months Ended June 30, 2022 and 2021 – Technology and content expenses decreased $6.2 million, or 14%, during the six months ended June 30, 2022 compared to the same period in 2021 primarily driven by decreases of $2.7 million in personnel and compensation costs due to lower headcount, $2.7 million in facilities and other operating costs, $1.4 million in stock-based compensation expense, and $1.3 million in consulting costs, partially offset by an increase of $2.4 million in amortization of internally developed software.

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

Our general and administrative expenses are summarized as follows (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	$	%	2022	2021	$	%
General and administrative	$17,198	$18,118	$(920)	(5)%	$37,185	$41,172	$(3,987)	(10)%
% of total revenue	34%	19%			24%	18%

Three Months Ended June 30, 2022 and 2021 – General and administrative expenses decreased $0.9 million, or 5%, during the three months ended June 30, 2022 compared to the same period in 2021, primarily driven by decreases of $2.2 million in other professional fees and $0.6 million in facilities and other operating costs, partially offset by increases of $1.4 million in consulting expenses and $0.4 million in licensing costs.

Six Months Ended June 30, 2022 and 2021 – General and administrative expenses decreased $4.0 million, or 10%, during the six months ended June 30, 2022 compared to the same period in 2021, primarily driven by decreases of $3.3 million in stock-based compensation expense, $1.2 million in facilities and other operating costs, and $0.9 million in other professional fees, partially offset by a increases of $0.8 million in consulting expenses and $0.5 million in licensing costs.

Amortization of Intangible Assets

Our intangible asset amortization expense is summarized as follows (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	$	%	2022	2021	$	%
Amortization of intangible assets	$—	$119	$(119)	(100)%	$—	$295	$(295)	(100)%
% of total revenue	—%	—%			—%	—%

Amortization expense decreased during the three and six months ended June 30, 2022 compared to the same periods in 2021 due to the impairment of our finite-lived intangible assets at December 31, 2021.

Restructuring and Reorganization Charges

Our restructuring and reorganization charges consist primarily of severance, transition and other related costs. Our restructuring and reorganization charges are summarized as follows (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	$	%	2022	2021	$	%
Restructuring and reorganization charges	$1,369	$—	$1,369	*	$6,192	$2,431	$3,761	155%
% of total revenue	3%	—%			4%	1%
____________
*    Percentage calculated is not meaningful.

Three Months Ended June 30, 2022 and 2021 – Restructuring and reorganization costs for the three months ended June 30, 2022 primarily consisted of continued expenses related to our reduction in force in April 2022.

Six Months Ended June 30, 2022 and 2021 – Restructuring and reorganization costs for the six months ended June 30, 2022 primarily consisted of the severance and other personnel related cost related to the restructuring that took place in early second quarter of 2022. We completed a reduction in force in April 2022 in which we eliminated 339 full-time positions, representing approximately 14% of our workforce, primarily within the customer care and enrollment groups, and to a lesser extent, in our marketing and advertising and general and administrative groups.

Other Income (Expense), Net

Other income (expense), net, primarily consisted of interest income, sublease income and margin earned on commissions received from Medicare plan members transferred to us in 2010 through 2012 by a broker partner, partially offset by interest expense on finance leases and debt and other bank fees.

Our other income (expense), net is summarized as follows (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	$	%	2022	2021	$	%
Other income (expense), net	$(1,167)	$172	$(1,339)	(778)%	$(2,188)	$322	$(2,510)	(780)%
% of total revenue	(2)%	—%			(1)%	—%

Three Months Ended June 30, 2022 and 2021 – Other income (expense), net decreased $1.3 million during the three months ended June 30, 2022 compared to the same period in 2021 primarily due to $1.9 million of interest expense for the Term Loan Credit Agreement entered in the first quarter of 2022, partially offset by an increase of approximately $0.4 million in interest income.

Six Months Ended June 30, 2022 and 2021 – Other income (expense), net decreased $2.5 million during the six months ended June 30, 2022 compared to the same period in 2021 primarily due to $2.6 million in interest expense for the Term Loan Credit Agreement entered in the first quarter of 2022 and $0.4 million of expenses related to the termination of the RBC revolving credit facility at the same time, partially offset by an increase of $0.4 million in interest income.

Benefit from Income Taxes

Our benefit from income taxes are summarized as follows (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	$	%	2022	2021	$	%
Benefit from income taxes	$(9,138)	$(6,752)	$(2,386)	35%	$(17,131)	$(6,444)	$(10,687)	166%
Effective tax rate	19.6%	26.8%			19.6%	25.1%

Three Months Ended June 30, 2022 and 2021 – Our effective tax rate of 19.6% for the three months ended June 30, 2022 was lower than our 26.8% effective tax rate for the three months ended June 30, 2021 primarily due to fluctuations in stock-based compensation adjustments. Our effective tax rate for the three months ended June 30, 2022 was lower than the statutory federal tax rate primarily due to stock-based compensation adjustments, non-deductible lobbying expenses and state taxes, partially offset by research and development credits.

Six Months Ended June 30, 2022 and 2021 – Our effective tax rate of 19.6% for the six months ended June 30, 2022 was lower than our 25.1% effective tax rate for the six months ended June 30, 2021 primarily due to fluctuations in stock-based compensation adjustments. Our effective tax rate for the six months ended June 30, 2022 was lower than the statutory federal tax rate due primarily to stock-based compensation adjustments and non-deductible lobbying expenses, partially offset by research and development credits and state taxes.

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

The Individual, Family and Small Business segment consists primarily of commissions earned from our sale of individual, family and small business health insurance plans and ancillary products sold to our non-Medicare-eligible applicants, including but not limited to, dental, vision, and short-term health insurance. To a lesser extent, the Individual, Family and Small Business segment consists of amounts earned from our online sponsorship program that allows carriers to purchase advertising space in specific markets in a sponsorship area on our website, our licensing to third parties for the use of our health insurance ecommerce technology, and our delivery and sale to third parties of individual and family health insurance leads generated by our ecommerce platforms and our marketing activities.

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

Our operating segment revenue and profit (loss) are summarized as follows (in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	$	%	2022	2021	$	%
Revenue:
Medicare	$41,062	$73,231	$(32,169)	(44)%	$136,129	$194,252	$(58,123)	(30)%
Individual, Family and Small Business	9,347	23,326	(13,979)	(60)%	19,530	36,519	(16,989)	(47)%
Total revenue	$50,409	$96,557	$(46,148)	(48)%	$155,659	$230,771	$(75,112)	(33)%

Segment profit (loss)
Medicare	$(25,271)	$(17,804)	$(7,467)	(42)%	$(40,088)	$6,741	$(46,829)	(695)%
Individual, Family and Small Business	4,343	17,925	(13,582)	(76)%	9,597	25,977	(16,380)	(63)%
Segment profit (loss)	(20,928)	121	(21,049)	*	(30,491)	32,718	(63,209)	(193)%
Corporate	(12,322)	(13,093)	771	6%	(27,587)	(28,379)	792	3%
Stock-based compensation expense	(5,505)	(8,245)	2,740	33%	(10,790)	(19,647)	8,857	45%
Depreciation and amortization (1)	(5,349)	(3,997)	(1,352)	(34)%	(10,127)	(7,941)	(2,186)	(28)%
Amortization of intangible assets	—	(119)	119	100%	—	(295)	295	100%
Restructuring and reorganization charges	(1,369)	—	(1,369)	*	(6,192)	(2,431)	(3,761)	(155)%
Other income (expense), net	(1,167)	172	(1,339)	(778)%	(2,188)	322	(2,510)	(780)%
Loss before income taxes	$(46,640)	$(25,161)	$(21,479)	(85)%	$(87,375)	$(25,653)	$(61,722)	(241)%
_______

*     Percentage calculated is not meaningful.
(1)Depreciation and amortization has been adjusted to include amortization of software development costs.

Revenue

Three Months Ended June 30, 2022 and 2021 – Revenue from our Medicare segment declined $32.2 million, or 44%, during the three months ended June 30, 2022 compared to the same period in 2021, primarily attributable to a $28.0 million decrease in commission revenue. The decrease in Medicare segment commission revenue is primarily due to a decrease in Medicare Advantage plan related commission revenue of $32.7 million, offset by an increase in Medicare Part D plan commission revenue of $5.6 million. The decrease in Medicare Advantage commission revenue was driven by a 34% decline in Medicare Advantage plan approved members.

Revenue from our Individual, Family and Small Business segment declined $14.0 million, or 60%, during the three months ended June 30, 2022 compared to the same period in 2021, primarily attributable to a $14.0 million decrease in commission revenue due to a decline of 51% in individual and family approved members and a 24% decline in ancillary approved members. Based on our evaluation of the updated LTV models and retention trends, we recognized $2.1 million in net adjustment revenue from prior period enrollments, a decrease of $13.7 million during the three months ended June 30, 2022 compared to the same period in 2021.

Six Months Ended June 30, 2022 and 2021 – Revenue from our Medicare segment declined $58.1 million, or 30%, during the six months ended June 30, 2022 compared to the same period in 2021, primarily attributable to a $58.3 million decrease in commission revenue. The decrease in Medicare segment commission revenue is primarily due to a decrease in Medicare Advantage plan related commission revenue of $58.1 million, mainly driven by a 28% decline in Medicare Advantage plan approved members.

Revenue from our Individual, Family and Small Business segment declined $17.0 million, or 47%, during the six months ended June 30, 2022 compared to the same period in 2021, primarily attributable to a $16.8 million decrease in commission revenue due to a decline of 31% in individual and family approved members and a decline of 26% in ancillary approved members. Based on our evaluation of the updated LTV models and retention trends, we recognized $2.5 million in net adjustment revenue, a decrease of $16.6 million during the six months ended June 30, 2022 compared to the same period in 2021.

Segment Profit (Loss)

Three Months Ended June 30, 2022 and 2021 – Our Medicare segment loss was $25.3 million during the three months ended June 30, 2022, an increase of $7.5 million, or 42%, compared to a segment loss of $17.8 million for the same period in 2021. This increase was primarily due to a $32.2 million decrease in revenue, partially offset by a decrease of $24.7 million in operating expenses, excluding stock-based compensation expense, depreciation and amortization expense, restructuring and reorganization charges, and other income (expense). The decrease in operating expenses was due to impacts from our transformation initiatives.

Our Individual, Family and Small Business segment profit was $4.3 million during the three months ended June 30, 2022, a decrease of $13.6 million, or 76%, compared to segment profit of $17.9 million for the same period in 2021. The decrease was primarily driven by a $14.0 million decrease in revenue.

Six Months Ended June 30, 2022 and 2021 – Our Medicare segment loss was $40.1 million during the six months ended June 30, 2022, a decrease of $46.8 million, or 695%, compared to segment profit of $6.7 million for the same period in 2021. This was primarily due to a $58.1 million decrease in revenue, partially offset by an $11.3 million decrease in operating expenses, excluding stock-based compensation expense, depreciation and amortization expense, restructuring and reorganization charges, and other income (expense). The decrease in operating expenses was mostly attributable to impacts from our transformation initiatives.

Our Individual, Family and Small Business segment profit was $9.6 million during the six months ended June 30, 2022, a decrease of $16.4 million, or 63% compared to segment profit of $26.0 million for the same period in 2021. The decrease was primarily driven by a $17.0 million decrease in revenue.

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

Short-term obligations were $7.9 million for leases and $10.6 million for service and licensing as of June 30, 2022. Long-term obligations were $39.3 million for leases and $7.6 million for service and licensing as of June 30, 2022. We expect to fund these obligations through our existing cash and cash equivalents and cash generated from operations.

Our future capital requirements will depend on many factors, including our enrollment volume, membership, retention rates, telesales conversion rates, and our level of investment in technology and content, marketing and advertising, customer care and enrollment, and other initiatives. In addition, our cash position could be impacted by the level of investments we make to pursue our strategy. To the extent that available funds are insufficient to fund our future activities or to execute our financial strategy, we may raise additional capital through bank debt, or public or private equity or debt financing to the extent such funding sources are available. We are implementing a multi-year transformational plan to right-size our cost structure and drive future profitability. This plan incorporates different operational and cost savings initiatives, including a reduction in vendor-related spend outside of mission critical areas, plans to reduce our real-estate footprint as we become a virtual-first workplace, and a targeted workforce reduction implemented during the second quarter of 2022. In April 2022, we eliminated 339 full-time positions, representing approximately 14% of our workforce, primarily within our customer care and enrollment group, and to a lesser extent, in our marketing and advertising, technology and content, and general and administrative groups. These reductions could adversely impact the growth of membership and revenue.

We believe our current cash and cash equivalents, including the proceeds from the term loan we obtained on February 28, 2022, and expected cash collections will be sufficient to fund our operations for at least 12 months after the filing date of this Quarterly Report on Form 10-Q.

Our cash, cash equivalents, and short-term marketable securities are summarized as follows (in thousands):

	June 30, 2022	December 31, 2021
Cash and cash equivalents	$194,741	$81,926
Short-term marketable securities	4,466	41,306
Total cash, cash equivalents, and short-term marketable securities	$199,207	$123,232

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

As of June 30, 2022, our cash and cash equivalents totaled $194.7 million. Cash equivalents, which are comprised of financial instruments with an original maturity of 90 days or less from the date of purchase, primarily consist of money market funds and commercial paper. The increase in cash and cash equivalents reflects $21.3 million of net cash provided by operating activities, $28.3 million of net cash provided by investing activities, and $63.4 million of net cash provided by financing activities. We also maintained $3.2 million in restricted cash as of June 30, 2022 and December 31, 2021.

The following table presents a summary of our cash flows for the six months ended June 30, 2022 (in thousands):

	Six Months Ended June 30,
	2022	2021
Net cash provided by operating activities	$21,346	$10,726
Net cash provided by (used in) investing activities	28,264	(36,344)
Net cash provided by financing activities	63,418	211,093

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

A significant portion of our marketing and advertising expense is directly correlated with the number of health insurance applications submitted on our ecommerce platforms. Since our marketing and advertising costs are expensed and generally paid as incurred, and since commission revenue is recognized upon approval of a member but commission payments are paid to us over time, our operating cash flows could be adversely impacted by a substantial increase in the volume of applications submitted during a quarter or positively impacted by a substantial decline in the volume of applications submitted during a quarter. During the Medicare annual enrollment period that takes place during the last quarter of each year and the reintroduced Medicare Advantage open enrollment period in the first quarter of the year, we experience an increase in the number of submitted Medicare-related health insurance applications and marketing and advertising expenses compared to outside of these enrollment periods. Similarly, during the open enrollment period for individual and family health insurance plans which typically takes place during the fourth quarter of each year, we experience an increase in the number of submitted individual and family plan health insurance applications and marketing and advertising expenses compared to outside of open enrollment periods. The timing of enrollment periods for individual and family health insurance plans, the Medicare annual enrollment period and the open enrollment period for Medicare-related health insurance can positively or negatively affect our cash flows during each quarter.

Six Months Ended June 30, 2022 – Net cash provided by operating activities was $21.3 million during the six months ended June 30, 2022, primarily driven by changes in net operating assets and liabilities of $86.9 million and adjustments for non-cash items of $4.7 million, partially offset by a net loss of $70.2 million. Adjustments for non-cash items primarily consisted of $10.8 million of stock-based compensation expense and $8.1 million of amortization of internally-developed software, partially offset by a $17.3 million decrease due to the change in deferred income taxes. Cash provided by changes in net operating assets and liabilities during the six months ended June 30, 2022 primarily consisted of decreases of $106.6 million in contract assets – commissions receivable, $14.7 million in prepaid expenses and other assets, and $5.3 million in accounts receivable, partly offset by decreases of $26.7 million in accrued marketing expenses and $7.9 million in accounts payable.

Six Months Ended June 30, 2021 – Net cash provided by operating activities was $10.7 million during the six months ended June 30, 2021, primarily driven by changes in net operating assets and liabilities of $8.7 million and adjustments for non-cash items of $21.3 million, partially offset by a net loss of $19.2 million. Adjustments for non-cash items primarily consisted of $19.6 million of stock-based compensation expense, $6.0 million of amortization of intangible assets and internally-developed software, and $2.2 million of depreciation and amortization, partially offset by a $7.4 million decrease due to the change in deferred income taxes. Cash provided by changes in net operating assets and liabilities during the six months ended June 30, 2021 primarily consisted of decreases of $37.0 million in contract assets – commissions receivable and $4.3 million in prepaid expenses and other assets, partially offset by decreases of $21.4 million in accounts payable, $7.6 million in accrued marketing expense, and $3.7 million in accrued compensation and benefits.

Investing Activities

Our investing activities primarily consist of purchases, maturities, and redemptions of marketable securities as well as purchases of computer hardware and software to enhance our website and customer care operations, leasehold improvements related to facilities expansion, capitalized internal-use software and website development costs and security deposit payments.

Six Months Ended June 30, 2022 – Net cash provided by investing activities of $28.3 million for the six months ended June 30, 2022 mainly consisted of $45.3 million of proceeds from the maturities and redemptions of marketable securities, partially offset by $8.4 million in capitalized internal-use software and website development costs and $8.4 million used to purchase marketable securities.

Six Months Ended June 30, 2021 – Net cash used in investing activities of $36.3 million for the six months ended June 30, 2021 mainly consisted of $67.8 million used to purchase marketable securities, $7.3 million in capitalized internal-use software and website development costs and $2.7 million used to purchase property and equipment and other assets, partially offset by $41.5 million of proceeds from the maturities and redemptions of marketable securities.

Financing Activities

Six Months Ended June 30, 2022 – Net cash provided by financing activities of $63.4 million for the six months ended June 30, 2022 was primarily due to $64.9 million of net proceeds from debt financing and $1.1 million of net proceeds from the exercise of common stock options, partially offset by $2.4 million in repurchases of shares to satisfy employee tax withholding obligations.

Six Months Ended June 30, 2021 – Net cash provided by financing activities of $211.1 million for the six months ended June 30, 2021 was primarily due to $214.0 million of net proceeds from issuance of convertible preferred stock and $3.1 million of net proceeds from exercise of common stock options, partially offset by $5.9 million in repurchase of shares to satisfy employee tax withholding obligations.

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

As of June 30, 2022, no shares of the Series A preferred stock have been converted and the balance of our Series A preferred stock was $247.3 million, including a change in the redemption value of $5.3 million and the accrued paid-in-kind dividends of $9.5 million, which was equivalent to 3.1 million shares of common stock on an as-converted basis. See Note 6 – Convertible Preferred Stock in our Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information.

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

As of June 30, 2022, we had $65.4 million outstanding principal amount under our Term Loan Credit Agreement, net of closing costs. See Note 12 – Debt of Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information regarding this credit agreement.

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

Our cash, cash equivalents, short-term marketable securities, and restricted cash are summarized as follows (in thousands):

	June 30, 2022	December 31, 2021
Cash and cash equivalents (1) (2)	$194,741	$81,926
Short-term marketable securities (2)	4,466	41,306
Restricted cash	3,239	3,239
Total cash, cash equivalents, short-term marketable securities, and restricted cash	$202,446	$126,471
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

Our portfolio of available-for-sale debt securities is exposed to credit and interest rate risk. As of June 30, 2022, we invested $4.5 million in marketable securities primarily consisting of commercial paper with credit rating of AA or equivalent by S&P Rating and Moody's Investor Services. The maturity of these securities were less than one year. See Note 4 – Fair Value Measurements in our Notes to Condensed Consolidated Financial Statements for further discussion on our available-for-sale debt securities.

As of June 30, 2022, our net contract assets – commissions receivable balance was $801.6 million. Our contracts with carriers expose us to credit risk that a financial loss could be incurred if the counterparty does not fulfill its financial obligation. While we are exposed to credit losses due to the non-performance of our counterparties, we consider the risk of this remote. We estimate our maximum credit risk in determining the contract assets – commissions receivable balance recognized on the balance sheet. We had a $2.2 million allowance for credit losses for our commissions receivable balance as of June 30, 2022.

Our total contract assets and accounts receivable are summarized as follows (in thousands):

	June 30, 2022	December 31, 2021
Contract assets – commissions receivable – current	$201,315	$254,821
Contract assets – commissions receivable – non-current	600,298	653,441
Accounts receivable	442	5,750
Total contract assets and accounts receivable	$802,055	$914,012

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

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Our Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In an attempt to attract and enroll a large number of individuals during the Medicare annual enrollment period and to a lesser extent, the Medicare Advantage open enrollment period and the health care reform open enrollment period under the Affordable Care Act, we may invest in areas of our business, including technology and content, customer care and enrollment, and marketing and advertising. We have in the past made investments in areas of our business in advance of enrollment periods that have not yielded the results we expected when making those investments. Any investment we make in any enrollment period may not result in a significant number of approved and paying members or may not be as cost-effective as we anticipated. During the 2021 annual enrollment period ("AEP") for 2022 enrollments, we invested in marketing and advertising programs and in customer care and enrollments that did not yield the returns we expected, which adversely impacted our business, operating results and financial condition. If our ability to market and sell Medicare-related health insurance and individual and family health insurance is constrained during an enrollment period for any reason, such as technology failures, interruptions in the operation of our ecommerce or telephony platforms, reduced allocation of resources, any inability to timely employ, license, train, certify and retain our employees to sell health insurance, we could acquire fewer members, suffer a reduction in our membership, and our business, operating results and financial condition could be harmed.

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

To remain competitive against our current and future competitors, we will need to market our services effectively and continue to improve the online health insurance shopping experience and functionalities of our website and other platforms that our current and future customers may access to purchase health insurance products from us. If we cannot predict, develop and deliver the right shopping experience and functionality in a timely and cost-effective manner, or if we are not effective in cost-effectively driving a substantial number of consumers interested in purchasing health insurance to our website and customer care centers, we may not be able to compete successfully against our current or future competitors and our business, operating results and financial condition may be adversely affected.

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

We typically enter into contractual relationships with health insurance carriers that are non-exclusive and terminable on short notice by either party for any reason. In many cases, health insurance carriers also may amend the terms of our agreements unilaterally, including commission rates, on short notice. Health insurance carriers may decide to reduce our commissions, rely on their own internal distribution channels to sell their own plans, determine not to sell their plans or otherwise limit or prohibit us from selling their plans. Carriers may also amend our agreements with them for a variety of reasons, including for competitive or regulatory reasons, dissatisfaction with the economics of the members that we place with them or because they do not want to be associated with our brand. The termination of our relationship with a health insurance carrier, the reduction of commission rates or the amendment of or change in our relationship with a carrier has in the past, and may in the future, reduce the variety, quality and affordability of health insurance plans we offer, cause a loss of commission payments, including commissions for past and/or future sales, cause a reduction in the estimated constrained lifetime values ("LTVs") we use for revenue recognition purposes, result in a loss of existing and potential members, adversely impact our profitability or have other adverse impacts, which could harm our business, operating results and financial condition. Health insurance carriers may also determine to exit certain states or increase premiums to a significant degree, which could cause our members’ health insurance to be terminated or our members to purchase new health insurance or determine not to pay for health insurance at all. If we lose these members, our business, operating results and financial condition could be harmed.

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

We may also temporarily or permanently lose the ability to market and sell Medicare plans for one or more of our Medicare plan carriers. The laws and regulations applicable to the business of selling Medicare-related health insurance are complex and frequently change. If we or our health insurance agents violate any of the requirements imposed by the Centers for Medicare and Medicaid Services ("CMS"), federal or state laws or regulations, a health insurance carrier may terminate our relationship or other adverse consequences could result. Health insurance carriers may also terminate their relationship with us or require us to take corrective action if our Medicare product sales or marketing give rise to too many complaints. Given the concentration of our Medicare plan sales in a small number of carriers, if we lose a relationship with a health insurance carrier to market their Medicare plans, even temporarily, or if the health insurance carrier loses its Medicare product membership, our business, operating results and financial condition would be harmed.
Our financial results will be adversely impacted if our membership does not grow or if member retention does not improve and plan terminations do not decline.

We receive commissions from health insurance carriers for health insurance plans sold through us. When one of these plans is canceled, or if we otherwise do not remain the agent on the plan, we no longer receive the related commission payment. Our members and/or health insurance carriers may choose to discontinue their health insurance plans for a variety of reasons. Consumers may also purchase individual and family and Medicare-related health insurance plans directly from other sources, such as our competitors, and we would not remain the agent on the policy and receive the related commission. Medicare Advantage plan and Medicare Part D prescription drug plan enrollees may select another plan during the Medicare annual enrollment period that occurs in the fourth quarter every year. Medicare Advantage plan enrollees may also select another plan during the Medicare Advantage open enrollment period that occurs in the first quarter of the year. In addition, certain individuals are permitted to enroll, disenroll or change their Medicare Advantage or Medicare Part D prescription drug plans during special enrollment periods. We experienced an increased plan termination rate in our Medicare membership in 2020 and 2021 above historical levels. As a result, the LTVs of our Medicare plan-related products have been negatively impacted. If our Medicare Advantage and other health insurance plan termination rates do not decline in subsequent quarters, our business, operating results and financial condition would be harmed. In addition, enrollment periods could cause us to further experience increased termination rates in the future, which could adversely impact our business, operating results and financial condition.

Any decrease in the amount of time we retain our members on the health insurance plans that they purchased through us could adversely impact the estimated constrained LTVs we use for purposes of recognizing revenue, which would harm our business, operating results and financial condition. We have taken and may take additional actions to improve the customer experience, enhance accuracy of plan recommendations, reduce rapid disenrollment and beneficiary complaints, and improve the quality of our enrollments. While we have recently placed a stronger operational focus on enrollment quality and member retention, there are no assurances that investments we make to pursue retention initiatives will result in a decline in health insurance plan termination rate and/or improvement in our constrained LTVs in the future. For example, in response to the increased plan termination rate in our Medicare Membership in 2020 and 2021, which negatively impacted the LTVs of our Medicare plan-related products, in the third quarter of 2021, we introduced mandatory additional training for our agents and added a new customer care role to verify certain Medicare enrollments prior to submission. While our focus on enrollment quality could improve retention rates and increase LTVs of our Medicare products, it has led to lower call conversion rates and longer average talk times for telephonic enrollments, resulting in a reduction in enrollments and increased cost of acquisition that has negatively impacted our business, operating results and financial condition. If agent productivity and member retention do not improve, our business, operating results and financial condition would be further harmed. If we experience higher health insurance plan termination rates than we estimated when we recognized commission revenue, we may not collect all of the related commissions receivable, which could result in a reduction in LTV and a write-off of contract assets-commissions receivable, which would harm our business, operating results and financial condition.

In addition, the growth of our membership is highly dependent upon our success in attracting new members during the Medicare annual enrollment period and to a lesser extent, the Medicare Advantage open enrollment period and the health care reform open enrollment period. The Medicare-related commission rates that we receive may be higher in the first calendar year of a plan if the plan is the first Medicare-related plan issued to the member. Similarly, the individual and family plan commission rates that we receive are typically higher in the first 12 months of a policy. After the first 12 months, the commission rates generally decline significantly. As a result, if we do not add a sufficient number of members to new plans, our business, operating results and financial condition would be harmed. In addition, adverse market events or economic conditions, such as inflation and rising unemployment levels, could impact consumer behavior and demand for health insurance. If more consumers decide to delay enrollment or decrease or discontinue coverage under plans sold through us, our business, operating results and financial condition would be adversely affected.

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

The ongoing COVID-19 pandemic and public health crises, illness, epidemics or pandemics and the continued impact of remote work could adversely impact our business, operating results and financial condition.

COVID-19 and public health crises, illness, epidemics or pandemics, in general, and any associated disruption to our call center and service operations, in particular, could materially impact our business, operations and financial condition. In an effort to mitigate the spread of COVID-19, and to comply with applicable government directives, we transitioned to and continue to operate with a combination of remote and in-office work in the United States and have implemented new business protocols for employees who work in our offices. However, there can be no assurances that these protocols will be sufficient or that the combination of remote and in-office work will not adversely affect our business operations. Our business operations may be disrupted if key personnel or significant portions of our employees are unable to work effectively in a remote setting, especially if such disruption occurs during or in our preparation for the Medicare AEP. Our business operations and recruitment efforts could also be impacted if government offices, including CMS and state departments of insurance, are adversely impacted by COVID-19 given that our marketing materials require CMS approval and health insurance agent licensing and licensing renewals are dependent on state department of insurance processing.

As a result of the pandemic, we have had to adjust our business operations, including onboarding and training new health insurance agents remotely, and currently most of our employees work remotely. In addition, as part of our transformational plan, we have decided to become a virtual-first workplace and may continue to make operational adjustments as needed. The prevalence of remote work could cause operational difficulties, reduce the relative effectiveness of our sales agents and impair our ability to manage our business. An increased number of employees in a remote work environment may also exacerbate certain risks to our business, including an increased demand for information technology resources, increased risk of phishing and other cybersecurity attacks, and increased risk of unauthorized dissemination of sensitive personal information or proprietary or confidential information about us or our customers or other third-parties. Our product development initiatives could also be negatively impacted by our current combination of remote and in-office work. Technologies in our employees' homes may also be more limited or less reliable that those provided in our offices. It may also be difficult for us to preserve our corporate culture and our employees may have less opportunities to collaborate in meaningful ways, which could harm our ability to retain and recruit employees, innovate and operate our business effectively.

Furthermore, if any of our health insurance carriers, business partners or vendors increase the prices of or become unable to continue to provide their products or services as a result of COVID-19, or if health insurance carriers reduce our commission rates or the amount they pay us, our business, operating results and financial condition would be harmed. Our Individual, Family and Small Business segment could be impacted by potential increases in unemployment rates, inflation, potential delays in customer premium payments and/or health insurance carrier commission payments, the extension of the open enrollment period, and changes to qualified health plans subsidies, among others. COVID-19 presents uncertainties and risks with respect to the demand for and pricing of health insurance plans, which could negatively impact our business, operating results and financial condition.

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

Our success is dependent upon the performance of our senior management and our ability to attract and retain qualified personnel for all areas of our organization. We may not be successful in attracting and retaining personnel on a timely basis, on competitive terms or at all. If we are unable to attract and retain the necessary personnel, our business would be harmed. Our executive officers and employees can terminate their employment at any time. In recent years, we have appointed several new executive officers across multiple functions, and we may have additional changes in the future. For example, we appointed a new chief executive officer and a new chief financial officer after the departure of their predecessors. We have also appointed an interim chief revenue officer, a chief operating officer and chief transformation officer, a chief accounting officer and a general counsel. Our chief human resources officer and chief digital officer departed the Company in July and August 2022, respectively. This transition in senior management could adversely impact our business, operating results and financial condition as it will take time for our officers to integrate into our business. The transition and the departure of members of our senior management could result in additional attrition in our senior management and key personnel and any significant change in leadership over a short period of time could harm our business, operating results and financial condition.

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
Our business may be harmed if we are not successful in executing on our strategic plans, including our growth strategy, cost-saving and enrollment quality initiatives.

As part of our strategy, we have invested in initiatives to grow our Medicare membership and revenue, to improve our consumer experience, enhance accuracy of plan recommendations and reduce disenrollment, to increase online enrollment and enhance operating leverage, to expand our strategic partner relationships, improve our technology platform to optimize the consumer experience and relationship, and to utilize data analytics to increase the productivity of our customer care employees. Pursuing and investing in these and other initiatives we develop has required and will in the future require significant investments in marketing and advertising, technology and product offerings, and customer care and enrollment, among others, and involves risks and uncertainties described elsewhere in this Risk Factors section, including the initiatives not achieving our retention, cost-savings, growth or profitability targets, inadequate return of capital on our investments, legal and regulatory compliance risks, potential changes in laws and regulations and other issues that could cause us to fail to realize the anticipated benefits of our investments and incur unanticipated liabilities. Our pursuit of these strategic initiatives may not be successful. In addition, from time to time, we may initiate restructuring plans to implement cost savings initiatives or programs including, among other things, reductions in workforce and other fixed and variable expenses. For example, as part of our transformational plan, we are currently implementing a cost savings initiative designed to right-size our cost structure and drive future profitability, which includes targeted reductions in fixed expenses and vendor-related spend outside of mission critical areas, as well as changes to variable cost management. In connection with this initiative, among other things, we completed a reduction in force in April 2022 in which we eliminated over 300 full-time positions, representing approximately 14% of our workforce, and further measures in the works including reduction in real estate footprint and becoming a virtual-first workplace. In addition, we are making changes to variable cost management. While such initiatives are intended to improve our operations through re-engineering, reorganizing, and better deployment of marketing expenses, we may not successfully realize the expected benefits of the actions that we have or may in the future take in connection therewith. A variety of risks could cause us not to realize some or all of the expected benefits of these or any other restructuring plans that we may undertake, including, among others, higher than anticipated costs in implementing such restructuring plans, management distraction from ongoing business activities, damage to our reputation and brand image, including negative publicity, workforce attrition beyond planned reductions, operational difficulties associated with transitioning to and operating as a virtual-first company, and risks and uncertainties described elsewhere in this Risk Factors section. Even if we do implement and administer these plans in the manner contemplated, our estimated cost savings resulting therefrom are based on several assumptions that may prove to be inaccurate and, as a result, we cannot assure you that we will realize these cost savings. Our cash flow from operations is expected to be negative in the year ending December 31, 2022 and was negative in each of the years ended December 31, 2021, 2020 and 2019. If we are not successful in executing on our strategic plans, our business, operating results and financial condition would be harmed.
Seasonality may cause fluctuations in our financial results, and if we are not successful in responding to changes in the seasonality of our business, our business, operating results and financial condition could be harmed.

Open enrollment periods drive the seasonality of our business. The Medicare annual enrollment period occurs from October 15 to December 7 each year and the individual and family health insurance open enrollment period has historically occurred from November 1 through December 15 each year. However, for the 2022 plan year, the individual and family health insurance open enrollment period ran from November 1, 2021 through January 15, 2022 for most states. In addition, the Medicare Advantage open enrollment period, during which Medicare-eligible individuals who enrolled in a Medicare Advantage plan can switch to the original Medicare program or switch to a different Medicare Advantage plan, runs from January 1 through March 31 of each year. We have traditionally experienced an increase in the number of submitted Medicare-related applications and approved members during the fourth quarter and, to a lesser extent, in the first quarter, and an increase in Medicare plan related expense during the third and fourth quarters in connection with the open enrollment periods. In addition, we typically experience the highest plan termination rates from our Medicare Advantage plan members in the first year following the effective date of plan enrollment. If we experience significant growth in Medicare Advantage approved members resulting in an increased number of first year members as a percentage of our total estimated membership, we may also experience increased health insurance plan terminations in the year following such periods of growth.

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

Even if we are successful in hiring licensed health insurance agents, our success depends on the productivity of these health insurance agents. Health insurance agents may not perform to the standard we expect of them, which could result in lower than expected conversion rates and revenue, higher costs of acquisition per member and higher plan termination rates. Historically, our health insurance agent employees have generally been more productive than the employees of our outsourced call centers and experienced health insurance agents have generally been more productive than less-tenured health insurance agents. During the Medicare annual enrollment period that occurred in the fourth quarter of 2020, we experienced reduced conversion rates from health insurance agents that work for outsourced call centers, which impacted our revenue and cost of acquisition. As a result, in preparation for the 2021 Medicare annual enrollment period, we increased the number of our health insurance agent employees significantly, and we also began hiring, onboarding and training our health insurance agent employees earlier than we have in the past. We incurred increased expenses in agent onboarding and training in preparation for the 2021 Medicare annual enrollment period. Despite our investments in hiring and training a significantly larger number of our health insurance agent employees in 2021, the conversion rates of our health insurance agents have been lower than our expectations since the third quarter of 2021. Our increased focus on enrollment quality that began in the third quarter of 2021 has negatively impacted the conversion rates of our health insurance agents. If our health insurance agents do not perform to the standards we expect of them or if we do not generate sufficient call volumes for our health insurance agents to remain productive, our conversion and retention rates could be negatively impacted, and our business, operating results and financial condition would be harmed. Failure to retain, train and ensure the productivity of our health insurance agents would harm our business, operating results and financial condition. If investments we make in our call center operations do not result in the returns we expected when making those investments, we could acquire fewer members, suffer a reduction in our membership, and our business, operating results and financial condition would be harmed.

We rely on multiple channels, including the Internet, telephone, mail, email, marketing partners and other channels, to market our services and to communicate with qualified prospects and our existing customers. If we are unable to successfully provide a relevant and reliable experience in a cost-effective manner to attract and convert such prospects into members for whom we receive commissions and retain our existing customers, our business, operating results and financial condition would be harmed.

We employ different marketing channels and may from time to time adjust our member acquisition strategy to attract visitors to our website and communicate with customers who call into our call centers. Our growth depends in large part upon growth in approved members in a given period. The rate at which consumers visiting our ecommerce platforms and customer care centers seeking to purchase health insurance are converted into approved members directly impacts our revenue. In addition, the rate at which consumers who are approved become paying members impacts the constrained LTV of our approved members, which impacts the revenue that we are able to recognize. A number of factors have influenced, and could in the future influence, these conversion rates for any given period, some of which are outside of our control. These factors include, but are not limited to:

•changes in consumer shopping behavior due to circumstances outside of our control, such as economic conditions, inflation, the COVID-19 pandemic, consumers’ ability or willingness to pay for health insurance, adverse weather conditions or natural disasters, unemployment rates, availability of unemployment benefits or proposed or enacted legislative or regulatory changes impacting our business, including health care reform;
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

Our conversion rates can be impacted by changes in the mix of consumers referred to us through our member acquisition channels and whether they interact with a more seasoned health insurance agent. We have made and may in the future, make changes to our ecommerce platforms, telephonic operations, marketing material or enrollment process in response to regulatory or health insurance carrier requirements or undertake other initiatives in an attempt to improve consumer experience, increase retention or for other reasons. These changes have in the past, and may have in the future, the unintended consequence of adversely impacting our conversion rates. A decline in the percentage of consumers who submit health insurance applications on our ecommerce platforms or telephonically via our customer care centers and are converted into approved and paying members could cause an increase in our cost of acquiring members on a per member basis and impact our revenue in any given period. To the extent the rate at which we convert consumers visiting our ecommerce platforms or telephonically via our customer care centers into members suffers, our membership may decline, which would harm our business, operating results and financial condition.

We depend upon Internet search engines and social media platforms to attract a significant portion of the consumers who visit our website, and if we are unable to effectively advertise on search engines or social media platforms on a cost-effective basis, our business and operating results would be harmed.

We derive a significant portion of our website traffic from consumers who search for health insurance through Internet search engines, such as Google and Bing, and through social media platforms, such as Facebook. A critical factor in attracting consumers to our website is whether we are prominently displayed in response to an Internet search relating to health insurance or on a social media platform. Search engines typically provide two types of search results, algorithmic listings and paid advertisements. We rely on both to attract consumers to our websites and otherwise generate demand for our services.

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

We purchase paid advertisements on search engines and social media platforms in order to attract consumers to our platforms. We typically pay a search engine for prominent placement of our website when particular health insurance-related terms are searched for on the search engine, regardless of the algorithmic search result listings. The prominence of the placement of our advertisement is determined by a combination of factors, including the amount we are willing to pay and algorithms designed to determine the relevance of our paid advertisement to a particular search term. As with algorithmic search result listings, search engines may revise the algorithms relevant to paid advertisements, and websites other than our ecommerce platform may become more optimized for the algorithms. These changes may result in our having to pay increased amounts to maintain our paid advertisement placement in response to a particular search term. We could also have to pay increased amounts should the market share of major search engines continue to become more concentrated with a single search engine. Additionally, we bid against our competitors, insurance carriers, government health insurance exchanges and others for the display of these paid search engine or social media platform advertisements. We have experienced increased competition for both algorithmic search result listings and for paid advertisements, and that competition increases substantially during the enrollment periods for Medicare-related health insurance and for individual and family health insurance. The competition has increased the cost of paid Internet search advertising and has increased our marketing and advertising expenses. If paid search advertising costs increase or become cost prohibitive, whether as a result of competition, algorithm changes or otherwise, our advertising expenses could rise significantly or we could reduce or discontinue our paid search advertisements, either of which would harm our business, operating results and financial condition.

We rely significantly on marketing partners and our business and operating results would be harmed if we are unable to maintain effective relationships with our existing marketing partners or if we do not establish successful relationships with new marketing partners.

We frequently enter into contractual marketing relationships with partners that drive consumers to our ecommerce platform and call centers. These marketing partners include financial and online services companies, affiliate organizations, online advertisers and content providers, and other marketing vendors. We also have relationships with strategic marketing partners, including provider groups, hospitals and pharmacy chains that promote our Medicare platforms to their customers as well as pharmacy service providers and other affinity groups. We compensate many of our marketing partners for their referrals on a submitted health insurance application basis and, if they are licensed to sell health insurance, may share a percentage of the commission we earn from the health insurance carrier for each member referred by the marketing partner. The success of our relationship is dependent on a number of factors, including but not limited to the continued positive market presence, reputation and growth of the marketing partner, the effectiveness of the marketing partner in marketing our website and services, the compliance of each marketing partner with applicable laws, regulations and guidelines, and the contractual terms we negotiate with our marketing partners, including the marketing fees we agree to pay. We depend on our marketing partners for a large number of quality referrals to keep our health insurance agents productive. If our marketing partners fail to deliver effective and/or timely marketing campaigns, especially during the Medicare annual enrollment period, our business and financial condition could be harmed.

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

Competition for referrals from our marketing partners has increased particularly during the enrollment periods for Medicare-related health insurance and individual and family health insurance. We may lose marketing partner referrals if our competitors pay marketing partners more than we do or be forced to pay increased fees to our marketing partners, which could harm our business, operating results and financial condition. If we lose marketing partner referrals during the Medicare or individual and family health insurance enrollment periods, the adverse impact on our business would be particularly pronounced. In addition, the promulgation of laws, regulations or guidelines, or the interpretation of existing laws, regulations and guidelines, by state departments of insurance or by CMS, could cause our relationships with our marketing partners to change or be in non-compliance with those laws, regulations and guidelines. For example, CMS proposed rules in January 2022 which were deemed final, with minimal modification, in May 2022. The final rules, which went into effect on June 28, 2022, require us and our marketing partners to implement additional verbal and written disclaimers and require us to implement further oversight measures over our marketing partners, beginning with the 2022 annual enrollment period. Given the adoption of these rules, we may incur additional costs to generate and convert leads from our marketing partners, as well as additional administrative costs, which could adversely affect our business, operating results and financial condition. In addition, we are required to file marketing partner marketing materials relating to Medicare Advantage and Medicare Part D prescription drug plans with CMS, and health insurance carriers must review and approve the marketing materials. Recent changes to the CMS marketing guidelines have resulted in a more complicated and time-consuming process for marketing material filing and the need to file a significantly greater number of our and our marketing partners' marketing materials with CMS. If our marketing partners' marketing materials do not comply with the CMS marketing guidelines or other Medicare program related laws, rules and regulations, such non-compliance could result in our losing the ability to receive referrals of individuals interested in purchasing Medicare-related plans from that marketing material or being delayed in doing so. In the event that CMS or a health insurance carrier requires changes to, disapproves or delays approval of these materials, we could lose a significant source of Medicare plan demand and the operations of our Medicare business could be adversely affected. We also have relationships with hospital systems and pharmacy chains that utilize aspects of our platform and tools. Our relationships with these hospital systems and pharmacy chains result in the referral of a significant number of individuals to us who are interested in purchasing Medicare-related health insurance plans. If federal or state authorities were to change existing laws, regulations or guidelines, or interpret existing laws, regulations or guidelines, to prohibit these arrangements, or if hospital systems or pharmacy partners otherwise decided to no longer utilize aspects of our platform and tools, we could experience a significant decline in the number of Medicare-eligible individuals who are referred to our platforms and customer care centers, which would harm our business, operating results and financial condition.

Our future operating results are likely to fluctuate and could fall short of expectations, which could negatively affect the value of our common stock.

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

Given the number of months required to observe non-payment of commissions in order to confirm cancellations, we estimate the number of members who are active on health insurance plans as of a specified date. After we have estimated membership for a period, we may receive information from health insurance carriers that would have impacted the estimate if we had received the information prior to the date of estimation. We may receive commission payments or other information that indicates that a member who was not included in our estimates for a prior period was in fact an active member at that time, or that a member who was included in our estimates was in fact not an active member of ours. As a result of the Medicare annual enrollment and other open enrollment periods, we may not receive information from our carriers on as timely a basis due to the significant increase in health insurance transaction volume and for other reasons, which could impair the accuracy of our membership estimates. For these and other reasons, including if current trends in membership cancellation are inconsistent with past cancellation trends that we use to estimate our membership or if carriers subsequently report changes to the commission payments that they previously reported to us, our actual membership could be different from our estimates, perhaps materially. If our actual membership is different from our estimates, the constrained LTV component of our revenue recognition could also be inaccurate, including as a result of an inaccurate estimate of the average amount of time our members maintain their health insurance plans. As a result of the delay we experience in receiving information about our membership, it is difficult for us to determine with any certainty the impact of current conditions on our membership retention. For example, in the past, our estimated membership has been higher than our actual membership because we experienced increased membership cancellation compared to the historical cancellation rates we used to estimate our membership. We were not able to observe the increased membership cancellations that occurred during the first quarter of 2020 until after we reported our estimated membership for the period. Various circumstances, including market-related factors such as changes in timing of enrollment periods and other factors specific to our business, could cause the assumptions and estimates that we make in connection with estimating our membership and constrained LTV to be inaccurate, which would harm our business, operating results and financial condition.

If our carrier advertising and sponsorship program are not successful, our business, operating results and financial condition could be harmed.

We develop, host and maintain carrier dedicated Medicare plan websites and may undertake other marketing and advertising initiatives or perform other services through our Medicare plan advertising program. We also allow health insurance carriers to purchase advertising space for non-Medicare products on our website through our sponsorship program. To the extent that economic conditions, health care reform or other factors impact the amount health insurance carriers are willing to pay for advertising, our advertising and sponsorship program will be adversely impacted. In addition, since we maintain relationships with a limited number of health insurance carriers to sell their Medicare plans, our Medicare plan-related advertising revenue is concentrated in a small number of health insurance carriers, and our ability to generate Medicare plan-related advertising revenue would be harmed by the termination or non-renewal of any of these relationships as well as by a reduction in the amount a health insurance carrier is willing to pay for these services. Moreover, in light of the regulations applicable to the marketing and sale of Medicare plans, and given that these regulations are often complex, change frequently and are subject to changing interpretations or enforcement actions, we may in the future not be permitted to sell Medicare plan-related advertising services. If we are not successful in these areas or these factors are unfavorable to us, our business, operating results and financial condition could be harmed.

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

In order to offer the qualified health plans that individuals and families must purchase to receive Affordable Care Act subsidies, agents and brokers must meet certain conditions, such as receiving permission to do so from the applicable government health insurance exchange, entering into or maintaining an agreement with the health insurance exchange or a partner of the exchange, ensuring that the enrollment and subsidy application is completed through the health insurance exchange and complying with privacy, security and other standards. In the event Internet-based agents and brokers such as us use the Internet for completion of qualified health plan selection purposes, their websites may be required to meet certain additional requirements. To the extent we enroll individuals and families into qualified health plans, we do so predominantly through the Federally Facilitated Marketplace ("FFM"), which runs all or part of the health insurance exchange in 33 states, using a third-party partnership. We may experience difficulty in satisfying the conditions and requirements to offer qualified health plans to our existing members and new potential members and in getting them enrolled through the FFM. If we are not able to satisfy these conditions and requirements, or if we are not able to successfully adopt and maintain solutions that allow us to enroll large numbers of individuals and families in qualified plans over the Internet both during and outside of open enrollment periods, we will lose existing members and new members and may incur additional expense, which would harm our business, operating results and financial condition.

Beginning in the open enrollment period that occurred in the fourth quarter of 2018, CMS adopted a new enhanced direct enrollment pathway for CMS-approved partners to enroll individuals into qualified health plans through the FFM and complete all steps in the eligibility and enrollment process on a single website. Before enhanced direct enrollment partners are approved, extensive security and privacy reviews are conducted by an independent third-party auditor and CMS reviews the audit results to ensure the entity satisfies numerous additional privacy and security standards. We entered into an agreement to outsource certain aspects of the enrollment process for qualified health plans to a third party in light of the expense and burden associated with the additional requirements. However, if we do not develop the ability to satisfy the requirements to use the improved qualified health plan enrollment process in the future, or if we are unsuccessful in entering into or maintaining a relationship with a third party who is approved to use the process, we may not be able to enroll individuals into qualified health plans through the FFM or could be required to use an inferior process to do so, which could cause a reduction in our individual and family health insurance plan membership and commission revenue. In addition, if we are not able to adopt or contract with and maintain solutions to integrate with government-run health insurance exchanges or if the health insurance exchange websites and other processes are unstable or not consumer friendly, efficient and compatible with the process we have adopted for enrolling individuals and families into qualified health plans through the exchanges, we would not be successful in retaining and acquiring members, and our business, operating results and financial condition would be harmed. The FFM may at any time cease allowing us or our third-party partner to enroll individuals in qualified health plans or change the requirements for doing so, or relevant government regulations or agencies may prevent us from efficiently working with our third-party partner, including timely receiving and using data from our third-party partner. If the FFM ceases allowing us or our third-party partner to enroll individuals, if the FFM platform does not function properly or if we are prevented from efficiently working with our third-party partner, our ability to retain existing members and add new members could be negatively impacted, which would harm our business, operating results and financial condition.

There are many risks associated with our operations in China.

A portion of our operations is conducted by our subsidiary in China. Among other things, we use employees in China to maintain and update our ecommerce platform and perform certain tasks within our finance and customer care and enrollment functions. We rely on third party partners to communicate with our subsidiary in China. Our business would be harmed if our ability to communicate via these partners with these employees failed, and we were prevented from promptly updating our software or implementing other changes to our database and systems, among other things. From time to time we receive inquiries from health insurance carriers relating to our operations in China and the security measures we have implemented to protect data that our employees in China may be able to access. As a part of these inquiries, we have implemented additional security measures relating to our operations in China. We may be required to implement further security measures to continue aspects of our operations in China or health insurance carriers may require us to bring aspects of our operations in China back to the United States, which could be time-consuming and expensive and harm our operating results and financial condition. Health insurance carriers may also terminate our relationship due to concerns surrounding protection of data that our employees in China are able to access, which would harm our business, operating results and financial condition.

Our operations in China also expose us to different and unfamiliar laws, rules and regulations, including different intellectual property laws, which are not as protective of our intellectual property as the laws in the United States. United States and Chinese trade laws may also impose restrictions on the importation of programming or technology to or from the United States. We are also subject to anti-bribery and anti-corruption laws, privacy and data security laws, labor laws, tax laws, foreign exchange controls and cash repatriation restrictions in China. In recent years, China has adopted laws regulating cybersecurity and data protection. For example, a new data security law in China that became effective on September 1, 2021 applies to the usage, collection and protection of data within China and imposes data security obligations and restrictions on transfers of certain data outside of China, including prohibition on providing any data stored in China to law enforcement authorities or judicial bodies outside of China without prior Chinese government approval. There remains considerable uncertainty as to how the data security law will be applied, and the regulatory environment continues to evolve. Such laws, regulations and standards are complex, ambiguous and subject to change or interpretation, which create uncertainty regarding compliance. Compliance with these laws and regulations could cause us to incur substantial costs or require us to change our business operations in China. Violation of applicable laws and regulations could adversely affect our brand, affect our relationship with our health insurance carriers, and could result in regulatory enforcement actions and the imposition of civil or criminal penalties and fines, which would harm our business, operating results and financial condition.

Our business may be adversely impacted by changes in China’s economic or political condition. We have experienced greater competition for qualified personnel in China, which has raised market salaries and increased our compensation costs related to employees in China. If competition for personnel increases further, our compensation expenses could rise considerably or, if we determine to not increase compensation levels, our ability to attract and retain qualified personnel in China may be impaired, which could harm our business, operating results and financial condition. These risks could cause us to incur increased expenses and could harm our ability to effectively and successfully manage our operations in China. Moreover, any significant or prolonged deterioration in the relationship between the United States and China could adversely affect our operations in China. Certain risks and uncertainties of doing business in China are solely within the control of the Chinese government, and Chinese law regulates the scope of our foreign investments and business conducted within China. The escalation of trade tensions has increased the risk associated with our operations in China. Either the United States or the Chinese government may limit or sever our ability to communicate with our China operations or may take actions that force us to close our operations in China. We employ a large number of our technology and content employees in China, and we have other employees in China that support our business. Any disruption of our operations in China, including any disruption as a result of the Chinese government's COVID-19 related policies, would adversely impact our business. If we are required to move aspects of our operations out of China as a result of political instability, changes in laws, inquiries from health insurance carriers or for other reasons, we could incur increased expenses, and our business, operating results and financial condition could be harmed.

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
•our ability to hire and retain a sufficient number of qualified employees with experience in Medicare, including our ability to develop Medicare sales expertise in our customer care centers;
•our ability to implement and maintain an effective information technology infrastructure for the sale of Medicare plans, including the infrastructure and systems that support our websites, call centers and call recording;
•our ability to leverage technology in order to sell, and otherwise become more efficient at selling, Medicare-related plans over the telephone;
•our ability to comply with the numerous, complex and changing laws, regulations, guidelines and policies of the federal and state governments, including CMS guidelines and policies relating to the marketing and sale of Medicare plans and health care reform; and
•the effectiveness with which our competitors market the availability of Medicare plans from sources other than our ecommerce platforms.

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

Health insurance carriers whose Medicare plans we sell approve our websites, our call center scripts and a large portion of our marketing material. We must receive these approvals in order for us to market and sell Medicare plans to Medicare-eligible individuals as a health insurance agent. We are also required to file many of these materials on a regular basis with CMS. In addition, certain aspects of our Medicare plan marketing partner relationships have been in the past, and will be in the future, subjected to CMS and health insurance carrier review. CMS, state departments of insurance or health insurance carriers may decide to object to or not to approve aspects of our online platforms, sales function or marketing material and processes and may determine that certain existing aspects of our Medicare-related business are not in compliance with legal requirements. CMS scrutinizes health insurance carriers whose Medicare plans we sell and those health insurance carriers may be held responsible for actions that we, our agents and our partners take, including our marketing materials and actions that lead to complaints or disenrollment. We expect that health insurance carriers will be increasingly evaluating broker performance based on quality of their enrollments, including complaints, retention rates, customer satisfaction and volumes. As a result, health insurance carriers may terminate their relationship with us or require us to take other corrective action if our Medicare product sales, marketing and operations are not in compliance or give rise to too many complaints. The termination of or change in our relationship with health insurance carriers for this reason could reduce the products we are able to offer, could result in the loss of commissions for past and future sales and could otherwise harm our business, operating results and financial condition. Changes to the laws, regulations and guidelines relating to the sale of Medicare plans, their interpretation or the manner in which they are enforced could impact the manner in which we conduct our Medicare business, our ecommerce platforms or our sale of Medicare plans, or we could be prevented from operating aspects of our Medicare revenue-generating activities altogether, which would harm our business, operating results and financial condition. We have received, and may in the future receive, inquiries from CMS or state departments of insurance regarding our marketing and business practices and compliance with laws and regulations. Inquiries and proceedings initiated by the government could adversely impact our health insurance licenses, require us to pay fines, require us to modify marketing and business practices, result in litigation and otherwise harm our business, operating results or financial condition.

In May 2021, CMS changed its process for the submission and approval of marketing materials related to Medicare Advantage and Medicare Part D prescription drug plans. The practical application of the previous process allowed for a lead carrier to handle most of the review and filing of Medicare plan marketing materials with CMS. The new process requires each carrier to approve of each filed marketing material and has resulted in a more complicated and time-consuming process to get our marketing material filed with CMS and through the process with carriers. In October 2021, CMS issued new guidance that significantly broadens the types of marketing materials that we are required to file with CMS, including the requirement to file certain generic marketing materials that refer to the benefits or costs of Medicare Advantage or Medicare Part D prescription drug plans but that do not specifically mention a health insurance carrier's name or a specific plan. As a result, we now submit to each Medicare Advantage and Medicare Part D prescription drug plan carrier with which we have a relationship a significantly larger number of marketing materials than we have in the past. We may not be able to use certain marketing materials and implement our marketing programs effectively if CMS or a health insurance carrier has comments or disapproves of our marketing materials. If we do not timely file the additional marketing materials with CMS or if health insurance carriers do not adapt to the new CMS requirements or increase the efficiency with which they review our marketing material, it could harm our sales and also harm our ability to efficiently change and implement new or existing marketing material, including call center scripts and our websites, which could harm our business, operating results and financial condition. If we or our marketing partners are not successful in timely receiving health insurance carrier or CMS approval of our marketing materials, or if a health insurance carrier refuses to accept enrollments relating to specific materials or marketing endeavors, we could be prevented from implementing our Medicare marketing and sales initiatives, which could harm our business, operating results and financial condition, particularly if such delay or non-compliance occurs during the Medicare annual enrollment period or the Medicare Advantage open enrollment period.

In June 2022, CMS released final versions of the rules initially proposed in January 2022, which included several new provisions aimed at Third Party Marketing Organizations ("TPMO"). CMS first sought to define TPMOs as organizations that are compensated to perform lead generation, marketing, sales, and enrollment related functions as a part of the chain of enrollment, that is the steps taken by a beneficiary from becoming aware of a Medicare plan or plans to making an enrollment decision. In addition, the proposed definition of TPMOs specifies that TPMOs may be first tier, downstream or related entities ("FDRs"), but TPMOs may also be other businesses which provide services to customers including a Medicare Advantage or Medicare Part D prescription drug plan or a Medicare Advantage or Medicare Part D prescription plan’s FDRs. This new definition now encompasses lead generation partners, previously considered not covered by CMS requirements. In addition, this rule imposes additional requirements including marketing disclaimers and more stringent oversight requirements for carriers for our business activities. The potential for corresponding increased administrative operating costs as well as the further potential increase in costs passed down from lead generation partners to implement such initiatives is anticipated.

Changes and developments in the health insurance industry or system could harm our business, operating results and financial condition.

The United States health insurance system, including the Medicare program, is subject to a changing regulatory environment. The future financial performance of our business will depend in part on our ability to adapt to regulatory developments. For example, the federal Patient Protection and Affordable Care Act of 2010 and related regulatory reforms have and will continue to change the industry in which we operate in substantial ways. The implementation of health care reform has increased, and could further increase, our competition in the individual and family health insurance market, reduce demand for the health insurance for individuals and families that we sell, decrease the number of health insurance plans that we sell as well as the number of health insurance carriers offering them, cause carriers to increase premiums or reduce commissions and other amounts they pay for our services, any of which could materially harm our business, operating results and financial condition. Legislative or regulatory changes to the Medicare program could have similar impacts on our Medicare business. The impacts of health care reform on our business included a significant decline in our individual and family plan revenue and membership and other changes in the future could have a similar impact on our Medicare related health insurance business. Our business, operating results, financial condition and prospects may be materially and adversely affected if we are unable to adapt to developments in health care reform in the United States.

Our business depends upon the private sector of the United States health insurance system, which is subject to a changing environment. Changes and developments in the health insurance system and Medicare program in the United States could reduce demand for our services and harm our business. Ongoing health care reform efforts and measures may expand the role of government-sponsored coverage, including single payer or so called “Medicare-for-All” proposals, which could have far-reaching implications for the health insurance industry if enacted. Some proposals would seek to eliminate the private marketplace while others would expand a government-sponsored option to a larger population. We are unable to predict the full impact of health care reform initiatives or other regulatory changes on our operations in light of the uncertainty of whether initiatives will be successful and the uncertainty regarding the terms and timing of any provisions enacted and the impact of any of those provisions on various healthcare and insurance industry participants. Changes to the Medicare program or the broader health insurance system as a result of the change in the balance of power in Congress or as a result of the Biden administration's health care reform initiatives could harm our business, operating results and financial condition. In the event that laws, regulations or rules that eliminate or reduce private sources of health insurance or Medicare are adopted, the demand for our products could be adversely impacted, and our business, operating results and financial condition would be harmed.

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

Changes to the rules and regulations that apply to our sale of Medicare-related health insurance are more likely under the Biden administration compared to the previous administration. CMS may change the rules and regulations applicable to us in connection with our Medicare plan business, and those changes could harm our business, operating results and financial condition. For example, the recent CMS final rules released in June 2022 regarding TPMOs will likely impose additional administrative oversight responsibilities and restrict our business activities. The Biden administration has also indicated that it is in support of changes to the Affordable Care Act. It is difficult to predict what changes the Biden administration may make in the rules and regulations relating to our sale of the products that we sell, but the changes could harm our business, operating results and financial condition.

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

Any compromise or perceived compromise of our security or the security of one of our vendors could damage our reputation, cause the termination of relationships with government-run health insurance exchanges and our members, marketing partners and health insurance carriers, reduce demand for our services and subject us to significant liability and expense as well as regulatory action and lawsuits, any of which would harm our business, operating results and financial condition. The COVID-19 pandemic generally is increasing the attack surface available to criminals, as more companies and individuals work remotely and otherwise work online. Consequently, the risk of a cybersecurity incident has increased. We cannot provide assurances that our preventative efforts, or those of our vendors or service providers, will be successful. In the event that additional data privacy or security laws are implemented, or our health insurance carrier or other partners determine to impose requirements on us relating to data privacy security, we may not be able to timely comply with such requirements or such requirements may not be compatible with our current processes. Changing our processes could be time-consuming and expensive, and failure to timely implement required changes could result in our inability to sell health insurance plans in a particular jurisdiction or for a particular health insurance carrier or subject us to liability for non-compliance, any of which would damage our business, operating results and financial condition. For instance, health insurance carriers may require us to comply with additional privacy and security standards to do business with us at all. Compliance with privacy and security standards is regularly assessed, and we may not always be compliant with the standards. If we are not in compliance, we may not be able to accept information from consumers, and our relationship with health insurance carriers could be adversely impacted or terminated, which would harm our business, operating results and financial condition.

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

In the ordinary course of operating our business, we and our health insurance carrier partners have received complaints that the information we provided was not accurate or was misleading. We have received, and may in the future receive, inquiries from health insurance carriers, CMS or state departments of insurance regarding our marketing and business practices and compliance with laws and regulations. In 2021, we experienced an increased rate of complaints filed directly with CMS from Medicare beneficiaries enrolled by us as well as an increase in beneficiary complaints filed with insurance carriers. Although we have taken actions to address the quality of our enrollments and to improve our customer experience, if the actions we have taken do not effectively and sustainably reduce the rate of complaints and improve our retention rates, our relationship with health insurance carriers could be modified or terminated, our Medicare commission and advertising revenue could decline, and we may incur significant expenses without realizing the value of our investment. Even if we are successful in reducing the rate of complaints, any initiatives we take to address retention could reduce our number of enrollments and conversion rates, which could harm our business, operating results and financial condition. Also, our sales of short-term health insurance plans that lack the same benefits as major medical health insurance plans may increase the risk that we receive complaints regarding our marketing and business practices due to the potential for consumer confusion between short-term health insurance and major medical health insurance. In addition, these types of claims could be time-consuming and expensive to defend, could divert our management’s attention and other resources, and could cause a loss of confidence in our services. As a result, whether or not we are able to successfully resolve these claims, they could harm our business, operating results and financial condition.

Our business could be harmed if we are unable to contact our consumers or market the availability of our products through specific channels.

We use email and telephone, among other channels, to market our services to potential members and as the primary means of communicating with our existing members. The laws and regulations governing the use of email and telephone calls for marketing purposes continue to evolve, and changes in technology, the marketplace or consumer preferences may lead to the adoption of additional laws or regulations or changes in interpretation of existing laws or regulations. If new laws or regulations are adopted, or existing laws and regulations are interpreted or enforced, to impose additional restrictions on our ability to send email or telephone messages to our members or potential members, we may not be able to communicate with them in a cost-effective manner. In addition to legal restrictions on the use of email, Internet service providers, email service providers and others attempt to block the transmission of unsolicited email, commonly known as “spam.” Many Internet and email service providers have relationships with organizations whose purpose it is to detect and notify the Internet and email service providers of entities that the organization believes is sending unsolicited email. If an Internet or email service provider identifies email from us as “spam” as a result of reports from these organizations or otherwise, we can be placed on a restricted list that will block our email to members or potential members.

We use telephones to communicate with customers and prospective customers and some of these communications may be subject to the Telephone Consumer Protection Act ("TCPA") and other telemarketing laws. The TCPA and other laws, including state laws, relating to telemarketing restrict our ability to market using the telephone in certain respects. For instance, the TCPA prohibits us from using an automatic telephone dialing system or prerecorded or artificial voices to make certain telephone calls to consumers without prior express written consent. We have policies in place to comply with the TCPA and other telemarketing laws. However, we have been in the past, and may in the future become, subject to claims that we have violated the TCPA. The TCPA provides for statutory damages of $500 for each violation and $1,500 for each willful violation. In the event that we were found to have violated the TCPA, our business, operating results and financial condition could be harmed. In addition, telephone carriers may block or put consumer warnings on calls originating from call centers. Consumers increasingly screen their incoming emails and telephone calls, including by using screening tools and warnings, and therefore our members or potential members may not reliably receive our emails or telephone messages, whether or not such messages constitute marketing. If we are unable to communicate effectively by email or telephone with our members and potential members as a result of legislation, legal or regulatory actions, blockage, screening technologies or otherwise, our business, operating results and financial condition would be harmed.

Risks Related to Finance, Accounting and Tax Matters

Our operating results will be impacted by factors that impact our estimate of the constrained LTV of commissions per approved member.

We recognize revenue for plans approved during the period by applying the latest estimated constrained LTVs for that product. Constrained LTVs are estimates and are based on a number of assumptions, which include, but are not limited to, estimates of the conversion rates of approved members into paying members, forecasted average plan duration and forecasted commissions we expect to receive per approved member's plan. These assumptions are based on historical trends and require significant judgment by our management in interpreting those trends and in applying the constraints. Changes in our historical trends will result in changes to our constrained LTV estimates in future periods and therefore could adversely affect our revenue and financial results in those future periods. As a result, negative changes in the factors upon which we estimate constrained LTVs, such as reduced conversion of approved members to paying members, increased health insurance plan terminations or a reduction in the lifetime commission amounts we expect to receive for selling the plan to a member or other changes could harm our business, operating results and financial condition. Changes in LTV may result in an increase or a decrease to revenue and a corresponding increase or decrease to commission receivables. In addition, if we ultimately receive commission payments that are less than the amount we estimated when we recognized commission revenue, we would need to write off the remaining commission receivable balance, which would adversely impact our business, operating results and financial condition.

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

The determination of constraints is also a factor that requires significant management judgment. Constraints are applied to LTVs for revenue recognition purposes and help ensure that the total estimated lifetime commissions expected to be collected from an approved member's plan are recognized as revenue only to the extent that is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with future commissions receivable from the plan is subsequently resolved. We determine the constraint for each product by comparing prior calculations of LTV to actual cash received and review the reasons for any variations. We then apply judgment in assessing whether the difference between historical cash collections and LTV is representative of differences that can be expected in future periods. We also analyze whether circumstances have changed and consider any known or potential modifications to the inputs into LTV in light of the factors that can impact the amount of cash expected to be collected in future periods including but not limited to commission rates, carrier mix, plan duration, changes in laws and regulations and cancellations of insurance plans offered by health insurance carriers with which we have a relationship. We evaluate the appropriateness of our constraints on an ongoing basis, and we update our assumptions when we observe a sufficient amount of evidence that would suggest that the long-term expectation underlying the assumptions has changed. If we underestimate the initial constraint applied to LTVs, we might be required to increase the constraint or record an impairment in a future period which would harm our business, operating results and financial condition.

Our debt and preferred stock obligations contain restrictions that impact our business and expose us to risks that could materially adversely affect our liquidity and financial condition.

On February 28, 2022, we entered into a term loan credit agreement with Blue Torch Finance LLC and other lenders (the "Term Loan Credit Agreement"), which provided us with $70 million in term loans. In connection with entering into the Term Loan Credit Agreement, we terminated our credit agreement with Royal Bank of Canada and other lenders that provided us with an up to $75 million revolving credit facility. The Term Loan Credit Agreement contains certain mandatory prepayment triggers and imposes certain covenants and restrictions on our business and our ability to obtain additional financing.

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

The terms of our investment agreement with Echelon Health SPV, LP ("H.I.G."), the initial purchaser of our Series A Preferred Stock, could also limit our ability to obtain additional financing or increase our borrowing costs, which could have an adverse effect on our financial condition. As of the date of this report, pursuant to the terms of our investment agreement with H.I.G., we must obtain the consent of H.I.G. in order to incur any indebtedness, which could limit our ability to obtain additional financing until our adjusted EBITDA for the trailing four quarters increases.

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

Operating and growing our business is expected to require further investments in our business. We have generated negative cash from operating activities and may continue to generate negative cash from operating activities in the future. We are likely to raise additional capital through debt and/or equity financing and plan to implement our transformation initiatives, which are discussed in the section of this report titled Management's Discussion and Analysis of Financial Condition and Results of Operations - Updates on Business Initiatives -

Transformational Plan. These transformation initiatives may not be successful in reducing expenses and may result in other negative effects on our business, which could result in us requiring additional capital. Further, we may be presented with opportunities that we want to pursue, and business or other challenges may present themselves, any of which could cause us to require additional capital. If we seek to raise funds through debt or equity financing, those funds may prove to be unavailable, may only be available on terms that are not acceptable to us or may result in significant dilution to our stockholders or higher levels of leverage. Our Term Loan Credit Agreement and our investment agreement with H.I.G, contain restrictions that limit our ability to incur additional indebtedness, issue certain types of equity securities with rights and preferences senior to or pari passu with our Series A Preferred Stock, make certain types of investments or obtain additional financing. As of the date of this report, pursuant to the terms of our investment agreement with H.I.G., we must obtain the consent of H.I.G. in order to incur any indebtedness, which could limit our ability to obtain additional financing until our adjusted EBITDA for the trailing four quarters increases. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to pursue our business objectives and to respond to business opportunities or challenges could be harmed, and our business, operating results and financial condition could be materially and adversely affected.

If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements could be impaired, which could adversely affect our operating results, our ability to operate our business and our stock price.
We have a complex business organization. Ensuring that we have adequate internal financial and accounting controls and procedures in place to help ensure that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently and is complicated by the expansion of our business operations and changing accounting requirements. Our management, including our chief executive officer and chief financial officer, does not expect that our internal control over financial reporting will prevent all errors or all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. Over time, controls may become inadequate because changes in conditions or deterioration in the degree of compliance with policies or procedures may occur. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. We cannot assure that significant deficiencies or material weaknesses in our internal control over financial reporting will not be identified in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in significant deficiencies or material weaknesses, cause us to fail to timely meet our periodic reporting obligations or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of periodic management evaluations and annual auditor attestation reports regarding disclosure controls and the effectiveness of our internal control over financial reporting required under Section 404 of the Sarbanes-Oxley Act of 2002 and the rules promulgated thereunder. The existence of a material weakness could result in errors in our financial statements that could result in a restatement of financial statements, cause us to fail to timely meet our reporting obligations and cause investors to lose confidence in our reported financial information, leading to a decline in our stock price and potential lawsuits against us.

Changes in our provision for income taxes or adverse outcomes resulting from examination of our income or other tax returns or changes in tax legislation could adversely affect our results.

Our provision for income taxes is subject to volatility and could be adversely affected by earnings differing materially from our projections, changes in the valuation of our deferred tax assets and liabilities, tax effects of stock-based compensation, or adverse outcomes as a result of tax examinations or by changes in tax laws, regulations, accounting principles, including accounting for uncertain tax positions, or interpretations thereof.

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

We have net operating loss carryforwards for federal and state income tax purposes to offset future taxable income. Our federal and state net operating loss carryforwards begin expiring in 2034 and 2033, respectively. A lack of future taxable income would adversely affect our ability to utilize these net operating loss carryforwards. In addition, utilization of the net operating loss carryforwards may be subject to a substantial annual limitation due to ownership changes that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), and similar state provisions. These ownership change limitations may limit the amount of net operating loss carryforwards and other tax attributes that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change” as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points (by value) of the outstanding stock of a company by certain stockholders. Our ability to use the remaining net operating loss carryforwards may be further limited if we experience a Section 382 ownership change as a result of future changes in our stock ownership.

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

The performance, reliability and availability of our ecommerce platform, cloud contact center and underlying network infrastructures are critical to our financial results, brand and relationship with members, marketing partners and health insurance carriers. Although we regularly attempt to enhance our platforms and system infrastructure, system failures and interruptions may occur if we are unable to accurately project the rate or timing of increases in our website or call center traffic or for other reasons, some of which are completely outside our control. We could experience significant failures and interruptions, which would harm our business, operating results and financial condition. If these failures or interruptions occurred during the Medicare annual enrollment period, the Medicare Advantage open enrollment period or during the open enrollment period under health care reform, the negative impact on us would be particularly pronounced.

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

From time to time, we have released, and may continue to release guidance in earnings conference calls, earnings releases, or otherwise, regarding our future performance that represents our management's estimates as of the date of release. This guidance, which includes forward-looking statements, has been, and will be, based on projections prepared by our management. Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions underlying the guidance furnished by us will not materialize or will vary significantly from actual results. Accordingly, our guidance is only an estimate of what management believes is realizable as of the date of release. Our actual results have, and may in the future, vary from our guidance and the variations may be material. In light of the foregoing, investors are urged not to rely upon our guidance in making an investment decision regarding our common stock.

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

The trading price of our common stock has been volatile and is likely to continue to fluctuate substantially. For the quarter ended June 30, 2022, the closing price of our common stock fluctuated from $8.05 to $12.53 per share. The trading price of our common stock depends on a number of factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our common stock since you might be unable to sell your shares at or above the price you paid. Factors that could cause fluctuations in the trading price of our common stock include the following:

•price and volume fluctuations in the overall stock market from time to time, including as a result of the COVID-19 pandemic, inflation or political instability;
•volatility in the market prices and trading volumes of our competitors' shares, including high technology stocks, which have historically experienced high levels of volatility;
•any new debt and/or equity financing that we undertake to raise additional capital;
•new laws or regulations or new interpretations of existing laws or regulations applicable to our business, including developments relating to the health care industry and the marketing and sale of Medicare plans;
•actual or anticipated changes in our operating results or the growth rate of our business;
•changes in operating performance and stock market valuations of other technology or insurance brokerage companies generally and of our competitors;
•failure of securities analysts to maintain coverage of us, changes in financial estimates by any securities analysts who follow our company or our failure to meet these estimates or the expectations of investors;
•sales of shares of our common stock by us or our stockholders;
•announcements by us or our competitors of new products or services;
•the public reaction to our press releases, other public announcements and filings with the SEC;
•rumors and market speculation involving us or other companies in our industry;
•negative publicity about us, including accurate and inaccurate third-party commentary or reports regarding us;
•actual or anticipated developments in our business, our competitors' businesses or the competitive landscape generally;
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

Our bylaws designate a state or federal court located within the State of Delaware as the exclusive forum for substantially all disputes between us and our stockholders and also provide that the federal district courts will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act of 1933, as amended (the "Securities Act"), each of which could limit our stockholders’ ability to choose the judicial forum for disputes with us or our directors, officers, stockholders or employees.

Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the sole and exclusive forum for (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, stockholders, officers or other employees to us or our stockholders, (3) any action arising pursuant to any provision of the Delaware General Corporation Law, our certificate of incorporation or our bylaws or (4) any other action asserting a claim that is governed by the internal affairs doctrine shall be the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, another State court in Delaware or the federal district court for the District of Delaware), except for any claim as to which such court determines that there is an indispensable party not subject to the jurisdiction of such court (and the indispensable party does not consent to the personal jurisdiction of such court within ten days following such determination), which is vested in the exclusive jurisdiction of a court or forum other than such court or for which such court does not have subject matter jurisdiction. This provision would not apply to any action brought to enforce a duty or liability created by the Securities Exchange Act of 1934, as amended, and the rules and regulations thereunder.

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

ITEM 5.    OTHER INFORMATION

On August 8, 2022, eHealthInsurance Services, Inc. ("ESI"), our wholly-owned subsidiary, obtained the consent of Augustine Bowers, LLC to enter into a Sublease dated July 11, 2022 (the "Sublease") with SiFive, Inc. (the "Sublessee"). The Sublease provides for a sublease of our office space of approximately 45,657 square feet located at 2625 Augustine Drive, Santa Clara, California. The Sublease term is scheduled to commence in August 2022 and expire on March 31, 2029. The Sublessee has agreed to pay to ESI a monthly base rent ranging from $135,368 per month to $201,712.33 per month pursuant to the terms of the Sublease. The total base rent over the term of Sublease is expected to be approximately $13.5 million, subject to the actual start date for the term of the Sublease and including the impact of a 3-month rent abatement.

The foregoing description of the terms of the Sublease does not purport to be complete and is qualified in its entirety by reference to the full text of the Sublease and the Consent to Subletting, each of which is filed as an exhibit to this report.

ITEM 6.        EXHIBITS

(a) Exhibits
Except as so indicated in Exhibits 32.1 and 32.2, the following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number			Incorporation by Reference Herein
		Description of Exhibit	Form	Date
10.1		Amended and Restated 2014 Equity Incentive Plan	Current Report on Form 8-K (File No. 001-33071)	June 21, 2022
10.2	†	Sublease, dated July 11, 2022, between SiFive, Inc. and eHealthInsurance Services, Inc.
10.3	†	Consent to Subletting, dated August 8, 2022, by and among Augustine Bowers LLC, eHealthInsurance Services, Inc. and SiFive, Inc.
31.1	†	Certification of Francis Soistman, Chief Executive Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	†	Certification of Christine Janofsky, Chief Financial Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	‡	Certification of Francis Soistman, Chief Executive Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	‡	Certification of Christine Janofsky, Chief Financial Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	†	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	†	Inline XBRL Taxonomy Extension Schema Document
101.CAL	†	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	†	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	†	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	†	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		The cover page from the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2022, formatted in Inline XBRL and contained in Exhibit 101
†    Filed herewith.
‡    Furnished herewith.
*    Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EHEALTH, INC.
Date:	August 8, 2022	/s/ Francis Soistman
Francis Soistman Chief Executive Officer (Principal Executive Officer)
Date:	August 8, 2022	/s/ Christine Janofsky
Christine Janofsky Chief Financial Officer (Principal Financial Officer)