Form 10-Q
period 2022-09-30
eHealth, Inc.
filed 2022-11-08
CIK 1333493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR
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

2625 AUGUSTINE DRIVE, SUITE 150
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of October 31, 2022 was 27,422,321 shares.

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
•The ongoing COVID-19 pandemic and other public health crises, illness, epidemics or pandemics could adversely impact our business, operating results and financial condition.
•Changes in our management and key employees could affect our business and financial results.
•Our business may be harmed if we are not successful in executing on our strategic plans, including our growth strategy, cost-saving and enrollment quality initiatives.
•Our failure to effectively manage our operations and maintain our company culture as our business evolves and our work practices change could harm us.
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
•Our operations in China involve many risks that could increase expenses, expose us to increased liability and adversely affect our business, operating results and financial condition.
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
•If we fail to comply with the numerous laws and regulations that are applicable to the sale of health insurance, our business and operating results could be harmed.
•Our business is subject to emerging privacy laws being passed at the state level that create unique compliance challenges. Increasing regulatory focus on privacy and security issues and expanding laws could impact our business and expose us to increased liability.
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
•Our actual operating results may differ significantly from our guidance.
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

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
EHEALTH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, unaudited)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$160,258	$81,926
Short-term marketable securities	4,491	41,306
Accounts receivable	1,804	5,750
Contract assets – commissions receivable – current	207,505	254,821
Prepaid expenses and other current assets	21,039	23,784
Total current assets	395,097	407,587
Contract assets – commissions receivable – non-current	578,339	653,441
Property and equipment, net	7,927	12,105
Operating lease right-of-use assets	30,845	37,373
Restricted cash	3,239	3,239
Other assets	36,446	35,547
Total assets	$1,051,893	$1,149,292
Liabilities, convertible preferred stock and stockholders’ equity
Current liabilities:
Accounts payable	$6,626	$13,750
Accrued compensation and benefits	14,278	16,458
Accrued marketing expenses	8,209	36,384
Lease liabilities – current	5,988	5,543
Other current liabilities	3,016	3,330
Total current liabilities	38,117	75,465
Long-term debt	65,725	—
Deferred income taxes – non-current	23,589	50,796
Lease liabilities – non-current	31,234	35,826
Other non-current liabilities	4,545	5,094
Total liabilities	163,210	167,181
Commitments and contingencies
Convertible preferred stock	255,185	232,592
Stockholders’ equity:
Common stock	40	39
Additional paid-in capital	772,328	755,875
Treasury stock, at cost	(199,998)	(199,998)
Retained earnings	61,227	193,213
Accumulated other comprehensive income (loss)	(99)	390
Total stockholders’ equity	633,498	749,519
Total liabilities, convertible preferred stock, and stockholders’ equity	$1,051,893	$1,149,292

The accompanying notes are an integral part of these condensed consolidated financial statements.

EHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands, except per share amounts, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue:
Commission	$48,977	$59,191	$190,662	$276,066
Other	4,399	4,723	18,373	18,619
Total revenue	53,376	63,914	209,035	294,685
Operating costs and expenses:
Cost of revenue	494	(25)	790	1,217
Marketing and advertising	30,556	43,317	118,973	138,772
Customer care and enrollment	29,398	48,956	100,711	121,480
Technology and content	19,399	20,369	56,842	63,996
General and administrative	17,300	16,640	54,485	57,812
Amortization of intangible assets	—	121	—	416
Impairment, restructuring and other charges	4,498	573	10,690	3,004
Total operating costs and expenses	101,645	129,951	342,491	386,697
Loss from operations	(48,269)	(66,037)	(133,456)	(92,012)
Other income (expense), net	(647)	189	(2,835)	511
Loss before income taxes	(48,916)	(65,848)	(136,291)	(91,501)
Benefit from income taxes	(9,767)	(12,834)	(26,898)	(19,278)
Net loss	(39,149)	(53,014)	(109,393)	(72,223)
Paid-in-kind dividends for preferred stock	(4,933)	(4,561)	(14,420)	(7,643)
Change in preferred stock redemption value	(2,916)	(2,373)	(8,173)	(3,770)
Net loss attributable to common stockholders	$(46,998)	$(59,948)	$(131,986)	$(83,636)

Net loss per share attributable to common stockholders:
Basic and diluted	$(1.72)	$(2.24)	$(4.83)	$(3.13)
Weighted-average number of shares used in per share amounts:
Basic and diluted	27,346	26,786	27,329	26,688
Comprehensive loss:
Net loss	$(39,149)	$(53,014)	$(109,393)	$(72,223)
Unrealized holding gain (loss) for available for sales debt securities, net of tax	(4)	3	(6)	(48)
Foreign currency translation adjustments	(245)	(26)	(483)	16
Comprehensive loss	$(39,398)	$(53,037)	$(109,882)	$(72,255)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, unaudited)

Three Months Ended September 30, 2022
	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance as of June 30, 2022	39,493	$40	$767,164	12,287	$(199,998)	$108,225	$150	$675,581
Issuance of common stock in connection with equity incentive plans	214	—	—	—	—	—	—	—
Repurchase of shares to satisfy employee tax withholding obligations	—	—	(467)	71	—	—	—	(467)
Paid-in-kind dividend and accretion related to convertible preferred stock	—	—	—	—	—	(7,849)	—	(7,849)
Stock-based compensation	—	—	5,631	—	—	—	—	5,631
Other comprehensive loss, net of tax	—	—	—	—	—	—	(249)	(249)
Net loss	—	—	—	—	—	(39,149)	—	(39,149)
Balance as of September 30, 2022	39,707	$40	$772,328	12,358	$(199,998)	$61,227	$(99)	$633,498

Three Months Ended September 30, 2021
	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance as of June 30, 2021	38,094	$38	$738,906	11,925	$(199,998)	$292,467	$341	$831,754
Issuance of common stock in connection with equity incentive plans	231	—	1,933	—	—	—	—	1,933
Repurchase of shares to satisfy employee tax withholding obligations	—	—	(2,061)	51	—	—	—	(2,061)
Paid-in-kind dividend and accretion related to convertible preferred stock	—	—	—	—	—	(6,934)	—	(6,934)
Stock-based compensation	—	—	6,006	—	—	—	—	6,006
Other comprehensive loss, net of tax	—	—	—	—	—	—	(23)	(23)
Net loss	—	—	—	—	—	(53,014)	—	(53,014)
Balance as of September 30, 2021	38,325	$38	$744,784	11,976	$(199,998)	$232,519	$318	$777,661

The accompanying notes are an integral part of these condensed consolidated financial statements.

EHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, unaudited)

Nine Months Ended September 30, 2022
	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance as of December 31, 2021	38,704	$39	$755,875	12,016	$(199,998)	$193,213	$390	$749,519
Issuance of common stock in connection with equity incentive plans	920	1	1,054	—	—	—	—	1,055
Repurchase of shares to satisfy employee tax withholding obligations	—	—	(2,901)	342	—	—	—	(2,901)
Paid-in-kind dividend and accretion related to convertible preferred stock	—	—	—	—	—	(22,593)	—	(22,593)
Issuance of common stock for employee stock purchase program	83	—	873	—	—	—	—	873
Stock-based compensation	—	—	17,427	—	—	—	—	17,427
Other comprehensive loss, net of tax	—	—	—	—	—	—	(489)	(489)
Net loss	—	—	—	—	—	(109,393)	—	(109,393)
Balance as of September 30, 2022	39,707	$40	$772,328	12,358	$(199,998)	$61,227	$(99)	$633,498

Nine Months Ended September 30, 2021
	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance as of December 31, 2020	37,755	$38	$721,013	11,831	$(199,998)	$316,155	$350	$837,558
Issuance of common stock in connection with equity incentive plans	532	—	2,735	—	—	—	—	2,735
Repurchase of shares to satisfy employee tax withholding obligations	—	—	(7,968)	145	—	—	—	(7,968)
Paid-in-kind dividend and accretion related to convertible preferred stock	—	—	—	—	—	(11,413)	—	(11,413)
Issuance of common stock for employee stock purchase program	38	—	2,248	—	—	—	—	2,248
Stock-based compensation	—	—	26,756	—	—	—	—	26,756
Other comprehensive loss, net of tax	—	—	—	—	—	—	(32)	(32)
Net loss	—	—	—	—	—	(72,223)	—	(72,223)
Balance as of September 30, 2021	38,325	$38	$744,784	11,976	$(199,998)	$232,519	$318	$777,661

The accompanying notes are an integral part of these condensed consolidated financial statements.

EHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Nine Months Ended September 30,
	2022	2021
Operating activities:
Net loss	$(109,393)	$(72,223)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,971	3,700
Amortization of internally developed software	12,714	9,140
Amortization of intangible assets	—	416
Stock-based compensation expense	15,934	24,881
Deferred income taxes	(27,207)	(20,134)
Impairment charges	3,734	—
Other non-cash items	1,333	908
Changes in operating assets and liabilities:
Accounts receivable	3,946	493
Contract assets – commissions receivable	122,410	35,244
Prepaid expenses and other assets	2,728	(20,790)
Accounts payable	(7,118)	(26,913)
Accrued compensation and benefits	(1,345)	(118)
Accrued marketing expenses	(28,175)	(6,525)
Deferred revenue	(284)	10,240
Accrued expenses and other liabilities	(538)	1,360
Net cash used in operating activities	(8,290)	(60,321)
Investing activities:
Capitalized internal-use software and website development costs	(12,540)	(12,589)
Purchases of property and equipment and other assets	(192)	(3,554)
Purchases of marketable securities	(8,402)	(88,967)
Proceeds from redemption and maturities of marketable securities	45,269	68,288
Net cash provided by (used in) investing activities	24,135	(36,822)
Financing activities:
Proceeds from issuance of preferred stock, net of issuance costs	—	214,025
Net proceeds from debt financing	64,862	—
Net proceeds from exercise of common stock options and employee stock purchases	1,054	4,983
Repurchase of shares to satisfy employee tax withholding obligations	(2,901)	(7,968)
Principal payments in connection with leases	(90)	(126)
Net cash provided by financing activities	62,925	210,914
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(438)	—
Net increase in cash, cash equivalents and restricted cash	78,332	113,771
Cash, cash equivalents and restricted cash at beginning of period	85,165	47,113
Cash, cash equivalents and restricted cash at end of period	$163,497	$160,884

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

Basis of Presentation – The accompanying condensed consolidated balance sheet as of September 30, 2022, the condensed consolidated statements of comprehensive loss and stockholders’ equity for the three and nine months ended September 30, 2022 and 2021, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2022 and 2021 are unaudited. The condensed consolidated balance sheet data as of December 31, 2021 was derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the Securities and Exchange Commission on March 1, 2022. The accompanying financial statements and related notes should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K.

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

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2021 and include all adjustments necessary for the fair presentation of our financial position as of September 30, 2022 and December 31, 2021, and our results of operations for the periods presented. The results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for any subsequent period or for the year ending December 31, 2022 and therefore should not be relied upon as an indicator of future results.

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

Recently Adopted Accounting Pronouncements

Reference Rate Reform (Topic 848) – In March 2020, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying U.S. GAAP to contract modifications and other transactions affected by reference rate reform if certain criteria are met in order to ease the financial reporting burden as the market transitions from the London Interbank Offered Rate ("LIBOR") and other interbank offered rates expected to be discontinued to alternative reference rates. The FASB further issued ASU 2021-01 in January 2021 to refine and clarify the scope of Topic 848. The election allows relief from remeasuring the contracts at modification or from reassessing a previous accounting determination. The guidance was effective upon issuance and may be applied through December 31, 2022. We elected the optional expedient under ASU 2020-04 and ASU 2021-01 in the third quarter of 2022 upon the amendment to our term loan credit agreement, which transitions the use of LIBOR to the Secured Overnight Financing Rate ("SOFR"). The adoption of the standard allows entities to account for such modification as if the modification was not substantial and as a result, the implementation of this standard did not have a material impact on our condensed consolidated financial statements. See Note 12 – Debt for additional information regarding the amendment to our term loan credit agreement.

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 2 – Revenue

Disaggregation of Revenue – The table below depicts the disaggregation of revenue by product and is consistent with how we evaluate our financial performance (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Medicare
Medicare Advantage	$37,454	$36,557	$152,061	$209,224
Medicare Supplement	2,534	3,214	11,291	15,357
Medicare Part D	1,167	1,338	2,165	(2,953)
Total Medicare	41,155	41,109	165,517	221,628
Individual and Family (1)
Non-Qualified Health Plans	1,991	5,909	5,970	20,352
Qualified Health Plans	714	2,266	2,975	7,204
Total Individual and Family	2,705	8,175	8,945	27,556
Ancillary
Short-term	967	1,370	3,287	4,639
Dental	715	3,938	2,249	9,326
Vision	245	642	741	1,781
Other	674	845	1,803	1,901
Total Ancillary	2,601	6,795	8,080	17,647
Small Business	2,640	2,190	8,546	7,703
Commission Bonus and Other	(124)	922	(426)	1,532
Total Commission Revenue	48,977	59,191	190,662	276,066
Other Revenue
Sponsorship and Advertising Revenue	3,805	4,165	16,540	16,002
Other	594	558	1,833	2,617
Total Other Revenue	4,399	4,723	18,373	18,619
Total Revenue	$53,376	$63,914	$209,035	$294,685
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

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Commission revenue by segment is presented in the table below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Medicare
Commission Revenue from Members Approved During the Period	$39,652	$42,698	$173,790	$235,974
Net Commission Revenue from Members Approved in Prior Periods(1)	1,685	(171)	(9,052)	(11,700)
Total Medicare Segment Commission Revenue	$41,337	$42,527	$164,738	$224,274
Individual, Family and Small Business
Commission Revenue from Members Approved During the Period	$3,600	$4,892	$14,254	$16,495
Commission Revenue from Renewals of Small Business Members During the Period	2,200	1,744	7,281	6,154
Net Commission Revenue from Members Approved in Prior Periods(1)	1,840	10,028	4,389	29,143
Total IFP/SMB Segment Commission Revenue	$7,640	$16,664	$25,924	$51,792

Total Commission Revenue from Members Approved During the Period	$43,252	$47,590	$188,044	$252,469
Commission Revenue from Renewals of Small Business Members During the Period	2,200	1,744	7,281	6,154
Total Net Commission Revenue from Members Approved in Prior Periods (1)(2)	3,525	9,857	(4,663)	17,443
Total Commission Revenue	$48,977	$59,191	$190,662	$276,066
_____________

(1)These amounts reflect our revised estimates of cash collections for certain members approved prior to the relevant reporting period that are recognized as adjustments to revenue within the relevant reporting period. The net adjustment revenue includes both increases in revenue for certain prior period cohorts as well as reductions in revenue for certain prior period cohorts.
(2)The impacts of total net commission revenue from members approved in prior periods were $0.13 and $0.37 per basic and diluted share, for the three months ended September 30, 2022 and 2021, respectively. The impacts of total net commission revenue from members approved in prior periods were $(0.17) and $0.65 per basic and diluted share, for the nine months ended September 30, 2022 and 2021, respectively.
The total reductions to revenue from members approved in prior periods were $2.1 million and $3.2 million for the three months ended September 30, 2022 and 2021, respectively, and $15.8 million and $22.6 million for the nine months ended September 30, 2022 and 2021. These reductions to revenue primarily related to the Medicare segment.

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

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Our cash, cash equivalents and restricted cash balances are summarized as follows (in thousands):

	September 30, 2022	December 31, 2021
Cash	$23,476	$33,253
Cash equivalents	136,782	48,673
Cash and cash equivalents	160,258	81,926
Restricted cash	3,239	3,239
Total cash, cash equivalents and restricted cash	$163,497	$85,165

As of September 30, 2022 and December 31, 2021, we had $3.2 million of restricted cash which was classified as a non-current asset on our Condensed Consolidated Balance Sheets. This amount collateralizes letters of credit related to certain lease commitments.

Contract Assets and Accounts Receivable

We do not require collateral or other security for our contract assets and accounts receivable. We believe the potential for collection issues with any of our customers was minimal as of September 30, 2022.

We estimate an allowance for credit losses using relevant available information from internal and external sources, related to past events, current conditions, and reasonable and supportable forecasts. Specifically, for the purpose of measuring the probability of default parameters, we utilize Capital IQ’s, Standard & Poor’s and Moody’s analytics. Our estimates of loss given default are determined by using our historical collections data as well as historical information obtained through our research and review of other insurance related companies. Our estimated exposure at default is determined by applying these internal and external data sources to our commission receivable balances. As such, we apply an immediate reversion method and revert to historical loss information when computing our credit loss exposure. Credit loss expenses are assessed quarterly and included in the "General and administrative" line in our Condensed Consolidated Statements of Comprehensive Loss. There were no write-offs during the nine months ended September 30, 2022 and 2021.

We considered the impact of recent events and global economic conditions when evaluating the appropriate adjustments to our allowance for credit losses as of September 30, 2022. We also considered the current and expected future economic and market conditions surrounding the COVID-19 pandemic.

The change in the allowance for credit losses for the nine months ended September 30, 2022 is summarized as follows (in thousands):

Beginning balance	$2,198
Change in allowance	9
Ending balance	$2,207

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Our contract assets – commission receivable activities, net of credit loss allowances are summarized as follows (in thousands):

	Nine Months Ended September 30, 2022
	Medicare Segment	IFP/SMB Segment	Total
Beginning balance	$837,474	$70,788	$908,262
Commission revenue from members approved during the period	173,790	14,254	188,044
Commission revenue from renewals of small business members during the period	—	7,281	7,281
Net commission revenue from members approved in prior periods	(9,052)	4,389	(4,663)
Cash receipts	(279,048)	(34,023)	(313,071)
Net change in credit loss allowance	(8)	(1)	(9)
Ending balance	$723,156	$62,688	$785,844

	Nine Months Ended September 30, 2021
	Medicare Segment	IFP/SMB Segment	Total
Beginning balance	$739,637	$52,768	$792,405
Commission revenue from members approved during the period	235,974	16,495	252,469
Commission revenue from renewals of small business members during the period	—	6,154	6,154
Net commission revenue from members approved in prior periods	(11,700)	29,143	17,443
Cash receipts	(276,825)	(34,485)	(311,310)
Net change in credit loss allowance	188	19	207
Ending balance	$687,274	$70,094	$757,368

Credit Risk

Our financial instruments that are exposed to concentrations of credit risk principally consist of cash, cash equivalents, marketable securities, contract assets – commissions receivable, and accounts receivable. We invest our cash and cash equivalents with major banks and financial institutions and such investments are in excess of federally insured limits. We also have deposits with major banks in China that are denominated in both U.S. dollars and Chinese Yuan Renminbi and are not insured by the U.S. federal government. The deposits in China were $4.8 million as of September 30, 2022. See Note 4 – Fair Value Measurements for more information regarding our marketable securities.

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
We do not require collateral or other security for either our contract assets or accounts receivable. Carriers that represented 10% or more of our total contract assets – commission receivable and accounts receivable balances are summarized as of the dates presented below:

	September 30, 2022	December 31, 2021
Humana	26%	25%
UnitedHealthCare (1)	24%	23%
Aetna (1)	16%	17%
Centene (1)	9%	10%
_____________

(1)Percentages include the carriers' subsidiaries.

Prepaid Expenses and Other Current Assets – Our prepaid expenses and other current assets are summarized as of the periods presented as follows (in thousands):

	September 30, 2022	December 31, 2021
Prepaid expenses	$12,174	$11,379
Prepaid maintenance contracts	6,480	6,246
Prepaid licenses	1,243	3,076
Prepaid insurance	880	2,161
Other current assets	262	922
Prepaid expenses and other current assets	$21,039	$23,784

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

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Our financial assets measured at fair value on a recurring basis are summarized below by their classification within the fair value hierarchy as of the dates presented (in thousands):

	September 30, 2022
	Carrying Value	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents
Money market funds	$14,424	$14,424	$—	$—	$14,424
Commercial paper	115,756	—	115,756	—	115,756
Agency bonds	6,602	—	6,602	—	6,602
Short-term marketable securities
Commercial paper	4,491	—	4,491	—	4,491
Total assets measured at fair value	$141,273	$14,424	$126,849	$—	$141,273

	December 31, 2021
	Carrying Value	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents
Money market funds	$9,217	$9,217	$—	$—	$9,217
Commercial paper	39,456	—	39,456	—	39,456
Short-term marketable securities
Commercial paper	38,801	—	38,801	—	38,801
Corporate bond	2,505	—	2,505	—	2,505
Total assets measured at fair value	$89,979	$9,217	$80,762	$—	$89,979

We endeavor to utilize the best available information in measuring fair value. Our money market funds are measured at fair value based on quoted prices in active markets and are classified as Level 1 within the fair value hierarchy. Our available for sale marketable securities, which include commercial paper, agency bonds and a corporate bond with maturities of less than one year, are measured at fair value using quoted market prices to the extent available or alternative pricing sources and models utilizing market observable inputs and are classified as Level 2 within the fair value hierarchy. Our portfolio primarily consisted of financial instruments with a credit rating of AA or equivalent by S&P Rating and Moody's Investor Services. There were no transfers between the hierarchy levels during either the nine months ended September 30, 2022 or the year ended December 31, 2021.

The following table summarizes our cash equivalents and available-for-sale debt securities by contractual maturity (in thousands):

	As of September 30, 2022
	Amortized Cost	Fair Value
Due in 1 year	$141,288	$141,273

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Unrealized gains and losses on available-for-sale debt securities that are not credit related are included in accumulated other comprehensive income and summarized as follows as of September 30, 2022 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents
Money market funds	$14,424	$—	$—	$14,424
Commercial paper	115,772	1	(17)	115,756
Agency bonds	6,599	3	—	6,602
Short-term marketable securities
Commercial paper	4,493	—	(2)	4,491
Total	$141,288	$4	$(19)	$141,273

As of September 30, 2022, we had 33 securities in net loss positions and their unrealized losses were immaterial individually and in aggregate. We did not record any credit losses regarding our available-for-sale debt securities during the nine months ended September 30, 2022. We do not intend to sell these securities and it is more likely than not that we will not be required to sell these securities before the recovery of their amortized cost basis.

Note 5 – Equity

2021 Inducement Plan – On September 22, 2021, the Company adopted an inducement plan (the “2021 Inducement Plan”), pursuant to which the Company reserved 410,000 shares of its common stock (subject to customary adjustments in the event of a change in capital structure of the Company) to be used exclusively for grants of awards to individuals who were not previously employees or directors of the Company, other than following a bona fide period of non-employment, as an inducement material to the individual's entry into employment with the Company within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules (“Nasdaq Rules”). In March 2022, the Company amended and restated its 2021 Inducement Plan to reserve an additional 500,000 shares of its common stock, and in September 2022, the Company further amended and restated the 2021 Inducement Plan to reserve an additional 1,500,000 shares of its common stock (as amended and restated, the "A&R 2021 Inducement Plan"). The 2021 Inducement Plan and its amendments were approved by the Company's board of directors (the “Board”) without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Rules, and the terms and conditions of the A&R 2021 Inducement Plan and awards to be granted thereunder are substantially similar to the Company's stockholder-approved Amended and Restated 2014 Equity Incentive Plan. As of September 30, 2022, 756,485 shares were issued under the A&R 2021 Inducement Plan.

Stock Repurchase Programs – We had no stock repurchase activity during the three and nine months ended September 30, 2022. In addition to 10.7 million shares repurchased under our previous repurchase programs, we have in treasury 1.7 million shares as of September 30, 2022 that were previously surrendered by employees to satisfy tax withholding due in connection with the vesting of certain restricted stock units. As of September 30, 2022 and December 31, 2021, we had a total of 12.4 million shares and 12.0 million shares, respectively, held in treasury.

For accounting purposes, common stock repurchased under our stock repurchase programs is recorded based upon the settlement date of the applicable trade. Such repurchased shares are held in treasury and are presented using the cost method.

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Stock-Based Compensation Expense – Our stock-based compensation expense is summarized as follows by award types (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Restricted stock units*	$4,687	$4,666	$14,625	$23,031
Common stock options	313	82	864	402
Employee stock purchase plan	144	486	445	1,448
Total stock-based compensation expense	$5,144	$5,234	$15,934	$24,881
_________

*    Amounts include market-based and performance-based restricted stock units.

The following table summarizes stock-based compensation expense by operating function for the periods presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Marketing and advertising	$570	$2,297	$1,311	$6,922
Customer care and enrollment	610	740	1,576	1,901
Technology and content	1,341	2,380	5,012	7,483
General and administrative *	2,623	(183)	8,035	8,575
Total stock-based compensation expense	$5,144	$5,234	$15,934	$24,881
Amount capitalized for internal-use software	487	772	1,493	1,875
Total stock-based compensation	$5,631	$6,006	$17,427	$26,756
_________

*    Stock-based compensation expense for the three and nine months ended September 30, 2021 was impacted by a $4.1 million credit related to forfeited equity awards due to our chief executive officer's separation.

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

Covenants and Liquidity Requirements – As long as H.I.G. continues to own at least 30% of the Series A preferred stock originally issued to it in the private placement, the consent of H.I.G. will be required for the Company to incur certain indebtedness and to take certain other corporate actions as set forth in the Company's investment agreement with H.I.G. entered into on February 17, 2021 (the “Investment Agreement”). In addition, the Company is required to maintain an asset coverage ratio (as defined in the Investment Agreement) of at least 2x, which increases to 2.5x 30 months after the date of the Investment Agreement. Additionally, the Investment Agreement

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
requires the Company to maintain a minimum liquidity amount (as defined in the Investment Agreement) for certain periods that ranges from $65.0 million to $125.0 million. If the Company fails to maintain the minimum asset coverage ratio or minimum liquidity amount as of a certain date or for a certain time period required by the Investment Agreement and H.I.G continues to own at least 30% of the Series A preferred stock originally issued to it in the private placement, H.I.G will have the right to nominate an additional director to the Board, and the consent of H.I.G. will be required to approve the Company's annual budget, hire or terminate certain key executives, and incur certain indebtedness as outlined in the Investment Agreement. H.I.G. will no longer have these additional board nomination and consent rights if the Company is able to satisfy the minimum liquidity amount requirements in the Investment Agreement for any subsequent 12 consecutive months. As of September 30, 2022, we were in compliance with the asset coverage ratio and minimum liquidity amounts as required in the Investment Agreement.

Our Series A preferred stock is considered temporary equity in our condensed consolidated financial statements. We have determined there are no material embedded features that require recognition as a derivative asset or liability. We recognized the Series A preferred stock at its stated amount less issuance costs of $11.0 million, or $214.0 million.

As of September 30, 2022, the estimated Series A preferred stock redemption value equals 135% of the Accrued Value per share as of the redemption date, plus any accrued and unpaid dividends, which is significantly in excess of the fair value of the common stock into which the Series A preferred stock is convertible as of September 30, 2022. We have elected to apply the accretion method to adjust the carrying value of the Series A preferred stock to its redemption value at the earliest date of redemption, April 30, 2027. Amounts recognized to accrete the Series A preferred stock to its estimated redemption value are treated as a deemed dividend and are recorded as a reduction to retained earnings. The estimated redemption value will vary in subsequent periods due to the redemption put right described above and we have elected to recognize such changes prospectively. No shares of Series A preferred stock have been converted and the Series A preferred stock was convertible into approximately 3.2 million shares of common stock as of September 30, 2022.

The following table summarizes the proceeds and changes to our Series A preferred stock (in thousands):

Gross proceeds	$225,000
Less: issuance costs	(10,975)
Net proceeds	$214,025

Balance as of Closing Date	$214,025
Accrued paid-in-kind dividends	12,206
Change in preferred stock redemption value	6,361
Balance as of December 31, 2021	$232,592
Accrued paid-in-kind dividends	14,420
Change in preferred stock redemption value	8,173
Balance as of September 30, 2022	$255,185

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

The following table sets forth the computation of basic and diluted net loss attributable to common stockholders per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net loss attributable to common stockholders	$(46,998)	$(59,948)	$(131,986)	$(83,636)
Denominator:
Shares used in per share calculation – basic	27,346	26,786	27,329	26,688
Dilutive effect of common stock	—	—	—	—
Shares used in diluted share calculation	27,346	26,786	27,329	26,688
Net loss attributable to common stockholders per share – basic and diluted	$(1.72)	$(2.24)	$(4.83)	$(3.13)

For each of the three and nine months ended September 30, 2022 and 2021, we had securities outstanding that could potentially dilute per share amounts, but the shares from the assumed conversion or exercise of these securities were excluded in the computation of diluted net loss per share as their effect would have been anti-dilutive. The number of outstanding anti-dilutive shares that were excluded from the computation of diluted net loss per share consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Convertible preferred stock	3,130	2,866	3,083	1,595
Restricted stock units*	1,999	1,134	1,299	1,055
Common stock options	239	278	282	330
Employee stock purchase program	—	7	—	12
Total	5,368	4,285	4,664	2,992
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

Our future minimum payments under non-cancellable contractual service and licensing obligations as of September 30, 2022 (in thousands):

For the Years Ending December 31,
2022 (remainder)	$2,895
2023	7,782
2024	2,519
2025	229
2026	—
Thereafter	—
Total	$13,425

Operating Leases

Refer to Note 10 – Leases for commitments related to our operating leases.

Contingencies

From time to time, we receive inquiries from governmental bodies and also may be subject to various legal proceedings and claims arising in the ordinary course of business. We assess contingencies to determine the degree of probability and range of possible loss for potential accrual in our condensed consolidated financial statements. An estimated loss contingency is accrued in the condensed consolidated financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. There was no material litigation-related accrual during the three and nine months ended September 30, 2022. Legal proceedings or other contingencies could result in material costs, even if we ultimately prevail.

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

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The results of our operating segments are summarized for the periods presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue:
Medicare	$45,137	$46,381	$181,266	$240,633
Individual, Family and Small Business	8,239	17,533	27,769	54,052
Total revenue	$53,376	$63,914	$209,035	$294,685
Segment profit (loss)
Medicare	$(22,962)	$(52,882)	$(63,050)	$(46,141)
Individual, Family and Small Business	2,688	12,499	12,285	38,476
Segment loss	(20,274)	(40,383)	(50,765)	(7,665)
Corporate	(12,795)	(14,827)	(40,382)	(43,206)
Stock-based compensation expense	(5,144)	(5,234)	(15,934)	(24,881)
Depreciation and amortization	(5,558)	(4,899)	(15,685)	(12,840)
Amortization of intangible assets	—	(121)	—	(416)
Impairment, restructuring and other charges	(4,498)	(573)	(10,690)	(3,004)
Other income (expense), net	(647)	189	(2,835)	511
Loss before income taxes	$(48,916)	$(65,848)	$(136,291)	$(91,501)

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

Geographic Information

Our long-lived assets primarily consist of property and equipment and internally-developed software. Our long-lived assets are attributed to the geographic location in which they are located. Long-lived assets by geographical area are summarized as follows (in thousands):

	September 30, 2022	December 31, 2021
United States	$42,051	$45,134
China	399	595
Total	$42,450	$45,729

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Significant Customers

Substantially all revenue for the three and nine months ended September 30, 2022 and 2021 was generated from customers located in the United States. Carriers representing 10% or more of our total revenue are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
UnitedHealthCare (1)	27%	21%	22%	21%
Humana	17%	20%	18%	18%
Centene (1)	10%	11%	13%	12%
Aetna (1)	12%	15%	12%	20%
__________

(1)Percentages include the carriers' subsidiaries.

Note 10 – Leases

Our lease portfolio primarily consists of operating leases for office space and our leases have remaining lease terms of 1 to 7 years. Certain of these leases have free or escalating rent payment provisions. We recognize lease expense on a straight-line basis over the terms of the leases, although actual cash payment obligations under certain of these agreements fluctuate over the terms of the agreements. Most leases include options to renew, and the exercise of these options is at our discretion.

In August 2022, we executed and commenced the sublease of our office space located in Santa Clara, California, which will run through the remaining term of the primary lease, March 31, 2029. This sublease is expected to generate approximately $13.5 million in sublease income over the sublease term. Sublease income is recorded on a straight-line basis as a reduction of lease expense in our Condensed Consolidated Statements of Comprehensive Loss.

We test right-of-use assets when impairment indicators are present in accordance with the asset impairment provisions of Accounting Standards Codification 360, Property, Plant and Equipment. The sublease of our Santa Clara, California office space triggered impairment testing for the underlying right-of-use asset as the expected sublease income is less than the remaining head lease obligation. We utilized an income approach to value the asset group by performing a discounted cash flow analysis and determined that the net carrying value exceeded the estimated discounted future cash flows. As a result, we recorded a $3.4 million impairment charge related to operating lease right-of-use assets and property, plant and equipment, which was reflected in the "Impairment, restructuring and other charges" line in our Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2022. See Note 11 – Impairment, Restructuring and Other Charges for further discussion about our asset impairment charges.

Total operating lease expenses were $1.9 million for the three months ended September 30, 2022 and 2021 and $5.7 million for the nine months ended September 30, 2022 and 2021. Sublease income was immaterial for the three and nine months ended September 30, 2022 and 2021.

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Supplemental information related to leases are as follows (dollars in thousands):

	September 30, 2022	December 31, 2021
Weighted-average remaining lease term of operating leases	5.7 years	6.3 years
Weighted-average discount rate used to recognize operating lease right-of-use-assets	5.4%	5.4%
	Nine Months Ended September 30,
	2022	2021
Cash paid for amounts included in the measurement of operating lease liabilities	$5,878	$5,722

As of September 30, 2022, maturities of operating lease liabilities are as follows (in thousands):

Year ending December 31,
2022 (remainder)	$1,819
2023	8,029
2024	7,828
2025	8,005
2026	6,734
Thereafter	12,827
Total lease payments (1)	$45,242
Less imputed interest	(8,020)
Total	$37,222
____________

(1)Noncancellable sublease income for the remainder of 2022 and the years ending December 31, 2023, 2024, 2025, 2026 and thereafter of $0.6 million, $1.6 million, $2.1 million, $2.2 million, $2.2 million, and $5.1 million, respectively, are not included in the table above.

As of September 30, 2022, we had an additional operating lease for office space which had not yet commenced with total future lease payments of $4.6 million.

Note 11 — Impairment, Restructuring and Other Charges

The following table details impairment, restructuring and other charges for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Restructuring and reorganization charges	$764	$573	$6,956	$3,004
Asset impairment charges	3,734	—	3,734	—
Impairment, restructuring and other charges	$4,498	$573	$10,690	$3,004

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Our restructuring and reorganization costs and liabilities consist primarily of severance, transition and other related costs. The following table summarizes the cash-based restructuring and reorganization related liabilities (in thousands):

Nine Months Ended September 30, 2022
Beginning balance	$146
Restructuring and reorganization charges	6,956
Payments	(6,588)
Ending balance	$514

During the three and nine months ended September 30, 2022, we incurred pre-tax restructuring charges of $0.8 million and $7.0 million, respectively, primarily related to employee termination benefits.

In the first half of 2022, we eliminated 339 full-time positions, which represented approximately 14% of our workforce, primarily within our customer care and enrollment group, and to a lesser extent, in our marketing and advertising, technology and content, and general and administrative groups, and, as a result, recorded pre-tax restructuring charges of $6.2 million in the "Impairment, restructuring and other charges" line in our Condensed Consolidated Statements of Comprehensive Loss. In the three months ended September 30, 2022, we incurred pre-tax restructuring charges of $0.8 million for additional eliminated positions. Substantially all of the restructuring charges will be settled in cash and no equity awards were modified. As of September 30, 2022, the restructuring accrual of $0.5 million is recorded in other current liabilities on our Condensed Consolidated Balance Sheets.

In September 2021, we announced the transition of our chief executive officer. Mr. Scott Flanders resigned as a member of our Board and chief executive officer, effective October 31, 2021. We recognized $2.4 million in severance costs related to his separation for the year ended December 31, 2021. Stock-based compensation expense for the year ended December 31, 2021 was impacted by a $4.1 million credit related to forfeited equity awards due to Mr. Flanders' separation, which was included in the "General and administrative" line in our Condensed Consolidated Statements of Comprehensive Loss.

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

For the three and nine months ended September 30, 2022, we recognized a non-cash, pre-tax asset impairment charge of $3.4 million related to the sublease of our office space in Santa Clara, California in the "Impairment, restructuring and other charges" line in our Condensed Consolidated Statements of Comprehensive Loss. This charge was comprised of $2.5 million of operating lease right-of-use assets impairment and $0.9 million of property, plant and equipment impairment. We also incurred $0.3 million of impairment charges related to abandoned in-process internally developed software during the quarter, which was also recognized in the "Impairment, restructuring and other charges" line in our Condensed Consolidated Statements of Comprehensive Loss.

Note 12 – Debt

We entered into a term loan credit agreement with Blue Torch Finance LLC, as administrative agent and collateral agent, and other lenders party thereto on February 28, 2022 (the "Original Credit Agreement"). On August 16, 2022, we entered into an Amendment (the "Amendment") to the Original Credit Agreement (as amended by the Amendment, the "Credit Agreement"). The Amendment replaced the LIBOR-based Adjusted Euro currency Rate (as

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
defined in the Original Credit Agreement) with Adjusted Term SOFR (as defined in the Amendment) as a reference rate for loans under the Credit Agreement.

The Credit Agreement provides for a $70.0 million secured term loan credit facility. We terminated our credit agreement with Royal Bank of Canada ("RBC"), pursuant to which we had an up to $75 million revolving credit facility, in connection with entering into the Credit Agreement. As of December 31, 2021, there were $0.4 million of unamortized issuance costs related to the RBC credit agreement recorded in other assets in our Condensed Consolidated Balance Sheet. As a result of the termination of our credit agreement with RBC, we wrote-off our remaining related debt issuance cost of $0.4 million in the first quarter of 2022. We had no outstanding borrowings under our agreement with RBC at the time of termination.

The proceeds of the loans under the Credit Agreement may be used for working capital and general corporate purposes, to refinance our credit agreement with RBC and to pay fees and expenses in connection with the entry into the Credit Agreement. The Original Credit Agreement bore interest, at our option, at either a rate based on the LIBOR for the applicable interest period or a base rate, in each case plus a margin. The base rate was the highest of the prime rate, the federal funds rates plus 0.50% and one month adjusted LIBOR plus 1.0%. The margin was 7.50% for LIBOR loans and 6.50% for base rate loans. After the Amendment, the loans under the Credit Agreement bear interest, at our option, at either a rate based on the Adjusted Term SOFR or a base rate, in each case plus a margin. The base rate is the highest of the prime rate, the federal funds rate plus 0.50% and three-month Adjusted Term SOFR plus 1.00%. The margin is 7.50% for Adjusted Term SOFR loans and 6.50% for base rate loans. As of September 30, 2022, the interest rate was 10.66%.

Furthermore, as part of the agreement, we will incur a $0.3 million fee per annum, payable annually. The outstanding obligations under the Credit Agreement are payable in full on the maturity date. The Credit Agreement matures in February 2025. We have the right to prepay the loans under the Credit Agreement in whole or in part at any time, subject, in the case of certain mandatory prepayments or any voluntary prepayment of the loans under the Credit Agreement after February 28, 2023, to an exit fee. Our obligations under the Credit Agreement are guaranteed by certain of our material domestic subsidiaries and substantially all of our assets and the assets of such guarantors, in each case, subject to customary exclusion. We are obligated to pay administration fees under the Credit Agreement.

Financial covenants in the Credit Agreement require that we maintain Liquidity (as defined in the Credit Agreement) at or above $25.0 million as of the last calendar day of any month. The Credit Agreement also requires that the outstanding amount as of the last calendar day of any month be less than 50% of our total contract assets - commissions receivables (i.e., both current and non-current commissions receivables). As of September 30, 2022, we were in compliance with our loan covenants.

In the first quarter of 2022, we obtained a $70.0 million secured term loan under our Credit Agreement. We incurred closing costs totaling $5.1 million, which were recorded as a direct deduction from the face of the loan on our Condensed Consolidated Balance Sheet. There was $4.3 million of unamortized issuance costs as of September 30, 2022. The carrying value of the loan was $65.7 million as of September 30, 2022.

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 13 – Income Taxes

The following table summarizes our benefit from income taxes and our effective tax rates for the periods presented below (in thousands, except effective tax rate):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Loss before income taxes	$(48,916)	$(65,848)	$(136,291)	$(91,501)
Benefit from income taxes	(9,767)	(12,834)	(26,898)	(19,278)
Effective tax rate	20.0%	19.5%	19.7%	21.1%

For the three and nine months ended September 30, 2022, we recognized a benefit from income taxes of $9.8 million and $26.9 million, respectively, representing an effective tax rate of 20.0% and 19.7%, respectively, which was lower than the statutory federal tax rate primarily due to stock-based compensation adjustments and non-deductible lobbying expenses, partially offset by research and development credits and state taxes. For the three and nine months ended September 30, 2021, we recognized a benefit from income taxes of $12.8 million and $19.3 million, respectively, representing an effective tax rate of 19.5% and 21.1%, respectively, which was lower than the statutory federal tax rate primarily due to stock-based compensation adjustments, non-deductible lobbying expenses and state taxes, partially offset by research and development credits.

Assessing the realizability of our deferred tax assets is dependent upon several factors, including the likelihood and amount, if any, of future taxable income in relevant jurisdictions during the periods in which those temporary differences become deductible. We forecast taxable income by considering all available positive and negative evidence, including our history of operating income and losses and our financial plans and estimates that we use to manage the business. These assumptions require significant judgment about future taxable income. As a result, the amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change. We continue to recognize our deferred tax assets as of September 30, 2022, as we believe it is more likely than not that the net deferred tax assets will be realized, with the exception of certain net operating losses and credits that are expected to expire unutilized which have a valuation allowance.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The words “expect,” “anticipate,” “believe,” “estimate,” “target,” “goal,” “project,” “hope,” “intend,” “plan,” “seek,” “continue,” “may,” “could,” “should,” “might,” “forecast,” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements include, among other things, statements regarding our expectations relating to approved members, new paying members and estimated membership; our estimates regarding the constrained lifetime value of commissions; our expectations relating to revenue, operating costs, cash flows and profitability; our expectations regarding our strategy and investments, including investments in our ecommerce and call center capabilities, technology, agent training and quality assurance efforts; our expectations regarding our Medicare business, including market opportunity, consumer demand and our competitive advantage; our expectations regarding our individual and family business, including anticipated trends and our ability to enroll individuals and families into qualified health plans; our expectations regarding our strategic plans, including our growth strategy, cost savings and enrollment quality initiatives; the impact of future and existing laws and regulations on our business; the expected impact of the COVID-19 pandemic and continued remote operations on our business; the expected impact of inflation and general economic conditions on our business; our expectations regarding commission rates, payment rates, conversion rates, plan termination rates and duration, membership retention rates and membership acquisition costs; our expectations regarding health insurance agents licensing and productivity; our expectations regarding beneficiary complaints, customer experience and enrollment quality; our expectations relating to the seasonality of our business; expected competition from government-run health insurance exchanges and other sources; our expectations relating to marketing and advertising expense and expected contributions from our marketing and strategic partnership channels; the timing of our receipt of commission and other payments; our critical accounting policies and related estimates; liquidity and capital needs; political, legislative, regulatory and legal challenges; the merits or potential impact of any lawsuits filed against us; as well as other statements regarding our future operations, financial condition, prospects and business strategies.

We have based these forward-looking statements on our current expectations about future events. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Our actual results may differ materially from those suggested by these forward-looking statements for various reasons, including our ability to retain existing members and enroll new members during the annual health care open enrollment period, the Medicare annual enrollment period and other special enrollment periods; changes in laws, regulations and guidelines, including in connection with health care reform or with respect to the marketing and sale of Medicare plans; competition, including competition from government-run health insurance exchanges and other sources; the seasonality of our business and the fluctuation of our operating results; our ability to accurately estimate membership, lifetime value of commissions and commissions receivable; changes in product offerings among carriers on our ecommerce platform and the resulting impact on our commission revenue; our ability to execute on our growth strategy in the Medicare market; the impact of the COVID-19 pandemic and other public health crises, illness, epidemics or pandemics on our operations, business, financial condition and growth prospects, as well as on the general economy; changes in our management and key employees; exposure to security risks and our ability to safeguard the security and privacy of confidential data; our relationships with health insurance carriers; the success of our carrier advertising and sponsorship program; customer concentration and consolidation of the health insurance industry; our success in marketing and selling health insurance plans and our unit cost of acquisition; our ability to hire, train, retain and ensure the productivity of licensed health insurance agents and other employees; our ability to effectively manage our operations as our business evolves and execute on our transformational plan and other strategic initiatives; the need for health insurance carrier and regulatory approvals in connection with the marketing of Medicare-related insurance products; changes in the market for private health insurance; consumer satisfaction of our service and actions we take to improve the quality of enrollments; changes in member conversion rates; changes in commission rates; our ability to sell qualified health insurance plans to subsidy-eligible individuals and to enroll subsidy-eligible individuals through government-run health insurance exchanges; our ability to maintain and enhance our brand identity; our ability to derive desired benefits from investments in our business, including membership growth and retention initiatives; reliance on marketing partners; the impact of our direct-to-consumer mail, email, social media, telephone and television marketing efforts; timing of receipt and accuracy of commission reports; payment practices of health insurance carriers; dependence on our operations in China; the restrictions in our debt obligations; the restrictions in our investment agreement with H.I.G.; our ability to raise additional capital; compliance with insurance, privacy and other laws and regulations; the outcome of litigation in which we are and may from time to time become involved; the performance, reliability and availability of our information technology systems, ecommerce platform and underlying network infrastructure; and those identified under the heading “Risk Factors” in Part II, Item 1A. of this report and those discussed in our other Securities and Exchange Commission filings. Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in this report are made only as of the date hereof. Except as required by applicable law, we do not undertake, and specifically decline, any obligation to update any of these statements or to publicly announce the results of any revisions to any forward-looking statements, whether as a result of new information, future events, changes in assumptions or otherwise. The following discussion should be read in conjunction with our Annual Report on Form 10-K as filed with the Securities and Exchange Commission in March 2022, and the audited consolidated financial statements and related notes contained therein.

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

Updates on Business Initiatives

During 2021, we made a number of changes to our telesales and online capabilities with a focus on driving performance and improving enrollment quality in preparation for the annual enrollment period ("AEP") in the fourth quarter. We continue to build on these initiatives in 2022. The introduction of enrollment quality assurance in the third quarter of 2021, in particular, resulted in an initial decline in conversion rates and longer talk times through the second quarter 2022. However, we are seeing improvement in enrollment quality metrics including Complaint Tracking Module scores and retention characteristics for the new enrollments that we added during the 2022 AEP, relative to comparable enrollment cohorts from the 2021 and 2020 AEPs. This suggests that the enrollments are of higher quality, resulting in higher customer satisfaction, increased plan longevity and potentially higher lifetime values.

Enrollment quality has been our focus since the launch of our retention program in 2020, which helps ensure that we present Medicare beneficiaries with choices that best align with their eligibility status, lifestyle, health conditions and economic means with the goal of minimal disruption in existing provider relationships. We have been seeking additional ways to improve our customer experience, enhance accuracy of plan recommendations and reduce disenrollment. In addition, over the past twelve months, we introduced a number of significant enhancements to our sales and marketing processes. This includes increased agent specialization by product and geography, improvement of agent training to further enhance their sales skills, and continued improvements in our omnichannel enrollment platform. For example, we launched an online chat tool powered by licensed agents and a co-browsing feature that allows agents and customers to share screens for more effective navigation of the enrollment experience. These initiatives enhance our technology differentiation and allow beneficiaries to progress through shopping and enrollment more easily. As a result, we saw a significant year-over-year increase in conversion rates in the third quarter of 2022 on our Medicare calls and increased productivity from our tenured and newly hired agents. We expect to continue to build on the positive momentum in our conversion rates as we move through the 2023 AEP season.

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

We are also making changes to variable cost management. These initiatives are intended to improve our operations through re-engineering, reorganizing, and better deployment of marketing expenses. For example, we have de-emphasized underperforming demand generation channels in favor of channels that bring higher quality leads. Through this transformational plan, we expect to achieve ongoing significant cost savings while preserving our competitive edge and focusing on initiatives with highest in-period returns on investment. In 2022, we expect to achieve over $90 million in annualized cost savings compared to 2021. The variable cost reduction is expected to lead to a temporary decline in our Medicare enrollments and revenue in 2022 before a return to enrollment growth in 2023 on a significantly improved operational and cost foundation.

Changes in Senior Management

In January 2022, we announced the termination of employment of chief revenue officer, Timothy C. Hannan, effective January 31, 2022, and the appointment of Robert S. Hurley as interim chief revenue officer effective February 1, 2022. Mr. Hurley served as an interim chief revenue officer until Michelle Barbeau was appointed as chief marketing officer effective September 6, 2022. Mr. Hurley continues to serve as an executive advisor to senior management.

In February 2022, we announced the appointment of Roman Rariy as our chief operating officer and chief transformation officer, effective March 1, 2022.

In May 2022, we announced the appointment of John Dolan as our chief accounting officer and principal accounting officer of the Company, effective May 31, 2022.

COVID-19 Impact Updates

We experienced a number of changes in our business related to the impacts from the COVID-19 pandemic from 2020 onwards. During the first quarter of 2020, we closed our offices in the United States and China and shifted our employees to a work-from-home model in response to the virus outbreak. Our office in China has reopened since the second quarter of 2020 given the improvements in the situation in the region where our office is located. As a result of the pandemic, we have had to adjust our business operations, including onboarding and training new health insurance agents remotely. Since the pandemic, we have offered several programs to provide additional support to our employees and contractors, including our comfort equipment reimbursement program and internet and mobile phone reimbursement programs, to assist all employees with purchasing equipment to better enable remote work; access to digital health and mental wellness services for employees; and rigorous remote training programs.

Remote Work

We currently operate with a combination of remote and in-office work in the United States. All of our offices are open for employees who would prefer to work from one of our offices. Except for those whose job responsibilities require in-office work, none of our employees are required to return to the office full time. Most of our employees work remotely at this time, and we are taking steps to become a virtual-first workplace. For example, in August 2022, we signed a sublease agreement for our office space located in Santa Clara, California, and we may consider entering into additional sublease arrangements in the future. As we continue to assess challenges associated with enabling remote work, including the reconfiguration of work space and our facility footprint and fostering a cohesive workplace culture, we believe flexible workforce positions will make us a more attractive employer, increase productivity and enable us to recruit from a more diverse pool of applicants.

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

Approved Members

Approved members represent the number of individuals on submitted applications that were approved by the relevant insurance carrier for the identified product during the period presented. The applications may be submitted in either the current period or prior periods. Not all approved members ultimately become paying members.

The following table shows approved members by product for the periods presented:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2022	2021		2022	2021
Medicare
Medicare Advantage	37,777	36,836	3%	171,714	222,289	(23)%
Medicare Supplement	2,581	4,258	(39)%	12,229	18,170	(33)%
Medicare Part D	4,532	5,690	(20)%	16,200	20,677	(22)%
Total Medicare	44,890	46,784	(4)%	200,143	261,136	(23)%
Individual and Family	4,859	8,232	(41)%	19,261	29,019	(34)%
Ancillary	17,019	23,084	(26)%	54,255	73,643	(26)%
Small Business	2,436	2,320	5%	6,775	7,856	(14)%
Total Approved Members	69,204	80,420	(14)%	280,434	371,654	(25)%

Three Months Ended September 30, 2022 and 2021 – Total Medicare approved members decreased 4% in the three months ended September 30, 2022 compared to the same period in 2021. The decrease was attributable to a 39% and 20% decline in Medicare Supplement and Medicare Part D approved members, respectively, partially offset by an increase of 3% in Medicare Advantage approved members. The decrease in Medicare Supplement and Medicare Part D plan approved members was driven primarily by a shift in consumer demand which now favors Medicare Advantage as well as our targeted deployment of marketing and advertising costs toward Medicare Advantage. The increase in Medicare Advantage approved members was due to an increase in telephonic conversion rates and growth in online unassisted applications.

Individual and family plan approved members decreased 41% in the three months ended September 30, 2022 compared to the same period in 2021 due to an extension of the enrollment period in 2021 that did not occur in 2022.

Ancillary product approved members declined 26% in the three months ended September 30, 2022 compared to the same period in 2021 primarily due to declines in approved members across all ancillary insurance products that are typically cross sold with new individual and family plan enrollments. Small business group health insurance approved members increased 5% in the three months ended September 30, 2022 compared to the same period in 2021.

Nine Months Ended September 30, 2022 and 2021 – Total Medicare approved members decreased 23% in the nine months ended September 30, 2022 compared to the same period in 2021. This decrease was attributable to a decrease in approved members across all Medicare products that we market including Medicare Advantage, Medicare Supplement, and Medicare Part D prescription drug plans, driven primarily by a decrease in member acquisition spend including marketing and customer care and enrollment, as well as a decline in conversion rates in the first half of 2022 compared to the same period 2021.

Individual and family plan approved members declined 34% in the nine months ended September 30, 2022 compared to the same period in 2021 primarily due to an extension of the enrollment period in 2021 that did not occur in 2022.

Ancillary product approved members declined 26% in the nine months ended September 30, 2022 compared to the same period in 2021 primarily due to declines in approved members across all ancillary insurance products. Small business group health insurance approved members declined 14% in the nine months ended September 30, 2022 compared to the same period in 2021.

New Paying Members

New Paying Members consist of approved members from the period presented and any periods prior to the period presented from whom we have received an initial commission payment during the period presented. The following table shows our new paying members by product for the periods presented below:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2022	2021		2022	2021
Medicare
Medicare Advantage	35,934	38,193	(6)%	203,053	256,900	(21)%
Medicare Supplement	1,972	3,832	(49)%	11,796	19,145	(38)%
Medicare Part D	4,146	5,601	(26)%	35,979	41,620	(14)%
Total Medicare	42,052	47,626	(12)%	250,828	317,665	(21)%
Individual and Family	5,034	8,143	(38)%	26,214	34,961	(25)%
Ancillary	17,751	24,662	(28)%	58,669	79,356	(26)%
Small Business	1,916	2,230	(14)%	6,921	8,746	(21)%
Total New Paying Members	66,753	82,661	(19)%	342,632	440,728	(22)%

Three Months Ended September 30, 2022 and 2021 – Total new paying members declined 19% in the three months ended September 30, 2022 compared to the same period in 2021 primarily due to a decline in Medicare Supplement and Medicare Part D plan approved members, as well the timing of the receipt of payments with respect to Medicare Advantage plan approved members.

Nine Months Ended September 30, 2022 and 2021 – Total new paying members declined 22% in the nine months ended September 30, 2022 compared to the same period in 2021, primarily due to an overall decline in approved members for all products.

Estimated Constrained Lifetime Value of Commissions Per Approved Member

The following table shows our estimated constrained LTV of commissions per approved member by product for the periods presented below:

	Three Months Ended September 30,		% Change
	2022	2021
Medicare
Medicare Advantage (1)	$953	$975	(2)%
Medicare Supplement (1)	956	955	—%
Medicare Part D (1)	219	227	(4)%
Individual and Family
Non-Qualified Health Plans (1)	306	254	20%
Qualified Health Plans (1)	289	296	(2)%
Ancillary
Short-term (1)	149	157	(5)%
Dental (1)	100	98	2%
Vision (1)	61	60	2%
Small Business (2)	217	186	17%
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

Medicare

The constrained LTV of commissions per approved member declined by 2% and 4% for Medicare Advantage and Medicare Part D prescription drug plans, respectively, during the three months ended September 30, 2022 compared to the same period in 2021. The decrease in Medicare Advantage LTVs was primarily driven by less stable churn observations and a decrease in estimated average plan duration.

Individual and Family, Ancillary and Small Business

The constrained LTV of commissions per non-qualified health plan approved member increased 20% and qualified health plan approved member decreased 2% during the three months ended September 30, 2022 compared to the same period in 2021. The increase for non-qualified health plans was primarily due to more stable churn observations and an increase in estimated average plan duration. The decrease for qualified health plans was due to pressures on churn performance.

The constrained LTV of commissions per approved member for dental, vision, and small business insurance plans increased by 2%, 2% and 17%, respectively, during the three months ended September 30, 2022 compared with the same period in 2021. The increase for small business was due to higher commissions per group. The constrained LTV of commissions per approved member for short-term health insurance decreased 5% during the three months ended September 30, 2022 compared with the same period in 2021 primarily due to lower expected commissions.

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

The constraints for all Medicare products remained the same during the three months ended September 30, 2022, as compared to the same period in the prior year. The constraints for non-qualified health plans decreased during the three months ended September 30, 2022, as compared to the same period in the prior year, due to stabilization of market conditions and historical increases in LTV values. The constraints for ancillary and small business insurance plans remained the same during the three months ended September 30, 2022, as compared to the same period in the prior year.

Estimated Membership

Estimated membership represents the estimated number of members active as of the date indicated based on the estimation methodology below. The following table shows estimated membership by product for the periods presented below:

	As of September 30,		% Change
	2022	2021
Medicare (1)
Medicare Advantage	582,203	559,235	4%
Medicare Supplement	97,829	99,622	(2)%
Medicare Part D	224,542	216,582	4%
Total Medicare	904,574	875,439	3%

Individual and Family (1)	103,262	108,126	(4)%
Ancillary (1)	215,616	241,366	(11)%
Small Business (2)	49,543	45,697	8%
Total Estimated Membership	1,272,995	1,270,628	—%
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

Medicare-related plan estimated membership as of September 30, 2022 increased 3% compared to estimated membership as of September 30, 2021 due to a 4% growth in both Medicare Advantage and Medicare Part D plan estimated memberships and a 2% decline in Medicare Supplement plan estimated membership. The overall growth in Medicare estimated membership was due to new paying members we added over the last twelve months, net of churn.

Individual and family plan estimated membership as of September 30, 2022 declined 4% compared to estimated membership as of September 30, 2021 due to a decrease in applications. Ancillary plan estimated membership as of September 30, 2022 declined 11% compared to estimated membership as of September 30, 2021 primarily as a result of the decline across all ancillary plans estimated membership.

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

	Three Months Ended September 30,		% Change
	2022	2021
Medicare
Estimated CC&E cost per MA-equivalent approved member (1)	$659	$1,099	(40)%
Estimated variable marketing cost per MA-equivalent approved member (1)	554	775	(29)%
Total Medicare estimated cost per approved member	$1,213	$1,874	(35)%
Individual and Family Plan
Estimated CC&E cost per IFP-equivalent approved member (2)	$173	$119	45%
Estimated variable marketing cost per IFP-equivalent approved member (2)	91	65	40%
Total IFP estimated cost per approved member	$264	$184	43%
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

Estimated CC&E cost per MA-equivalent approved member decreased 40% in the three months ended September 30, 2022 compared to the same period in 2021 due to better channel mix and higher telephonic conversion rates. Estimated variable marketing cost per MA-equivalent approved member decreased 29% compared to the same period in 2021 primarily as a result of the improvements to our sales and marketing operations.

Estimated CC&E cost per IFP-equivalent approved member increased 45% in the three months ended September 30, 2022 compared to the same period in 2021 primarily due to an increase in the number of agents as we invest in individual coverage health reimbursement arrangement and state exchange opportunities. Estimated variable marketing cost per IFP-equivalent approved member increased 40% in the three months ended September 30, 2022 compared to the same period in 2021 primarily due to the decline in approved members compared to the same period in 2021.

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

Results of Operations

Our operating results and related percentage of total revenue are summarized below for the periods presented (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
Revenue
Commission	$48,977	92%	$59,191	93%	$190,662	91%	$276,066	94%
Other	4,399	8%	4,723	7%	18,373	9%	18,619	6%
Total revenue	53,376	100%	63,914	100%	209,035	100%	294,685	100%
Operating costs and expenses (1)
Cost of revenue	494	1%	(25)	—%	790	—%	1,217	—%
Marketing and advertising	30,556	57%	43,317	68%	118,973	57%	138,772	47%
Customer care and enrollment	29,398	55%	48,956	77%	100,711	48%	121,480	41%
Technology and content	19,399	36%	20,369	31%	56,842	27%	63,996	22%
General and administrative	17,300	32%	16,640	26%	54,485	26%	57,812	20%
Amortization of intangible assets	—	—%	121	—%	—	—%	416	—%
Impairment, restructuring and other charges	4,498	8%	573	1%	10,690	5%	3,004	1%
Total operating costs and expenses	101,645	190%	129,951	203%	342,491	164%	386,697	131%
Loss from operations	(48,269)	(90)%	(66,037)	(103)%	(133,456)	(64)%	(92,012)	(31)%
Other income (expense), net	(647)	(1)%	189	—%	(2,835)	(1)%	511	—%
Loss before income taxes	(48,916)	(92)%	(65,848)	(103)%	(136,291)	(65)%	(91,501)	(31)%
Benefit from income taxes	(9,767)	(18)%	(12,834)	(20)%	(26,898)	(13)%	(19,278)	(7)%
Net loss	$(39,149)	(73)%	$(53,014)	(83)%	$(109,393)	(52)%	$(72,223)	(24)%
____________

(1)Operating costs and expenses include the following amounts of stock-based compensation expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Marketing and advertising	$570	$2,297	$1,311	$6,922
Customer care and enrollment	610	740	1,576	1,901
Technology and content	1,341	2,380	5,012	7,483
General and administrative	2,623	(183)	8,035	8,575
Total stock-based compensation expense	$5,144	$5,234	$15,934	$24,881

Revenue

Our commission revenue, other revenue and total revenue are summarized as follows (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%
Commission	$48,977	$59,191	$(10,214)	(17)%	$190,662	$276,066	$(85,404)	(31)%
% of total revenue	92%	93%			91%	94%
Other	4,399	4,723	(324)	(7)%	18,373	18,619	(246)	(1)%
% of total revenue	8%	7%			9%	6%
Total revenue	$53,376	$63,914	$(10,538)	(16)%	$209,035	$294,685	$(85,650)	(29)%

Three Months Ended September 30, 2022 and 2021 – Commission revenue decreased $10.2 million, or 17% during the three months ended September 30, 2022 compared to the same period in 2021 due to a $1.2 million decrease in commission revenue from the Medicare segment and a $9.0 million decrease in commission revenue from the Individual, Family and Small Business segment.

The decrease in commission revenue from the Medicare segment was driven by a 4% decline in Medicare plan approved members. This was primarily due to a 39% and 20% decline in Medicare Supplement and Medicare Part D plan approved members, respectively, partially offset by a 3% increase in Medicare Advantage plan approved members compared to the same period in 2021. The decrease in commission revenue from the Individual, Family and Small Business segment was primarily due to $1.8 million in net adjustment revenue from prior period enrollments for the three months ended September 30, 2022 compared to $10.0 million for the same period in 2021, a 41% decrease in individual and family plan approved members and a 26% decline in ancillary product approved members, partially offset by an increase in constrained lifetime value of commissions per approved IFP member compared to the same period in 2021. See Approved Members above and Segment Information below for further discussion.

Other revenue decreased $0.3 million, or 7%, during the three months ended September 30, 2022 compared to the same period in 2021 due to a decrease in advertising revenue.

Nine Months Ended September 30, 2022 and 2021 – Commission revenue decreased $85.4 million, or 31%, during the nine months ended September 30, 2022 compared to the same period in 2021 due to a $59.5 million decrease in commission revenue from the Medicare segment and a $25.9 million decrease in Individual, Family and Small Business segment commission revenue.

The decrease in commission revenue from the Medicare segment was driven by a 23% decline in overall Medicare plan approved members, specifically a 23% decline in Medicare Advantage plan approved members compared to the same period in 2021. The decrease in commission revenue from the Individual, Family and Small Business segment was primarily due to a 34% decline in individual and family plan approved members, a 26% decline in ancillary product approved members, and $4.4 million in net adjustment revenue from prior period enrollments for the nine months ended September 30, 2022 compared to $29.1 million for the same period in 2021. See Approved Members above and Segment Information below for further discussion.

Other revenue decreased $0.2 million, or 1%, during the nine months ended September 30, 2022 compared to the same period in 2021 due to a decrease in advertising revenue.

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

Our cost of revenue is summarized as follows (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%
Cost of revenue	$494	$(25)	$519	2,076%	$790	$1,217	$(427)	(35)%
% of total revenue	1%	—%			—%	—%

Three Months Ended September 30, 2022 and 2021 – Cost of revenue increased by $0.5 million during the three months ended September 30, 2022, compared to the same period in 2021, primarily due to increased activity from our revenue sharing arrangements.

Nine Months Ended September 30, 2022 and 2021 – Cost of revenue decreased by $0.4 million during the nine months ended September 30, 2022, compared to the same period in 2021, primarily due to decreased activity from our revenue sharing arrangements.

Marketing and Advertising

Marketing and advertising expenses consist primarily of member acquisition expenses associated with our direct, marketing partner and online advertising member acquisition channels, in addition to compensation and other expenses related to marketing, business development, partner management, public relations and carrier relations personnel who support our offerings.

Our marketing and advertising expenses are summarized as follows (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%
Marketing and advertising	$30,556	$43,317	$(12,761)	(29)%	$118,973	$138,772	$(19,799)	(14)%
% of total revenue	57%	68%			57%	47%

Three Months Ended September 30, 2022 and 2021 – Marketing and advertising expenses decreased $12.8 million, or 29%, during the three months ended September 30, 2022 compared to the same period in 2021, primarily driven by decreases of $10.0 million in Medicare plan related variable advertising, $1.7 million in stock-based compensation expense, and $1.4 million in personnel and compensation costs, partially offset by an increase of $0.4 million in consulting expenses. The decrease in variable advertising expenses was due to a decrease in our advertising expense through select lead generation partners and direct TV channels as we shift to a more targeted deployment of our marketing budget to emphasize highest performing channels.

Nine Months Ended September 30, 2022 and 2021 – Marketing and advertising expenses decreased $19.8 million, or 14%, during the nine months ended September 30, 2022 compared to the same period in 2021, primarily driven by decreases of $14.6 million in Medicare plan related variable advertising, $5.6 million in stock-based compensation expense, and $1.7 million in personnel and compensation costs, partially offset by an increase of $1.7 million in consulting expenses. The decrease in variable advertising expenses was due to a decrease in our advertising expense through select lead generation partners and direct TV channels.

Customer Care and Enrollment

Customer care and enrollment expenses primarily consist of compensation, benefits and licensing costs for personnel engaged in assistance to applicants who call our customer care center and for enrollment personnel who assist applicants during the enrollment process.

Our customer care and enrollment expenses are summarized as follows (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%
Customer care and enrollment	$29,398	$48,956	$(19,558)	(40)%	$100,711	$121,480	$(20,769)	(17)%
% of total revenue	55%	77%			48%	41%

Three Months Ended September 30, 2022 and 2021 – Customer care and enrollment expenses decreased $19.6 million, or 40%, during the three months ended September 30, 2022 compared to the same period in 2021, primarily due to decreases of $17.2 million in personnel cost from decreased headcount, $1.2 million in facilities and other expenses, and $0.7 million in consulting expenses.

Nine Months Ended September 30, 2022 and 2021 – Customer care and enrollment expenses decreased $20.8 million, or 17%, during the nine months ended September 30, 2022 compared to the same period in 2021, primarily due to decreases of $15.4 million in personnel costs and $6.5 million in consulting expenses, partly offset by an increase of $0.8 million in facilities and other expenses.

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

Our technology and content expenses are summarized as follows (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%
Technology and content	$19,399	$20,369	$(970)	(5)%	$56,842	$63,996	$(7,154)	(11)%
% of total revenue	36%	31%			27%	22%

Three Months Ended September 30, 2022 and 2021 – Technology and content expenses decreased $1.0 million, or 5%, during the three months ended September 30, 2022 compared to the same period in 2021 primarily driven by decreases of $1.0 million in stock-based compensation expense, $0.7 million in consulting costs, and $0.6 million in personnel and compensation costs due to lower headcount, partially offset by increases of $1.2 million in amortization of internally developed software and $0.7 million in facilities and other operating costs.

Nine Months Ended September 30, 2022 and 2021 – Technology and content expenses decreased $7.2 million, or 11%, during the nine months ended September 30, 2022 compared to the same period in 2021 primarily driven by decreases of $3.3 million in personnel and compensation costs due to lower headcount, $2.5 million in stock-based compensation expense, $2.1 million in consulting costs, and $2.0 million in facilities and other operating costs, partially offset by an increase of $3.6 million in amortization of internally developed software.

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

Our general and administrative expenses are summarized as follows (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%
General and administrative	$17,300	$16,640	$660	4%	$54,485	$57,812	$(3,327)	(6)%
% of total revenue	32%	26%			26%	20%

Three Months Ended September 30, 2022 and 2021 – General and administrative expenses increased $0.7 million, or 4%, during the three months ended September 30, 2022 compared to the same period in 2021, primarily driven by increases of $2.8 million in stock-based compensation expense, $0.4 million in other professional fees, and $0.4 million in personnel costs, partially offset by a decrease of $3.1 million in facilities and other operating costs. The increase in stock-based compensation expense during the third quarter of 2022 was primarily due to a $4.1 million credit related to equity awards forfeited in the third quarter of 2021 in connection with the termination of employment of our former chief executive officer.

Nine Months Ended September 30, 2022 and 2021 – General and administrative expenses decreased $3.3 million, or 6%, during the nine months ended September 30, 2022 compared to the same period in 2021, primarily driven by a decrease of $4.3 million in in facilities and other operating cost, partially offset by an increase of $1.0 million in consulting expenses.

Amortization of Intangible Assets

Our intangible asset amortization expense is summarized as follows (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%
Amortization of intangible assets	$—	$121	$(121)	(100)%	$—	$416	$(416)	(100)%
% of total revenue	—%	—%			—%	—%

Amortization expense decreased during the three and nine months ended September 30, 2022 compared to the same periods in 2021 due to the impairment of our finite-lived intangible assets at December 31, 2021.

Impairment, Restructuring and Other Charges

Our impairment, restructuring and other charges consist primarily of severance, transition and other related costs and impairment charges. Our impairment, restructuring and other charges are summarized as follows (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%
Impairment, restructuring and other charges	$4,498	$573	$3,925	685%	$10,690	$3,004	$7,686	256%
% of total revenue	8%	1%			5%	1%

Three Months Ended September 30, 2022 and 2021 – Impairment, restructuring and other charges for the three months ended September 30, 2022 primarily consisted of $3.7 million of impairment charges, which were related to $2.5 million of operating lease right-of-use assets impairment and $0.9 million of property, plant and equipment impairment related to our Santa Clara, California office sublease and $0.3 million of impairment charges related to abandoned in-process internally developed software during the quarter. Additionally, we incurred

$0.8 million of restructuring charges primarily related to employee termination benefits during the three months ended September 30, 2022.

Nine Months Ended September 30, 2022 and 2021 – Impairment, restructuring and other charges for the nine months ended September 30, 2022 primarily consisted of $7.0 million of severance and other personnel related cost related to the restructuring that took place throughout 2022 as well as $3.7 million of impairment charges, which were related to $2.5 million of operating lease right-of-use assets impairment and $0.9 million of property, plant and equipment impairment related to our Santa Clara, California office sublease and $0.3 million of impairment charges related to abandoned in-process internally developed software during the quarter. In the first half of 2022, we completed a reduction in force in April 2022 in which we eliminated 339 full-time positions, representing approximately 14% of our workforce, primarily within the customer care and enrollment groups, and to a lesser extent, in our marketing and advertising and general and administrative groups, and, as a result, incurred $6.2 million of restructuring charges. In the three months ended September 30, 2022, we incurred restructuring charges of $0.8 million for additional eliminated positions.

Other Income (Expense), Net

Other income (expense), net, primarily consisted of interest income, sublease income and margin earned on commissions received from Medicare plan members transferred to us in 2010 through 2012 by a broker partner, partially offset by interest expense on finance leases and debt and other bank fees.

Our other income (expense), net is summarized as follows (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%
Other income (expense), net	$(647)	$189	$(836)	(442)%	$(2,835)	$511	$(3,346)	(655)%
% of total revenue	(1)%	—%			(1)%	—%

Three Months Ended September 30, 2022 and 2021 – Other income (expense), net was $(0.6) million and $0.2 million during the three months ended September 30, 2022 and September 30, 2021, respectively. The change for the three months ended September 30, 2022 was primarily due to $2.1 million of interest expense for the Credit Agreement entered into during the first quarter of 2022, partially offset by an increase of approximately $0.8 million in interest income.

Nine Months Ended September 30, 2022 and 2021 – Other income (expense), net was $(2.8) million and $0.5 million during the nine months ended September 30, 2022 and September 30, 2021, respectively. The change for the nine months ended September 30, 2022 was primarily due to $4.7 million of interest expense for the Credit Agreement entered into during the first quarter of 2022 and $0.4 million of expenses related to the termination of the RBC revolving credit facility at the same time, partially offset by an increase of $1.2 million in interest income.

Benefit from Income Taxes

Our benefit from income taxes are summarized as follows (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%
Benefit from income taxes	$(9,767)	$(12,834)	$3,067	(24)%	$(26,898)	$(19,278)	$(7,620)	40%
Effective tax rate	20.0%	19.5%			19.7%	21.1%

Three Months Ended September 30, 2022 and 2021 – Our effective tax rate of 20.0% for the three months ended September 30, 2022 was higher than our 19.5% effective tax rate for the three months ended September 30, 2021 primarily due to fluctuations in stock-based compensation adjustments. Our effective tax rate for the three months ended September 30, 2022 was lower than the statutory federal tax rate primarily due to stock-based compensation adjustments, non-deductible lobbying expenses, partially offset by research and development credits and state taxes.

Nine Months Ended September 30, 2022 and 2021 – Our effective tax rate of 19.7% for the nine months ended September 30, 2022 was lower than our 21.1% effective tax rate for the nine months ended September 30, 2021 primarily due to fluctuations in stock-based compensation adjustments. Our effective tax rate for the nine months ended September 30, 2022 was lower than the statutory federal tax rate due primarily to stock-based compensation adjustments, non-deductible lobbying expenses, partially offset by research and development credits and state taxes.

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

Segment profit (loss) is calculated as total revenue for the applicable segment less direct and indirect allocated marketing and advertising, customer care and enrollment, technology and content, and general and administrative operating expenses, excluding stock-based compensation expense, depreciation and amortization expense, amortization of intangible assets, and impairment, restructuring and other charges.

Our operating segment revenue and profit (loss) are summarized as follows (in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%
Revenue:
Medicare	$45,137	$46,381	$(1,244)	(3)%	$181,266	$240,633	$(59,367)	(25)%
Individual, Family and Small Business	8,239	17,533	(9,294)	(53)%	27,769	54,052	(26,283)	(49)%
Total revenue	$53,376	$63,914	$(10,538)	(16)%	$209,035	$294,685	$(85,650)	(29)%

Segment profit (loss)
Medicare	$(22,962)	$(52,882)	$29,920	57%	$(63,050)	$(46,141)	$(16,909)	(37)%
Individual, Family and Small Business	2,688	12,499	(9,811)	(78)%	12,285	38,476	(26,191)	(68)%
Segment loss	(20,274)	(40,383)	20,109	50%	(50,765)	(7,665)	(43,100)	(562)%
Corporate	(12,795)	(14,827)	2,032	14%	(40,382)	(43,206)	2,824	7%
Stock-based compensation expense	(5,144)	(5,234)	90	2%	(15,934)	(24,881)	8,947	36%
Depreciation and amortization (1)	(5,558)	(4,899)	(659)	(13)%	(15,685)	(12,840)	(2,845)	(22)%
Amortization of intangible assets	—	(121)	121	100%	—	(416)	416	100%
Impairment, restructuring and other charges	(4,498)	(573)	(3,925)	(685)%	(10,690)	(3,004)	(7,686)	(256)%
Other income (expense), net	(647)	189	(836)	(442)%	(2,835)	511	(3,346)	(655)%
Loss before income taxes	$(48,916)	$(65,848)	$16,932	26%	$(136,291)	$(91,501)	$(44,790)	(49)%
_______

(1)Depreciation and amortization has been adjusted to include amortization of software development costs.

Revenue

Three Months Ended September 30, 2022 and 2021 – Revenue from our Medicare segment declined $1.2 million, or 3%, during the three months ended September 30, 2022 compared to the same period in 2021, primarily attributable to a $1.2 million decrease in commission revenue, driven by an overall decline of 4% in Medicare plan approved members and a 2% decline in Medicare Advantage LTVs.

Revenue from our Individual, Family and Small Business segment declined $9.3 million, or 53%, during the three months ended September 30, 2022 compared to the same period in 2021, primarily attributable to a $9.0 million decrease in commission revenue driven by a 41% decrease in individual and family plan approved members and a 26% decline in ancillary product approved members. Based on our evaluation of the updated LTV models and retention trends, we recognized $1.8 million in net adjustment revenue from prior period enrollments during the three months ended September 30, 2022 compared to $10.0 million for the same period in 2021.

Nine Months Ended September 30, 2022 and 2021 – Revenue from our Medicare segment declined $59.4 million, or 25%, during the nine months ended September 30, 2022 compared to the same period in 2021, primarily attributable to a $59.5 million decrease in commission revenue. The decrease in Medicare segment commission revenue is primarily due to a $57.2 million decrease in Medicare Advantage plan related commission revenue, driven by a 23% decline in Medicare Advantage plan approved members.

Revenue from our Individual, Family and Small Business segment declined $26.3 million, or 49%, during the nine months ended September 30, 2022 compared to the same period in 2021, primarily attributable to a $25.9 million decrease in commission revenue driven by a 34% decline in individual and family plan approved members and a decline of 26% in ancillary product approved members. Based on our evaluation of the updated LTV models and retention trends, we recognized $4.4 million in net adjustment revenue from prior period enrollments during the nine months ended September 30, 2022 compared to $29.1 million for the same period in 2021.

Segment Profit (Loss)

Three Months Ended September 30, 2022 and 2021 – Our Medicare segment loss was $23.0 million during the three months ended September 30, 2022, a decrease of $29.9 million, or 57%, compared to segment loss of $52.9 million for the same period in 2021. The improvement in net segment loss was primarily due to a decrease of $31.2 million in operating expenses, excluding stock-based compensation expense, depreciation and amortization expense, impairment, restructuring and other charges, and other income (expense), partially offset by a $1.2 million decrease in revenue. The decrease in operating expenses was due to impacts from our transformation initiatives.

Our Individual, Family and Small Business segment profit was $2.7 million during the three months ended September 30, 2022, a decrease of $9.8 million, or 78%, compared to segment profit of $12.5 million for the same period in 2021. The decrease was primarily driven by a $9.3 million decrease in revenue.

Nine Months Ended September 30, 2022 and 2021 – Our Medicare segment loss was $63.1 million during the nine months ended September 30, 2022, an increase of $16.9 million, or 37%, compared to segment loss of $46.1 million for the same period in 2021. This was primarily due to a $59.4 million decrease in revenue, partially offset by a $42.5 million decrease in operating expenses, excluding stock-based compensation expense, depreciation and amortization expense, impairment, restructuring and other charges, and other income (expense). The decrease in operating expenses was mostly attributable to impacts from our transformation initiatives.

Our Individual, Family and Small Business segment profit was $12.3 million during the nine months ended September 30, 2022, a decrease of $26.2 million, or 68% compared to segment profit of $38.5 million for the same period in 2021. The decrease was primarily driven by a $26.3 million decrease in revenue.

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

Short-term obligations were $8.3 million for leases and $9.1 million for service and licensing as of September 30, 2022. Long-term obligations were $36.9 million for leases and $4.3 million for service and licensing as of September 30, 2022. We expect to fund these obligations through our existing cash and cash equivalents and cash generated from operations.

Our future capital requirements will depend on many factors, including our enrollment volume, membership, retention rates, telesales conversion rates, and our level of investment in technology and content, marketing and advertising, customer care and enrollment, and other initiatives. In addition, our cash position could be impacted by the level of investments we make to pursue our strategy. To the extent that available funds are insufficient to fund our future activities or to execute our financial strategy, we may raise additional capital through bank debt, or public or private equity or debt financing to the extent such funding sources are available. We are implementing a multi-

year transformational plan to right-size our cost structure and drive future profitability. This plan incorporates different operational and cost savings initiatives, including a reduction in vendor-related spend outside of mission critical areas, plans to reduce our real-estate footprint as we become a virtual-first workplace, and a targeted workforce reduction implemented during 2022. In April 2022, we eliminated 339 full-time positions, representing approximately 14% of our workforce, primarily within our customer care and enrollment group, and to a lesser extent, in our marketing and advertising, technology and content, and general and administrative groups. These reductions could adversely impact the growth of membership and revenue.

We believe our current cash and cash equivalents, including the proceeds from the term loan we obtained on February 28, 2022 under our Credit Agreement and expected cash collections will be sufficient to fund our operations for at least 12 months after the filing date of this Quarterly Report on Form 10-Q.

Our cash, cash equivalents, and short-term marketable securities are summarized as follows (in thousands):

	September 30, 2022	December 31, 2021
Cash and cash equivalents	$160,258	$81,926
Short-term marketable securities	4,491	41,306
Total cash, cash equivalents, and short-term marketable securities	$164,749	$123,232

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

As of September 30, 2022, our cash and cash equivalents totaled $160.3 million. Cash equivalents, which are comprised of financial instruments with an original maturity of 90 days or less from the date of purchase, primarily consist of money market funds and commercial paper. The increase in cash and cash equivalents reflects $8.3 million of net cash used in operating activities, $24.1 million of net cash provided by investing activities, and $62.9 million of net cash provided by financing activities. We also maintained $3.2 million in restricted cash as of September 30, 2022 and December 31, 2021.

The following table presents a summary of our cash flows for the nine months ended September 30, 2022 (in thousands):

	Nine Months Ended September 30,
	2022	2021
Net cash used in operating activities	$(8,290)	$(60,321)
Net cash provided by (used in) investing activities	24,135	(36,822)
Net cash provided by financing activities	62,925	210,914

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

Nine Months Ended September 30, 2022 – Net cash used in operating activities was $8.3 million during the nine months ended September 30, 2022, primarily driven by a net loss of $109.4 million, offset by changes in net operating assets and liabilities of $91.6 million and adjustments for non-cash items of $9.5 million. Adjustments for non-cash items primarily consisted of $15.9 million of stock-based compensation expense and $12.7 million of amortization of internally-developed software, partially offset by a $27.2 million decrease due to the change in deferred income taxes. Cash provided by changes in net operating assets and liabilities during the nine months ended September 30, 2022 primarily consisted of decreases of $122.4 million in contract assets – commissions receivable, $2.7 million in prepaid expenses and other assets, and $3.9 million in accounts receivable, partly offset by decreases of $28.2 million in accrued marketing expenses and $7.1 million in accounts payable.

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

Nine Months Ended September 30, 2022 – Net cash provided by investing activities of $24.1 million for the nine months ended September 30, 2022 mainly consisted of $45.3 million of proceeds from the maturities and redemptions of marketable securities, partially offset by $12.5 million in capitalized internal-use software and website development costs and $8.4 million used to purchase marketable securities.

Nine Months Ended September 30, 2021 – Net cash used in investing activities of $36.8 million for the nine months ended September 30, 2021 mainly consisted of $89.0 million used to purchase marketable securities, $12.6 million in capitalized internal-use software and website development costs and $3.6 million used to purchase property and equipment and other assets, partially offset by $68.3 million of proceeds from the maturities and redemptions of marketable securities.

Financing Activities

Nine Months Ended September 30, 2022 – Net cash provided by financing activities of $62.9 million for the nine months ended September 30, 2022 was primarily due to $64.9 million of net proceeds from debt financing and $1.1 million of net proceeds from the exercise of common stock options, partially offset by $2.9 million in repurchases of shares to satisfy employee tax withholding obligations.

Nine Months Ended September 30, 2021 – Net cash provided by financing activities of $210.9 million for the nine months ended September 30, 2021 was primarily due to $214.0 million of net proceeds from the issuance of convertible preferred stock and $5.0 million of net proceeds from exercise of common stock options, partially offset by $8.0 million in repurchases of shares to satisfy employee tax withholding obligations.

Convertible Preferred Stock

On April 30, 2021 (the “Closing Date”), we issued and sold 2,250,000 shares of our newly designated Series A convertible preferred stock (“Series A preferred stock”) at an aggregate purchase price of $225.0 million, at a price of $100 (the “Stated Value” per share of Series A preferred stock) per share. We received $214.0 million net proceeds from the private placement with Echelon Health SPV, LP ("H.I.G."), which are net of sales commissions and certain transaction fees.

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

As of September 30, 2022, no shares of the Series A preferred stock have been converted and the balance of our Series A preferred stock was $255.2 million, including a change in the redemption value of $8.2 million and the accrued paid-in-kind dividends of $14.4 million, which was equivalent to 3.2 million shares of common stock on an as-converted basis. See Note 6 – Convertible Preferred Stock in our Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information.

Term Loan Credit Agreement

We entered into a Credit Agreement with Blue Torch Finance LLC, as administrative agent and collateral agent, and the other lenders party thereto in February 2022 (the "Original Credit Agreement") and entered into an amendment (the "Amendment") to the Original Credit Agreement in August 2022 (as amended by the Amendment, the "Credit Agreement"). The Credit Agreement provides for a $70.0 million secured term loan credit facility, which term loans were made available to us on February 28, 2022. We terminated our credit agreement with Royal Bank of Canada ("RBC"), pursuant to which we had an up to $75 million revolving credit facility in connection with our receiving the loan under the Term Loan Credit Agreement. The Amendment replaced the LIBOR-based Adjusted Eurocurrency Rate (as defined in the original Term Loan Credit Agreement) with Adjusted Term SOFR (as defined in the Amendment) as a reference rate for loans under the Credit Agreement

The proceeds of the loans under the Credit Agreement may be used for working capital and general corporate purposes, to refinance our credit agreement with RBC and to pay fees and expenses in connection with the entry into the Credit Agreement. The Original Credit Agreement bore interest, at our option, at either a rate based on the LIBOR for the applicable interest period or a base rate, in each case plus a margin. The base rate was the highest of the prime rate, the federal funds rates plus 0.50% and one month adjusted LIBOR plus 1.0%. The margin was 7.50% for LIBOR loans and 6.50% for base rate loans. After the Amendment, the loans under the Credit Agreement bear interest, at our option, at either a rate based on the Adjusted Term SOFR or a base rate, in each case plus a margin. The base rate is the highest of the prime rate, the federal funds rate plus 0.50% and three-month Adjusted Term SOFR plus 1.00%. The margin is 7.50% for Adjusted Term SOFR loans and 6.50% for base rate loans.

Furthermore, as part of the Credit Agreement, we will incur a $0.3 million fee per annum, payable annually. The outstanding obligations under the Credit Agreement are payable in full on the maturity date. The Credit Agreement matures in February of 2025. We have the right to prepay the loans under the Credit Agreement in whole or in part at any time, subject, in the case of certain mandatory prepayments or any voluntary prepayment of the loans under the Credit Agreement after February 28, 2023, to an exit fee. Our obligations under the Credit Agreement are guaranteed by certain of our material domestic subsidiaries and substantially all of our assets and the assets of such guarantors, in each case, subject to customary exclusion. We are obligated to pay administration fees under the Credit Agreement.

As of September 30, 2022, we had $65.7 million outstanding principal amount under our Credit Agreement, net of closing costs. See Note 12 – Debt of Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information regarding the Credit Agreement.

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

Our cash, cash equivalents, short-term marketable securities, and restricted cash are summarized as follows (in thousands):

	September 30, 2022	December 31, 2021
Cash and cash equivalents (1) (2)	$160,258	$81,926
Short-term marketable securities (2)	4,491	41,306
Restricted cash	3,239	3,239
Total cash, cash equivalents, short-term marketable securities, and restricted cash	$167,988	$126,471
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

Our portfolio of available-for-sale debt securities is exposed to credit and interest rate risk. As of September 30, 2022, we invested $4.5 million in marketable securities primarily consisting of commercial paper with credit rating of AA or equivalent by S&P Rating and Moody's Investor Services. The maturity of these securities were less than one year. See Note 4 – Fair Value Measurements in our Notes to Condensed Consolidated Financial Statements for further discussion on our available-for-sale debt securities.

As of September 30, 2022, our net contract assets – commissions receivable balance was $785.8 million. Our contracts with carriers expose us to credit risk that a financial loss could be incurred if the counterparty does not fulfill its financial obligation. While we are exposed to credit losses due to the non-performance of our counterparties, we consider the risk of this remote. We estimate our maximum credit risk in determining the contract assets – commissions receivable balance recognized on the balance sheet. We had a $2.2 million allowance for credit losses for our commissions receivable balance as of September 30, 2022.

Our total contract assets and accounts receivable are summarized as follows (in thousands):

	September 30, 2022	December 31, 2021
Contract assets – commissions receivable – current	$207,505	$254,821
Contract assets – commissions receivable – non-current	578,339	653,441
Accounts receivable	1,804	5,750
Total contract assets and accounts receivable	$787,648	$914,012

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the nine months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The market for selling health insurance plans is highly competitive. We compete with government-run health insurance exchanges, among others, with respect to our sale of Medicare-related and individual and family health insurance. The federal government operates a website where Medicare beneficiaries can purchase Medicare Advantage and Medicare Part D prescription drug plans or be referred to carriers to purchase Medicare Supplement plans. We also compete with the original Medicare program. The Affordable Care Act exchanges have websites where individuals and small businesses can purchase health insurance, and they also have offline customer support and enrollment capabilities. Our competitors also include local insurance agents across the United States who sell health insurance plans in their communities, companies that advertise primarily through television, and companies that operate call centers or websites that provide quote information or the opportunity to purchase health insurance telephonically or online, including lead aggregator services. Many health insurance carriers also directly market and sell their plans to consumers through call centers, Internet advertising and their own websites. Although we offer health insurance plans for many of these carriers, they also compete with us by offering their plans directly to consumers. In recent years, we also have seen increased competition from national telesales insurance brokers.

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

We may also temporarily or permanently lose the ability to market and sell Medicare plans for one or more of our Medicare plan carriers. The laws and regulations applicable to the business of selling Medicare-related health insurance are complex and frequently change. If we or our health insurance agents violate any of the requirements imposed by the Centers for Medicare and Medicaid Services ("CMS"), or applicable federal or state laws or regulations, a health insurance carrier may terminate our relationship or other adverse consequences could result. Health insurance carriers may also terminate their relationship with us or require us to take corrective action if our Medicare product sales or marketing give rise to too many complaints. Given the concentration of our Medicare plan sales in a small number of carriers, if we lose a relationship with a health insurance carrier to market their Medicare plans, even temporarily, or if the health insurance carrier loses its Medicare product membership, our business, operating results and financial condition would be harmed.
Our financial results will be adversely impacted if our membership does not grow or if member retention does not improve and plan terminations do not decline.

We receive commissions from health insurance carriers for health insurance plans sold through us. When one of these plans is canceled, or if we otherwise do not remain the agent on the plan, we no longer receive the related commission payment. Our members and/or health insurance carriers may choose to discontinue their health insurance plans for a variety of reasons. Consumers may also purchase individual and family and Medicare-related health insurance plans directly from other sources, such as our competitors, and we would not remain the agent on the policy and receive the related commission. Medicare Advantage plan and Medicare Part D prescription drug plan enrollees may select another plan during the Medicare annual enrollment period that occurs in the fourth quarter every year. Medicare Advantage plan enrollees may also select another plan during the Medicare Advantage open enrollment period that occurs in the first quarter of the year. In addition, certain individuals are permitted to enroll, disenroll or change their Medicare Advantage or Medicare Part D prescription drug plans during special enrollment periods. Our ability to grow and retain our membership depends on various factors, including the ability of enrollees to change their health plan outside of the Medicare annual enrollment period, the source of referrals and their enrollment experience. For example, we experienced an increased plan termination rate in our Medicare membership in 2020 and 2021 above historical levels. As a result, the LTVs of our Medicare plan-related products have been negatively impacted. If our Medicare Advantage and other health insurance plan termination rates do not decline in subsequent quarters, our business, operating results and financial condition would be harmed. In addition, enrollment periods could cause us to further experience increased termination rates in the future, which could adversely impact our business, operating results and financial condition.

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

The ongoing COVID-19 pandemic and other public health crises, illness, epidemics or pandemics could adversely impact our business, operating results and financial condition.

COVID-19 and public health crises, illness, epidemics or pandemics, in general, and any associated disruption to our call center and service operations, in particular, could materially impact our business, operations and financial condition. In an effort to mitigate the spread of COVID-19, and to comply with applicable government directives, nearly all of our employees have been working remotely since the first quarter of 2020, and we transitioned to a virtual-first workplace in the United States in the third quarter of 2022. Our business operations may be disrupted if key personnel or significant portions of our employees are unable to work effectively in a remote setting, especially if such disruption occurs during or in our preparation for the Medicare AEP. Our business operations and recruitment efforts could also be impacted if government offices, including CMS and state departments of insurance, are adversely impacted by COVID-19 given that our marketing materials require CMS approval and health insurance agent licensing and licensing renewals are dependent on state department of insurance processing.

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

Our success is dependent upon the performance of our senior management and our ability to attract and retain qualified personnel for all areas of our organization. We may not be successful in attracting and retaining personnel on a timely basis, on competitive terms or at all. If we are unable to attract and retain the necessary personnel, our business would be harmed. Our executive officers and employees can terminate their employment at any time. In recent years, we have appointed several new executive officers across multiple functions, and we may have additional changes in the future. For example, in 2021 we appointed a new chief executive officer and a new chief financial officer after the departure of their predecessors. In 2022, we have appointed a new chief operating officer and chief transformation officer, a new chief accounting officer, a new general counsel, a new chief marketing officer and a new chief people officer. This transition in senior management could adversely impact our business, operating results and financial condition as it will take time for our officers to integrate into our business. The transition and the departure of members of our senior management could result in additional attrition in our senior management and key personnel and any significant change in leadership over a short period of time could harm our business, operating results and financial condition.

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

In addition, from time to time, we may initiate restructuring plans to implement cost savings initiatives or programs including, among other things, reductions in workforce and other fixed and variable expenses. For example, as part of our transformational plan, we are currently implementing a cost savings initiative designed to right-size our cost structure and drive future profitability, which includes targeted reductions in fixed expenses and vendor-related spend outside of mission critical areas, as well as changes to variable cost management. In connection with this initiative, among other things, we completed a reduction in force in April 2022 in which we eliminated over 300 full-time positions, representing approximately 14% of our workforce. In addition, we are making changes to variable cost management. While such initiatives are intended to improve our operations through re-engineering, reorganizing, and better deployment of marketing expenses, we may not successfully realize the expected benefits of the actions that we have or may in the future take in connection therewith. A variety of risks could cause us not to realize some or all of the expected benefits of these or any other restructuring plans that we may undertake, including, among others, higher than anticipated costs in implementing such restructuring plans, management distraction from ongoing business activities, damage to our reputation and brand image, including negative publicity, workforce attrition beyond planned reductions and risks and uncertainties described elsewhere in this Risk Factors section. Even if we do implement and administer these plans in the manner contemplated, our estimated cost savings resulting therefrom are based on several assumptions that may prove to be inaccurate and, as a result, we cannot assure you that we will realize these cost savings. Our cash flow from operations is expected to be negative in the year ending December 31, 2022 and was negative in each of the years ended December 31, 2021, 2020 and 2019. If we are not successful in executing on our strategic plans, our business, operating results and financial condition would be harmed.
Our failure to effectively manage our operations and maintain our company culture as our business evolves and our work practices change could harm us.

Our future operating results will depend on our ability to manage our operations. It is also important to our success that we hire qualified personnel and properly train and manage them, all while maintaining our corporate culture and spirit of innovation. If we are not successful in these efforts, our growth and operations could be adversely affected.

As a result of the pandemic, we had to adjust our business operations, including onboarding and training new health insurance agents remotely, and currently most of our employees work remotely. In addition, as part of our transformational plan, we decided to become a virtual-first workplace and may continue to make operational adjustments as needed. While we believe allowing employees to work remotely will help us attract and retain talent, transitioning to and operating as a virtual-first company could cause operational difficulties, reduce the relative effectiveness of our sales agents and impair our ability to manage our business. An increased number of employees in a remote work environment may also exacerbate certain risks to our business, including an increased demand for information technology resources, increased risk of phishing and other cybersecurity attacks, and increased risk of unauthorized dissemination of sensitive personal information or proprietary or confidential information about us or our customers or other third-parties. Our product development initiatives could also be negatively impacted by the prevalence of remote work. Technologies in our employees' homes may also be more limited or less reliable than those provided in our offices. We may also be exposed to risks associated with the various locations of our remote employees, including compliance with local laws and regulations, and if employees fail to inform us of changes in their work location, we may be exposed to additional risks without our knowledge. If our key personnel or a significant portion of our employees are unable to work effectively in a remote setting or our business operations are otherwise disrupted during the Medicare or individual and family health insurance enrollment periods, the adverse impact on our business would be particularly pronounced. It may also be difficult for us to preserve our corporate culture, and our employees may have less opportunities to collaborate in meaningful ways, which could harm our ability to retain and recruit employees, innovate and operate our business effectively.
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

Even if we are successful in hiring licensed health insurance agents, our success depends on the productivity of these health insurance agents. Health insurance agents may not perform to the standard we expect of them, which could result in lower than expected conversion rates and revenue, higher costs of acquisition per member and higher plan termination rates. Historically, our health insurance agent employees have generally been more productive than the employees of our outsourced call centers and experienced health insurance agents have generally been more productive than less-tenured health insurance agents. During the Medicare annual enrollment period that occurred in the fourth quarter of 2020, we experienced reduced conversion rates from health insurance agents that work for outsourced call centers, which impacted our revenue and cost of acquisition. As a result, in preparation for the 2021 Medicare annual enrollment period, we increased the number of our health insurance agent employees significantly, and we also began hiring, onboarding and training our health insurance agent employees earlier than we have in the past. We incurred increased expenses in agent onboarding and training in preparation for the 2021 Medicare annual enrollment period. Despite our investments in hiring and training a significantly larger number of our health insurance agent employees in 2021, the conversion rates of our health insurance agents were lower than our expectations starting in the third quarter of 2021 through the first half of 2022. Our increased focus on enrollment quality that began in the third quarter of 2021 negatively impacted the conversion rates of our health insurance agents. Although we observed significant improvements in conversion rates in the third quarter of 2022, we cannot guarantee the trends will continue. If our health insurance agents do not perform to the standards we expect of them or if we do not generate sufficient call volumes for our health insurance agents to remain productive, our conversion and retention rates could be negatively impacted, and our business, operating results and financial condition would be harmed. Failure to retain, train and ensure the productivity of our health insurance agents would harm our business, operating results and financial condition. If investments we make in our call center operations do not result in the returns we expected when making those investments, we could acquire fewer members, suffer a reduction in our membership, and our business, operating results and financial condition would be harmed.

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

A number of factors have influenced, and could in the future influence, these conversion rates for any given period, some of which are outside of our control. These factors include, but are not limited to:

•changes in consumer shopping behavior due to circumstances outside of our control, such as economic conditions, inflation, the COVID-19 pandemic or other public health crises or illnesses, consumers’ ability or willingness to pay for health insurance, adverse weather conditions or natural disasters, unemployment rates, availability of unemployment benefits or proposed or enacted legislative or regulatory changes impacting our business, including health care reform;
•the quality of and changes to the consumer experience on our ecommerce platforms and/or with our customer care centers;
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

Algorithmic search result listings are determined and displayed in accordance with a set of formulas or algorithms developed by the particular Internet search engine. The algorithms determine the order of the listing of results in response to the consumer’s Internet search. From time to time, search engines revise these algorithms. In some instances, these modifications have caused our website to be listed less prominently in algorithmic search results, which has resulted in decreased traffic to our website. We may also be listed less prominently as a result of other factors, such as new websites, changes we make to our website or technical issues with the search engine itself. For example, government health insurance exchange websites appear prominently in algorithmic search results and may reduce the prominence of our website. In addition, search engines have deemed the practices of some companies to be inconsistent with search engine guidelines and decided not to list their website in search result listings at all. If we are listed less prominently in, or removed altogether from, search result listings for any reason, the traffic to our websites would decline and we may not be able to replace this traffic, which would harm our business, operating results and financial condition. If we decide to attempt to replace this traffic, we may be required to increase our marketing expenditures, which would also increase our cost of member acquisition and harm our business, operating results and financial condition.

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

We frequently enter into contractual marketing relationships with partners that drive consumers to our ecommerce platform and call centers. These marketing partners include financial and online services companies, affiliate organizations, online advertisers and content providers, and other marketing vendors. We also have relationships with strategic marketing partners, including provider groups, hospitals and pharmacy chains that promote our Medicare platforms to their customers as well as pharmacy service providers and other affinity groups. We compensate many of our marketing partners for their referrals on either a submitted health insurance application basis or a per-referral basis or, if they are licensed to sell health insurance, we may share a percentage of the commission we earn from the health insurance carrier for each member referred by the marketing partner. The success of our relationship is dependent on a number of factors, including but not limited to the continued positive market presence, reputation and growth of the marketing partner, the effectiveness of the marketing partner in marketing our website and services, the compliance of each marketing partner with applicable laws, regulations and guidelines, the contractual terms we negotiate with our marketing partners, including the marketing fees we agree to pay and our ability to accurately and timely track, pay and manage marketing partners. We depend on our marketing partners for a large number of quality referrals to keep our health insurance agents productive. If our marketing partners fail to deliver effective and/or timely marketing campaigns, especially during the Medicare annual enrollment period, our business and financial condition could be harmed.

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

Competition for referrals from our marketing partners has increased particularly during the enrollment periods for Medicare-related health insurance and individual and family health insurance. We may lose marketing partner referrals if our competitors pay marketing partners more than we do or be forced to pay increased fees to our marketing partners, which could harm our business, operating results and financial condition. If we lose marketing partner referrals during the Medicare or individual and family health insurance enrollment periods, the adverse impact on our business would be particularly pronounced. In addition, the promulgation of laws, regulations or guidelines, or the interpretation of existing laws, regulations and guidelines, by state departments of insurance or by CMS, could cause our relationships with our marketing partners to change or be in non-compliance with those laws, regulations and guidelines. For example, CMS proposed rules in January 2022 which were deemed final, with minimal modification, in May 2022. The final rules, which went into effect on June 28, 2022, require us and our marketing partners to implement additional verbal and written disclaimers and require us to implement further oversight measures over our marketing partners, beginning with the 2023 annual enrollment period. Given the adoption of these rules, we may incur additional costs to generate and convert leads from our marketing partners, as well as additional administrative costs, which could adversely affect our business, operating results and financial condition. In addition, we are required to file marketing partner marketing materials relating to Medicare Advantage and Medicare Part D prescription drug plans with CMS, and health insurance carriers must review and approve the marketing materials. Recent changes to the CMS marketing guidelines have resulted in a more complicated and time-consuming process for marketing material filing and the need to file a significantly greater number of our and our marketing partners' marketing materials with CMS. If our marketing partners' marketing materials do not comply with the CMS marketing guidelines or other Medicare program related laws, rules and regulations, such non-compliance could result in our losing the ability to receive referrals of individuals interested in purchasing Medicare-related plans from that marketing material or being delayed in doing so. In the event that CMS or a health insurance carrier requires changes to, disapproves or delays approval of these materials, we could lose a significant source of Medicare plan demand and the operations of our Medicare business could be adversely affected. We also have relationships with hospital systems and pharmacy chains that utilize aspects of our platform and tools. Our relationships with these hospital systems and pharmacy chains result in the referral of a significant number of individuals to us who are interested in purchasing Medicare-related health insurance plans. If federal or state authorities were to change existing laws, regulations or guidelines, or interpret existing laws, regulations or guidelines, to prohibit these arrangements, or if hospital systems or pharmacy partners otherwise decided to no longer utilize aspects of our platform and tools, we could experience a significant decline in the number of Medicare-eligible individuals who are referred to our platforms and customer care centers, which would harm our business, operating results and financial condition.

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

Given the number of months required to observe non-payment of commissions in order to confirm cancellations, we estimate the number of members who are active on health insurance plans as of a specified date. After we have estimated membership for a period, we may receive information from health insurance carriers that would have impacted the estimate if we had received the information prior to the date of estimation. We may receive commission payments or other information that indicates that a member who was not included in our estimates for a prior period was in fact an active member at that time, or that a member who was included in our estimates was in fact not an active member of ours. As a result of the Medicare annual enrollment and other open enrollment periods, we may not receive information from our carriers on as timely a basis due to the significant increase in health insurance transaction volume and for other reasons, which could impair the accuracy of our membership estimates. For these and other reasons, including if current trends in membership cancellation are inconsistent with past cancellation trends that we use to estimate our membership or if carriers subsequently report changes to the commission payments that they previously reported to us, our actual membership could be different from our estimates, perhaps materially. If our actual membership is different from our estimates, the constrained LTV component of our revenue recognition could also be inaccurate, including as a result of an inaccurate estimate of the average amount of time our members maintain their health insurance plans. As a result of the delay we experience in receiving information about our membership, it is difficult for us to determine with any certainty the impact of current conditions on our membership retention. Various circumstances, including market-related factors such as changes in timing of enrollment periods, the ability of enrollees to change their health plan outside of the Medicare annual enrollment period, the source of referrals, their enrollment experience and other factors specific to our business, could cause the assumptions and estimates that we make in connection with estimating our membership and constrained LTV to be inaccurate, which would harm our business, operating results and financial condition.

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

In order to offer the qualified health plans that individuals and families must purchase to receive Affordable Care Act subsidies, agents and brokers must meet certain conditions, such as receiving permission to do so from the applicable government health insurance exchange, entering into or maintaining an agreement with the health insurance exchange or a partner of the exchange, ensuring that the enrollment and subsidy application is completed through the health insurance exchange and complying with privacy, security and other standards. In the event Internet-based agents and brokers such as us use the Internet for completion of qualified health plan selection purposes, their websites may be required to meet certain additional requirements. To the extent we enroll individuals and families into qualified health plans, we do so predominantly through the Federally Facilitated Marketplace ("FFM"), which runs all or part of the health insurance exchange in 33 states, using a third-party partnership. The number of states using the FFM may decrease in the future, reducing our ability to enroll members through the FFM. We may experience difficulty in satisfying the conditions and requirements to offer qualified health plans to our existing members and new potential members and in getting them enrolled through the FFM or any similar state-based exchange. If we are not able to satisfy these conditions and requirements, or if we are not able to successfully adopt and maintain solutions that allow us to enroll large numbers of individuals and families in qualified plans over the Internet both during and outside of open enrollment periods, we will lose existing members and new members and may incur additional expense, which would harm our business, operating results and financial condition.

Beginning in the open enrollment period that occurred in the fourth quarter of 2018, CMS adopted a new enhanced direct enrollment pathway for CMS-approved partners to enroll individuals into qualified health plans through the FFM and complete all steps in the eligibility and enrollment process on a single website. Before enhanced direct enrollment partners are approved, extensive security and privacy reviews are conducted by an independent third-party auditor and CMS reviews the audit results to ensure the entity satisfies numerous additional privacy and security standards. We entered into an agreement to outsource certain aspects of the enrollment process for qualified health plans to a third party in light of the expense and burden associated with the additional requirements. However, if we do not develop the ability to satisfy the requirements to use the improved qualified health plan enrollment process in the future, or if we are unsuccessful in entering into or maintaining a relationship with a third party who is approved to use the process, we may not be able to enroll individuals into qualified health plans through the FFM or could be required to use an inferior process to do so, which could cause a reduction in our individual and family health insurance plan membership and commission revenue. In addition, if we are not able to adopt or contract with and maintain solutions to integrate with government-run health insurance exchanges or if the health insurance exchange websites and other processes are unstable or not consumer friendly, efficient and compatible with the process we have adopted for enrolling individuals and families into qualified health plans through the exchanges, we would not be successful in retaining and acquiring members, and our business, operating results and financial condition would be harmed. The FFM may at any time cease allowing us or our third-party partner to enroll individuals in qualified health plans or change the requirements for doing so, or relevant government regulations or agencies may prevent us from efficiently working with our third-party partner, including timely receiving and using data from our third-party partner. If the FFM ceases allowing us or our third-party partner to enroll individuals, if the FFM platform does not function properly or if we are prevented from efficiently working with our third-party partner, our ability to retain existing members and add new members could be negatively impacted, which would harm our business, operating results and financial condition. Similarly for states that use state-based exchanges instead of the FFM, we may not be able to establish or maintain stable, consumer friendly, efficient or compatible legal arrangements or technical processes to enroll members in qualified health plans through such state-based exchanges, either directly with the governmental entities running such state-based exchanges or through appropriate third parties that allow us to access such state-based exchanges. If we are unable to adapt our operations in a timely, efficient and cost-effective manner to respond to changing circumstances to allow us to continue to effectively enroll members through the FFM and state-based exchanges, our business may be adversely affected.

Our operations in China involve many risks that could increase expenses, expose us to increased liability and adversely affect our business, operating results and financial condition.

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
In October 2022, CMS announced that in response to concerns about certain marketing practices in the Medicare marketplace, it would, among other things, be increasing review of certain marketing materials and practices and, beginning January 1, 2023, television advertisements will no longer be eligible for the CMS file and use process and instead will be subject to a more time-consuming review process. Compliance with these evolving laws and regulations may involve significant costs or require changes in our business practices that could have adverse impact on our business, operating results, financial condition and prospects. Non-compliance could also result in fines, damages, prohibitions on the conduct of our business, and damage to our reputation

Changes and developments in the health insurance industry or system could harm our business, operating results and financial condition.

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

Our business depends upon the private sector of the United States health insurance system, which is subject to a changing environment. Changes and developments in the health insurance system and Medicare program in the United States could reduce demand for our services and harm our business. Ongoing health care reform efforts and measures may expand the role of government-sponsored coverage, including proposals for single payer or so called “Medicare-for-All” or other proposals that may have the effect of reducing or eliminating the market for our current range of health insurance products, which could have far-reaching implications for the health insurance industry if enacted. Some proposals would seek to eliminate the private marketplace while others would expand a government-sponsored option to a larger population. We are unable to predict the full impact of health care reform initiatives or other regulatory changes on our operations in light of the uncertainty of whether initiatives will be successful and the uncertainty regarding the terms and timing of any provisions enacted and the impact of any of those provisions on various healthcare and insurance industry participants. Changes to the Medicare program or the broader health insurance system as a result of the change in the balance of power in Congress or as a result of the Biden administration's health care reform initiatives could harm our business, operating results and financial condition. In the event that laws, regulations or rules that eliminate or reduce private sources of health insurance or Medicare are adopted, the demand for our products could be adversely impacted, and our business, operating results and financial condition would be harmed.

From time to time we are subject to various legal proceedings which could adversely affect our business.

We are, and may in the future become, involved in various legal proceedings and governmental inquiries, including labor and employment-related claims, claims relating to our marketing or sale of health insurance, intellectual property claims and claims relating to our compliance with securities laws. For example, in January 2022, we received a subpoena from the United States Attorney's Office for the District of Massachusetts, seeking, among other things, information regarding our arrangements with insurance carriers. This inquiry, and any other claims asserted against us, with or without merit, could be time-consuming, expensive to address and divert management’s attention and other resources. These claims also could subject us to significant liability for damages, jeopardize our licenses to operate and harm our reputation. Our insurance and indemnities may not cover all claims that may be asserted against us. If we are unsuccessful in our defense in these legal proceedings, we may be forced to pay damages or fines, enter into consent decrees, stop offering our services or change our business practices, any of which would harm our business, operating results or financial condition.

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

Changes to the rules and regulations that apply to our sale of Medicare-related health insurance are more likely under the Biden administration compared to the previous administration. CMS may change the rules and regulations applicable to us in connection with our Medicare plan business, and those changes could harm our business, operating results and financial condition. For example, the recent CMS final rules released in June 2022 regarding TPMOs will likely impose additional administrative oversight responsibilities and restrict our business activities. The Biden administration has also indicated that it is in support of changes to the Affordable Care Act. In addition, Republican politicians have indicated they would make changes to or repeal the Affordable Care Act or make other regulatory changes if they regain control of Congress. It is difficult to predict what changes the Biden administration or a Republican Congressional majority may make in the rules and regulations relating to our sale of the products that we sell, but the changes could harm our business, operating results and financial condition.

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

Our business is subject to emerging privacy laws being passed at the state level that create unique compliance challenges. Increasing regulatory focus on privacy and security issues and expanding laws could impact our business and expose us to increased liability.

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

Any perception that our practices, products or services violate individual privacy or data protection rights may subject us to public criticism, class action lawsuits, reputational harm, or investigations or claims by regulators, industry groups or other third parties, all of which could disrupt or adversely impact our business and expose us to increased liability. In the event that additional data privacy or data security laws are implemented, or our health insurance carrier or other partners determine to impose requirements on us relating to data privacy security, we may not be able to timely comply with such requirements or such requirements may not be compatible with our current processes. Changing our processes could be time-consuming and expensive, and failure to timely implement required changes could result in our inability to sell health insurance plans in a particular jurisdiction or for a particular health insurance carrier or subject us to liability for non-compliance, any of which would damage our business, operating results and financial condition. Health insurance carriers that we work with may also require us to comply with additional privacy and data security standards to do business with us at all. Compliance with privacy and data security standards is regularly assessed, and we may not always be compliant with the standards. If we are not in compliance, we may not be able to accept information from consumers, and our relationship with health insurance carriers could be adversely impacted or terminated, which would harm our business, operating results and financial condition.

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

On February 28, 2022, we entered into a term loan credit agreement with Blue Torch Finance LLC, as administrative agent and collateral agent, and other lenders party thereto, which was amended on August 16, 2022 (as amended, the "Credit Agreement"). The Credit Agreement provides us with $70 million in term loans. In connection with entering into the Credit Agreement, we terminated our credit agreement with Royal Bank of Canada and other lenders that provided us with an up to $75 million revolving credit facility. The Credit Agreement contains certain mandatory prepayment triggers and imposes certain covenants and restrictions on our business and our ability to obtain additional financing.

The Credit Agreement contains customary affirmative covenants, including covenants regarding the payment of taxes and other obligations, maintenance of insurance, reporting requirements and compliance with applicable laws and regulations. The Credit Agreement also contains restrictions that limit our ability to, among other things, incur debt, grant liens, make certain restricted payments, make fundamental changes, sell assets, transact with affiliates, enter into burdensome agreements, prepay certain indebtedness or modify our organizational documents, in each case, subject to certain exceptions. Further, the Credit Agreement contains financial covenants requiring us to (x) maintain a minimum level of liquidity as of the end of each month and (y) maintain a ratio such that the outstanding amount of obligations under the Term Loan Credit Agreement at the end of any month does not exceed 50% of the value of certain commissions receivable as of the end of such month. The events of default under the Credit Agreement include, among other things and subject to grace periods in certain instances, payment defaults, cross defaults with certain other material indebtedness, breaches of covenants or representations and warranties, changes in control of our company, certain bankruptcy and insolvency events with respect to us and our subsidiaries, a restriction on all or a material portion of our business and the indictment of us or any subsidiary (or any senior officer thereof), or criminal proceedings against the same, which could result in a forfeiture of a material portion of our and our subsidiaries properties.

If we experience a decline in cash flow due to any of the factors described in this “Risk Factors” section or otherwise, we could have difficulty paying interest and principal amounts due on our indebtedness and meeting the financial covenants set forth in our Credit Agreement. If we are unable to generate sufficient cash flow or otherwise obtain the funds necessary to make required payments under the Credit Agreement, or if we fail to comply with the requirements of our indebtedness, we could default under our Credit Agreement. Any default that is not waived could result in the acceleration of the obligations under the Credit Agreement, an increase in the applicable interest rate under the credit facility, and would permit our lender to exercise rights and remedies with respect to all of the collateral that is securing the Credit Agreement, which includes substantially all of our assets. Any such default could materially adversely affect our liquidity and financial condition.

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

Even if we comply with all of the applicable covenants, the restrictions on the conduct of our business imposed by our lenders or investors could materially adversely affect our business by, among other things, limiting our ability to take advantage of financings, mergers, acquisitions and other corporate opportunities that may be beneficial to the business. Even if the Credit Agreement were terminated, additional debt we could incur in the future may subject us to similar or additional covenants, which could place restrictions on the operation of our business. Similarly, our investment or financing arrangement with any future investors may subject us to similar or additional covenants.

Operating and growing our business is likely to require additional capital, and if capital is not available to us, our business, operating results and financial condition may suffer.

Operating and growing our business is expected to require further investments in our business. We have generated negative cash from operating activities and may continue to generate negative cash from operating activities in the future. We are likely to raise additional capital through debt and/or equity financing and plan to implement our transformation initiatives, which are discussed in the section of this report titled Management's Discussion and Analysis of Financial Condition and Results of Operations - Updates on Business Initiatives - Transformational Plan. These transformation initiatives may not be successful in reducing expenses and may result in other negative effects on our business, which could result in us requiring additional capital. Further, we may be presented with opportunities that we want to pursue, and business or other challenges may present themselves, any of which could cause us to require additional capital. If we seek to raise funds through debt or equity financing, those funds may prove to be unavailable, may only be available on terms that are not acceptable to us or may result in significant dilution to our stockholders or higher levels of leverage. Our Credit Agreement and our investment agreement with H.I.G, contain restrictions that limit our ability to incur additional indebtedness, issue certain types of equity securities with rights and preferences senior to or pari passu with our Series A Preferred Stock, make certain types of investments or obtain additional financing. As of the date of this report, pursuant to the terms of our investment agreement with H.I.G., we must obtain the consent of H.I.G. in order to incur any indebtedness, which could limit our ability to obtain additional financing until our adjusted EBITDA for the trailing four quarters increases. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to pursue our business objectives and to respond to business opportunities or challenges could be harmed, and our business, operating results and financial condition could be materially and adversely affected.

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

Maintaining the security of our products and services is a critical issue for us, our consumers and health insurance carriers that we work with. Despite our taking precautions, we cannot guarantee that our facilities and systems and those of our third-party service providers, will be free of security breaches, cyberattacks, acts of vandalism, computer viruses, malware, misplaced or lost data, programming and/or human errors or other similar events. We may be required to expend significant amounts and other resources to protect against security breaches or to mitigate and remediate problems caused by security breaches. Techniques used to obtain unauthorized access or to sabotage systems change frequently. As a result, we may be unable to anticipate these techniques or to implement adequate preventative measures preemptively. Additionally, our third party service providers may cause security breaches for which we are responsible.

Any compromise or perceived compromise of our security or the security of one of our vendors could damage our reputation, cause the termination of relationships with government-run health insurance exchanges and our members, marketing partners and health insurance carriers, reduce demand for our services and subject us to significant liability and expense as well as regulatory action and lawsuits, any of which would harm our business, operating results and financial condition. The COVID-19 pandemic generally is increasing the attack surface available to criminals, as more companies and individuals work remotely and otherwise work online. Consequently, the risk of a cybersecurity incident has increased. We cannot provide assurances that our preventative efforts, or those of our vendors or service providers, will be successful. These actual and potential breaches of our security measures and the accidental loss, inadvertent disclosure or unauthorized dissemination of proprietary information or sensitive, personal or confidential data about us, our employees, our customers or their end users, including the potential loss or disclosure of such information or data as a result of hacking, fraud, trickery or other forms of deception, could expose us, our employees, our customers or the individuals affected to a risk of loss or misuse of this information. This may result in litigation and liability or fines, our compliance with costly and time-intensive notice requirements, governmental inquiry or oversight or a loss of customer confidence, any of which could harm our business or damage our brand and reputation, thereby requiring time and resources to mitigate these impacts.

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

The trading price of our common stock has been volatile and is likely to continue to fluctuate substantially. For the quarter ended September 30, 2022, the closing price of our common stock fluctuated from $3.91 to $9.63 per share. The trading price of our common stock depends on a number of factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our common stock since you might be unable to sell your shares at or above the price you paid. Factors that could cause fluctuations in the trading price of our common stock include the following:

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

Exhibit Number			Incorporation by Reference Herein
		Description of Exhibit	Form	Date
10.1		Sublease, dated July 11, 2022, between SiFive, Inc. and eHealthInsurance Services, Inc.	Quarterly Report on Form 10-Q (File No. 001-33071)	August 9, 2022
10.2		Consent to Subletting, dated August 8, 2022, by and among Augustine Bowers LLC, eHealthInsurance Services, Inc. and SiFive, Inc.	Quarterly Report on Form 10-Q (File No. 001-33071)	August 9, 2022
10.3		First Amendment to Credit Agreement, dated August 16, 2022, by and among eHealth, Inc., Blue Torch Finance LLC and the lenders identified therein.	Current Report on Form 8-K (File No. 001-33071)	August 22, 2022
10.4		Amended and Restated 2021 Inducement Plan	Current Report on Form 8-K (File No. 001-33071)	October 5, 2022
10.5	†	Amended and Restated 2014 Equity Inducement Plan
31.1	†	Certification of Francis Soistman, Chief Executive Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	†	Certification of Christine Janofsky, Chief Financial Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	‡	Certification of Francis Soistman, Chief Executive Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	‡	Certification of Christine Janofsky, Chief Financial Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	†	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	†	Inline XBRL Taxonomy Extension Schema Document
101.CAL	†	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	†	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	†	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	†	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		The cover page from the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2022, formatted in Inline XBRL and contained in Exhibit 101
†    Filed herewith.
‡    Furnished herewith.
*    Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EHEALTH, INC.
Date:	November 8, 2022	/s/ Francis Soistman
Francis Soistman Chief Executive Officer (Principal Executive Officer)
Date:	November 8, 2022	/s/ Christine Janofsky
Christine Janofsky Chief Financial Officer (Principal Financial Officer)