Form 10-K
period 2022-12-31
eHealth, Inc.
filed 2023-03-01
CIK 1333493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
2625 AUGUSTINE DRIVE, SUITE 150
SANTA CLARA, CA 95054
 (Address of principal executive offices) (Zip Code)

(650) 210-3150
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.001 per share	EHTH	The Nasdaq Stock Market LLC
 Securities registered pursuant to Section 12(g) of the Act: None
_____________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
Based on the closing price of the registrant’s common stock on the last business day of the registrant’s most recently completed second fiscal quarter, which was June 30, 2022, the aggregate market value of its shares (based on a closing price of $9.33 per share) held by non-affiliates was $252.0 million. Shares of the registrant’s common stock held by each executive officer and director and by each person who may be deemed to be an affiliate of the registrant have been excluded from this computation. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of February 15, 2023 was 27,613,675 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement for the 2023 Annual Meeting of Stockholders, which is expected to be filed within 120 days after the Company’s fiscal year ended December 31, 2022, are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

EHEALTH, INC.
FORM 10-K

Summary of Risk Factors

The following is a summary of the principal risks we face, any of which could adversely affect our business, operating results, financial condition or prospects:

•The markets in which we participate are intensely competitive, and if we cannot compete effectively against current and future competitors, including government-run health insurance exchanges, our business, operating results and financial condition could suffer.
•Our business may be harmed if we lose our relationship with health insurance carriers or our relationship with health insurance carriers is modified.
•We derive a significant portion of our revenue from a small number of health insurance carriers, and any impairment of our relationship with them or impairment of their business could adversely affect our business, operating results and financial condition.
•If we are unable to successfully attract and convert qualified prospects into members for whom we receive commissions, our business, operating results and financial condition would be harmed.
•Our financial results will be adversely impacted if we are unable to retain our existing members.
•Our business is seasonal in nature, and if we are not successful in responding to changes in the seasonality of our business, our business, operating results and financial condition could be harmed.
•Changes in our management or key employees could affect our business and financial results.
•Our business success depends on our ability to timely hire, train and retain qualified licensed health insurance agents to provide superior customer service and support our strategic initiatives while also controlling our labor costs.
•Our business may be harmed if we are not successful in executing on our operational and strategic plans, including our growth strategies, cost-saving and enrollment quality initiatives.
•Our failure to effectively manage our operations and maintain our company culture as our business evolves and our work practices change could harm us.
•If we are not able to maintain and enhance our brand, our business and operating results could be harmed.
•We depend upon Internet search engines and social media platforms to attract a significant portion of the consumers who visit our website, and if we are unable to effectively advertise on search engines or social media platforms on a cost-effective basis, our business and operating results would be harmed.
•We rely significantly on marketing partners, and our business and operating results would be harmed if we are unable to maintain effective relationships with our existing marketing partners or if we do not establish successful relationships with new marketing partners.
•If our carrier advertising and sponsorship program is not successful, our business, operating results and financial condition could be harmed.
•Our commission revenue could be negatively impacted by changes in our estimated conversion rate of an approved member to a paying member, our forecast of average plan duration or our forecast of likely commission amounts.
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
•Changes and developments in the health insurance industry or system, including changes in laws and regulations, could harm our business, operating results and financial condition.
•From time to time we are subject to various legal proceedings which could adversely affect our business.
•We may be unable to operate our business if we fail to maintain our health insurance licenses and otherwise comply with the numerous laws and regulations applicable to the sale of health insurance.
•Increasing regulatory focus on privacy and security issues and expanding laws could impact our business and expose us to increased liability.

•Any legal liability, regulatory penalties, complaints or negative publicity related to the information on our website or that we otherwise provide could harm our business, operating results and financial condition.
•Our operating results will be impacted by factors that impact our estimate of the constrained lifetime value of commissions per approved member.
•Our agreements with our lender and convertible preferred stock investors contain restrictions that impact our business and expose us to risks that could materially adversely affect our liquidity and financial condition.
•Operating and growing our business is likely to require additional capital, and if capital is not available to us, our business, operating results and financial condition may suffer.
•If we fail to properly maintain existing or implement new information systems, our business may be materially adversely affected.
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
•Our convertible preferred stock investors have rights, preferences and privileges that are not held by, and are preferential to, the rights of our common stockholders, which could adversely affect our liquidity and financial condition, result in the interests of our convertible preferred stock investors differing from those of our common stockholders and make an acquisition of us more difficult.
•We are subject to risks associated with public health crises, pandemics, natural disasters, changing climate conditions and other extreme events, including legal, regulatory and social responses thereto, which have and could have an adverse effect on our business.
•We face risks related to heightened inflation, recession, financial and credit market disruptions and other economic conditions.

Our Risk Factors are not guarantees that no such conditions exist as of the date of this report and should not be interpreted as an affirmative statement that such risks or conditions have not materialized, in whole or in part.

Forward-Looking Statements
In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words “expect,” “anticipate,” “believe,” “estimate,” “target,” “goal,” “project,” “hope,” “intend,” “plan,” “seek,” “continue,” “may,” “could,” “should,” “might,” “forecast,” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements include, among other things, statements regarding our expectations relating to estimated membership; our estimates regarding the constrained lifetime value of commissions and commissions receivable; our expectations relating to revenue, operating costs, cash flows and profitability; our expectations regarding our strategy and investments; our expectations regarding our business, including market opportunity, consumer demand and our competitive advantage; our expectations regarding our individual and family business, Medicare Supplement and other ancillary products, including anticipated trends and our ability to enroll individuals and families into qualified health plans; the impact of future and existing laws and regulations on our business; the impact of the COVID-19 pandemic and other public health crises, illnesses, epidemics or pandemics on our business; our expectations regarding commission rates, payment rates, conversion rates, plan termination rates and duration, membership retention rates and membership acquisition costs; our expectations regarding health insurance agents licensing and productivity; our expectations regarding beneficiary complaints, customer experience and enrollment quality; our expectations relating to the seasonality of our business; expected competition, including from government-run health insurance exchanges and other sources; our expectations relating to marketing and advertising expense and expected contributions from our marketing and strategic partnership channels; the timing of our receipt of commission and other payments; our critical accounting policies and related estimates; liquidity and capital needs; political, legislative, regulatory and legal challenges; the merits or potential impact of any lawsuits filed against us; as well as other statements regarding our future operations, financial condition, prospects and business strategies.

We have based these forward-looking statements on our current expectations about future events. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Our actual results may differ materially from those suggested by these forward-looking statements for various reasons, including our ability to retain existing members and enroll new members during the annual healthcare open enrollment period, the Medicare annual enrollment period, the Medicare Advantage open enrollment period and other special enrollment periods; changes in laws, regulations and guidelines, including in connection with health care reform or with respect to the marketing and sale of Medicare plans; competition, including competition from government-run health insurance exchanges and other sources; the seasonality of our business and the fluctuation of our operating results; our ability to accurately estimate membership, lifetime value of commissions and commissions receivable; changes in product offerings among carriers on our ecommerce platform and changes in our estimated conversion rate of an approved member to a paying member the resulting impact of each on our commission revenue; the concentration of our revenue with a small number of health insurance carriers; our ability to execute on our growth strategy and other business initiatives; changes in our management and key employees; our ability to hire, train, retain and ensure the productivity of licensed health insurance agents and other employees; exposure to security risks and our ability to safeguard the security and privacy of confidential data; our relationships with health insurance carriers; the success of our carrier advertising and sponsorship program; our success in marketing and selling health insurance plans and our unit cost of acquisition; our ability to effectively manage our operations as our business evolves and execute on our transformational plan and other strategic initiatives; the need for health insurance carrier and regulatory approvals in connection with the marketing of Medicare-related insurance products; changes in the market for private health insurance; consumer satisfaction of our service and actions we take to improve the quality of enrollments; changes in member conversion rates; changes in commission rates; our ability to sell qualified health insurance plans to subsidy-eligible individuals and to enroll subsidy-eligible individuals through government-run health insurance exchanges; our ability to maintain and enhance our brand identity; our ability to derive desired benefits from investments in our business, including membership growth and retention initiatives; reliance on marketing partners; the impact of our direct-to-consumer email, social media, telephone and television marketing efforts; timing of receipt and accuracy of commission reports; payment practices of health insurance carriers; dependence on our operations in China; the restrictions in our debt obligations; the restrictions in our investment agreement with convertible preferred stock holders; our ability to raise additional capital; compliance with insurance, privacy and other laws and regulations; the outcome of litigation in which we are may from time to time be involved; the performance, reliability and availability of our information technology systems, ecommerce platform and underlying network infrastructure; public health crises pandemics, natural disasters, changing climate conditions and other extreme events; and general economic conditions, including inflation, recession, financial and credit market disruptions; and those identified under the heading “Risk Factors” in Part II, Item 1A. of this report and those discussed in our other Securities and Exchange Commission filings. Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in this report are made only as of the date hereof. Except as required by applicable law, we do not undertake, and specifically decline, any obligation to update any of these statements or to publicly announce the results of any revisions to any forward-looking statements, whether as a result of new information, future events, changes in assumptions or otherwise.

PART I

ITEM 1.    BUSINESS

Overview

We are a leading private health insurance marketplace with a technology and service platform that provides consumer engagement, education and health insurance enrollment solutions. Our mission is to expertly guide consumers through their health insurance enrollment and related options, when, where, and how they prefer. Our platform leverages technology to solve a critical problem in a large and growing market by aiding consumers in what has traditionally been a complex, confusing and opaque health insurance purchasing process.

Our omnichannel consumer engagement platform differentiates our offering from other brokers and enables consumers to use our services online, by telephone with a licensed insurance agent or through a hybrid online assisted interaction that includes live agent chat and co-browsing capabilities. We have created a consumer-centric marketplace that offers consumers a broad choice of insurance products that includes thousands of Medicare Advantage, Medicare Supplement, Medicare Part D prescription drug, individual, family, small business, and other ancillary health insurance products from approximately 200 health insurance carriers across all fifty states and the District of Columbia. Our plan recommendation tool curates this broad plan selection by analyzing customer health-related information against plan data for insurance coverage fit. This tool is supported by a unified data platform and is available to our ecommerce customers and our licensed agents. We strive to be the most trusted partner to the consumer in their life’s journey through the health insurance market.

We operate our business in two segments: (1) Medicare, and (2) Individual, Family and Small Business. Our Medicare segment represents the majority of our business and constituted approximately 89% of our revenue in 2022. We derive the majority of our revenues from commission payments paid to us by health insurance carriers related to insurance plans that have been purchased by members who used our services. Our platform and services are free to the consumer, and, as a broker, we do not take on underwriting risk.

In our Medicare segment, we have benefited from (1) demographic trends, with an average of approximately 10,000 people projected to turn 65 every day for the next ten years; (2) the strong value proposition of the Medicare Advantage program, which has provided overall superior health outcomes compared to traditional Medicare and a wide selection of plans that are increasingly offering extra benefits, including gym memberships, medical transport and nutritional services; (3) the increasing proportion of the Medicare eligible population that is choosing commercial insurance solutions such as Medicare Advantage and Medicare Supplement plans, rather than obtaining healthcare through the original Medicare program; and (4) consumers' growing propensity to comparison shop, including for healthcare insurance. In addition, our digital platform provides us with a strong competitive advantage as seniors' adoption of the Internet for research, social interaction, shopping, and other daily needs is growing and has been accelerated by the global COVID-19 pandemic.

In our Individual, Family and Small Business segment, we have benefited from the recent expansion of the premium tax credit subsidies that have made qualified health plans under the Affordable Care Act more affordable to consumers and cover the 2021 and 2022 plan years, with the passage of the American Recovery Plan Act, and extended from 2023 through 2025 with the passage of the 2022 Inflation Reduction Act. We have also benefited from the favorable plan retention dynamics with our existing customers.

Our Business Model

Our management evaluates our business performance and manages our operations in the following two segments:

Medicare Segment

Through a combination of demand generation strategies, we actively market a large selection of Medicare-related health insurance plans and, to a lesser extent, ancillary products such as dental and vision insurance and indemnity plans, to our Medicare-eligible consumers. Our Medicare ecommerce platform, which can be accessed through our websites (www.eHealthMedicare.com, www.PlanPrescriber.com and www.GoMedigap.com), and telephonic enrollment capabilities enable consumers to research, compare and purchase Medicare-related health insurance plans, including Medicare Advantage, Medicare Supplement, and Medicare Part D prescription drug plans. To the extent that we assist in the sale of Medicare-related insurance plans as a health insurance agent, either online, telephonically, or through a hybrid online assisted enrollment, we generate revenue as a result of commissions we receive from health insurance carriers. Our commissions include regular payments with respect to administrative services we perform. Our Medicare Supplement plan commissions include certain bonus payments, which are generally based on our attaining predetermined target sales levels or other objectives, as determined by the health insurance carriers.

In the first effective plan year of a Medicare Advantage and Medicare Part D prescription drug plan, after the health insurance carrier approves the application, we are paid a fixed commission that is prorated for the number of months remaining in the calendar year. Additionally, if the plan is the first Medicare Advantage or Medicare Part D prescription drug plan issued to the member because the beneficiary just became eligible for these products or has previously been covered through the traditional Medicare program, we may receive a higher commission amount that covers a full 12-month period, regardless of the month the plan was effective. Beginning with the second plan year and for as long as the member remains on that plan, we typically receive fixed, monthly commissions for Medicare Advantage plans and fixed, annual commissions for Medicare Part D prescription drug plans. We are paid commissions for Medicare Advantage and Medicare Part D prescription drug plans for which we are the broker of record, typically until either the plan is cancelled or we otherwise do not remain the agent on the plan. Commission payments we receive for Medicare Supplement plans sold by us typically are a percentage of the premium on the plan and are paid to us monthly until either the plan is cancelled or we otherwise do not remain the agent on the plan.

Medicare Advantage and Medicare Part D prescription drug plan pricing is approved by the Centers for Medicare and Medicaid Services ("CMS"), an agency of the United States Department of Health and Human Services, and is not subject to negotiation or discounting by health insurance carriers or our competitors. Similarly, Medicare Supplement plan pricing is set by the health insurance carrier and approved by state regulators and is not subject to negotiation or discounting by health insurance carriers or our competitors.

Individual, Family and Small Business Segment

We actively market individual and family health insurance plans ("IFP") and small business health insurance plans through our ecommerce platform, which can be accessed through our websites (www.eHealth.com and www.eHealthInsurance.com), and generate revenue as a result of commissions we receive from health insurance carriers whose health insurance plans are purchased through us, as well as commission override payments we receive for achieving sales volume thresholds or other objectives. In addition, we market a variety of ancillary products, including but not limited to, short-term, dental and vision plans. These ancillary products are offered to individual and family and small business consumers and are also sold on a standalone basis. The commission payments we receive for individual and family, small business, and ancillary health insurance plans are either a percentage of the premium consumers pay for those plans or a flat amount per member per month, and vary depending on the carrier that is offering the plan, the state where the plan was sold and the size of the small business. Commission payments are typically made to us on a monthly basis until either the plan is cancelled or we otherwise do not remain the agent on the plan. Health insurance pricing, which is set by the health insurance carrier and approved by state regulators, is not subject to negotiation or discounting by health insurance carriers or our competitors.

Non-Commission Revenue Sources

Within our two operating segments, we earn commission revenue, as well as non-commission revenue, or other revenue, which includes online sponsorship and advertising, lead referral, technology licensing revenue, and performance of other services, such as conducting health risk assessments.

Online Sponsorship and Advertising. We generate revenue from our sponsorship and advertising program that allows carriers to purchase advertising space for non-Medicare products on our website and potentially Medicare plan related advertising on separate websites that we develop, host and maintain. In addition, in connection with our Medicare plan advertising program, we may engage in other activities, including marketing. In return for our services, we typically are paid either a flat amount, a monthly amount, or, in our individual and family health insurance sponsorship advertising program, a performance-based fee based on metrics such as submitted health insurance applications.

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

Industry Background

The purchase of health insurance is a high-stakes decision for a consumer. Historically it has been a complex, time-consuming and paper-intensive process. The complexity and large number of plan options with a variety of coverage, provider networks, and out-of-pocket cost combinations can make it difficult to make informed health insurance decisions. The Internet’s convenient, information-rich and interactive nature offers the opportunity to provide consumers with more organized and transparent information, a broader choice of plans and a more efficient and accurate process than have typically been available from traditional health insurance distribution channels. We believe that the Internet is becoming an increasingly important channel for researching and enrolling into health insurance plans, similar to other consumer-focused industries such as travel, financial services and shopping.

Medicare is a federal program that provides persons sixty-five years of age and older, and some persons under the age of sixty-five who meet certain conditions, with hospital and medical insurance benefits. Medicare beneficiaries choose between Medicare Fee-For-Service and Medicare Advantage plans. Medicare Fee-For-Service is a government plan where the consumer is responsible for select health care related payments with no limit on out-of-pocket expenses. To increase coverage, Medicare Fee-For-Service beneficiaries can purchase commercially offered Medicare Supplement plans. Medicare Advantage is an alternative to Medicare Fee-For-Service. CMS contracts with private health insurance carriers under the Medicare Advantage and Medicare Part D prescription drug programs. Under these programs, the government pays health insurance carriers per enrollee to cover health care expenses rather than the government making payments directly to providers under Medicare Fee-For-Service. Medicare Advantage plans are required to cover the same services as Medicare Fee-For-Service and usually cover a variety of other health care services and include a cap on out-of-pocket spending for the consumer.

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

Our Growth Strategies

We believe that our consumer-centric omnichannel distribution model provides us competitive strengths in customer engagement and health insurance distribution and creates opportunities for growth in our core Medicare business and in other areas of the health insurance market. We intend to pursue the following strategies to further advance our business.

Pursue Deliberate Enrollment and Revenue Growth

In 2022, we purposefully slowed down our enrollment volume and revenue growth as we worked to implement a number of transformation initiatives aimed at increasing the effectiveness of our sales and marketing organizations and rationalizing our cost structure. In 2023, we expect to return to growth on an enhanced foundation with an emphasis on enrollment quality, member experience, and engagement.

We intend to pursue deliberate, targeted growth focusing on products, demand generation channels, fulfillment processes, and market segments that best leverage our competitive differentiation. We believe that consumers are increasingly favoring choice and the ability to comparison shop to achieve optimal health insurance coverage. Our omnichannel choice model that supports telephonic, online-unassisted and online-assisted interactions with eHealth is well aligned with the evolving needs and preferences of our customers and allows us to reach a large portion of the Medicare and broader health insurance markets.

Continue To Build Out Our Unified Omnichannel Marketing Engine

In 2022, we improved our lead quality and lowered our acquisition costs by narrowing down our marketing channels and campaigns to eliminate those initiatives that did not satisfy our criteria for return on investment. As we return to enrollment growth, we expect to start expanding and diversifying our channel mix though a disciplined, test-based approach to lead generation.

We plan to increase audience segmentation and targeting in our marketing activities, in recognition of the diverse nature of our end markets. For example, customers who are just aging into Medicare and looking for their first plan will respond to marketing materials and interact with our platform differently from those who are familiar with the program and are looking to switch from an existing plan to a new one. We believe a more tailored approach geared to specific needs of an audience will lead to further improvement in lead quality and enhance customer engagement. We also plan to align our marketing engine more closely with the new structure of our telesales organization by emphasizing local-market and product-specific campaigns.

We also plan to place a greater emphasis on building a distinct eHealth brand and achieving lasting awareness among our current and potential customers of our differentiated value proposition as a trusted, transparent advisor in a complex health insurance industry. We plan to communicate this value proposition throughout the customer journey, starting with a consistent message across all of our marketing channels, during customer interaction with our omnichannel platform as they research and shop for plans, and extending to post-enrollment member engagement activities.

Focus on Enrollment Quality and Member Retention

Our goal is to build a leadership position in our industry by establishing our omnichannel distribution platform as the gold standard for customer experience. We believe that success and sustainability of Medicare brokers is increasingly determined by customer satisfaction, retention, and other quality tracking metrics. This trend is redefining the competitive landscape in our business and has created significant competitive advantages for agents and brokers that emphasize member experience and collaborate with carriers on attaining quality goals.

Through continued improvements to our online experience and plan recommendation engine, enhancement to agent training, and comprehensive post-enrollment retention strategy, we strive to present Medicare beneficiaries with choices that best align with their unique circumstances and assist them in making future decisions should their insurance plan needs or personal circumstances change.

As a next phase of our retention strategy, we have introduced additional initiatives including targeted and personalized communications over a variety of channels meant to foster year-round awareness of eHealth and the services we provide. We also plan to introduce a more personalized customer support strategy for our new customers, providing them with increasingly seamless methods to reach dedicated support agents with any questions or concerns.

Drive Higher Conversions on our Platform

We plan to continue improving consumer experience and conversion rates across our entire omnichannel platform, regardless of how a customer first interacts with eHealth or how the final enrollment is made. This includes increasing the effectiveness of our telesales organization through a redesigned hiring, training, and career pathing program. We are also expanding the percentage of our agents who specialize in specific geographies and/or products, which has demonstrated a positive impact on the depth of their expertise and effectiveness in serving our customers. The changes to our demand generation strategy are also expected to contribute to higher conversion rates through better lead quality.

On the technology side, we plan to further enhance customers’ shopping and enrollment experience on our platform through multiple touchpoints. This includes advanced plan recommendation tools, online educational content, real-time customer data verification, and new platform features aimed at bridging online and offline experience, such as online chat and agent co-browsing. Our goal is to allow customers to interact with us on their terms, moving seamlessly between our website, call center, and electronic communications with licensed agents, and to provide them with personalized and consistent end-to-end experiences across mobile and website throughout critical customer journeys.

Diversify Our Revenue Streams

We intend to leverage our technology leadership, carrier relationships and distribution capabilities to pursue the diversification of our core business and revenue base. This will include investing for growth in existing product lines outside of the core Medicare Advantage business, as well as adding new products and services and accessing adjacent markets within the broader health insurance industry.

Within our existing product lines, we expect to generate enrollment growth and scale through targeted investments in our individual & family plans business, Medicare Supplement, dental, vision, and hearing plans, hospital indemnity plans, and related ancillary products that can be offered to our current customer demographics.

Further, we see opportunities to diversify our revenue streams by offering member engagement services, such as health risk assessments and supplementing our core broker-of-record business with dedicated carrier arrangements and business process outsourcing deals that leverage our call center capabilities to help field inbound call volumes for specific carriers.

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

Our Platforms and Technology

Our ecommerce platforms and consumer engagement solutions are built to provide market leading information, decision support, customer engagement, and transactional services to a broad group of health insurance consumers across the country while prioritizing accessibility to health insurance. Our ecommerce platforms organize and present voluminous and complex health insurance information in an objective format that empowers individuals, families and small businesses to research, analyze, compare and purchase a wide variety of health insurance plans. We have a technology and content team that is responsible for ongoing enhancements to the features and functionality of our ecommerce platforms, which we believe are critical to maintaining our technology leadership position in the industry. A large number of our technology and content employees are located in our subsidiary in Xiamen, China. There are many risks associated with having an operation and doing business in China. Information regarding risks involving our operations in China is included in Part I, Item 1A, Risk Factors, of this Annual Report on Form 10-K.

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

Online Application and Enrollment Forms. Health insurance applications vary widely by carrier and state. Our proprietary application tool allows us to capture each insurance application’s unique business rules and build a corresponding online application. Our online application process offers our consumers significant improvements over the traditional, paper-intensive application process. It employs dynamic business logic to help individuals and families complete the application and enrollment forms correctly in real-time. This reduces delay resulting from application rework, a significant problem with traditional health insurance distribution, where incomplete applications are mailed back and forth between the consumer, the traditional agent, and the carrier. We further simplify the enrollment process by accepting electronic signatures.

Customer and Carrier Data Interchange. Our digital data interface technology integrates our online application process with health insurance carriers’ technology systems, enabling us to deliver our consumers’ applications to health insurance carriers electronically. Our digital interface technology also expedites the loading of insurance product inventory into our various shopping experiences and accelerates the application process by eliminating manual delivery. We also receive alerts and data from carriers, such as notification of approval or a request from a carrier for a consumer’s medical records for underwriting purposes, which we then relay electronically to the consumer. These features of our service help prevent applications from becoming delayed or rejected through inactivity of the consumer or the carrier.

Call Center Technology Systems. Our proprietary agent-assist management systems enable us to provide a full range of personalized customer service tasks efficiently while complying with Medicare and health insurance regulatory requirements. Call center agents have script-on-screen tools that align to health insurance needs and leverage a common back-office platform that powers our direct-to-consumer shopping experience. Our systems also have customer relationship management tools that can track each consumer throughout the application process, obtain real-time updates from the carrier, generate automated emails specific to each consumer and access a cross-sell engine and dashboard to identify and track cross-sell opportunities. Our auto-email system is feature-rich with HTML capability, customizable merge tags, granular segmentation and tracking capability.

Customer Center. Our Customer Center enables members to create a secure personal profile that stores their prescription drug regimen, preferred doctors and pharmacies, current coverage, and other relevant data. This data is available to the member and our licensed agents that they contact. After members create a Customer Center account, our technology will import details provided to an agent over telephone to the account. The following are important benefits of our Customer Center:

•Empowers Medicare beneficiaries to take control of their personal information - Our Customer Center puts our members in the driver's seat by helping them track and update the information they need when it is time to reconsider their coverage options.

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

Information Security

Information security is an integral part of our business. We emphasize that information security is “everyone’s responsibility.” We are committed to maintaining information security through responsible management, appropriate use, and protection according to relevant legal and regulatory requirements and our contractual relationships. We maintain an office of the chief information security officer ("CISO") focused on information and systems technology and corporate governance to drive a common security framework practice. The office of the CISO concentrates on technology, behaviors, and safeguarding information from unauthorized or inappropriate access, use, or disclosure. The audit committee of our board of directors oversees information and cybersecurity risks and reviews status with our CISO periodically. We utilize various industry-recognized information security frameworks, including SOC-2, National Institute of Standards and Technology, Payment Card Industry Data Security Standard, Center for Internet Security ("CIS") Controls, and CIS Benchmarks.

Intellectual Property

We rely on a combination of patent, trademark, copyright and trade secret laws in the United States and other jurisdictions, as well as confidentiality procedures and contractual provisions, to protect our proprietary technology and our brand. We also have filed patent applications that relate to certain of our technology and business processes.

Marketing

We focus on building brand awareness, increasing Medicare, individual, family and small business customer visits to our websites and telephonic sales centers, and converting these visitors into members. Our marketing initiatives are varied and numerous, spanning both acquisition and retention marketing. They include:

Direct Marketing. Our direct marketing channel consists of consumers who call our call centers directly or access our websites (e.g., eHealth.com, eHealthInsurance.com, eHealthMedicare.com, and GoMedigap.com) either directly or through algorithmic search listings on Internet search engines and directories. Our direct marketing programs include direct mail, email marketing, search engine optimization, and television/video (including linear, connect television devices, and over the top media).

Online Advertising. Our online advertising channel consists of consumers who access our website or call centers through paid keyword search advertising from search engines such as Google and Bing, paid social platforms like Facebook, as well as various Internet marketing programs such as display advertising and retargeting campaigns. Our online advertising programs are delivered across all Internet-enabled devices, including desktop computers, tablet computers and smart phones.

Marketing Partners. Our marketing partner channel consists of consumers who access our website and call centers through a network comprised of partners that drive consumers to our ecommerce platform and call centers. These partners include health care industry participants, such as insurance carriers; affiliate organizations; online advertisers and content providers that are specialists in paid and unpaid (algorithmic) search, as well as specialists in other types of Internet marketing; pharmacies and hospital networks; financial and online services partners in industries such as banking, insurance and mortgage; and off-line lead generators who specialize in traditional direct marketing channels, such as direct mail.

Strategic Partner Marketing. Our strategic partner marketing channel consists of co-branded direct marketing with brands to serve their constituencies across key industry vertical categories. We also offer a suite of product integrations to assist in optimizing partner traffic through our online and telephonic flows and provide business process outsourcing that leverages our call center capabilities to help field inbound call volumes for specific carriers. This in turn drives value for our strategic partner by helping fill a need of their clients.

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

Other agents and brokers. We compete with agents and brokers who offer and sell health insurance plans utilizing traditional offline distribution channels as well as the Internet. Our current competitors include the tens of thousands of local insurance agents across the United States who sell health insurance plans in their communities. A number of these agents operate websites and provide a limited online shopping experience for consumers interested in purchasing health insurance. In addition, there are a number of direct-to-consumer Medicare platforms that generate demand through a combination of online and traditional marketing channels and fulfill it through their call center operations.

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

Seasonality

The majority of our commission revenue is recognized in the fourth quarter of each calendar year under Accounting Standards Codification, Revenue from Contracts with Customers ("ASC 606"), which we adopted using the full retrospective transition method on January 1, 2018. We have historically sold a significant portion of

Medicare plans for the year in the fourth quarter during the Medicare annual enrollment period, when Medicare-eligible individuals are permitted to change their Medicare Advantage and Medicare Part D prescription drug coverage for the following year. During 2022, 2021, and 2020, 45%, 49%, and 57%, respectively, of our Medicare plan-related applications were submitted during the fourth quarter. As a result, we generate a significant portion of our commission revenues related to new Medicare plan-related enrollments in the fourth quarter.

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

The annual open enrollment period for individual and family health insurance also takes place in the fourth quarter of the calendar year, resulting in seasonality of individual and family plan submitted applications volume. During 2022, 2021, and 2020, 55%, 38%, 56%, respectively, of our individual and family plan-related applications were submitted during the fourth quarter. As a result, we generate a significant portion of our commission revenues related to individual and family plan-related enrollments in the fourth quarter. Individuals and families generally are not able to purchase individual and family health insurance outside of the annual enrollment period, unless they qualify for a special enrollment period as a result of certain qualifying events, such as losing employer-sponsored health insurance or moving to another state. Extended open enrollment or special enrollment periods may change the seasonality of our individual and family health insurance business. For example, the COVID-related special enrollment period for individual and family health insurance that ended on August 15, 2021 caused increased sales of individual and family health insurance plans outside of the open enrollment period.

Our marketing and advertising expenses are typically lower in each of our first through third quarters compared to the fourth quarter. We incur a significant portion of our marketing and advertising expenses in the fourth quarter as a result of the Medicare annual enrollment period and the open enrollment period under the Affordable Care Act. We expect this seasonal trend in marketing and advertising expenses to continue in 2023.

Prior to 2021, in preparation for the Medicare annual enrollment period, and to a lesser extent for the open enrollment period for individual and family health insurance plans, we typically began increasing our customer care center staff during the third and fourth quarters to handle the anticipated increased volume of health insurance transactions, which resulted in higher customer care and enrollment expenses in the third and fourth quarters. Historically, a significant portion of the seasonal increase in customer care center staffing was through the utilization of vendors that employ their own health insurance agents. During 2021, we shifted the mix of our telesales capacity towards full-time internal agents and away from third party vendor agents and began increasing our telesales capacity earlier in the year, during the second quarter. In 2022, we maintained our strategy of keeping the majority of our agent force internal. We plan to maintain our in-house telesales agent force year-round, net of natural attrition, and expect to increase our internal agents' utilization outside of the enrollment periods by expanding our offerings of ancillary products and carrier call center outsourcing programs and increasing our outbound calling efforts. Our customer care and enrollment expenses will still be highest in the fourth quarter and lowest in second quarter but the seasonal fluctuation is expected to be of a lower magnitude.

Current Economic Conditions

Recent macroeconomic events including rising inflation, the U.S. Federal Reserve raising interest rates, and supply chain disruptions have led to further economic uncertainty. Volatile market conditions related to the COVID-19 pandemic and other macroeconomic events have, at times, and may in the future negatively impact our results of operations and cash flows. Conversely, we believe the COVID-19 pandemic had an impact on consumer behavior when it comes to selecting and utilizing health insurance. We believe that more seniors have become more likely to shop for Medicare products online or over the phone versus a face-to-face meeting with a traditional broker, which could have a positive impact on comparison Medicare platforms such as ours.

Additionally, we have seen and may continue to see cost savings from the shift to remote and distributed work for all of our employees in areas including events, travel, utilities, and other benefits. Certain of these cost savings may continue beyond the resolution of the COVID-19 pandemic in connection with our remote first workplace model, as described below.

Government Regulation and Compliance

Insurance and Healthcare Regulations. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act which became law in March 2010 (collectively, the "Affordable Care Act"), have primarily impacted our business of selling individual, family and small business insurance plans. The Affordable Care Act, among other things, established annual open enrollment periods for the purchase of individual and family health insurance. Individuals and families generally are not able to purchase individual and family health insurance outside of the annual enrollment periods, unless they qualify for a special enrollment period as a result of certain qualifying events, such as losing employer-sponsored health insurance or moving to another state. Moreover, in order to be eligible for a subsidy, qualified individuals must purchase subsidy-qualifying health plans, known as qualified health plans, through a government-run health insurance exchange during the open enrollment period or a special enrollment period. While they are not required to do so, government-run exchanges are permitted to allow agents and brokers to enroll individuals and families into qualified health plans through them. The Federally Facilitated Marketplace ("FFM") run by CMS operated some part of the health insurance exchange in 33 states during the last health care open enrollment period. Our enrollment of individuals and families into qualified health plans to date has generally occurred through the FFM.

We currently distribute health insurance plans in all 50 states and in the District of Columbia. The health insurance industry is heavily regulated. Each of these jurisdictions has its own rules and regulations relating to the offer and sale of health insurance plans, typically administered by a department of insurance. State insurance departments have administrative powers relating to, among other things: regulating premium prices; granting and revoking licenses to transact insurance business; approving individuals and entities to which, and circumstances under which, commissions can be paid; regulating advertising, marketing and trade practices; monitoring broker and agent conduct; and imposing continuing education requirements. We are required to maintain valid life and/or health agency and/or agent licenses in each jurisdiction in which we transact health insurance business.

In addition to state regulations, we also are subject to federal laws, regulations and guidelines issued by CMS that place a number of requirements on health insurance carriers and agents and brokers in connection with the marketing and sale of Medicare Advantage and Medicare Part D prescription drug plans. We are subject to similar requirements of state insurance departments with respect to our marketing and sale of Medicare Supplement plans. Medicare plans are not generally able to be purchased outside of an annual enrollment period that occurs in the fourth quarter of the year, subject to exception for individuals aging into Medicare eligibility and for individuals who qualify for a special enrollment period as a result of certain qualifying events. In addition, Medicare Advantage plan enrollees may enroll in another Medicare Advantage plan or disenroll from their Medicare Advantage plan and return to original Medicare during the Medicare Advantage open enrollment period that generally occurs in the first quarter of the year. CMS and state insurance department regulations and guidelines include a number of prohibitions regarding the ability to contact Medicare-eligible individuals and place many restrictions on the marketing of Medicare-related plans. For example, we or our health insurance carrier partners are required to file with CMS and state departments of insurance certain of our websites, our call center scripts and other marketing materials we, or in some cases our partners, use to market Medicare-related plans and require publication or additional notice and disclaimers. In some instances, CMS or state departments of insurance must approve the material before we use it. In addition, the laws and regulations applicable to the marketing and sale of Medicare-related plans are ambiguous, complex and, particularly with respect to regulations and guidance issued by CMS for Medicare Advantage and Medicare Part D prescription drug plans, change frequently.

Data Privacy and Security Regulations. We are subject to various federal and state privacy and security laws, regulations and requirements. These laws govern our collection, use, disclosure, protection and maintenance of the individually-identifiable information that we collect from consumers. For example, we are subject to the Health Insurance Portability and Accountability Act ("HIPAA").  HIPAA and regulations adopted pursuant to HIPAA require us to maintain the privacy of individually-identifiable health information that we collect on behalf of health insurance carriers, implement measures to safeguard such information and provide notification in the event of a breach in the privacy or confidentiality of such information. In addition to our obligations we may have under contracts with health insurance carriers and others regarding the collection, maintenance, protection, use, transmission, disclosure or disposal of sensitive personal information, the use and disclosure of certain data that we collect from consumers is also regulated in some instances by other federal laws, including the Gramm-Leach-Bliley Act ("GLBA") and state statutes implementing GLBA. GLBA generally requires brokers to provide customers with notice regarding how their non-public personal health and financial information is used and the opportunity to “opt out” of certain disclosures before sharing such information with a third party, and which generally require safeguards for the protection of personal information. We regularly assess our compliance with privacy and security requirements. These requirements are evolving, and states are beginning to adopt additional requirements, such as the California Consumer Privacy Act, effective January 1, 2020, the California Privacy Rights Act, effective January 1, 2023, the Virginia Consumer Data Protection Act, effective January 1, 2023, the Colorado Privacy Act, effective July 1, 2023, the Utah Consumer Privacy Act, effective December 31, 2023, and the Connecticut Data Privacy Act, effective July 1, 2023. Such state privacy laws establish, among other things, new privacy rights for residents of the relevant state, such as the right to know what personal information has been collected about them, how we use and disclose this information, and the right to request deletion of that information. In addition to government action, health insurance carrier expectations relating to privacy and security protections are increasing and evolving. We have incurred significant costs to develop new processes and procedures and to adopt new technology in an effort to comply with privacy and security laws and regulations and carrier expectations and to protect against cyber security risks and security breaches. We expect to continue to do so in the future. Violations of federal and state privacy and security laws and other contractual requirements may result in significant liability and expense, damage to our reputation or termination of relationships with government-run health insurance exchanges and our members, marketing partners and health insurance carriers.

Human Capital Resources

As of December 31, 2022, we had approximately 1,515 full-time employees, of which 951 were in customer care and enrollment, 284 were in technology and content, 225 were in general and administrative, and 55 were in marketing and advertising. Of the 1,515 full-time employees, 252 were non-US employees based in our subsidiary in China. None of our U.S. employees are represented by a labor union. As required under Chinese law, the employees in our Xiamen, China office established what is referred to as a labor union in China in January 2014. We have not experienced any work stoppages and consider our employee relations to be strong.

We value our employees for their critical role in the success of our business. We focus on our culture and maintain a generous benefits package for our employees to attract, motivate, and retain them. Health benefits we offer are extended to all full-time employees. Our employee wellness benefits include mental health and financial well-being benefits, including fertility assistance, a tuition reimbursement program, a student loan repayment program, and financial counseling resources. We also offer manager level employees access to a robust manager development program as well as additional free online career enrichment courses through LinkedIn Learning that span various disciplines. In 2020, we implemented an employee stock purchase program for our U.S. employees which enables them to purchase shares of our common stock at a discount from market prices and participate in equity ownership of us. We have also introduced expanded offerings for virtual employee training to ensure our employees continue to develop their skills while working remotely.

We focus on diversity, equality, and inclusion, and they form a part of our culture and values. We recently formed a diversity and inclusion committee to identify ways in which we can further support a culture of acceptance and inclusivity. The breakdown of our employees by gender is as follows:

	United States	China
Male	612	96
Female	646	144
Not disclosed	5	12

The breakdown of our US employees by race is as follows:

US Employees by Race

American Indian or Alaska Native
Asian
Black or African American
Hispanic or Latino
Native Hawaiian or Other Pacific Islander
Two or more races
Unknown
White
0.5%
12.7%
12.2%
7.8%
0.8%
2.9%
10.1%
53.0%

The members of our board of directors represent a diverse perspective. The board currently is made up of nine members and has always included a majority of independent directors. Our board membership includes three women, one director who is a member of the LGBTQ+ community, and one director who is of Hispanic and Asian heritage.

Environmental, Social and Corporate Governance ("ESG")

Starting in 2021, we published our inaugural Sustainability Report, which marked the beginning of our ESG journey as we made a company-wide commitment to a stronger focus on our long-term ESG opportunities and risks while also embedding them into our corporate strategy. Our report and future strategy are informed by an internal materiality assessment, and relevant topics identified through third-party reporting frameworks including Sustainability Accounting Standards Board, Global Reporting Initiative, and the United Nations Sustainable Development Goals. In 2022 we published our 2nd Sustainability Report. We are dedicated to making a difference in the lives of consumers, for our associates, partners and shareholders, and society.

Climate Change

Though our direct environmental impact is limited, we believe that we all have a role to play in effectively planning for, and mitigating the effects of, climate change. Therefore, we consider climate-related risks when assessing our larger enterprise-level risks. We support science-based climate policies and decarbonization actions in alignment with the Paris Agreement and the Intergovernmental Panel on Climate Change. We intend to align with the recommendations of the Financial Stability Board's Task Force on Climate-Related Financial Disclosures ("TCFD") and plan to expand our climate disclosures in the coming year using the TCFD framework. We voluntarily offset our 2020 and 2021 greenhouse gas emissions using renewable energy certificates to reduce our impact and help increase the demand for renewable energy. We also plan to offset our 2022 greenhouse gas emissions. Additionally, we also consider how we can build upon our business model to reduce environmental impacts, such as those associated with the use of paper for processing insurance applications. Through the use of our online platforms, we have transformed a paper intensive health insurance application process into an easy-to-use digital experience. Our transition to being a remote first company in 2022 has significantly reduced our real estate footprint. For the office space we do use, we plan to select and design our offices in a manner that promotes the health, well-being, and productivity of our workforce and plan to consider the environmental impacts of our facilities. We have extended our data tracking mechanisms to better understand our organizational footprint and to identify ways to further mitigate our impact on the environment, including increasing the automation of our procurement activities.

Corporate Information

We were incorporated in Delaware in November 1997. Our principal executive offices are located at 2625 Augustine Drive, Suite 150, Santa Clara, CA 95054, and our telephone number is (650) 210-3150.

Available Information

We make available free of charge on the Investor Relations page of our web site (ir.ehealthinsurance.com) our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after we file such material with, or furnish it to, the Securities and Exchange Commission (the "SEC"). The SEC also maintains an Internet website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Our corporate governance guidelines, code of business conduct, audit committee charter, compensation committee charter, and nominating and corporate governance committee charter are available on the governance page of our website at ir.ehealthinsurance.com. The information that can be accessed on or through our websites is not part of this Annual Report on Form 10-K.

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

Risks Related to Our Business
The markets in which we participate are intensely competitive, and if we cannot compete effectively against current and future competitors, including government-run health insurance exchanges, our business, operating results and financial condition could suffer.

The market for selling health insurance plans is characterized by intense competition, and we face challenges associated with evolving distribution models, industry and regulatory standards, customer price sensitivity and macro economic conditions. To remain competitive against our current and future competitors, we need to continue to enhance the online health insurance shopping experience and functionalities of our website and customer care operations that our current and future customers may use to purchase health insurance products from us. We also need to work with the health insurance carriers to be able to offer a variety of quality health insurance plans on our platform from which our customers may choose. We will also need to market our services effectively and drive a substantial number of consumers interested in purchasing health insurance to our website and customer care centers during the relevant enrollment periods in a cost-effective manner.

We compete with government-run health insurance exchanges, among others, with respect to our sale of Medicare-related and individual and family health insurance. The federal government operates a website where Medicare beneficiaries can purchase Medicare Advantage and Medicare Part D prescription drug plans or be referred to carriers to purchase Medicare Supplement plans. We also compete with the original Medicare program. The Affordable Care Act exchanges have websites where individuals and small businesses can purchase health insurance, and they also have offline customer support and enrollment capabilities. Our competitors also include local insurance agents across the United States who sell health insurance plans in their communities, companies that advertise primarily through television, and companies that operate call centers or websites that provide quote information or the opportunity to purchase health insurance telephonically or online, including lead aggregator services. Although we work with many health insurance carriers on marketing and selling their insurance plans on their behalf, many of them also compete with us by directly marketing and selling their plans to consumers through call centers, Internet advertising and their own websites. In recent years, we have also seen increased competition from national telesales insurance brokers.

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

The success of our business depends upon our ability to enter into new and maintain existing relationships with health insurance carriers on favorable economic terms. Any impairment of our relationship with, or the material financial impairment of, these health insurance carriers or our inability to enter into new relationships with other health insurance carriers could adversely affect our business, operating results and financial condition.

Our contractual relationships with health insurance carriers are typically non-exclusive and terminable on short notice by either party for any reason. In many cases, health insurance carriers may also amend the terms of our agreements unilaterally, including commission rates, on short notice. Health insurance carriers may decide to reduce our commissions, rely on their own internal distribution channels to sell their own plans, determine not to sell their plans or otherwise limit or prohibit us from selling their plans. Carriers may also amend our agreements with them for a variety of reasons, including for competitive or regulatory reasons, dissatisfaction with the economics of the members that we place with them or because they do not want to be associated with our brand. In particular, the laws and regulations applicable to the business of selling Medicare-related health insurance are complex and frequently change. If we or our health insurance agents violate any of the requirements imposed by CMS, or applicable federal or state laws or regulations, health insurance carriers may terminate their relationship with us or require us to take corrective action if our Medicare product sales or marketing give rise to too many complaints.

The termination of our relationship with a health insurance carrier, the reduction of commission rates, or the amendment of or change in our relationship with a carrier has in the past reduced, and may in the future reduce, the variety, quality and affordability of health insurance plans we offer, cause a loss of commission payments, including commissions for past and/or future sales, cause a reduction in the estimated constrained lifetime values ("LTVs") we use for revenue recognition purposes, result in a loss of existing and potential members, adversely impact our profitability or have other adverse impacts, which could harm our business, operating results and financial condition. Health insurance carriers may also determine to exit certain states or increase premiums to a significant degree, which could cause our members’ health insurance to be terminated or our members to purchase new health insurance or determine not to pay for health insurance at all. If we lose these members, our business, operating results and financial condition could be harmed.
We derive a significant portion of our revenue from a small number of health insurance carriers, and any impairment of our relationship with them or impairment of their business could adversely affect our business, operating results and financial condition.

Our revenue has been concentrated in a small number of health insurance carriers and we expect that a small number of health insurance carriers will continue to account for a significant portion of our revenue for the foreseeable future. For example, Humana, UnitedHealthcare, Aetna and Centene accounted for 23%, 22%, 12% and 8%, respectively, of our total revenue for the year ended December 31, 2022, and accounted for 19%, 20%, 18% and 12%, respectively, of our total revenue for the year ended December 31, 2021. The same carriers accounted for 22%, 21%, 15% and 10%, respectively, of our total revenue for the year ended December 31, 2020. As discussed elsewhere in this Risk Factors section, our contractual relationships with health insurance carriers are typically non-exclusive and terminable on short notice by either party for any reason. In particular, given the concentration of our Medicare plan sales in a small number of carriers, if we lose a relationship with a health insurance carrier to market their Medicare plans, even temporarily, or if the health insurance carrier loses its Medicare product membership, our business, operating results and financial condition would be harmed.
If we are unable to successfully attract and convert qualified prospects into members for whom we receive commissions, our business, operating results and financial condition would be harmed.

We derive our revenues primarily from commission payments paid to us by health insurance carriers for Medicare-related health insurance and individual and family health insurance plans that have been purchased by members through our services. Our business success depends in large part on our ability to attract qualified prospects into our enrollment platform and provide a relevant and reliable experience in a cost-effective manner to convert such prospects into paying members for whom we receive commissions. We employ different marketing channels and may from time to time adjust our member acquisition strategy to attract visitors to our website and communicate with customers who contact our call centers. If our ability to market and sell Medicare-related health insurance and individual and family health insurance is constrained during the Medicare or individual and family health insurance enrollment periods for any reason, such as technology failures, interruptions in the operation of our ecommerce or telephony platforms, reduced allocation of resources, or any inability to timely employ, license, train, certify and retain our employees to sell health insurance, we could acquire fewer members, suffer a reduction in our membership, and our business, operating results and financial condition could be harmed. Our business may also be adversely affected by changes in the mix of products and services that we offer on our platform, changes in the mix of consumers who are referred to us through our direct, marketing partner and online advertising member acquisition channels, including the quality of sales leads, and by seasonal influences. In addition, adverse market events or economic conditions, such as inflation and rising unemployment levels, could impact consumer behavior and demand for health insurance. If more consumers decide to delay enrollment or decrease or discontinue coverage under plans sold through us, our business, operating results and financial condition would be adversely affected.

We have taken and may take additional actions to improve the customer experience, enhance accuracy of plan recommendations, reduce rapid disenrollment and beneficiary complaints, and improve the quality of our enrollments. Although we have in the past invested, and may from time to time invest, in various areas of our business, including technology and content, customer care and enrollment, and marketing and advertising to improve the quantity and quality of our membership enrollment in advance of enrollment periods, such investment may not result in a significant number of approved and paying members or may not be as cost-effective as we anticipated.
Our financial results will be adversely impacted if we are unable to retain our existing members.

We receive commissions from health insurance carriers for health insurance plans sold through us. When one of these plans is canceled, or if we otherwise do not remain the agent on the plan, we no longer receive the related commission payment. Health insurance carriers may choose to discontinue their health insurance plans for a variety of reasons, and when members update their health insurance plan, they may also select a different plan that is not sold through us, or we are otherwise no longer the agent on the plan. Consumers may also purchase individual and family and Medicare-related health insurance plans directly from other sources, such as our competitors, and we would not remain the agent on the policy and receive the related commission.

Our ability to grow and retain our membership depends on various factors, including agent productivity, the ability of enrollees to change their health plan outside of the Medicare annual enrollment period, the source of referrals and their enrollment experience. In addition, extended enrollment periods could lead to increased termination rates in the future, which could adversely impact our business, operating results and financial condition. Any decrease in the amount of time we retain our members on the health insurance plans that they purchased through us could adversely impact the estimated constrained LTVs we use for purposes of recognizing revenue, which would harm our business, operating results and financial condition. If we experience higher health insurance plan termination rates than we estimated when we recognized commission revenue, we may not collect all of the related commissions receivable, which could result in a reduction in LTV and a write-off of contract assets-commissions receivable, which would harm our business, operating results and financial condition. In addition, if agent productivity and member retention rates decline, our business, operating results and financial condition could be harmed.

Our business is seasonal in nature, and if we are not successful in responding to changes in the seasonality of our business, our business, operating results and financial condition could be harmed.

Due to the timing of Medicare and individual and family health plan annual enrollment periods, which may be subject to change from time to time, our financial results fluctuate and are not comparable from quarter to quarter. The Medicare annual enrollment period occurs from October 15 to December 7 each year, the individual and family health insurance open enrollment period occurs from November 1 through December 15 each year for most states, and the Medicare Advantage open enrollment period, during which Medicare-eligible individuals enrolled in a Medicare Advantage plan can switch to the original Medicare program or switch to a different Medicare Advantage plan, runs from January 1 through March 31 of each year. As a result, we have traditionally experienced an increase in the number of submitted Medicare-related applications and approved members during the fourth quarter and, to a lesser extent, in the first quarter, and an increase in Medicare plan related expense, including marketing and advertising expenses, during the third and fourth quarters in connection with the open enrollment periods. However, because commissions from approved customers are paid to us over time, our operating cash flows could be adversely impacted by a substantial increase in marketing and advertising expense.

Changes in timing of the Medicare or individual and family health plan enrollment periods, adoption of new or special enrollment periods, changes in eligibility and subsidies applicable to the purchase of health insurance, and changes in the laws and regulations that govern the sale of health insurance may occur from time to time and we may not be able to timely adjust to changes in the seasonality of our business, and our business, operating results and financial condition could be harmed.
Changes in our management or key employees could affect our business and financial results.

Our success is dependent upon the performance of our senior management and our ability to attract and retain qualified personnel for all areas of our organization. We may not be successful in attracting and retaining personnel on a timely basis, on competitive terms or at all. If we are unable to attract and retain the necessary personnel, our business would be harmed. Our executive officers and employees can terminate their employment at any time, and the loss of these individuals could harm our business, especially if we are not successful in developing adequate succession plans. In recent years, we have appointed several new executive officers across multiple functions, and we may have additional changes in the future. For example, in 2022, we have appointed a new chief operating officer and chief transformation officer, a new chief accounting officer, a new general counsel, a new chief marketing officer, a new chief people officer and a new chief financial officer. In 2023, we also appointed a new chief digital officer. The transition and the departure of members of our senior management could result in additional attrition in our senior management and key personnel, and any significant change in leadership over a short period of time could harm our business, operating results and financial condition.

We also depend on a relatively small number of licensed health insurance agents for certain key roles, and the loss of such key employees could harm our business. For example, we are required to appoint a single designated writing agent with each insurance carrier. A small number of our employees act as writing agent and each employee that acts as writing agent does so for a number of carriers. When an employee that acts as writing agent terminates their employment with us, we need to replace such writing agent with another employee who has health insurance licenses. Due to our national reach and the large number of carriers whose plans are purchased by our members, the process of changing writing agents has in the past taken and could take a significant period of time to complete. If the transition is not successful, our ability to sell health insurance plans may be interrupted, our agency relationship with particular insurance carriers may be terminated, our commission payments could be discontinued or delayed and, as a result, our business, operating results and financial condition would be harmed.
Our business success depends on our ability to timely hire, train and retain qualified licensed health insurance agents to provide superior customer service and support our strategic initiatives while also controlling our labor costs.

Our omnichannel consumer engagement platform enables customers to discover, compare and purchase a health insurance plan using our proprietary online search engine as well as receive assistance of a licensed insurance agent, by telephone, online chat or through a hybrid online assisted interaction such as co-browsing. Our customer care center operations is critical to our success and dependent on our ability to recruit, hire, train and effectively manage our licensed health insurance agents and other employees. In order to sell Medicare-related health insurance plans, our health insurance agent employees must be licensed by the states in which they are selling plans and certified and appointed with the health insurance carrier that offers the plans in each applicable state. We depend upon our employees, state departments of insurance, government exchanges and health insurance carriers for the licensing, certification and appointment of our health insurance agents. We may experience difficulties hiring a sufficient number of licensed agents and retaining existing licensed agents during the year and especially for the Medicare annual enrollment period. If we are not successful in these regards, our ability to sell Medicare-related health insurance plans will be impaired during the Medicare annual enrollment period, which would harm our business, operating results and financial condition.

Even if we are successful in hiring licensed health insurance agents, our success depends on the productivity of these health insurance agents. Failure to retain, train and ensure the productivity of our health insurance agents could result in lower than expected sold plans, conversion rates and revenue, higher costs of acquisition per member and higher plan termination rates, any of which could harm our business, operating results and financial condition. If our health insurance agents do not perform to the standards we expect of them or if we do not generate sufficient call volumes for our health insurance agents to remain productive, our sold plan volume, conversion and retention rates could be negatively impacted, and our business, operating results and financial condition would be harmed. If investments we make in our call center operations do not result in the returns we expected when making those investments, we could acquire fewer members, suffer a reduction in our membership, and our business, operating results and financial condition would be harmed.

Our business may be harmed if we are not successful in executing on our operational and strategic plans, including our growth strategies, cost-saving and enrollment quality initiatives.

Our future performance depends in large part upon our ability to execute our operational and strategic plans. Our success depends in large part on our ability to develop and improve products and services. We have in the past invested and may make significant investments in marketing and advertising, technology, customer care and enrollment.

Our growth strategy also involves investment in the development of new offerings and initiatives that differentiate us from our competitors, and accordingly, we may also enter into strategic partnerships aligned with our business and growth objectives. Pursuing and investing in these initiatives may increase our expenses and our organizational complexity, divert management's attention from other business concerns and also involve risks and uncertainties described elsewhere in this Risk Factors section, including the initiatives not achieving our retention, cost-savings, growth or profitability targets, inadequate return of capital on our investments, legal and regulatory compliance risks, potential changes in laws and regulations and other issues that could cause us to fail to realize the anticipated benefits of our investments and incur unanticipated liabilities. If we are not successful in executing on our operational and strategic plans or if we do not realize the expected benefits of our investments, our business, operating results and financial condition would be harmed.

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

Our future operating results will depend on our ability to manage our operations. It is also important to our success that we hire qualified personnel and properly train and manage them, all while maintaining our corporate culture and spirit of innovation. If we are not successful in these efforts, our growth and operations could be adversely affected. In the third quarter of 2022, we adopted a remote first workplace model in the United States, meaning that, except for those employees whose job responsibilities require in-office work, none of our employees are required to work at the office. While we believe allowing employees to work remotely will help us attract and retain talent, transitioning to and operating as a remote first company could negatively impact employee productivity and morale, sales and marketing efforts, customer success efforts, and revenue growth rates or other financial metrics, or create operational or other challenges, any of which could adversely impact our business, financial condition, and operating results in any given period, especially if such disruption occurs during or in our preparation for the Medicare annual enrollment period or individual and family health insurance enrollment periods. An increased number of employees in a remote work environment may also exacerbate certain risks to our business, including an increased demand for information technology resources, increased risk of phishing and other cybersecurity attacks, and increased risk of unauthorized dissemination of sensitive personal information or proprietary or confidential information about us or our customers or other third parties. Our product development initiatives could also be negatively impacted by the prevalence of remote work. Technologies in our employees' homes may also be more limited or less reliable than those provided in our offices. We may also be exposed to risks associated with the various locations of our remote employees, including compliance with local laws and regulations, and if employees fail to inform us of changes in their work location, we may be exposed to additional risks without our knowledge. If our key personnel or a significant portion of our employees are unable to work effectively in a remote setting or our business operations are otherwise disrupted during the Medicare or individual and family health insurance enrollment periods, the adverse impact on our business would be particularly pronounced. It may also be difficult for us to preserve our corporate culture, and our employees may have less opportunities to collaborate in meaningful ways, which could harm our ability to retain and recruit employees, innovate and operate our business effectively.
If we are not able to maintain and enhance our brand, our business and operating results could be harmed.

Our brand identity is critical to our relationships with existing members, marketing partners and health insurance carriers and to our ability to attract new members, marketing partners and health insurance carriers. The promotion of our brand in these and other ways may require us to make substantial investments and we anticipate that, as our market becomes increasingly competitive, these branding initiatives may become increasingly difficult and expensive. Our brand promotion activities may not be successful or yield increased revenue, and to the extent that these activities yield increased revenue, the increased revenue may not offset the expenses we incur and our operating results could be harmed. If we do not successfully maintain and enhance our brand, our business may not grow and we could lose our relationships with health insurance carriers, marketing partners and/or members, which would harm our business, operating results and financial condition. Negative incidents can erode trust and confidence quickly, and adverse publicity about us could damage our brand and reputation, undermine our customers’ confidence, affect our ability to recruit, engage, motivate and retain qualified staffs, attract regulatory scrutiny, and impact our relationships with current and potential partners.

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

We rely significantly on marketing partners, and our business and operating results would be harmed if we are unable to maintain effective relationships with our existing marketing partners or if we do not establish successful relationships with new marketing partners.

We frequently enter into contractual marketing relationships with partners that drive consumers to our ecommerce platform and call centers. These marketing partners include financial and online services companies, affiliate organizations, online advertisers and content providers, and other marketing vendors. We also have relationships with strategic marketing partners, including hospitals and pharmacy chains that promote our Medicare platforms to their customers as well as other provider groups, wellness, and other digital and affinity groups. We compensate many of our marketing partners for their referrals on either a submitted health insurance application basis or a per-referral basis or, if they are licensed to sell health insurance, we may share a percentage of the commission we earn from the health insurance carrier for each member referred by the marketing partner. The success of our relationship is dependent on a number of factors, including but not limited to the continued positive market presence, reputation and growth of the marketing partner, the effectiveness of the marketing partner in marketing our website and services, the compliance of each marketing partner with applicable laws, regulations and guidelines, the contractual terms we negotiate with our marketing partners, including the marketing fees we agree to pay and our ability to accurately and timely track, pay and manage marketing partners. We depend on our marketing partners for a large number of quality referrals to keep our health insurance agents productive. If our marketing partners fail to deliver effective and/or timely marketing campaigns, especially during the Medicare annual enrollment period, our business and financial condition could be harmed.

While we have relationships with a large number of marketing partners, we depend upon referrals from a limited number of marketing partners for a significant portion of the submitted applications we receive from our marketing partner customer acquisition channel. Given our reliance on our marketing partners, our business, operating results and financial condition would be harmed if we are unable to maintain successful relationships with these companies, if we fail to establish successful relationships with new marketing partners, if we experience competition in our receipt of referrals from high volume marketing partners, or if we are required to pay increased amounts to our marketing partners.

Competition for referrals from our marketing partners has increased particularly during the enrollment periods for Medicare-related health insurance and individual and family health insurance. We may lose marketing partner referrals if our competitors pay marketing partners more than we do or be forced to pay increased fees to our marketing partners, which could harm our business, operating results and financial condition. If we lose marketing partner referrals during the Medicare or individual and family health insurance enrollment periods, the adverse impact on our business would be particularly pronounced. In addition, the promulgation of laws, regulations or guidelines, or the interpretation of existing laws, regulations and guidelines, by state departments of insurance or by CMS, could cause our relationships with our marketing partners to change or be in non-compliance with those laws, regulations and guidelines. As discussed elsewhere in this Risk Factors section, the marketing and sale of Medicare plans are subject to numerous laws, regulations and guidelines at the federal and state level, and recent changes to the CMS marketing guidelines have resulted in a more complicated and time-consuming process for marketing material filing and the need to file a significantly greater number of our and our marketing partners'

marketing materials with CMS. If our marketing partners' marketing materials do not comply with the CMS marketing guidelines or other Medicare program related laws, rules and regulations, such non-compliance could result in our losing the ability to receive referrals of individuals interested in purchasing Medicare-related plans from that marketing material or being delayed in doing so. In the event that CMS or a health insurance carrier requires changes to, disapproves or delays approval of these materials, we could lose a significant source of Medicare plan demand and the operations of our Medicare business could be adversely affected. We also have relationships with marketing partners that utilize aspects of our platform and tools. Our relationships with these marketing partners result in the referral of a significant number of individuals to us who are interested in purchasing Medicare-related health insurance plans. If federal or state authorities were to change existing laws, regulations or guidelines, or interpret existing laws, regulations or guidelines, to prohibit these arrangements, or if marketing partners otherwise decided to no longer utilize aspects of our platform and tools, we could experience a significant decline in the number of Medicare-eligible individuals who are referred to our platforms and customer care centers, which would harm our business, operating results and financial condition.
If our carrier advertising and sponsorship program is not successful, our business, operating results and financial condition could be harmed.

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

In order to offer the qualified health plans that individuals and families must purchase to receive Affordable Care Act subsidies, agents and brokers must meet certain conditions, such as receiving permission to do so from the applicable government health insurance exchange, entering into or maintaining an agreement with the health insurance exchange or a partner of the exchange, ensuring that the enrollment and subsidy application is completed through the health insurance exchange and complying with privacy, security and other standards. In the event Internet-based agents and brokers such as us use the Internet for completion of qualified health plan selection purposes, their websites may be required to meet certain additional requirements. To the extent we enroll individuals and families into qualified health plans, we do so predominantly through the FFM, which runs all or part of the health insurance exchange in 33 states, using a third-party partnership. The number of states using the FFM may decrease in the future, reducing our ability to enroll members through the FFM. We may experience difficulty in satisfying the conditions and requirements to offer qualified health plans to our existing members and new potential members and in getting them enrolled through the FFM or any similar state-based exchange. If we are not able to satisfy these conditions and requirements, or if we are not able to successfully adopt and maintain solutions that allow us to enroll large numbers of individuals and families in qualified plans over the Internet both during and outside of open enrollment periods, we will lose existing members and new members and may incur additional expense, which would harm our business, operating results and financial condition.

We have entered into an agreement to outsource certain aspects of the enrollment process for qualified health plans to a third-party vendor in light of the expense and burden associated with the additional requirements. If we are unsuccessful in maintaining a relationship with our third-party vendor who is approved to use the process, we may not be able to enroll individuals into qualified health plans through the FFM or could be required to use an inferior process to do so, which could cause a reduction in our individual and family health insurance plan membership and commission revenue. In addition, if we are not able to maintain solutions to integrate with government-run health insurance exchanges or if the health insurance exchange websites and other processes are unstable or not consumer friendly, efficient and compatible with the process we have adopted for enrolling individuals and families into qualified health plans through the exchanges, we would not be successful in retaining and acquiring members, and our business, operating results and financial condition would be harmed. The FFM may at any time cease allowing us or our third-party vendor to enroll individuals in qualified health plans or change the requirements for doing so, or relevant government regulations or agencies may prevent us from efficiently working with our third-party vendor, including timely receiving and using data from our third-party vendor. If the FFM ceases allowing us or our third-party vendor to enroll individuals, if the FFM platform does not function properly or if we are prevented from efficiently working with our third-party vendor, our ability to retain existing members and add new members could be negatively impacted, which would harm our business, operating results and financial condition. Similarly for states that use state-based exchanges instead of the FFM, we may not be able to establish or maintain stable, consumer friendly, efficient or compatible legal arrangements or technical processes to enroll members in qualified health plans through such state-based exchanges, either directly with the governmental entities running such state-based exchanges or through appropriate third parties that allow us to access such state-based exchanges. If we are unable to adapt our operations in a timely, efficient and cost-effective manner to respond to changing circumstances to allow us to continue to effectively enroll members through the FFM and state-based exchanges, our business may be adversely affected.
Our commission revenue could be negatively impacted by changes in our estimated conversion rate of an approved member to a paying member, our forecast of average plan duration or our forecast of likely commission amounts.

Our commission revenue, which is primarily comprised of commissions from health insurance carriers, is computed using the estimated LTVs of commission payments that we expect to receive, and we re-compute LTVs for all outstanding cohorts on a quarterly basis. As a result, the rate at which consumers visiting our ecommerce platforms and customer care centers seeking to purchase health insurance are converted into approved members directly impacts our revenue. In addition, the rate at which consumers who are approved become paying members impacts the constrained LTV of our approved members, which impacts the revenue that we are able to recognize.

A number of factors have influenced, and could in the future influence, these conversion rates for any given period, some of which are outside of our control. These factors include, but are not limited to:

•changes in consumer shopping behavior due to circumstances outside of our control, such as economic conditions, inflation, public health crises or illnesses, consumers’ ability or willingness to pay for health insurance, adverse weather conditions or natural disasters, unemployment rates, availability of unemployment benefits or proposed or enacted legislative or regulatory changes impacting our business, including health care reform;
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

Our conversion rates can be impacted by changes in the mix of consumers referred to us through our member acquisition channels and whether they interact with a more seasoned health insurance agent. We have made and may in the future, make changes to our ecommerce platforms, telephonic operations, marketing material or enrollment process in response to regulatory or health insurance carrier requirements or undertake other initiatives in an attempt to improve consumer experience, increase retention, or for other reasons. These changes have in the past, and may have in the future, the unintended consequence of adversely impacting our conversion rates. For example, in response to the increased plan termination rate in our Medicare membership in 2020 and 2021, which negatively impacted the LTVs of our Medicare plan-related products, we introduced mandatory additional training for our agents and added a new customer care role to verify certain Medicare enrollments prior to submission in the third quarter of 2021. While our focus on enrollment quality improved retention rates and increased LTVs of our Medicare products in the second half of 2022, it temporarily led to lower call conversion rates and longer average talk times for telephonic enrollments, resulting in a reduction in enrollments and increased cost of acquisition that has negatively impacted our business, operating results and financial condition. A decline in the percentage of consumers who submit health insurance applications on our ecommerce platforms or telephonically via our customer care centers and are converted into approved and paying members could cause an increase in our cost of acquiring members on a per member basis and impact our revenue in any given period. To the extent the rate at which we convert consumers visiting our ecommerce platforms or telephonically via our customer care centers into members suffers, our membership may decline, which would harm our business, operating results and financial condition.

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

A portion of our operations is conducted by our subsidiary in China. Among other things, we use employees in China to maintain and update our ecommerce platform and perform certain tasks within our finance and customer care and enrollment functions. We rely on third-party vendors to communicate with our subsidiary in China. Our business would be harmed if our ability to communicate via these vendors with these employees failed, and we were prevented from promptly updating our software or implementing other changes to our database and systems, among other things. From time to time we receive inquiries from health insurance carriers relating to our operations in China and the security measures we have implemented to protect data that our employees in China may be able to access. As a part of these inquiries, we have implemented additional security measures relating to our operations in China, but may be required to implement further security measures to continue aspects of our operations in China. We may also be required to bring aspects of our operations in China back to the United States, which could be time-consuming and expensive and harm our operating results and financial condition. Health insurance carriers may also terminate our relationship due to concerns surrounding protection of data that our employees in China are able to access, which would harm our business, operating results and financial condition.

Our operations in China also expose us to different and unfamiliar laws, rules and regulations, including different intellectual property laws, which are not as protective of our intellectual property as the laws in the United States. United States and Chinese trade laws may also impose restrictions on the importation of programming or technology to or from the United States. We are also subject to anti-bribery and anti-corruption laws, privacy and data security laws, labor laws, tax laws, foreign exchange controls and cash repatriation restrictions in China. In recent years, China has adopted laws regulating cybersecurity and data protection. For example, a data security law in China that became effective on September 1, 2021 applies to the usage, collection and protection of data within China and imposes data security obligations and restrictions on transfers of certain data outside of China, including prohibition on providing any data stored in China to law enforcement authorities or judicial bodies outside of China without prior Chinese government approval. There remains considerable uncertainty as to how the data security law is applied, and the regulatory environment continues to evolve. Such laws, regulations and standards are complex, ambiguous and subject to change or interpretation, which create uncertainty regarding compliance. Compliance with these laws and regulations could cause us to incur substantial costs or require us to change our business operations in China. Violation of applicable laws and regulations could adversely affect our brand, affect our relationship with our health insurance carriers, and could result in regulatory enforcement actions and the imposition of civil or criminal penalties and fines, which would harm our business, operating results and financial condition.

Our business may be adversely impacted by changes in China’s economic or political condition, the relationship between China and the United States or other countries, and our ability to continue to conduct our current operations in China. Any such changes may be caused by geopolitical issues, natural disasters, war or other events or circumstances. We have experienced greater competition for qualified personnel in China, which has raised market salaries and increased our compensation costs related to employees in China. If competition for personnel increases further, our compensation expenses could rise considerably or, if we determine to not increase compensation levels, our ability to attract and retain qualified personnel in China may be impaired, which could harm our business, operating results and financial condition. These risks could cause us to incur increased expenses and could harm our ability to effectively and successfully manage our operations in China. Moreover, any significant or prolonged deterioration in the relationship between the United States and China could adversely affect our operations in China. Certain risks and uncertainties of doing business in China are solely within the control of the Chinese government, and Chinese law regulates the scope of our foreign investments and business conducted within China. The escalation of international tensions has increased the risk associated with our operations in China. Either the United States or the Chinese government may limit or sever our ability to communicate with our China operations or may take actions that force us to close our operations in China. We employ a large number of our technology and content employees in China, and we have other employees in China that support our business. Any disruption of our operations in China, including any disruption as a result of the Chinese government's COVID-19 related policies, would adversely impact our business. If we are required to move aspects of our operations out of China as a result of political or geopolitical issues, changes in laws, inquiries from health insurance carriers or for other reasons, we could incur increased expenses, and our business, operating results and financial condition could be harmed.

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

In June 2022, CMS released final versions of the rules initially proposed in January 2022, which included several new provisions aimed at Third Party Marketing Organizations. The final rules require us and our marketing partners to implement additional verbal and written disclaimers and require us to implement further oversight measures over our marketing partners, beginning with the Medicare annual enrollment period in 2022. Given the adoption of these rules, we may incur additional costs to generate and convert leads from our marketing partners, as well as additional administrative costs, which could adversely affect our business, operating results and financial condition. In addition, we are required to file marketing partner marketing materials relating to Medicare Advantage and Medicare Part D prescription drug plans with CMS, and health insurance carriers must review and approve the marketing materials.
In October 2022, CMS announced that in response to concerns about certain marketing practices in the Medicare marketplace, it would, among other things, be increasing review of certain marketing materials and practices and, beginning January 1, 2023, television advertisements will no longer be eligible for the CMS file and use process and instead will be subject to a more time-consuming review process. Compliance with these evolving laws and regulations may involve significant costs or require changes in our business practices that could have adverse impact on our business, operating results, financial condition and prospects. Non-compliance could also result in fines, damages, prohibitions on the conduct of our business, and damage to our reputation.

In December 2022, CMS announced proposed rules which are expected to come into effect in 2023 that may impose an additional burden on our business and otherwise harm our business results. For example, such proposed rules, among other things, require us and our partners to provide to consumers additional disclaimers that may direct them away from our enrollment platform and towards government owned or operated enrollment channels or other platforms, add complications to the Medicare marketing material filing and review process, prohibit marketing organizations including our referral partners from sharing personal data commonly shared for referrals, increase CMS and insurance carrier monitoring of agents and brokers such as us, add requirements on agents enrolling beneficiaries in Medicare plans, limit marketing of plan benefits and cost savings, require lengthy new disclosures that make certain forms of marketing infeasible, require a 48-hour waiting period between initial contact with a beneficiary and enrolling that beneficiary, and limit the time we may contact beneficiaries about Medicare plan options to six months after the beneficiary gives us permission for such contact.

Changes and developments in the health insurance industry or system, including changes in laws and regulations, could harm our business, operating results and financial condition.

The U.S. health insurance system, including the Medicare program, is subject to a changing regulatory environment at both the federal and state level. The future financial performance of our business will depend in part on our ability to adapt to regulatory developments. For example, the Affordable Care Act and related regulatory reforms have and will continue to change the industry in which we operate in substantial ways, including by increasing competition and limiting the ways in which we can operate.  Legislative or regulatory changes to the Medicare program have and may continue to have similar impacts on our Medicare business. In addition, each state regulates its insurance market, including by regulating the ability of insurance companies to set premiums and prohibiting brokers and agents such as eHealth from competing in certain ways such as offering price reductions and rebates or marketing in certain ways. All these state regulations are also subject to periodic change. Such regulatory changes at either the federal or state level may negatively impact our business. Our business, operating results, financial condition and prospects may be materially and adversely affected if we are unable to adapt to regulatory changes.

Our business depends upon the private sector of the U.S. health insurance system, which is subject to a changing environment. Changes and developments in the health insurance system and Medicare program in the United States could reduce demand for our services and harm our business. Ongoing health care reform efforts and measures may expand the role of government-sponsored coverage, including proposals for single payer or so called “Medicare-for-All” or other proposals that may have the effect of reducing or eliminating the market for our current range of health insurance products, which could have far-reaching implications for the health insurance industry if enacted. Some proposals would seek to eliminate the private marketplace while others would expand a government-sponsored option to a larger population or otherwise increase government oversight or competition in the sector. We are unable to predict the full impact of health care reform initiatives or other regulatory changes on our operations in light of the uncertainty of whether initiatives will be successful and the uncertainty regarding the terms and timing of any provisions enacted and the impact of any of those provisions on various healthcare and insurance industry participants. Changes to the Medicare program or the broader health insurance system as a result of elections or political developments could harm our business, operating results and financial condition. In the event that laws, regulations or rules that eliminate or reduce private sources of health insurance or Medicare are adopted, the demand for our products could be adversely impacted, and our business, operating results and financial condition would be harmed.

The laws and regulations governing the offer, sale and purchase of health insurance are complex and subject to change, and future changes may be adverse to our business. For example, a long-standing provision in most applicable state laws that we believe is advantageous to our business is that once health insurance premiums are set by the carrier and approved by state regulators, they are fixed and not generally subject to negotiation or discounting by insurance companies or agents. Additionally, state regulations generally prohibit carriers, agents and brokers from providing financial incentives, such as rebates, to their members in connection with the sale of health insurance. As a result, we do not currently compete with carriers or other agents and brokers on the price of the health insurance plans offered on our website. Changes in, or enforcement of, or compliance with, such regulations could impact consumers' demand for our services or cause health insurance carriers to lower our commission rates, which could reduce our revenue.

From time to time we are subject to various legal proceedings which could adversely affect our business.

We are, and may in the future become, involved in various legal proceedings and governmental inquiries, including labor and employment-related claims, claims relating to our marketing or sale of health insurance, intellectual property claims and claims relating to our compliance with securities laws. For example, in January 2022, we received a subpoena from the U.S. Attorney's Office for the District of Massachusetts, seeking, among other things, information regarding our arrangements with insurance carriers, and we may receive similar inquiries in the future. Such inquiries and any other claims asserted against us, with or without merit, may be time-consuming, may be expensive to address and may divert management’s attention and other resources. These claims also could subject us to significant liability for damages, jeopardize our licenses to operate and harm our reputation. Our insurance and indemnities may not cover all claims that may be asserted against us. If we are unsuccessful in our defense in these legal proceedings, we may be forced to pay damages or fines, enter into consent decrees, stop offering our services or change our business practices, any of which would harm our business, operating results or financial condition.

We may be unable to operate our business if we fail to maintain our health insurance licenses and otherwise comply with the numerous laws and regulations applicable to the sale of health insurance.

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

Due to the complexity, periodic modification and differing interpretations of insurance laws and regulations, we may not have always been, and we may not always be, in compliance with them. New laws, regulations and guidelines also may not be compatible with the sale of health insurance over the Internet or with various aspects of our platform or manner of marketing or selling health insurance plans. Failure to comply with insurance laws, regulations and guidelines or other laws and regulations applicable to our business could result in significant liability, additional department of insurance licensing requirements, required modification of our advertising and business practices, changes to our existing technology or platforms, the limitation, suspension and/or revocation of our licenses to sell health insurance, termination of our relationship with health insurance carriers and loss of commissions and/or our inability to sell health insurance plans, which would harm our business, operating results and financial condition. Moreover, an adverse regulatory action in one jurisdiction could result in penalties and adversely affect our license status, business or reputation in other jurisdictions due to the requirement that adverse regulatory actions in one jurisdiction be reported to other jurisdictions. Even if the allegations in any regulatory or other action against us are proven false, any surrounding negative publicity could harm consumer, marketing partner or health insurance carrier confidence in us, which could significantly damage our brand. In addition, as we expand our product base, we may be subject to additional laws and regulations.

Increasing regulatory focus on privacy and security issues and expanding laws could impact our business and expose us to increased liability.

Our business is subject to emerging privacy laws being passed at the state level that create unique compliance challenges. Our services involve the collection and storage of confidential and personally identifiable information of consumers and the transmission of certain personal information to their chosen health insurance carriers and to the government. For example, we collect names, addresses, credit card and social security numbers and health information such as information regarding consumers' prescription drugs and providers. We also hold a significant amount of personal information relating to our current and former employees. As a result, we are subject to various state and federal laws and contractual requirements regarding the access, use and disclosure of personal information. Compliance with state and federal privacy-related laws, particularly new state legislation such as the California Consumer Privacy Act, and increasingly robust industry standard security frameworks will result in cost increases due to an increased need for privacy compliance, oversight and monitoring, and the development of new processes to effectuate and demonstrate compliance. The effects of potential non-compliance by us or third-party service providers, and enforcement actions, may result in increased costs to our business and reputational harm. The privacy legislation landscape is rapidly evolving on a state-by-state basis that creates challenges for businesses to comply with the new legal obligations in a systematic fashion. For example, Virginia, Colorado and California have new privacy legislation that came or will come into effect in 2023; however, these laws have differing consumer rights and business obligations, differing obligations on data controllers and differing enforcement mechanisms. These new legal operations may change the way we conduct our business and may harm our results of operations and financial condition.

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

Any legal liability, regulatory penalties, complaints or negative publicity related to the information on our website or that we otherwise provide could harm our business, operating results and financial condition.

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

In the ordinary course of operating our business, we and our health insurance carrier partners have received complaints that the information we provided was not accurate or was misleading. We have received, and may in the future receive, inquiries from health insurance carriers, CMS or state departments of insurance regarding our marketing and business practices and compliance with laws and regulations. For example, some inquiries have focused on whether we provide sufficient disclosure for certain product types, such as short-term health insurance. These types of inquiries and associated claims could be time-consuming and expensive to defend, could divert our management’s attention and other resources, could impact our relationships with health insurance carriers and could cause a loss of confidence in our services. As a result, whether or not we are able to successfully resolve these claims, they could harm our business, operating results and financial condition.

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

We use telephones to communicate with customers and prospective customers, and some of these communications may be subject to the Telephone Consumer Protection Act ("TCPA") and other telemarketing laws. The TCPA and other laws, including state laws, relating to telemarketing restrict our ability to market using the telephone in certain respects. For instance, the TCPA prohibits us from using an automatic telephone dialing system or prerecorded or artificial voices to make certain telephone calls to consumers without prior express written consent. We have policies in place to comply with the TCPA and other telemarketing laws. However, we have been in the past, and may in the future become, subject to claims that we have violated the TCPA. The TCPA provides for statutory damages of $500 for each violation and $1,500 for each willful violation. In the event that we were found to have violated the TCPA, our business, operating results and financial condition could be harmed. In addition, telephone carriers may block or put consumer warnings on calls originating from call centers. Consumers increasingly screen their incoming emails and telephone calls, including by using screening tools and warnings, and therefore our members or potential members may not reliably receive our emails or telephone messages, whether or not such messages constitute marketing. If we are unable to communicate effectively by email or telephone with our members and potential members as a result of legislation, legal or regulatory actions, blockage, screening technologies or otherwise, our business, operating results and financial condition would be harmed.

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
Our agreements with our lender and convertible preferred stock investors contain restrictions that impact our business and expose us to risks that could materially adversely affect our liquidity and financial condition.

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

If we experience a decline in cash flow due to any of the factors described in this Risk Factors section or otherwise, we could have difficulty paying interest and principal amounts due on our indebtedness and meeting the financial covenants set forth in our Credit Agreement. If we are unable to generate sufficient cash flow or otherwise obtain the funds necessary to make required payments under the Credit Agreement, or if we fail to comply with the requirements of our indebtedness, we could default under our Credit Agreement. Any default that is not waived could result in the acceleration of the obligations under the Credit Agreement, an increase in the applicable interest rate under the credit facility, and would permit our lender to exercise rights and remedies with respect to all of the collateral that is securing the Credit Agreement, which includes substantially all of our assets. Any such default could materially adversely affect our liquidity and financial condition.

On February 17, 2021, we entered into an investment agreement with Echelon Health SPV, LP ("H.I.G."), pursuant to which H.I.G. purchased 2.25 million of Series A Preferred Stock for an aggregate price of $225 million. The investment agreement with H.I.G could also limit our ability to obtain additional financing or increase our borrowing costs, which could have an adverse effect on our financial condition. As of the date of this report, pursuant to the terms of our investment agreement with H.I.G., we must obtain the consent of H.I.G. in order to incur any indebtedness, which could limit our ability to obtain additional financing, until our adjusted EBITDA for the trailing four quarters increases.

Even if we comply with all of the applicable covenants, the restrictions on the conduct of our business imposed by our lender or H.I.G. could materially adversely affect our business by, among other things, limiting our ability to take advantage of financings, mergers, acquisitions and other corporate opportunities that may be beneficial to the business. Even if the Credit Agreement were terminated, additional debt we could incur in the future may subject us to similar or additional covenants, which could place restrictions on the operation of our business. Similarly, our investment or financing arrangement with any future investors may subject us to similar or additional covenants.

Operating and growing our business is likely to require additional capital, and if capital is not available to us, our business, operating results and financial condition may suffer.

Operating and growing our business is expected to require further investments in our business. We have generated negative cash from operating activities and may continue to generate negative cash from operating activities in the future. We may from time to time seek to raise additional capital through debt and/or equity financing to pursue strategic initiatives or make investments in our business. If we seek to raise funds through debt or equity financing, those funds may prove to be unavailable, may only be available on terms that are not acceptable to us or may result in significant dilution to our stockholders or higher levels of leverage. Our Credit Agreement and our investment agreement with H.I.G. contain restrictions that limit our ability to incur additional indebtedness, issue certain types of equity securities with rights and preferences senior to or pari passu with our Series A Preferred Stock, make certain types of investments or obtain additional financing. Pursuant to the terms of our investment agreement with H.I.G., we must obtain the consent of H.I.G. in order to incur any indebtedness, which could limit our ability to obtain additional financing until our adjusted EBITDA for the trailing four quarters increases. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to pursue our business objectives and to respond to business opportunities or challenges could be harmed, and our business, operating results and financial condition could be materially and adversely affected.

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

We have net operating loss carryforwards for federal and state income tax purposes to offset future taxable income. Our federal and state net operating loss carryforwards begin expiring in 2034 and 2023, respectively. A lack of future taxable income would adversely affect our ability to utilize these net operating loss carryforwards. In addition, utilization of the net operating loss carryforwards may be subject to a substantial annual limitation due to ownership changes that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), and similar state provisions. These ownership change limitations may limit the amount of net operating loss carryforwards and other tax attributes that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change” as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points (by value) of the outstanding stock of a company by certain stockholders. Our ability to use the remaining net operating loss carryforwards may be further limited if we experience a Section 382 ownership change as a result of future changes in our stock ownership.

Risks Related to Our Technology

If we fail to properly maintain existing or implement new information systems, our business may be materially adversely affected.

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

We rely in part upon third-party vendors, including cloud infrastructure and bandwidth providers, to operate our ecommerce platform and customer care center. Consumers using our website and accessing our services depend upon Internet, online and other service providers for access to our website and services. Our remote employees rely on third-party service providers to access our systems and other agent productivity tools. We cannot predict whether additional network capacity will be available from these vendors as we need it, and our network or our suppliers’ networks might be unable to achieve or maintain a sufficiently high capacity of data transmission. Any significant interruption in access to our call centers or our website or increase in our website’s response time as a result of these difficulties could impair our revenue-generating capabilities, damage our reputation and our relationship with insurance carriers, marketing partners and existing and potential members, and harm our business, operating results and financial condition. In addition, any loss of data could result in loss of customers and subject us to potential liability. Our business operations may also be disrupted if our employees are unable to work from home effectively as a result of technical difficulties experienced by these service providers. Many of these service providers have experienced significant outages, delays and other difficulties in the past and could experience them in the future. If these third parties experience difficulty providing the services we require or meeting our standards for those services, it could make it difficult for us to operate some aspects of our business. Our and our vendors' facilities, database and systems are vulnerable to damage or interruption from human error, fire, floods, earthquakes and other natural disasters, power loss, telecommunications failures, physical or electronic break-ins, computer viruses, cyberattacks, acts of terrorism, other attempts to harm our systems and similar events.

In particular, our customer care center operations' success depends on maintenance of functioning information technology systems. CMS rules require that our health insurance agent employees utilize CMS-approved scripts in connection with the sale of Medicare plans and that we record and maintain the recording of telephonic interactions relating to the sale of Medicare plans. We rely on telephone, call recording, customer relationship management and other systems and technology in our customer care center operations, and we are dependent upon third parties for some of them, including our telephone and call recording systems. These systems have failed temporarily in the past and may experience additional disruption due to systems upgrades, power outages, an increase in remote work or other events. The effectiveness and stability of our customer care center systems and technology are critical to our ability to sell health insurance plans, particularly during key times, such as the Medicare enrollment periods, and the failure or interruption of any of these systems and technology or any inability to handle increased volume would harm our business, operating results and financial condition.

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

Any compromise or perceived compromise of our security or the security of one of our vendors could damage our reputation, cause the termination of relationships with government-run health insurance exchanges and our members, marketing partners and health insurance carriers, reduce demand for our services and subject us to significant liability and expense as well as regulatory action and lawsuits, any of which would harm our business, operating results and financial condition. The attack surface available to criminals is increasing as more companies and individuals work remotely and otherwise work online. Consequently, the risk of a cybersecurity incident has increased. We cannot provide assurances that our preventative efforts, or those of our vendors or service providers, will be successful. These actual and potential breaches of our security measures and the accidental loss, inadvertent disclosure or unauthorized dissemination of proprietary information or sensitive, personal or confidential data about us, our employees, our customers or their end users, including the potential loss or disclosure of such information or data as a result of hacking, fraud, trickery or other forms of deception, could expose us, our employees, our customers or the individuals affected to a risk of loss or misuse of this information. This may result in litigation and liability or fines, our compliance with costly and time-intensive notice requirements, governmental inquiry or oversight or a loss of customer confidence, any of which could harm our business or damage our brand and reputation, thereby requiring time and resources to mitigate these impacts.

We may not be able to adequately protect our intellectual property, which could harm our business and operating results.

We believe that our intellectual property is an essential asset of our business and that our technology currently gives us a competitive advantage in the distribution of Medicare-related, individual and family and small business health insurance. We rely on a combination of patent, copyright, trademark and trade secret laws as well as confidentiality procedures and contractual provisions to establish and protect our intellectual property rights in the United States. The efforts we have taken to protect our intellectual property may not be sufficient or effective, and our trademarks or patents may be held invalid or unenforceable. Moreover, the law relating to intellectual property is not as developed in China, and our intellectual property rights may not be as respected in China as they are in the United States. We may not be effective in policing unauthorized use of our intellectual property, trade secrets and other confidential information, and even if we do detect violations, litigation may be necessary to enforce our intellectual property rights. Any enforcement efforts we undertake, including litigation, could be time-consuming and expensive, could divert our management’s attention and may result in a court determining that our intellectual property or other rights are unenforceable. If we are not successful in cost-effectively protecting our intellectual property rights, trade secrets and confidential information, our business, operating results and financial condition could be harmed.

Risks Related to Ownership of Our Common Stock

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

Projections are based upon a number of assumptions and estimates that, while presented with numerical specificity, are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and are based upon specific assumptions with respect to future business decisions, some of which will change. Among these factors, the assumptions underlying our estimates of commission revenue as required by ASC 606, may vary significantly over time. We may state possible outcomes as high and low ranges. Any range we provide is not intended to imply that actual results could not fall outside of the suggested ranges. Any failure to successfully implement our operating strategy or the occurrence of any of the events or circumstances set forth in this Risk Factors section could result in the actual operating results being different from our guidance, and the differences may be adverse and material. The principal reason that we release guidance is to provide a basis for our management to discuss our business outlook with analysts and investors and we may decide to suspend guidance at any time. We do not accept any responsibility for any projections or reports published by any such third parties.

The price of our common stock has been and may continue to be volatile, and the value of your investment could decline.

The trading price of our common stock has been volatile and is likely to continue to fluctuate substantially. For the quarter ended December 31, 2022, the closing price of our common stock fluctuated from $2.68 to $5.29 per share. The trading price of our common stock depends on a number of factors, including those described in this Risk Factors section, many of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our common stock since you might be unable to sell your shares at or above the price you paid. Factors that could cause fluctuations in the trading price of our common stock include the following:

•price and volume fluctuations in the overall stock market from time to time, including as a result of inflation, or political or geopolitical instability;
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

The issuance of shares of common stock underlying our convertible preferred stock would dilute the ownership and relative voting power of holders of our common stock and may adversely affect the market price of our common stock.

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

Our convertible preferred stock investors have rights, preferences and privileges that are not held by, and are preferential to, the rights of our common stockholders, which could adversely affect our liquidity and financial condition, result in the interests of our convertible preferred stock investors differing from those of our common stockholders and make an acquisition of us more difficult.

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

Our convertible preferred stock investors may exercise influence over us, including through its ability to designate up to two directors on our board of directors.

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

Our bylaws designate a state or federal court located within the State of Delaware as the exclusive forum for substantially all disputes between us and our stockholders and also provide that the federal district courts will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act of 1933, as amended, each of which could limit our stockholders’ ability to choose the judicial forum for disputes with us or our directors, officers, stockholders or employees.

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

General Risk Factors

We are subject to risks associated with public health crises, pandemics, natural disasters, changing climate conditions and other extreme events, including legal, regulatory and social responses thereto, which have and could have an adverse effect on our business.

Large-scale medical emergencies, pandemics (such as COVID-19) and other extreme events could result in public health crises or otherwise have a material adverse effect on our business operations, cash flows, financial conditions and results of operations. For example, disruptions in public and private infrastructure resulting from such events could increase our operating costs and ability to provide services to our clients and customers. Additionally, we had to adjust our operations in response to the COVID-19 pandemic.

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

We face risks related to heightened inflation, recession, financial and credit market disruptions and other economic conditions.

Customer and consumer demand for health insurance plan may be impacted by weak economic conditions, recession, market volatility or other negative economic factors in the U.S. or other nations. For example, in 2022, the United States experienced significantly heightened inflationary pressures which we expect to continue into 2023. In addition, as a result of such negative economic factors some of our members may delay signing up for an insurance plan or opt into a plan with lower insurance premiums, and we may also experience potential delays in customer premium payments or an increase in plan termination rates, any of which could harm our business. In addition, disruptions in financial and/or credit markets may limit our access to preferred sources of liquidity when needed or on terms we find acceptable, and our borrowing costs could increase. An economic or credit crisis could occur and impair credit availability and our ability to raise capital when needed.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.        PROPERTIES

Our corporate headquarters is located in Santa Clara, California, where we occupy 9,071 square feet. In addition to our corporate headquarters, we currently lease several other office spaces around the country. During 2022, we announced a remote first workplace model in the United States, meaning that, except for those employees whose job responsibilities require in-office work, none of our employees are required to work at the office. As a result, we have closed certain spaces at our leased facilities. We also occupy 53,758 square feet of leased office space in Xiamen, China which supports our technology and content, customer care and enrollment, marketing and advertising and general and administrative operations

We believe that our facilities are adequate to meet our needs for the immediate future, and that should we need additional physical office space, suitable additional space will be available in the future.

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

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Nasdaq Global Market under the symbol EHTH. As of February 15, 2023, there were 22 stockholders of record of our common stock (which does not include the number of stockholders holding shares of our common stock in “street name”).

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

The graph below matches our cumulative total stockholder return on our common stock with the cumulative 5-year total returns on the Nasdaq Composite index and the Research Data Group ("RDG"), Internet Composite index. The graph tracks the performance of a $100 investment on December 31, 2017 in our common stock and in each index (with the reinvestment of dividends) from December 31, 2017 to December 31, 2022.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among eHealth, Inc, the NASDAQ Composite Index
and the RDG Internet Composite Index

$900
$800
$700
$600
$500
$400
$300
$200
$100
$0
12/17
3/18
6/18
9/18
12/18
3/19
6/19
9/19
12/19
3/20
6/20
9/20
12/20
3/21
6/21
9/21
12/21
3/22
6/22
9/22
12/22
eHealth, Inc
NASDAQ Composite
RDG Internet Composite

*$100 invested on 12/31/17 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
eHealth, Inc.	$100.00	$221.19	$553.14	$406.51	$146.80	$27.86
Nasdaq Composite	$100.00	$97.16	$132.81	$192.47	$235.15	$158.65
RDG Internet Composite	$100.00	$89.34	$126.80	$174.13	$170.44	$103.35

ITEM 6.    [RESERVED]

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Please read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes included under Part II, Item 8 of this Annual Report on Form 10-K.

Overview

We are a leading private online health insurance marketplace with a technology and service platform that provides consumer engagement, education, and health insurance enrollment solutions. Our mission is to expertly guide consumers through their health insurance enrollment and related options, when, where, and how they prefer. Our platform leverages technology to solve a critical problem in a large and growing market by aiding consumers in what has traditionally been a complex, confusing, and opaque health insurance purchasing process. Our omnichannel consumer engagement platform differentiates our offering from other brokers and enables consumers to use our services online, by telephone with a licensed insurance agent, or through a hybrid online assisted interaction that includes live agent chat and co-browsing capabilities. We have created a consumer-centric marketplace that offers consumers a broad choice of insurance products that includes thousands of Medicare Advantage, Medicare Supplement, Medicare Part D prescription drug, individual, family, small business, and other ancillary health insurance products from approximately 200 health insurance carriers across all fifty states and the District of Columbia. Our plan recommendation tool curates this broad plan selection by analyzing customer health-related information against plan data for insurance coverage fit. This tool is supported by a unified data platform and is available to our ecommerce customers and our licensed agents. We strive to be the most trusted partner to the consumer in their life's journey through the health insurance market.

Multi-Year Business Initiatives

In 2021, we launched several initiatives aimed at improving enrollment quality and member retention in our Medicare business. In 2022, we began to implement a business transformation plan across all key functional areas of our business with emphasis on increasing the effectiveness of our marketing and telesales organization and rationalizing our cost structure. We have observed impacts of these initiatives on our results of operations, as further discussed below:

Enrollment Quality Assurance Initiatives — Enrollment quality, which has been our focus since the launch of our retention program in 2020, helps ensure that we present Medicare beneficiaries with choices that best align with their eligibility status, lifestyle, health conditions, and economic means with the goal of minimal disruption in existing provider relationships. We have sought additional ways to improve our customer experience, enhance accuracy of plan recommendations, and reduce disenrollment.

In the third quarter of 2021, we introduced additional mandatory training for our agents, added a new customer care function to verify certain Medicare enrollments prior to submission to the carrier, and expanded other quality assurance efforts. We also shifted the mix of our telesales capacity towards full-time internal agents and away from third party vendor agents. In 2022, we maintained our strategy of keeping the majority of our agent force internal. We also made other important changes across our call centers to improve the effectiveness of our agents and further enhance consumer experience. These changes include the migration of our call center technology to a new cloud-based agent monitoring system, which provides new robust capabilities to train agents and monitor their performance in real time.

The introduction of enrollment quality assurance in the third quarter of 2021, in particular, resulted in an initial decline in conversion rates and longer talk times through the second quarter of 2022. However, we are seeing the improvement in enrollment quality metrics including Complaint Tracking Module ("CTM") scores and retention characteristics for the new enrollments that we added during the annual enrollment period in 2022, relative to comparable enrollment cohorts from the 2021 and 2020 annual enrollment periods. In the second half of 2022, we achieved a significant year-over-year increase in conversion rates on our Medicare calls and increased productivity from our tenured and newly hired agents, while maintaining or, in some cases, further improving enrollment quality metrics.

Transformation Plan — In 2022, we launched a multi-year transformation plan to increase our effectiveness in generating and converting consumer demand, right-size our cost structure and drive future profitability. This plan incorporates different operational and cost savings initiatives, including a reduction in vendor-related spend outside of mission critical areas, plans to reduce our real-estate footprint as we become a remote first workplace, and a targeted workforce reduction. During the second quarter of 2022 we eliminated over 300 full-time positions, representing approximately 14% of our workforce, primarily within our customer care and enrollment group, and to a lesser extent, in our marketing and advertising, technology and content, and general and administrative groups.

We have also made changes to variable cost management. These initiatives are intended to improve our operations through right-sizing our agent force and better deployment of marketing expenses. For example, we have de-emphasized underperforming demand generation channels in favor of channels that bring higher quality leads. Through this transformation plan, we have achieved significant cost savings while preserving our competitive edge and focusing on initiatives with highest in-period returns on investment. In 2022, we achieved over $110 million in annualized cost savings compared to 2021. The variable cost reduction resulted in a decline in our enrollments and revenue in 2022. However, we believe that such decline is temporary before a return to enrollment growth in 2023 on a significantly improved operations and cost foundation.

Update on COVID-19 and Remote First

We experienced a number of changes in our business related to the impacts from the COVID-19 pandemic from 2020 onwards. As a result of the pandemic, we had to adjust our business operations, including shifting to a remote work model and onboarding and training new health insurance agents remotely. Since the pandemic, we have offered several programs to provide additional support to our employees and contractors, including our comfort equipment reimbursement program and Internet and mobile phone reimbursement programs to assist all employees with purchasing equipment to better enable remote work; access to digital health and mental wellness services for employees; and rigorous remote training programs.

In the third quarter of 2022, the Company announced a remote first workplace model in the United States. As a result, except for those employees whose job responsibilities require in-office work, none of our employees are required to work at the office. As part of the remote first strategy, in August 2022, we subleased a portion of our office space located in Santa Clara, California, and retained a portion to be used through first quarter of 2023. We also subleased or vacated other office spaces and evaluated certain of its right-of-use assets and other lease related assets including leasehold improvements, furniture and fixtures, and computer equipment for impairment under Accounting Standards Codification ("ASC") 360. As we continue to assess challenges associated with enabling remote work, including the reconfiguration of work space and our facility footprint and fostering a cohesive workplace culture, we believe flexible workforce positions will make us a more attractive employer, increase productivity, and enable us to recruit from a more diverse pool of applicants.

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
•the number of approved members for Medicare-related, individual and family, small business and ancillary health insurance plans from whom we have received an initial commission payment; and

•the constrained lifetime value ("LTV"), of approved members for Medicare-related, individual and family and ancillary health insurance plans we sell as well as the estimated annual value of approved members for small business plans we sell.

Approved Members

Approved members represent the number of individuals on submitted applications that were approved by the relevant insurance carrier for the identified product during the current period. The applications may be submitted in either the current period or prior periods. Not all approved members ultimately become paying members.

The following table shows approved members for the years presented:

	Year Ended December 31,
	2022	2021	2020
Medicare
Medicare Advantage	302,949	399,758	387,652
Medicare Supplement	18,569	28,020	40,551
Medicare Part D	40,094	73,292	74,357
Total Medicare	361,612	501,070	502,560
Individual and Family	33,271	42,711	33,328
Ancillary	72,004	97,694	114,946
Small Business	9,722	11,432	14,809
Total Approved Members	476,609	652,907	665,643

2022 compared to 2021 – Medicare approved members declined 28% in 2022 compared to 2021 due to a decrease in approved members across all Medicare products that we market, including Medicare Advantage, Medicare Supplement, and Medicare Part D prescription drug plans. This decline reflects our decision to temporarily pause enrollment volume while implementing various operational initiatives aimed at increasing the effectiveness of our sales and marketing organizations.

Individual and family plan approved members declined 22% in 2022 compared to 2021 due to a 36% decline in approved members for qualified health plans and an 8% decline in non-qualified health plan approved members primarily due to a reduction in marketing spend.

Ancillary plan approved members declined 26% in 2022 compared to 2021 primarily due to decreased approved members across most ancillary plans. This decrease was partly attributed to the decline in individual and family plan enrollment volume as these enrollments can result in additional sales of ancillary products. Small business group health insurance approved members declined 15% in 2022 compared to 2021 due to the continued shift of our focus away from the sale of small business products.

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

Ancillary plan approved members declined 15% in 2021 compared to 2020 primarily due to a decrease in short-term health insurance plans and other ancillary plans approved members. Small business group insurance approved members declined 23% in 2021 compared to 2020 mainly due to the shift of our focus away from the sale of small business products.

Estimated Constrained Lifetime Value of Commissions Per Approved Member

The following table shows our estimated constrained LTV, of commissions per approved member by product for the years presented:

	Year Ended December 31,
	2022	2021	2020
Medicare:
Medicare Advantage (1)	$975	$979	$952
Medicare Supplement (1)	935	993	1,125
Medicare Part D (1)	194	203	215
Individual and Family:
Non-Qualified Health Plans (1)	361	274	203
Qualified Health Plans (1)	333	311	265
Ancillaries:
Short-term (1)	166	169	162
Dental (1)	105	96	79
Vision (1)	63	61	55
Small Business (2)	212	182	157
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

Medicare

2022 compared to 2021 – The constrained LTV of commissions per approved member was flat for Medicare Advantage plans and decreased for Medicare Supplement and Medicare Part D plans in 2022 compared to 2021. Medicare Advantage plans experienced decreased estimated average plan durations and higher churn observations, the impacts of which were offset by increased contracted rates and improved quality metrics. The decline in constrained LTV of commissions per approved member for Medicare Supplement and Medicare Part D plans was primarily due to decreased estimated average plan durations and higher churn observations.

2021 compared to 2020 – The constrained LTV of commissions per approved member for Medicare Advantage plans increased 3% and decreased by 12% and 6%, respectively, for Medicare Supplement and Medicare Part D prescription drug plans in 2021 compared to 2020. The increase in constrained LTV of Medicare Advantage plans was primarily due to higher commissions rates. The decline in constrained LTV of commissions per approved member for Medicare Supplement and Medicare Part D prescription drug plans was primarily due to shorter estimated average plan durations for both products.

Individual and Family and Ancillaries

2022 compared to 2021 – The constrained LTV of commissions per approved non-qualified health plan member increased by 32% in 2022 compared to 2021 primarily due to more stable churn observations and an increase in estimated average plan duration. The constrained LTV of commissions per approved qualified health plan member increased by 7% in 2022 compared to 2021 due to a slight increase in average plan duration. The constrained LTV of commissions per approved member increased for dental, vision, and small business insurance plans by 9%, 3%, and 16%, respectively, in 2022 compared to 2021 primarily as a result of an increase in estimated average plan duration. The increase in small business insurance plan was also due to higher commissions per group.

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
Ancillary Products
Short-term	20%	20%
Dental	5%	5%
Vision	5%	5%
Other	10%	10%
Small Business	5%	5%

The constraints for all Medicare products remained the same during the year ended December 31, 2022, as compared to the same period in the prior year. The constraints for non-qualified health plans decreased during the year ended December 31, 2022, as compared to the same period in the prior year, due to stabilization of market conditions and historical increases in LTV values. Qualified health plans, ancillary plans and small business insurance plans remained the same during the year ended December 31, 2022, as compared to the same period in the prior year.

Estimated Membership

Estimated membership represents the estimated number of members active as of the date indicated based on the number of members for whom we have received or applied a commission payment during the period of estimation. The following table shows estimated membership as of the periods presented below:

	As of December 31,
	2022	2021	2020
Medicare (1)
Medicare Advantage	645,864	632,574	533,282
Medicare Supplement	100,039	101,794	104,188
Medicare Part D	229,962	225,129	238,503
Total Medicare	975,865	959,497	875,973
Individual and Family (1)	102,971	105,211	116,247
Ancillaries (1)	214,570	235,017	247,355
Small Business (2)	45,584	46,650	45,771
Total Estimated Membership	1,338,990	1,346,375	1,285,346
__________________

(1)To estimate the number of members on Medicare-related, individual and family, and ancillary health insurance plans, we take the respective sum of (i) the number of members for whom we have received or applied a commission payment for a month that may be up to three months prior to the date of estimation (after reducing that number using historical experience for assumed member cancellations over the period being estimated); and (ii) the number of approved members over that period (after reducing that number using historical experience for an assumed number of members who do not accept their approved policy and for estimated member cancellations through the date of the estimate). To the extent we determine through confirmations from a health insurance carrier that a commission payment is delayed or is inaccurate as of the date of estimation, we adjust the estimated membership to also reflect the number of members for whom we expect to receive or to refund a commission payment. Further, to the extent we have received substantially all of the commission payments related to a given month during the period being estimated, we will take the number of members for whom we have received or applied a commission payment during the month of estimation. For ancillary health insurance plans, the one to three-month period varies by insurance product and is largely dependent upon the timeliness of commission payment and related reporting from the related carriers.

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

After we have estimated membership for a period, we may receive information from health insurance carriers that would have impacted the estimate if we had received the information prior to the date of estimation. We may receive commission payments or other information that indicates that a member who was not included in our estimates for a prior period was in fact an active member at that time, or that a member who was included in our estimates was in fact not an active member of ours. For instance, we reconcile information carriers provide to us and may determine that we were not historically paid commissions owed to us, which would cause us to have underestimated membership. Conversely, carriers may require us to return commission payments paid in a prior period due to policy cancellations for members we previously estimated as being active. We do not update our estimated membership numbers reported in previous periods. Instead, we reflect updated information regarding our historical membership in the membership estimate for the current period. If we experience a significant variance in historical membership as compared to our initial estimates, we may provide the updated information in other communications or disclosures. As a result of the delay in our receipt of information from insurance carriers, actual trends in our membership are most discernible over periods longer than from one quarter to the next. As a result of the delay we experience in receiving information about our membership, it is difficult for us to determine with any certainty the impact of current conditions on our membership retention. Various circumstances could cause the assumptions and estimates that we make in connection with estimating our membership to be inaccurate, which would cause our membership estimates to be inaccurate.

2022 compared to 2021 – Medicare estimated membership increased 2% as of December 31, 2022 compared to December 31, 2021, driven by a 2% increase in both Medicare Advantage and Medicare Part D plan estimated memberships, offset by a 2% decline in Medicare Supplement plan estimated membership. The overall growth in Medicare estimated membership reflects new enrollments we generated during the year, net of estimated attrition. Individual and family plan estimated membership declined by 2% as of December 31, 2022 compared to December 31, 2021 due to a decrease in new enrollments. Ancillary plan estimated membership as of December 31, 2022 declined 9% compared to estimated membership as of December 31, 2021 due to the decline of estimated membership across all ancillary plans.

2021 compared to 2020 – Medicare estimated membership grew 10% as of December 31, 2021 compared to December 31, 2020 driven by a 19% increase in Medicare Advantage, offset by 6% and 2% decreases in Medicare Part D prescription drug plan and Medicare Supplement plan estimated memberships, respectively. The overall growth in Medicare estimated membership reflected new enrollments we generated during the year, net of estimated attrition. Individual and family plan estimated membership declined by 9% as of December 31, 2021 compared to December 31, 2020 due to our previous decision to shift our investment to our Medicare business. Ancillary plan estimated membership as of December 31, 2021 declined 5% compared to estimated membership as of December 31, 2020 primarily as a result of the decline of estimated membership of dental, short-term health plans, and other ancillary plans.

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

The following table shows the estimated variable marketing cost per approved member and the estimated CC&E expense per approved member metrics for the years presented below. The numerator used to calculate each metric is the portion of the respective operating expenses for marketing and advertising and CC&E that is directly related to member acquisition for our sale of Medicare Advantage, Medicare Supplement and Medicare Part D prescription drug plans (collectively, “Medicare Plans”) and for all individual and family major medical plans and short-term health insurance plans (collectively, “IFP Plans”), respectively. The denominator used to calculate each metric is based on a derived metric that represents the relative value of the new members acquired. For Medicare Plans, we call this derived metric Medicare Advantage (“MA”)-equivalent members, and for IFP Plans, we call this derived metric IFP-equivalent members. The calculations for MA-equivalent members and for IFP-equivalent members are based on the weighted number of approved members for Medicare Plans and IFP Plans during the year, with the number of approved members adjusted based on the relative LTV of the product they are purchasing. Since the LTV for any product fluctuates from year to year, the weight given to each product was determined based on their relative LTVs at the time of our adoption of ASC 606.

	Year Ended December 31,
	2022	2021	2020
Medicare:
Estimated CC&E cost per MA-equivalent approved member (1)	$397	$383	$368
Estimated variable marketing cost per MA-equivalent approved member (1)	491	523	384
Total Medicare estimated cost per approved member	$888	$906	$752
Individual and Family Plan:
Estimated CC&E cost per IFP-equivalent approved member (2)	$131	$91	$92
Estimated variable marketing cost per IFP-equivalent approved member (2)	72	67	83
Total IFP estimated cost per approved member	$203	$158	$175
_____________

(1)MA-equivalent approved members is a derived metric with a Medicare Part D approved member being weighted at 25% of a Medicare Advantage member and a Medicare Supplement member based on their relative LTVs at the time of our adoption of ASC 606. We calculate the number of MA-equivalent approved members by adding the total number of approved Medicare Advantage and Medicare Supplement members and 25% of the total number of approved Medicare Part D members during the years presented.
(2)IFP-equivalent approved members is a derived metric with a short-term approved member being weighted at 33% of a major medical individual and family health insurance plan member based on their relative LTVs at the time of our adoption of ASC 606. We calculate the number of IFP-equivalent approved members by adding the total number of approved qualified and non-qualified health plan members and 33% of the total number of short-term approved members during the years presented.

2022 compared to 2021 – Estimated CC&E cost per MA-equivalent approved member increased $14, or 4%, in 2022 compared to 2021 driven primarily by overall lower telephonic conversion rates combined with a large number of full-time Medicare agents relative to our planned demand needs at the beginning of the year until the cost reduction program was implemented in April 2022. Estimated variable marketing cost per MA-equivalent approved member decreased by 6% in 2022 compared to 2021, primarily due to a decline in our marketing spend as part of our cost savings initiatives in 2022.

Estimated variable CC&E cost per IFP-equivalent approved member increased $40, or 44%, in 2022 compared to 2021 primarily due to an increase in the number of agents as we pursue the emerging opportunities in the individual coverage health reimbursement arrangement and state exchange business. Estimated variable marketing cost per IFP-equivalent approved member increased by 7% in 2022 compared to 2021 primarily driven by the decline in approved members.

2021 compared to 2020 – Estimated CC&E costs per MA-equivalent approved member increased 4% in 2021 compared to 2020, due to lower enrollment volume resulting from enrollment quality initiatives, a decline in our telesales conversion rate, and an earlier start to our staffing increase for the Medicare annual enrollment period in 2021. Estimated variable marketing costs per MA-equivalent approved member increased by 36% in 2021 compared to 2020, primarily due to a decline in telesales conversion rates leading to a reduced return on our marketing spend and an increase in cost of leads in certain marketing channels, such as direct television and direct mail. In addition, a greater focus on our online advertising channel also contributed to the increase as it carries higher per enrollment marketing costs but lower customer care and enrollment costs.

Estimated CC&E cost per IFP-equivalent approved member decreased 1% in 2021 compared to 2020 due primarily to a decrease in costs and an increase in the number of approved members. Estimated variable marketing cost per IFP-equivalent approved member decreased by 19% in 2021 compared to 2020 due primarily to a decrease in online marketing spend and an increase in the number of approved members.

Results of Operations

The following table sets forth our operating results and related percentage of total revenues for the years presented below (dollars in thousands):

	Year Ended December 31,
	2022		2021		2020
Revenue:
Commission	$361,246	89%	$493,119	92%	$508,189	87%
Other	44,110	11%	45,080	8%	74,585	13%
Total revenue	405,356	100%	538,199	100%	582,774	100%
Operating costs and expenses (1)
Cost of revenue	1,647	—%	1,992	—%	4,083	1%
Marketing and advertising	195,088	48%	271,300	50%	209,340	36%
Customer care and enrollment	141,099	35%	179,295	33%	172,895	30%
Technology and content	78,809	19%	83,800	16%	65,188	11%
General and administrative	71,810	18%	75,699	14%	76,452	13%
Amortization of intangible assets	—	—%	536	—%	1,493	—%
Impairment, restructuring and other charges	19,616	5%	51,222	10%	—	—%
Total operating costs and expenses	508,069	125%	663,844	123%	529,451	91%
Income (loss) from operations	(102,713)	(25)%	(125,645)	(23)%	53,323	9%
Other income (expense), net	(3,676)	(1)%	755	—%	666	—%
Income (loss) before income taxes	(106,389)	(26)%	(124,890)	(23)%	53,989	9%
Provision for (benefit from) income taxes	(17,667)	(4)%	(20,515)	(4)%	8,539	1%
Net income (loss)	$(88,722)	(22)%	$(104,375)	(19)%	$45,450	8%
____________

(1)     Operating costs and expenses include the following amounts of stock-based compensation expense (in thousands):

	Year Ended December 31,
	2022	2021	2020
Marketing and advertising	$1,901	$8,660	$5,102
Customer care and enrollment	2,096	2,836	2,723
Technology and content	6,015	10,013	5,460
General and administrative	10,304	11,348	11,887
Total stock-based compensation expense	$20,316	$32,857	$25,172

Revenue

Our commission revenue, other revenue and total revenue are summarized as follows (dollars in thousands):

		Change			Change
	2022	$	%	2021	$	%	2020
Commission	$361,246	$(131,873)	(27)%	$493,119	$(15,070)	(3)%	$508,189
% of total revenue	89%			92%			87%
Other	44,110	(970)	(2)%	45,080	(29,505)	(40)%	74,585
% of total revenue	11%			8%			13%
Total revenue	$405,356	$(132,843)	(25)%	$538,199	(44,575)	(8)%	$582,774

2022 compared to 2021 – Commission revenue decreased $131.9 million, or 27%, in 2022 compared to 2021 due to a $109.1 million, or 25%, decrease in commission revenue from the Medicare segment and a $22.7 million, or 36%, decrease in commission revenue from the Individual, Family and Small Business segment.

The decrease in commission revenue from the Medicare segment was driven by a 28% decline in Medicare plan approved members across all Medicare products that we market, reflecting our decision to temporarily pause enrollment growth while implementing a number of operational initiatives aimed at increasing the effectiveness of our sales and marketing organizations. This impact of lower enrollment volume was partially offset by net adjustment revenue from prior period enrollments of $(2.3) million for the year ended December 31, 2022 which was favorable compared to $(8.4) million of net adjustment revenue for the same period in 2021. Net adjustment revenue consists of increases in revenue for certain prior period cohorts as well as reductions in revenue for certain prior period cohorts. We recognize positive adjustments to revenue to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur.

The decrease in commission revenue from the Individual, Family and Small Business segment was primarily due to a 22% decrease in individual and family plan approved members, a 26% decline in ancillary product approved members and $8.7 million in net adjustment revenue from prior period enrollments for the year ended December 31, 2022 compared to $30.2 million of net adjustment revenue for the same period in 2021. See Segment Information below and Note 2 – Revenue in our Notes to Consolidated Financial Statements for more information.

Other revenue decreased $1.0 million, or 2%, in 2022 compared to the same period in 2021 due to a decrease in advertising revenue.

2021 compared to 2020 – Commission revenue decreased $15.1 million, or 3%, in 2021 compared to 2020 due to a $17.1 million, or 4%, decrease in commission revenue from the Medicare segment, offset by a $2.0 million, or 3%, increase in commission revenue from the Individual, Family and Small Business segment. The decrease in commission revenue from the Medicare segment for the year ended December 31, 2021 compared to 2020 was primarily due to a decrease in net adjustment revenue and a decline in the estimated constrained LTV and lower enrollment volume for Medicare Supplement and Medicare Part D prescription drug plans, partially offset by an increase in constrained LTV and enrollment volume for Medicare Advantage plans. The increase in commission revenue from the Individual, Family and Small Business segment was primarily driven by a 28% increase in individual and family plan approved members.

Net adjustment revenue for our Medicare segment in 2021 and 2020 was $(8.4) million and $5.7 million, respectively. For our Individual, Family and Small Business segment net adjustment revenue in 2021 and 2020 was $30.2 million and $33.1 million, respectively.

Other revenue decreased $29.5 million, or 40%, in 2021 compared to the same period in 2020 due to a decrease in Medicare advertising revenue as a result of a decrease in the size and number of advertising programs with certain carriers.

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

Our cost of revenue is summarized as follows (dollars in thousands):

		Change			Change
	2022	$	%	2021	$	%	2020
Cost of revenue	$1,647	$(345)	(17)%	$1,992	$(2,091)	(51)%	4,083
% of total revenue	—%			—%			1%

2022 compared to 2021 – Cost of revenue decreased $0.3 million in 2022, compared to 2021, primarily due to decreased activity from our revenue sharing arrangements.

2021 compared to 2020 – Cost of revenue decreased $2.1 million in 2021, compared to 2020, primarily due to decreased activity from our revenue sharing arrangements.

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

Our marketing and advertising expenses are summarized as follows (dollars in thousands):

		Change			Change
	2022	$	%	2021	$	%	2020
Marketing and advertising	$195,088	$(76,212)	(28)%	$271,300	$61,960	30%	$209,340
% of total revenue	48%			50%			36%

2022 compared to 2021 – Marketing and advertising expenses decreased by $76.2 million, or 28%, in 2022, compared to 2021, primarily due to a $70.7 million decrease in variable advertising costs, $6.8 million decrease in stock-based compensation, and $1.4 million decrease in personnel related costs, partially offset by increases of $1.9 million in consulting costs and $1.3 million in facilities and operating costs. The decrease in variable advertising expenses was due to a decrease in our advertising expense through select lead generation partners and direct TV channels as we shifted to a more targeted deployment of our marketing budget to emphasize the highest performing channels.

2021 compared to 2020 – Marketing and advertising expenses increased by $62.0 million, or 30%, in 2021 compared to 2020, primarily due to a $60.4 million increase in variable advertising costs, $3.6 million increase in stock-based compensation, and $0.7 million increase in facilities and operating costs, partially offset by decreases in consulting and personnel related costs. The increase in variable advertising and expenses was due to an increase in our advertising expense through our affiliate lead generation partner and online channels. The increase in expense as a percentage of revenue reflects lower than expected volume driven by underperformance of certain marketing channels.

Customer Care and Enrollment

Customer care and enrollment expenses primarily consist of compensation, benefits, and licensing costs for personnel engaged in assistance to applicants who call our customer care center and for enrollment personnel who assist applicants during the enrollment process.

Our customer care and enrollment expenses are summarized as follows (dollars in thousands):

		Change			Change
	2022	$	%	2021	$	%	2020
Customer care and enrollment	$141,099	$(38,196)	(21)%	$179,295	$6,400	4%	$172,895
% of total revenue	35%			33%			30%

2022 compared to 2021 – Customer care and enrollment expenses decreased by $38.2 million, or 21%, in 2022 compared to 2021. This decrease was primarily due to a $32.1 million decrease in personnel costs associated with a decrease in headcount, a $5.9 million decrease in consulting expenses and a $0.7 million decrease in stock-based compensation expense, partially offset by a $0.7 million increase in facilities and other operating expenses. The decrease in personnel costs reflects our targeted headcount reduction implemented in April 2022 and our decision to limit the hiring of new agents in preparation for the annual enrollment period in the fourth quarter, compared to 2021.

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

During 2021, we shifted to a predominantly internal agent model with the intent to employ and maintain the majority of our health insurance agent force year-round. We started internal agent hiring and training earlier in 2021 compared to 2020, with the largest headcount increase in the second and third quarters. In October 2021, we entered the annual enrollment period with over 95% of our sales force consisting of internal agents, the largest number of full-time agents in our company's history. We also incurred more spending on agent training and the expansion of our customer service team in the second half of 2021, including the addition of a new customer care role to verify Medicare enrollments prior to submission and expanding our quality assurance efforts.

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

Our technology and content expenses are summarized as follows (dollars in thousands):

		Change			Change
	2022	$	%	2021	$	%	2020
Technology and content	$78,809	$(4,991)	(6)%	$83,800	$18,612	29%	$65,188
% of total revenue	19%			16%			11%

2022 compared to 2021 – Technology and content expenses decreased $5.0 million, or 6%, in 2022 compared to 2021, reflective of our cost reduction program and primarily due to decreases of $4.0 million in stock-based compensation expense, $2.8 million in consulting costs, $1.5 million in personnel and compensation costs due to lower headcount and a $1.6 million decrease in depreciation and amortization, partially offset by increases of $4.4 million in amortization of internally developed software and $0.5 million in facilities and other operating costs.

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

Our general and administrative expenses are summarized as follows (dollars in thousands):

		Change			Change
	2022	$	%	2021	$	%	2020
General and administrative	$71,810	$(3,889)	(5)%	$75,699	$(753)	(1)%	$76,452
% of total revenue	18%			14%			13%

2022 compared to 2021 – General and administrative expenses decreased by $3.9 million, or 5%, in 2022 compared to 2021, primarily due to decreases of $9.5 million in facilities and other operating costs and $1.0 million in stock-based compensation expense, partially offset by an increase of $5.9 million in compensation and personnel costs.

2021 compared to 2020 – General and administrative expenses decreased by $0.8 million, or 1%, in 2021 compared to 2020, primarily due to decreases of $2.8 million in compensation and personnel costs and $1.1 million in consulting expense, partly offset by a $2.7 million increase in professional fees. The decrease in stock-based compensation expenses in 2021 compared to 2020 was primarily attributable to a one-time reversal related to forfeited equity awards due to our former chief executive officer's termination of employment.

Amortization of Intangible Assets

Our intangible asset amortization expense is summarized as follows (dollars in thousands):

		Change			Change
	2022	$	%	2021	$	%	2020
Amortization of intangible assets	$—	$(536)	(100)%	$536	$(957)	(64)%	$1,493
% of total revenue	—%			—%			—%

2022 compared to 2021 – Amortization expense decreased in 2022 compared to 2021 due to the impairment of our finite-lived intangible assets at December 31, 2021.

2021 compared to 2020 – Amortization expense was primarily related to intangible assets purchased through our acquisitions. Amortization expense decreased in 2021 compared to 2020 due to certain intangible assets being fully amortized in 2021.

Impairment, Restructuring and Other Charges

Our impairment, restructuring and other charges consist primarily of severance, transition and other related costs and goodwill and intangible asset impairment charges. Our impairment, restructuring and other charges are summarized as follows (dollars in thousands):

		Change			Change
	2022	$	%	2021	$	%	2020
Impairment, restructuring and other charges	$19,616	$(31,606)	(62)%	$51,222	$51,222	—%	$—
% of total revenue	5%			10%			—%

2022 compared to 2021 – Impairment, restructuring and other charges for the year ended December 31, 2022 primarily consisted of $12.1 million related to the subleasing and vacating of several of our office spaces, primarily consisting of $9.6 million of operating lease right-of-use asset and $2.2 million of property, plant and equipment impairment charges as well as $7.5 million of severance and other personnel related cost as a result of the restructuring that took place throughout 2022. In the first half of 2022, we eliminated approximately 14% of our workforce, primarily within our customer care and enrollment group, and to a lesser extent, in our marketing and advertising, technology and content, and general and administrative groups, and, as a result, recorded pre-tax restructuring charges of $6.2 million of restructuring charges. In the second half of 2022, we incurred pre-tax restructuring charges of $1.3 million for additional eliminated positions.

2021 compared to 2020 – Impairment, restructuring and other charges for the year ended December 31, 2021 were $51.2 million, consisting of $46.3 million in impairment charges and $4.9 million in restructuring and reorganization charges. We recorded an impairment charge of $40.2 million and $6.1 million related to our goodwill and intangible assets, respectively, primarily due to the recent change in our market valuation and financial performance. There were no impairment charges record during the year ended December 31, 2020. We incurred $4.9 million in restructuring and reorganization charges in 2021, which primarily consisted of the severance and other personnel related costs related to the restructuring that took place in the first quarter of 2021 and the severance and other personnel related cost related to the separation arrangement with our former chief executive officer in September 2021. We did not incur any restructuring and reorganization charges in 2020.

Other Income (Expense), Net

Other income (expense), net, primarily consisted of interest income, sublease income and margin earned on commissions received from Medicare plan members transferred to us in 2010 through 2012 by a broker partner, partially offset by interest expense on finance leases and debt and other bank fees.

Our other income (expense), net is summarized as follows (dollars in thousands):

		Change			Change
	2022	$	%	2021	$	%	2020
Other income (expense), net	$(3,676)	$(4,431)	(587)%	$755	$89	13%	$666
% of total revenue	(1)%			—%			—%

2022 compared to 2021 – Other expense, net was $3.7 million in 2022 compared to other income, net of $0.8 million in 2021. The change was driven by $5.9 million of interest expense and $1.1 million of amortization of debt issuance costs related to the credit agreement with Blue Torch Finance, LLC, which was entered into during the first quarter of 2022, partially offset by an increase of $2.6 million in interest income.

2021 compared to 2021 – Other income, net was $0.8 million in 2021 compared to $0.7 million in 2020.

Provision for (Benefit from) Income Taxes

The following table presents our provision for (benefit from) income taxes for the years presented below (dollars in thousands):

		Change			Change
	2022	$	%	2021	$	%	2020
Provision for (benefit from) income taxes	$(17,667)	$2,848	(14)%	$(20,515)	$(29,054)	(340)%	$8,539
Effective tax rate	16.6%			16.4%			15.8%

Year Ended December 31, 2022 – For the year ended December 31, 2022, we recorded a benefit from income taxes of $17.7 million representing an effective tax rate of 16.6%. In 2022, the effective tax rate was lower than the statutory tax rate due to stock-based compensation adjustments and changes to the valuation allowance, offset by state tax and research and development tax credits.

Year Ended December 31, 2021 – For the year ended December 31, 2021, we recorded a benefit from income taxes of $20.5 million representing an effective tax rate of 16.4%. In 2021, the effective tax rate was lower than the statutory tax rate due to goodwill impairment, stock-based compensation adjustments, a valuation allowance of $3.2 million recorded on net California state deferred tax assets, partially offset by research and development tax credits.

Year Ended December 31, 2020 – For the year ended December 31, 2020, we recorded a provision for income taxes of income taxes of $8.5 million representing an effective tax rate of 15.8%. In 2020, the effective tax rate was lower than the statutory tax rate primarily due to stock-based compensation adjustments and research and development credits, offset by state tax and lobbying expenses.

Segment Information

We report segment information based on how our chief executive officer, who is our chief operating decision maker ("CODM"), regularly reviews our operating results, allocates resources, and makes decisions regarding our business operations. The performance measures of our segments include total revenue and profit (loss). Our business structure is comprised of two operating segments:

•Medicare; and
•Individual, Family and Small Business.

Our CODM does not separately evaluate assets by segment, with the exception of commissions receivable, and therefore assets by segment are not presented.

The Medicare segment consists primarily of amounts earned from our sale of Medicare-related health insurance plans, including Medicare Advantage, Medicare Supplement and Medicare Part D prescription drug plans, and to a lesser extent, amounts from our sale of ancillary products sold to our Medicare-eligible customers, including but not limited to, dental and vision plans, as well as amounts we are paid in connection with our advertising program that allows Medicare-related carriers to purchase advertising on a separate website developed, hosted and maintained by us and to purchase other services such as marketing and advertising services, as well as our delivery and sale to third parties of Medicare-related health insurance leads generated by our ecommerce platforms and our marketing activities.

The Individual, Family and Small Business segment consists primarily of amounts earned from our sale of individual, family and small business health insurance plans and ancillary products sold to our non-Medicare-eligible applicants, including but not limited to, dental, vision and short-term health insurance. To a lesser extent, the Individual, Family and Small Business segment consists of amounts earned from our online sponsorship program that allows carriers to purchase advertising space in specific markets in a sponsorship area on our website, our licensing to third parties for the use of our health insurance ecommerce technology, and our delivery and sale to third parties of individual and family health insurance leads generated by our ecommerce platforms and our marketing activities.

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

Segment profit (loss) is calculated as total revenue for the applicable segment less direct and indirect allocated marketing and advertising, customer care and enrollment, technology and content and general and administrative operating expenses, excluding stock-based compensation expense, depreciation and amortization, amortization of intangible assets, and impairment, restructuring and other charges.

Our operating segment revenue and profit (loss) are summarized as follows (in thousands):

		Change			Change
	2022	$	%	2021	$	%	2020
Revenue:
Medicare	$361,687	$(109,530)	(23)%	$471,217	$(45,545)	(9)%	$516,762
Individual, Family and Small Business	43,669	(23,313)	(35)%	66,982	970	1%	66,012
Total revenue	$405,356	(132,843)	(25)%	$538,199	(44,575)	(8)%	$582,774
Segment profit (loss)
Medicare(1)	$(9,873)	2,206	(18)%	$(12,079)	(120,866)	(111)%	$108,787
Individual, Family and Small Business(1)	21,438	(24,267)	(53)%	45,705	5,390	13%	40,315
Segment profit	11,565	(22,061)	(66)%	33,626	(115,476)	(77)%	149,102
Corporate	(53,238)	3,087	(5)%	(56,325)	1,339	(2)%	(57,664)
Stock-based compensation expense	(20,316)	12,541	(38)%	(32,857)	(7,685)	31%	(25,172)
Depreciation and amortization(2)	(21,108)	(2,777)	(15)%	(18,331)	(6,881)	60%	(11,450)
Impairment, restructuring and other charges	(19,616)	31,606	(62)%	(51,222)	(51,222)	—%	—
Amortization of intangible assets	—	536	(100)%	(536)	957	(64)%	(1,493)
Other income (expense), net	(3,676)	(4,431)	(587)%	755	89	13%	666
Income (loss) before income taxes	$(106,389)	18,501	(15)%	$(124,890)	(178,879)	(331)%	$53,989
_______

(1)    During the first quarter of 2021, we revised the calculation of segment profit by excluding amortization of capitalized software development costs to enhance comparability of our financial metrics with peer companies. The amortization of capitalized software was $17.3 million, $12.9 million and $7.8 million for the years ended December 31, 2022, 2021 and 2020, respectively.
(2)    Depreciation and amortization has been adjusted to include amortization of software development costs.

Segment Revenue

2022 compared to 2021 – Revenue from our Medicare segment decreased $109.5 million, or 23%, in 2022 compared to 2021, primarily attributable to a $109.1 million decrease in Medicare segment commission revenue. The decrease in Medicare segment commission revenue was primarily due to a $100.3 million decrease in Medicare Advantage plan commission revenue, driven by a 24% decline in Medicare Advantage approved members.

Revenue from our Individual, Family and Small Business segment decreased $23.3 million, or 35%, in 2022 compared to 2021, primarily attributable to a $22.7 million decrease in commission revenue, driven by a 22% decline in individual and family plan approved members and a 26% decline in ancillary plan approved members compared to the same period in 2021. Based on our evaluation of the updated LTV models and retention trends, we recognized $8.7 million in net adjustment revenue from prior period enrollments in 2022 compared to net adjustment revenue of $30.2 million in 2021.

2021 compared to 2020 – Medicare segment revenue declined $45.5 million, or 9%, in 2021 compared to 2020, primarily attributable to a $28.5 million decrease in sponsorship and advertising revenue and a $17.1 million decrease in Medicare segment commission revenue. The decrease in Medicare segment commission revenue was primarily due to a decrease in commission revenue for Medicare Supplement plans of $24.3 million and Medicare Part D prescription drug plans of $5.5 million, partially offset by an increase of $18.9 million in Medicare Advantage plan commission revenue. The increase in Medicare Advantage plan commission revenue was driven by 3% growth in Medicare Advantage approved members and higher constrained LTVs. The decrease in commission revenue for Medicare Supplement and Medicare Part D prescription drug plans was attributable to a decline in enrollment volume and net adjustment revenue of $(8.4) million for the year ended December 31, 2021, primarily due to lower LTVs.

Revenue from the Individual, Family and Small Business segment increased $1.0 million, or 1%, in 2021 compared to 2020, primarily attributable to a $2.0 million increase in commission revenue. The increase in commission revenue from Individual, Family and Small Business segment was primarily due to an increase in commission revenue from members approved during the period of $3.1 million, partially offset by net adjustment revenue of $30.2 million in 2021 compared to net adjustment revenue of $33.1 million in 2020. The net adjustment revenue in 2021 was due to stronger retention rates for earlier period cohorts of certain products on our latest LTV assessment.

Segment Profit (Loss)

2022 compared to 2021 – Our Medicare segment loss was $9.9 million in 2022, a decrease of $2.2 million or 18%, compared to 2021 segment loss of $12.1 million. This was driven by a $111.7 million decrease in operating expenses, excluding stock-based compensation expense, depreciation and amortization expenses, impairment, restructuring and other charges, and other income (expense), offset by a $109.5 million decrease in revenue. The decrease in operating expenses was mostly attributable to impacts from our transformation initiatives in 2022.

Our Individual, Family and Small Business segment profit was $21.4 million in 2022, a decrease of $24.3 million, or 53%, compared to 2021. The decrease was driven by a $23.3 million decrease in revenue and a $1.0 million increase in operating expenses, excluding stock-based compensation expense, depreciation and amortization expenses, impairment, restructuring and other charges, and other income (expense).

2021 compared to 2020 – Our Medicare segment loss was $12.1 million in 2021 compared to segment profit of $108.8 million in 2020. This was primarily due to a $75.3 million increase in operating expenses, excluding stock-based compensation expense, depreciation and amortization expenses, impairment, restructuring and other charges, and amortization of intangible assets and a $45.5 million decrease in revenue. The increase in operating expenses was mostly attributable to increases in marketing costs and customer care and enrollment costs as we continued to invest in telesales capacity, internal agent counts, agent productivity tools and incentives, customer engagement and retention initiatives, and enhancements to our technology platform. Our Medicare segment profit

(loss) was negatively impacted by the underperformance of our internal agent force and certain of our marketing channels during the fourth quarter 2021 annual enrollment period.

Our Individual, Family and Small Business segment profit was $45.7 million in 2021, an increase of $5.4 million, or 13%, compared to 2020. The increase was primarily driven by a $4.4 million decrease in operating expenses, excluding stock-based compensation expense, depreciation and amortization expenses, impairment, restructuring and other charges, and amortization of intangible assets, and a $1.0 million increase in revenue.

Liquidity and Capital Resources

Material Cash Requirements

Our material cash requirements include our operating leases and service and licensing obligations. See Note 10 – Leases in our Notes to Consolidated Financial Statements for the details of our operating lease obligations. We have entered into service and licensing agreements with third party vendors to provide various services, including network access, equipment maintenance and software licensing. The terms of these services and licensing agreements are generally up to three years. We record the related service and licensing expenses on a straight-line basis, although actual cash payment obligations under certain of these agreements fluctuate over the terms of the agreements. See Note 8 – Commitments and Contingencies in our Notes to Consolidated Financial Statements.

Short-term obligations were $8.6 million for leases and $7.8 million for service and licensing as of December 31, 2022. Long-term obligations were $39.4 million for leases and $2.7 million for service and licensing as of December 31, 2022. We expect to fund these obligations through our existing cash and cash equivalents and cash generated from operations.

Our future capital requirements will depend on many factors, including our enrollment volume, membership, retention rates, telesales conversion rates, and our level of investment in technology and content, marketing and advertising, customer care and enrollment, and other initiatives. In addition, our cash position could be impacted by the level of investments we make to pursue our strategy. To the extent that available funds are insufficient to fund our future activities or to execute our financial strategy, we may raise additional capital through bank debt, or public or private equity or debt financing to the extent such funding sources are available. We have begun implementing a multi-year transformation plan to right-size our cost structure and drive future profitability. This plan has incorporated different operational and cost savings initiatives, including a reduction in vendor-related spend outside of mission critical areas, a reduction of our real-estate footprint as we decided to become a remote first workplace, and a targeted workforce reduction implemented during 2022. These reductions could adversely impact the growth of membership and revenue.

We believe our current cash and cash equivalents, including the proceeds from the term loan we obtained on February 28, 2022 under our credit agreement with Blue Torch Finance, LLC and expected cash collections will be sufficient to fund our operations for at least 12 months after the filing date of this Annual Report on Form 10-K.

Our cash, cash equivalents, and short-term marketable securities are summarized as follows (in thousands):

	December 31, 2022	December 31, 2021
Cash and cash equivalents	$144,401	$81,926
Short-term marketable securities	—	41,306
Total cash, cash equivalents, and short-term marketable securities	$144,401	$123,232

As of December 31, 2022 and 2021, our cash and cash equivalents totaled $144.4 million and $81.9 million, respectively. Cash equivalents, which are comprised of financial instruments with an original maturity of 90 days or less from the date of purchase, primarily consist of money market funds. The increase in cash and cash equivalents reflects $63.8 million of net cash provided by financing activities and $25.9 million of net cash provided by investing activities, partially offset by $26.9 million of net cash used in operating activities.

Our cash flows are summarized as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Net cash used in operating activities	$(26,869)	$(162,622)	$(107,860)
Net cash provided by (used in) investing activities	25,861	(12,631)	(73,283)
Net cash provided by financing activities	63,838	213,241	201,249

Operating Activities

Net cash used in operating activities primarily consists of net loss, adjusted for certain non-cash items, including deferred income taxes, stock-based compensation expense, depreciation and amortization, amortization of intangible assets and internally developed software, other non-cash items, and the effect of changes in working capital and other activities.

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

A significant portion of our marketing and advertising expense is directly correlated with the number of health insurance applications submitted on our ecommerce platforms. Since our marketing and advertising costs are expensed and generally paid as incurred, and since commission revenue is recognized upon approval of a member but commission payments are paid to us over time, our operating cash flows could be adversely impacted by a substantial increase in the volume of applications submitted during a quarter or positively impacted by a substantial decline in the volume of applications submitted during a quarter. During the Medicare annual enrollment period that takes place during the last quarter of each year and the reintroduced Medicare Advantage open enrollment period in the first quarter of the year, we experience an increase in the number of submitted Medicare-related health insurance applications and marketing and advertising expenses compared to outside of these annual enrollment periods. Similarly, during the open enrollment period for individual and family health insurance plans which typically takes place during the fourth quarter of each year, we experience an increase in the number of submitted individual and family plan health insurance applications and marketing and advertising expenses compared to outside of open enrollment periods. The timing of open enrollment periods for individual and family health insurance plans, the Medicare annual enrollment period and the open enrollment period for Medicare-related health insurance can positively or negatively affect our cash flows during each quarter.

Year Ended December 31, 2022 – Net cash used in operating activities was $26.9 million during the year ended December 31, 2022, primarily driven by a net loss of $88.7 million, partially offset by changes in net operating assets and liabilities of $24.7 million and adjustments for non-cash items of $37.2 million. Cash from changes in net operating assets and liabilities during the year ended December 31, 2022 primarily consisted of increases of $23.8 million in contract assets – commissions receivable, $13.5 million in prepaid expenses and $4.2 million in accrued compensation and benefits, partially offset by decreases of $12.6 million in accrued marketing expenses and $7.0 million in accounts payables. Adjustments for non-cash items primarily consisted of $20.3 million of stock-based compensation expense, $17.3 million of amortization of internally-developed software, and $12.1 million of impairment charges on right-of use assets and associated property, plant and equipment write-offs, partially offset by a $18.4 million decrease in deferred income taxes.

Year Ended December 31, 2021 – Net cash used in operating activities was $162.6 million during the year ended December 31, 2021, primarily driven by changes in net operating assets and liabilities of $136.3 million and a net loss of $104.4 million, partly offset by adjustments for non-cash items of $78.0 million. Cash used from changes in net operating assets and liabilities during the year ended December 31, 2021 primarily consisted of an increase of $116.0 million in contract assets – commissions receivable, a decrease of $23.1 million in accounts payables, an increase of $7.9 million in prepaid expenses, and a decrease of $4.1 million in accrued compensation and benefits, partially offset by increases of $18.6 million in accrued marketing expenses. Adjustments for non-cash items primarily consisted of $32.9 million of stock-based compensation expense, $12.9 million of amortization of internally-developed software, and $0.5 million of amortization of intangible assets, partially offset by a $21.5 million decline in deferred income taxes.

Year Ended December 31, 2020 – Net cash used in operating activities was $107.9 million during the year ended December 31, 2020, primarily driven by changes in net operating assets and liabilities of $201.3 million, partially offset by net income of $45.5 million and adjustments for non-cash items of $48.0 million. Cash used from changes in net operating assets and liabilities during the year ended December 31, 2020 primarily consisted of an increase of $205.2 million in contract assets – commissions receivable, a decrease of $9.0 million in accrued compensation and benefits, an increase of $6.2 million in prepaid expenses and other assets and a decrease of $2.3 million in deferred revenue, partially offset by increases of $12.3 million in accounts payable, $5.7 million in accrued marketing expenses, and $2.8 million in accrued expenses and other liabilities. Adjustments for non-cash items primarily consisted of $25.2 million of stock-based compensation expense, $8.8 million change in deferred income taxes, $7.8 million of amortization of internally-developed software, and $1.5 million of amortization of intangible assets.

Investing Activities

Our investing activities primarily consist of purchases and redemption of marketable securities, purchases of computer hardware and software to enhance our website and customer care operations, leasehold improvements related to facilities expansion, capitalized internal-use software and security deposit payments.

Year Ended December 31, 2022 – Net cash provided by investing activities of $25.9 million during 2022 mainly consisted of $49.8 million of proceeds from redemption and maturities of marketable securities, offset by $15.3 million of capitalized internal-use software and website development costs and $8.4 million used to purchase marketable securities.

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

Financing Activities

Year Ended December 31, 2022 – Net cash provided by financing activities of $63.8 million during 2022 was primarily attributable to $64.9 million of net proceeds from debt financing and $2.2 million of net proceeds from exercises of common stock options, partially offset by $3.1 million of cash used for share repurchases to satisfy employee tax withholding obligations.

Year Ended December 31, 2021 – Net cash provided by financing activities of $213.2 million during 2021 was primarily attributable to $214.0 million proceeds from issuance of preferred stock, net of issuance costs and $8.7 million of net proceeds from exercise of common stock options, partially offset by $9.3 million of cash used for share repurchases to satisfy employee tax withholding obligations.

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

See Note 5 – Equity and Note 6 – Convertible Preferred Stock in our Notes to Consolidated Financial Statements for information regarding our equity offering in 2020 and our preferred stock transaction in 2021, respectively. We also had $3.2 million in restricted cash as of December 31, 2022 and 2021.

As of December 31, 2022 and 2021, we had 1.7 million and 1.3 million shares held in treasury stock, respectively, that were shares repurchased to satisfy tax withholding obligations. As of December 31, 2022 and 2021, we had a total of 12.4 million and 12.0 million shares held in treasury stock, respectively, including 10.7 million shares previously repurchased.

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

Convertible Preferred Stock

On April 30, 2021 (the "Closing Date"), we issued and sold 2,250,000 shares of our newly designated Series A preferred stock at an aggregate purchase price of $225.0 million to Echelon Health SPV, LP ("H.I.G."), at a price of $100 (the “Stated Value” per share of Series A preferred stock) per share (the "Private Placement"). We received $214.0 million net proceeds from the Private Placement with H.I.G., net of sales commissions and certain transaction fees.

Dividends on our outstanding shares of Series A preferred stock accrue daily at 8% per annum on the Stated Value per share and compound semiannually, payable in kind until April 30, 2023, which is the second anniversary of the Closing Date on June 30, and December 31 of each year, beginning on June 30, 2021, and will thereafter be 6% payable in kind and 2% payable in cash in arrears on June 30 and December 31 of each year, beginning on June 30, 2023 (each, a “Cash Dividend Payment Date”). Dividends payable in kind will be cumulative. The Series A preferred stock also participates, on an as-converted basis (without regard to conversion limitations) in all dividends paid to the holders of our common stock. If we fail to declare and pay full cash dividend payments as required by the certificate of designations for the Series A preferred stock for two consecutive Cash Dividend Payment Dates, the cash dividend rate then in effect shall increase one time by 2%, retroactive to the first day of the semiannual period immediately preceding the first Cash Dividend Payment Date at which we failed to pay such accrued cash dividends, until such failure to pay full cash dividends is cured (at which time the dividend rate shall return to the rate prior to such increase). The dividend rights of the Series A preferred stock are senior to all of our other equity securities.

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

Term Loan Credit Agreement

We entered into a Credit Agreement with Blue Torch Finance LLC, as administrative agent and collateral agent, and the other lenders party thereto in February 2022 (the "Original Credit Agreement") and entered into an amendment (the "Amendment") to the Original Credit Agreement in August 2022 (as amended by the Amendment, the "Credit Agreement"). The Credit Agreement provides for a $70.0 million secured term loan credit facility, which term loans were made available to us on February 28, 2022. We terminated our credit agreement with Royal Bank of Canada ("RBC"), pursuant to which we had an up to $75 million revolving credit facility in connection with our receiving the loan under the Term Loan Credit Agreement. The Amendment replaced the LIBOR-based Adjusted Eurocurrency Rate (as defined in the Original Credit Agreement) with Adjusted Term SOFR (as defined in the Amendment) as a reference rate for loans under the Credit Agreement.

The proceeds of the loans under the Credit Agreement may be used for working capital and general corporate purposes, to refinance our credit agreement with RBC and to pay fees and expenses in connection with the entry into the Credit Agreement. The Original Credit Agreement bore interest, at our option, at either a rate based on the London Interbank Offered Rate ("LIBOR") for the applicable interest period or a base rate, in each case plus a margin. The base rate is the highest of the prime rate, the federal funds rate plus 0.50% and one month adjusted LIBOR plus 1.0%. The margin is 7.50% for LIBOR loans and 6.50% for base rate loans. After the Amendment, the loans under the Credit Agreement bear interest, at our option, at either a rate based on the Adjusted Term SOFR or a base rate, in each case plus a margin. The base rate is the highest of the prime rate, the federal funds rate plus 0.50% and three-month Adjusted Term SOFR plus 1.00%. The margin is 7.50% for Adjusted Term SOFR loans and 6.50% for base rate loans.

Furthermore, as part of the Credit Agreement, we incur a $0.3 million fee per annum, payable annually. The outstanding obligations under the Credit Agreement are payable in full on the maturity date. The Credit Agreement matures in February of 2025. We have the right to prepay the loans under the Credit Agreement in whole or in part at any time, subject, in the case of certain mandatory prepayments or any voluntary prepayment of the loans under the Credit Agreement after February 28, 2023, to an exit fee. Our obligations under the Credit Agreement are guaranteed by certain of our material domestic subsidiaries and substantially all of our assets and the assets of such guarantors, in each case, subject to customary exclusions. We are obligated to pay administration fees in connection with the Credit Agreement.

As of December 31, 2022, we had $66.1 million outstanding principal amount under our Credit Agreement, net of closing costs. See Note 12 – Debt in our Notes to Consolidated Financial Statements regarding our previously terminated credit agreement with RBC and additional information regarding the Credit Agreement.

Seasonality

See Item 1, Business – Seasonality for information regarding seasonal impacts on our business and financial condition and results of operations.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles ("U.S. GAAP"), requires us to make judgments, assumptions, and estimates that affect the amounts reported in the consolidated financial statements and the accompanying notes. These estimates and assumptions are based on current facts, historical experience, and various other factors that we believe are reasonable under the circumstances to determine reported amounts of assets, liabilities, revenue and expenses that are not readily apparent from other sources. To the extent there are material differences between our estimates and the actual results, our future consolidated results of comprehensive income (loss) may be affected.

Among our significant accounting policies, which are described in Note 1 – Summary of Business and Significant Accounting Policies in our Notes to Consolidated Financial Statements, the following accounting policies and specific estimates involve a greater degree of judgments and complexity:

•Revenue recognition and contract assets - commission receivable;
•Stock-based compensation; and

•Accounting for income taxes.

During the year ended December 31, 2022, there were no significant changes to our critical accounting policies and estimates.

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

Stock-Based Compensation

We recognize stock-based compensation expense in the accompanying Consolidated Statements of Comprehensive Income (Loss) based on the fair value of our stock-based awards over their respective requisite service periods, typically the vesting period, which is generally four years for service-based awards or the one-year anniversary of achieving performance criteria for performance and market-based awards. The estimated attainment of performance-based awards and related expense is based on the achievement of certain financial targets over a predetermined performance period, subject to the discretion of the Company's compensation committee. The estimated fair value of performance awards with market conditions is determined using the Monte-Carlo simulation model. The estimated grant date fair value of our stock options is determined using the Black-Scholes-Merton pricing model and a single option award approach. The weighted-average expected term for stock options granted is calculated using historical option exercise behavior. The dividend yield is determined by dividing the expected per share dividend during the coming year by the grant date stock price. Through December 31, 2022, we had not declared or paid any cash dividends to common stockholders, and we do not expect to pay any in the foreseeable future. We base the risk-free interest rate on the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term of our stock options. Expected volatility is determined using a combination of the implied volatility of publicly traded options in our stock and historical volatility of our stock price. The assumptions used in calculating the fair value of stock-based payment awards and expected attainment of performance-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. We will continue to use judgment in evaluating the expected term and volatility related to our own stock-based awards on a prospective basis, and incorporating these factors into the model. Changes in key assumptions could significantly impact the valuation of such instruments.

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

Our cash, cash equivalents, short-term marketable securities, and restricted cash are summarized as follows (in thousands):

	December 31, 2022	December 31, 2021
Cash and cash equivalents (1) (2)	$144,401	$81,926
Short-term marketable securities(2)	—	41,306
Restricted cash	3,239	3,239
Total cash, cash equivalents, short-term marketable securities, and restricted cash	$147,640	$126,471
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

As of December 31, 2022, our net contract assets – commissions receivable balance was $884.3 million. Our contracts with carriers expose us to credit risk that a financial loss could be incurred if the counterparty does not fulfill its financial obligation. While we are exposed to credit losses due to the non-performance of our counterparties, we consider the risk of this remote. We estimate our maximum credit risk in determining the contract assets – commissions receivable balance recognized on the balance sheet. We had allowances for credit losses of

$2.4 million and $2.2 million as of December 31, 2022 and 2021, respectively.

Our total contract assets and accounts receivable as of December 31, 2022 and December 31, 2021 are summarized as follows (in thousands):

	December 31, 2022	December 31, 2021
Contract assets – commissions receivable – current	$242,749	$254,821
Contract assets – commissions receivable – non-current	641,555	653,441
Accounts receivable	2,633	5,750
Total contract assets and accounts receivable	$886,937	$914,012

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
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of eHealth, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2023 expressed an unqualified opinion thereon.

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
The Company recognized commission revenue of approximately $361.2 million in 2022 and related commissions receivable were approximately $884.3 million at December 31, 2022. As described in Notes 1 and 2 to its consolidated financial statements, the Company’s commission revenue is recognized as the amount of the total estimated lifetime value (“LTV”) of the commissions expected to be received when a member obtains a plan through the Company and is approved by a carrier.
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
San Mateo, California
March 1, 2023

EHEALTH, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	December 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$144,401	$81,926
Short-term marketable securities	—	41,306
Accounts receivable	2,633	5,750
Contract assets – commissions receivable – current	242,749	254,821
Prepaid expenses and other current assets	11,301	23,784
Total current assets	401,084	407,587
Contract assets – commissions receivable – non-current	641,555	653,441
Property and equipment, net	5,501	12,105
Operating lease right-of-use assets	26,516	37,373
Restricted cash	3,239	3,239
Other assets	34,716	35,547
Total assets	$1,112,611	$1,149,292
Liabilities, convertible preferred stock and stockholders’ equity
Current liabilities:
Accounts payable	$6,732	$13,750
Accrued compensation and benefits	20,690	16,458
Accrued marketing expenses	23,770	36,384
Lease liabilities – current	6,486	5,543
Other current liabilities	2,887	3,330
Total current liabilities	60,565	75,465
Long-term debt	66,129	—
Deferred income taxes – non-current	32,359	50,796
Lease liabilities – non-current	34,187	35,826
Other non-current liabilities	5,132	5,094
Total liabilities	198,372	167,181
Commitments and contingencies (Note 8)
Convertible preferred stock, par value $0.001 per share; 2,250 issued and outstanding as of December 31,2022 and 2021	263,284	232,592
Stockholders’ equity:
Preferred stock, par value $0.001 per share, other than convertible preferred stock; 7,750 authorized; none issued and outstanding as of December 31, 2022 and 2021	—	—
Common stock, par value $0.001 per share; 100,000 authorized; 39,977 and 38,704 issued as of December 31, 2022 and 2021, respectively; 27,562 and 26,688 outstanding as of December 31, 2022 and 2021, respectively	40	39
Additional paid-in capital	777,187	755,875
Treasury stock, at cost: 12,415 and 12,016 shares as of December 31, 2022 and 2021, respectively	(199,998)	(199,998)
Retained earnings	73,799	193,213
Accumulated other comprehensive income (loss)	(73)	390
Total stockholders’ equity	650,955	749,519
Total liabilities, convertible preferred stock, and stockholders’ equity	$1,112,611	$1,149,292

The accompanying notes are an integral part of these consolidated financial statements.

EHEALTH, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share amounts)

	Year Ended December 31,
	2022	2021	2020
Revenue
Commission	$361,246	$493,119	$508,189
Other	44,110	45,080	74,585
Total revenue	405,356	538,199	582,774
Operating costs and expenses
Cost of revenue	1,647	1,992	4,083
Marketing and advertising	195,088	271,300	209,340
Customer care and enrollment	141,099	179,295	172,895
Technology and content	78,809	83,800	65,188
General and administrative	71,810	75,699	76,452
Amortization of intangible assets	—	536	1,493
Impairment, restructuring and other charges	19,616	51,222	—
Total operating costs and expenses	508,069	663,844	529,451
Income (loss) from operations	(102,713)	(125,645)	53,323
Other income (expense), net	(3,676)	755	666
Income (loss) before income taxes	(106,389)	(124,890)	53,989
Provision for (benefit from) income taxes	(17,667)	(20,515)	8,539
Net income (loss)	(88,722)	(104,375)	45,450
Paid-in-kind dividends for preferred stock	(19,357)	(12,206)	—
Change in preferred stock redemption value	(11,335)	(6,361)	—
Net income (loss) attributable to common stockholders	$(119,414)	$(122,942)	$45,450
Net income (loss) per share attributable to common stockholders:
Basic	$(4.36)	$(4.59)	$1.75
Diluted	$(4.36)	$(4.59)	$1.68
Weighted-average number of shares used in per share amounts:
Basic	27,359	26,781	26,025
Diluted	27,359	26,781	27,014
Comprehensive income (loss):
Net income (loss)	$(88,722)	$(104,375)	$45,450
Unrealized holding gain (loss) on available for sale debt securities, net of tax	(29)	(49)	28
Foreign currency translation adjustments	(434)	89	206
Comprehensive income (loss)	$(89,185)	$(104,335)	$45,684

The accompanying notes are an integral part of these consolidated financial statements.

EHEALTH, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance as of December 31, 2019	34,752	$35	$455,159	11,616	$(199,998)	$271,852	$116	$527,164
Cumulative effect from the adoption of ASU 2016-13	—	—	—	—	—	(1,147)	—	(1,147)
Issuance of common stock in connection with equity incentive plans	638	1	1,940	—	—	—	—	1,941
Repurchase of shares to satisfy employee tax withholding obligations	—	—	(19,808)	215	—	—	—	(19,808)
Shares issued in equity offering	2,070	2	228,022	—	—	—	—	228,024
Settlement of earnout liability	295	—	28,521	—	—	—	—	28,521
Stock-based compensation	—	—	27,179	—	—	—	—	27,179
Other comprehensive income, net of tax	—	—	—	—	—	—	234	234
Net Income	—	—	—	—	—	45,450	—	45,450
Balance as of December 31, 2020	37,755	38	721,013	11,831	(199,998)	316,155	350	837,558
Issuance of common stock in connection with equity incentive plans	849	1	4,904	—	—	—	—	4,905
Repurchase of shares to satisfy employee tax withholding obligations	—	—	(9,333)	185	—	—	—	(9,333)
Paid-in-kind dividend and accretion related to convertible preferred stock	—	—	—	—	—	(18,567)	—	(18,567)
Issuance of common stock for employee stock purchase program	100	—	3,813	—	—	—	—	3,813
Stock-based compensation	—	—	35,478	—	—	—	—	35,478
Other comprehensive income, net of tax	—	—	—	—	—	—	40	40
Net loss	—	—	—	—	—	(104,375)	—	(104,375)
Balance as of December 31, 2021	38,704	39	755,875	12,016	(199,998)	193,213	390	749,519
Issuance of common stock in connection with equity incentive plans	1,095	1	1,054	—	—	—	—	1,055
Repurchase of shares to satisfy employee tax withholding obligations	—	—	(3,102)	399	—	—	—	(3,102)
Paid-in-kind dividend and accretion related to convertible preferred stock	—	—	—	—	—	(30,692)	—	(30,692)
Issuance of common stock for employee stock purchase program	178	—	1,159	—	—	—	—	1,159
Stock-based compensation	—	—	22,201	—	—	—	—	22,201
Other comprehensive loss, net of tax	—	—	—	—	—	—	(463)	(463)
Net loss	—	—	—	—	—	(88,722)	—	(88,722)
Balance as of December 31, 2022	39,977	$40	$777,187	12,415	$(199,998)	$73,799	$(73)	$650,955

The accompanying notes are an integral part of these consolidated financial statements.

EHEALTH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2022	2021	2020
Operating activities:
Net income (loss)	$(88,722)	$(104,375)	$45,450
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	3,845	5,430	3,694
Amortization of internally developed software	17,263	12,901	7,756
Amortization of intangible assets	—	536	1,493
Stock-based compensation expense	20,316	32,857	25,172
Deferred income taxes	(18,436)	(21,522)	8,817
Impairment charges	12,102	46,344	—
Other non-cash items	2,084	1,466	1,091
Changes in operating assets and liabilities:
Accounts receivable	3,118	(3,952)	533
Contract assets – commissions receivable	23,760	(116,030)	(205,209)
Prepaid expenses and other assets	13,473	(7,945)	(6,180)
Accounts payable	(7,029)	(23,052)	12,294
Accrued compensation and benefits	4,232	(4,083)	(9,036)
Accrued marketing expenses	(12,614)	18,596	5,747
Deferred revenue	175	20	(2,262)
Accrued expenses and other liabilities	(436)	187	2,780
Net cash used in operating activities	(26,869)	(162,622)	(107,860)
Investing activities:
Capitalized internal-use software and website development costs	(15,292)	(16,992)	(16,005)
Purchases of property and equipment and other assets	(214)	(3,865)	(7,751)
Purchases of marketable securities	(8,402)	(103,058)	(180,505)
Proceeds from redemption and maturities of marketable securities	49,769	111,284	130,978
Net cash provided by (used in) investing activities	25,861	(12,631)	(73,283)
Financing activities:
Proceeds from issuance of preferred stock, net of issuance costs	—	214,025	—
Proceeds from issuance of common stock, net of issuance costs	—	—	228,024
Net proceeds from debt financing	64,862	—	—
Net proceeds from exercise of common stock options and employee stock purchases	2,214	8,699	1,941
Repurchase of shares to satisfy employee tax withholding obligations	(3,102)	(9,333)	(19,808)
Acquisition-related contingent payments	—	—	(8,751)
Principal payments in connection with leases	(136)	(150)	(157)
Net cash provided by financing activities	63,838	213,241	201,249
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(355)	64	187
Net increase in cash, cash equivalents and restricted cash	62,475	38,052	20,293
Cash, cash equivalents and restricted cash at beginning of period	85,165	47,113	26,820
Cash, cash equivalents and restricted cash at end of period	$147,640	$85,165	$47,113
Supplemental disclosure of cash flows
Cash paid for interest	$5,031	$—	$—
Cash refunds from (payments for) income taxes, net	$(529)	$103	$882

The accompanying notes are an integral part of these consolidated financial statements.

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Summary of Business and Significant Accounting Policies

Description of Business – eHealth, Inc. (the “Company,” “eHealth,” “we” or “us”) is a leading private online health insurance marketplace with a technology and service platform that provides consumer engagement, education and health insurance enrollment solutions. Our mission is to expertly guide consumers through their health insurance enrollment and related options, when, where and how they prefer. Our platform leverages technology to solve a critical problem in a large and growing market by aiding consumers in what has traditionally been a complex, confusing, and opaque health insurance purchasing process. Our omnichannel consumer engagement platform differentiates our offering from other brokers and enables consumers to use our services online, by telephone with a licensed insurance agent, or through a hybrid online assisted interaction that includes live agent chat and co-browsing capabilities. We have created a consumer-centric marketplace that offers consumers a broad choice of insurance products that includes thousands of Medicare Advantage, Medicare Supplement, Medicare Part D prescription drug, individual and family, small business and other ancillary health insurance products from approximately 200 health insurance carriers across all fifty states and the District of Columbia. Our plan recommendation tool curates this broad plan selection by analyzing customer health-related information against plan data for insurance coverage fit. This tool is supported by a unified data platform and is available to our ecommerce customers and our licensed agents. We strive to be the most trusted partner to the consumer in their life's journey through the health insurance market.

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

Subsequent to the issuance of our consolidated financial statements for the year ended December 31, 2020, we identified certain errors, including a $3.0 million under-recognition of stock-based compensation expense and a $1.5 million over-recognition of licensing costs for the year ended December 31, 2020. We adjusted for these items in the first quarter of 2021 and the adjustments increased our net loss by approximately $1.5 million, or $0.06 per basic and diluted share, in our Condensed Consolidated Statement of Comprehensive Loss for the three months ended March 31, 2021. These items also increased our net loss by approximately $1.5 million, or $0.05 per basic and diluted share, on our Consolidated Statement of Comprehensive Loss for the year ended December 31, 2021. We evaluated the effects of these out-of-period adjustments, both qualitatively and quantitatively, and concluded that the errors and the correction thereof were immaterial both individually and in the aggregate to the current reporting period and the periods in which they originated, including quarterly reporting.

Operating Segments – We report segment information based on how our chief executive officer, who is our chief operating decision maker (“CODM”), regularly reviews our operating results, allocates resources and makes decisions regarding our business operations. The performance measures of our segments include total revenue and profit (loss). Our business structure is comprised of two operating segments:

•Medicare; and
•Individual, Family and Small Business

The Medicare segment consists primarily of commissions earned from our sale of Medicare-related health insurance plans, including Medicare Advantage, Medicare Supplement and Medicare Part D prescription drug plans, and to a lesser extent, ancillary products sold to our Medicare-eligible customers, including but not limited to, dental and vision insurance, as well as our advertising program that allows Medicare-related carriers to purchase advertising on a separate website developed, hosted and maintained by us or pursuant to which we perform other services as marketing and our delivery and sale to third parties of Medicare-related health insurance leads generated by our ecommerce platforms and our marketing activities.

The Individual, Family and Small Business segment consists primarily of commissions earned from our sale of individual and family and small business health insurance plans and ancillary products sold to our non-Medicare-eligible customers, including but not limited to, dental, vision, short term disability and long term disability insurance.

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Segment profit is calculated as total revenue for the applicable segment less direct and allocated marketing and advertising, customer care and enrollment, technology and content and general and administrative operating expenses, excluding stock-based compensation expense, depreciation and amortization expense, amortization of intangible assets and impairment, restructuring and other charges.

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

Cash and Cash Equivalents – Our cash and cash equivalents were held in cash depository accounts with major financial institutions or invested in high quality, short-term liquid investments having original maturities of 90 days or less from the date of purchase. Cash and cash equivalents are stated at fair value.

The Company's restricted cash balances are not material and are primarily used to collateralize letters of credit related to certain lease commitments.

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

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

As of December 31, 2021, we performed a goodwill impairment assessment, which included both qualitative and quantitative assessments. Our assessment included a comparison of carrying value to an estimated fair value using a market approach based on our market capitalization. Based on this assessment, we concluded the fair value of our Medicare segment was below the carrying value primarily due to the change in our market valuation at the time and financial performance and recorded a $40.2 million impairment of our goodwill, which was recognized in the "Impairment, restructuring and other charges" line in the Consolidated Statements of Comprehensive Income (Loss). As a result of this impairment, we had no goodwill balance on our Consolidated Balance Sheets at either December 31, 2021 and 2022. There was no goodwill impairment identified for the year ended December 31, 2020.

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

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate a potential reduction in their fair values below their respective carrying amounts. Intangible assets with finite useful lives, which include purchased technology, pharmacy and customer relationships, trade names, and certain trademarks, are amortized over their estimated useful lives. See Note 3 – Supplemental Financial Statement Information of the Notes to Consolidated Financial Statements for additional information regarding our intangible assets and related impairment.

Other Long-Lived Assets – We evaluate other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value.

Revenue Recognition – We account for revenue under ASC 606 – Revenue from Contracts with Customers. Our revenue consists of commission revenue and other revenue. The core principle of ASC 606 is to recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. Accordingly, we recognize revenue for our services through the application of the following steps:

•Identification of the contract, or contracts, with a customer.
•Identification of the performance obligations in the contract.
•Determination of the transaction price.
•Allocation of the transaction price to the performance obligations in the contract.
•Recognition of revenue when, or as, we satisfy a performance obligation.

Commission Revenue. Our commission revenue results from approval of an application from health insurance carriers, which we define as our customers under ASC 606. Our commission revenue is primarily comprised of commissions from health insurance carriers which is computed using the estimated constrained lifetime value of commission payments that we expect to receive. Included in commissions are regular administrative payments we receive with respect to administrative services. We estimate commission revenue for each insurance product by using a portfolio approach to a group of approved members by plan type and the

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
effective month of the relevant plan, which we refer to as “cohorts”. We recognize revenue for plans approved during the period by applying the latest estimated constrained lifetime value (“LTV”) for that product. We recognize adjustment revenue for plans approved in prior periods when changes in assumptions for constrained LTV calculations are made and when there is sufficient evidence demonstrating a trend that is different from the estimated constrained LTV at the time of approval resulting in a change in estimate to expected cash collections. Net adjustment revenue consists of increases in revenue for certain prior period cohorts as well as reductions in revenue for certain prior period cohorts. We recognize positive adjustments to revenue to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. We assess the risk of significant revenue reversal based on statistical and qualitative analysis given historical information and current market conditions.

Our commission revenue for each product line is based on a number of assumptions, which include, but are not limited to, estimating conversion of an approved member to a paying member, forecasting average plan duration and forecasting the commission amounts likely to be received per member. These assumptions are based on our analysis of historical trends for the different cohorts and incorporate management’s judgment in interpreting those trends and applying the constraints discussed below. For our Medicare commission revenue, which represented 88%, 86% and 86% of our total commission revenue for the years ended December 31, 2022, 2021 and 2020, respectively, the estimated average plan duration, which is the average length of time paying members are active on their plans, used to calculate Medicare health insurance plan LTVs historically has been approximately 3 years for Medicare Advantage plans, and approximately 4 to 5 years for both Medicare Supplement and Medicare Part D prescription drug plans. While the average plan duration has been approximately 3 years for Medicare Advantage plans, certain members may have a duration of up to approximately 14 years. The estimated average plan duration used to calculate the LTV for major medical individual and family health insurance plans historically has been approximately 1.5 to 2 years. For short term health insurance plan LTVs, the estimated average plan duration has been approximately six months. For all other ancillary health insurance plan LTVs, the estimated average plan duration has historically varied from 1 to 6 years.

Constraints are applied to LTV for revenue recognition purposes to help ensure that the total estimated lifetime commissions expected to be collected for an approved member’s plan are recognized as revenue only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with future commissions receivable from the plan is subsequently resolved. Significant judgment can be involved in determining the constraint. To determine the constraints to be applied to LTV, we compare prior calculations of LTV to actual cash received and review the reasons for any variations. We then apply judgment in assessing whether the difference between historical cash collections and LTV is representative of differences that can be expected in future periods. We also analyze whether circumstances have changed and consider any known or potential modifications to the inputs into LTV in light of the factors that can impact the amount of cash expected to be collected in future periods, including but not limited to commission rates, carrier mix, plan duration, cancellations of insurance plans offered by health insurance carriers with which we have a relationship, changes in laws and regulations, and changes in the economic environment. We evaluate the appropriateness of our constraints on an annual basis, at least, and update our assumptions when we observe a sufficient amount of evidence that would suggest that the long-term expectation underlying the assumptions has changed.

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

For both Medicare Advantage and Medicare Part D prescription drug plans, we receive a fixed, annual commission payment from insurance carriers generally once the plan is approved by the carrier and either a fixed, monthly, or annual commission payment beginning with and subsequent to the second plan year. In the first plan year of a Medicare Advantage and Medicare Part D prescription drug plan, after the health insurance carrier approves the application but during the effective year of the plan, we are paid a fixed commission that is prorated for the number of months remaining in the calendar year. Additionally, if the plan is the first Medicare Advantage or Medicare Part D prescription drug plan issued to the member, we may receive a higher commission rate that covers a full 12-month period, regardless of the month the plan was effective. We receive commissions for Medicare Advantage and Medicare Part D prescription drug plans for which we are the broker of record, typically until either the policy is cancelled or we otherwise do not remain the agent on the policy.

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

Other Revenue. Our non-Medicare plan related sponsorship and advertising program allows carriers to purchase advertising space in specific markets in a sponsorship area on our website. In return, we are typically paid a fee, which is recognized over the period that advertising is displayed, and often a performance fee based on metrics such as submitted health insurance applications, which is recognized when the service has been performed. We also offer Medicare advertising and other services, which include, among other things, marketing and website development, hosting and maintenance. In these instances, we are typically paid a fixed, up-front fee, which we recognize as revenue ratably over the service period as service is performed.

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

Incremental Costs to Obtain a Contract. Our sales compensation plans, which are directed at converting leads into approved members, represent fulfillment costs and not costs to obtain a contract with a customer. Additionally, we reviewed compensation plans related to personnel responsible for identifying new health insurance

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
carriers and entering into contracts with new health insurance carriers and concluded that no incremental costs are incurred to obtain such contracts. Therefore, costs related these compensation plans are expensed as incurred.

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

Marketing and Advertising Expenses – Marketing and advertising expenses consist primarily of member acquisition expenses associated with our direct, marketing partner and online advertising member acquisition channels, in addition to compensation and other expenses related to marketing, business development, partner management, public relations and carrier relations personnel who support our offerings. We recognize direct marketing expenses in our direct member acquisition channel in the period in which they are incurred. We recognize online marketing expenses associated with search advertising in the period in which the consumer clicks on the advertisement. Advertising costs incurred in the years ended December 31, 2022, 2021 and 2020 totaled $169.1 million, $240.4 million, and $178.9 million, respectively.

Our direct channel expenses primarily consist of costs for direct mail, email marketing, online marketing and television and radio advertising. Advertising costs for our direct channel are expensed the first time the related advertising takes place. Our marketing partner channel expenses primarily consist of fees paid to marketing partners with which we have a relationship. Our online advertising channel expenses primarily consist of paid keyword search advertising on search engines and retargeting campaigns. Advertising costs for our marketing partner channel and our online advertising channel are expensed as incurred.

Research and Development Expenses – Research and development expenses consist primarily of compensation and related expenses incurred for employees on our engineering and technical teams, which are expensed as incurred. Research and development costs, which totaled $12.1 million, $10.4 million and $9.1 million for the years ended December 31, 2022, 2021 and 2020, respectively, are included in technology and content expense in the accompanying Consolidated Statements of Comprehensive Income (Loss).

Internal-Use Software and Website Development Costs – We capitalize costs of materials, consultants and compensation and benefits costs of employees who devote time to the development of internal-use software and websites during the application development stage. The amortization expenses of these assets are recorded in technology and content. Our judgment is required in determining the point at which various projects enter the phases at which costs may be capitalized, in assessing the ongoing value of the capitalized costs and in determining the estimated useful lives over which the costs are amortized, which is generally 3 years. For the years ended December 31, 2022, 2021 and 2020, we capitalized internal-use software and website development costs of $17.2 million, $19.6 million and $18.0 million respectively, and recorded amortization expense of $17.3 million, $12.9 million, and $7.8 million, respectively. Capitalized internal-use software and website development costs are included in Other Assets on our Consolidated Balance Sheets and were $31.3 million as of December 31, 2022 and 2021. See Note 5 - Equity of the Notes to Consolidated Financial Statements for the amount of stock-based compensation capitalized for internal-use software.

Stock-Based Compensation – We grant stock-based awards to officers and certain other employees of the Company and non-employee directors of the Company. The stock-based awards have consisted of stock options and restricted stock units. We recognize stock-based compensation expense in the accompanying Consolidated Statements of Comprehensive Income (Loss) based on the fair value of our stock-based awards over their respective requisite service periods, typically the vesting period, which is generally four years for service-based awards or the one-year anniversary of achieving performance criteria for performance and market-based awards.

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Stock Options. Our stock options have consisted of service, performance and market-based awards and have exercise prices equal to the market price of the underlying common shares on the date of grant and a term of seven years. The estimated grant date fair value of our stock options is estimated using the Black-Scholes option-pricing model and a single option award approach. The weighted-average expected term for stock options granted is calculated using historical option exercise behavior. The dividend yield is determined by dividing the expected per share dividend during the coming year by the grant date stock price. Through December 31, 2022, we had not declared or paid any cash dividends to common stockholders. We base the risk-free interest rate on the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term of our stock options. Expected volatility is determined using a combination of the implied volatility of publicly traded options in our stock and historical volatility of our stock price.

Restricted Stock Units. Our restricted stock units have consisted of service, performance and market-based awards and each represents a contingent right to receive a share of our common stock upon predetermined criteria. The fair value for service and performance based restricted stock units is estimated on the date of grant based on the current market price of our common shares. Our market-based restricted stock units are contingent upon the attainment of certain stock prices generally over a four-year performance period. These awards generally vest on the one-year anniversary of the date of achievement, subject to the employee’s continued service through the vesting date. The grant date fair value of market-based restricted stock awards is determined using the Monte-Carlo simulation model and requires the input of subjective assumptions. The weighted-average expected term is based on the likelihood of achievement using historical behavior. The dividend yield is based on our dividend payment history and expectation of future dividend payments. Through December 31, 2022, we had not declared or paid any cash dividends to common stockholders. We base the risk-free interest rate on the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the length of the remaining performance period. Expected volatility is determined using a combination of the implied volatility of publicly traded options in our stock and historical volatility of our stock price.

The estimated attainment of performance-based awards and related expense is based on the achievement of certain financial targets over a predetermined performance period, subject to continued service through the vesting date and ultimately are subject to the discretion of the Company’s compensation committee. The assumptions used in calculating the fair value of stock-based payment awards and expected attainment of performance-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. We will continue to use judgment in evaluating the expected term and volatility related to our own stock-based awards on a prospective basis and incorporating these factors into the model. Changes in key assumptions could significantly impact the valuation of such instruments.

Forfeiture Rate. We estimate a forfeiture rate to calculate the stock-based compensation for all of our awards. We evaluate the appropriateness of the forfeiture rate based on historical forfeiture, analysis of employee turnover, and other factors. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Earnings (Loss) Per Share – Our Series A preferred stock is considered a participating security which requires the use of the two-class method for the computation of basic and diluted per share amounts. Under the two-class method, earnings available to common stockholders for the period are allocated between common stockholders and participating securities according to dividends accumulated and participation rights in undistributed earnings. Net loss attributable to common stockholders is not allocated to the convertible preferred stock as the holder of the Series A preferred stock does not have a contractual obligation to share in losses. Basic net income (loss) attributable to common stockholders per share is computed by dividing net income (loss) available to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted net income (loss) attributable to common stockholders per share is computed by dividing the net income (loss) available to common stockholders for the period by the weighted average number of common and common equivalent shares outstanding during the period. Diluted net income (loss) attributable to common stockholders per share reflects all potential dilutive common stock equivalent shares, including conversion of preferred stock, stock options, restricted stock units and shares to be issued under our employee stock purchase program.

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
401(k) Plan – Our board of directors adopted a defined contribution retirement plan ("401(k) Plan") in 1998, which qualifies under Section 401(k) of the Internal Revenue Code of 1986. Participation in the 401(k) Plan is available to substantially all employees in the United States. Employees may contribute up to 85% of their salary, subject to applicable annual Internal Revenue Code limits and are permitted to make both pre-tax and after-tax contributions. Employee contributions are fully vested when contributed. We contribute a maximum of 100% of the first 3% of compensation a participant contributes to the 401(k) Plan, which vests immediately. Our matching contributions to the 401(k) Plan are discretionary and are expensed as incurred. We recognized expense of $3.8 million, $4.2 million and $3.5 million for the years ended December 31, 2022, 2021 and 2020, respectively, related to 401(k) matching contributions.

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

Recently Adopted Accounting Pronouncements

Reference Rate Reform (Topic 848) — In March 2020, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying U.S. GAAP to contract modifications and other transactions affected by reference rate reform if certain criteria are met in order to ease the financial reporting burden as the market transitions from the London Interbank Offered Rate ("LIBOR") and other interbank offered rates expected to be discontinued to alternative reference rates. The FASB further issued ASU 2021-01 in January 2021 to refine and clarify the scope of Topic 848. The election allows relief from remeasuring the contracts at modification or from reassessing a previous accounting determination. The guidance was effective upon issuance and may be applied through December 31, 2022. We elected the optional expedient under ASU 2020-04 and 2021-01 in the third quarter of 2022 upon the amendment to our term loan credit agreement, which transitions the use of LIBOR to the Secured Overnight Financing Rate ("SOFR"). The adoption of the standard allows entities to account for such modification as if the modification was not substantial and as a result, the implementation of this standard did not have a material impact on our consolidated financial statements. See Note 12 - Debt for additional information regarding the amendment to our term loan credit agreement.

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 2 – Revenue

Disaggregation of Revenue – The table below depicts the disaggregation of revenue by product and is consistent with how we evaluate our financial performance (in thousands):

	Year Ended December 31,
	2022	2021	2020
Medicare
Medicare Advantage	$293,562	$393,868	$374,981
Medicare Supplement	17,419	24,272	48,526
Medicare Part D	7,171	7,361	12,909
Total Medicare	318,152	425,501	436,416
Individual and Family (1)
Non-Qualified Health Plans	12,430	23,579	20,813
Qualified Health Plans	5,435	9,295	5,856
Total Individual and Family	17,865	32,874	26,669
Ancillary
Short-term	4,419	6,112	9,494
Dental	3,489	10,216	9,354
Vision	1,050	2,250	3,896
Other	2,508	2,776	4,392
Total Ancillary	11,466	21,354	27,136
Small Business	11,842	10,720	9,568
Commission Bonus and Other	1,921	2,670	8,400
Total Commission Revenue	361,246	493,119	508,189
Other Revenue
Sponsorship and Advertising Revenue	40,960	40,560	68,383
Other	3,150	4,520	6,202
Total Other Revenue	44,110	45,080	74,585
Total Revenue	$405,356	$538,199	$582,774
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

Commission Revenue

Since the adoption of ASC 606, we have evaluated changes in estimated cash collections and compare these to the initial estimates of LTV at the time of approval. We record adjustment revenue in the period when the risk of significant reversal is not probable and continue to enhance our LTV estimation models to improve the accuracy and to reduce the fluctuations of our LTV estimates.

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Commission revenue by segment is presented in the table below (in thousands):

	Years Ended December 31,
	2022	2021	2020
Medicare
Commission Revenue from Members Approved During the Period	$322,506	$437,738	$440,722
Net Commission Revenue from Members Approved in Prior Periods (1)	(2,326)	(8,414)	5,665
Total Medicare Segment Commission Revenue	$320,180	$429,324	$446,387
Individual, Family and Small Business
Commission Revenue from Members Approved During the Period	$22,358	$25,078	$21,971
Commission Revenue from Renewals of Small Business Members during the Period (2)	9,981	8,564	6,727
Net Commission Revenue from Members Approved in Prior Periods (1)	8,727	30,153	33,104
Total Individual, Family and Small Business Segment Commission Revenue	$41,066	$63,795	$61,802

Total Commission Revenue from Members Approved During the Period	$344,864	$462,816	$462,693
Commission Revenue from Renewals of Small Business Members During the Period (2)	9,981	8,564	6,727
Total Net Commission Revenue from Members Approved in Prior Periods (1)(3)	6,401	21,739	38,769
Total Commission Revenue	$361,246	$493,119	$508,189
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
(3)     The impact of total net commission revenue from members approved in prior periods for the years ended December 31, 2022, 2021 and 2020 was $0.23, $0.81 and $1.49 per basic share, respectively, or $0.23, $0.81 and $1.44 per diluted share, respectively. The total reductions to revenue from members approved in prior periods were $16.5 million, $28.8 million and $17.3 million for the years ended December 31, 2022, 2021 and 2020, respectively. These reductions to revenue primarily related to the Medicare segment.

Enhancement to LTV Estimation Model and Impacts Related to COVID-19

During 2022, we continued to observe stronger member retention rates in our LTV assessments for the majority of the earlier period cohorts of certain products in our Individual, Family and Small Business segment. Based on our evaluation of the updated LTV models and retention trends, we recognized $8.7 million of net adjustment revenue for the Individual, Family and Small Business segment for the year ended December 31, 2022. In addition, we evaluated various market factors related to our Medicare segment and recorded a net adjustment of $(2.3) million for the year ended December 31, 2022, primarily due to declines in LTV in all Medicare products. We will continue to monitor our member retention rates as compared to our forecasts and other market factors and evaluate whether any addition or reduction of adjustment revenue shall be recorded as we continue to assess our LTV models in future periods

During 2021, despite the extension of the COVID-related special enrollment period through August 15, 2021 and an increase in subsidies to certain individuals who purchase qualified health plans, we continued to observe stronger member retention rates in our LTV assessments for the majority of the earlier period cohorts of certain products in our Individual, Family and Small Business segment. We recognized $30.2 million of net adjustment revenue for the Individual, Family and Small Business segment for the year ended December 31, 2021. In addition, we evaluated various market factors related to our Medicare segment and recorded a net adjustment of $(8.4) million for the year ended December 31, 2021, primarily due to decline in LTV of Medicare Supplement and Medicare Part D prescription drug plans.

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During 2020, despite the impact of COVID-19 in 2020 and uncertainties regarding the Presidential election and the U.S. economy, we continued to observe stronger member retention rates in our LTV assessments for the majority of the earlier period cohorts of certain products in our Individual, Family and Small Business segment. Based on our evaluation of the updated LTV models and retention trends, we recognized a $33.1 million net adjustment for the Individual, Family and Small Business segment and a net adjustment of $5.7 million related to our Medicare segment for the year ended December 31, 2020.

Note 3 – Supplemental Financial Statement Information

Cash, Cash Equivalents, and Restricted Cash

Our cash, cash equivalent, and restricted cash balances are summarized as follows (in thousands):

	December 31, 2022	December 31, 2021
Cash	$17,776	$33,253
Cash equivalents	126,625	48,673
Cash and cash equivalents	144,401	81,926
Restricted cash	3,239	3,239
Total cash, cash equivalents and restricted cash	$147,640	$85,165

As of December 31, 2022 and 2021, we had $3.2 million of restricted cash which was classified as a non-current asset on our Consolidated Balance Sheets. This amount collateralizes letters of credit related to certain lease commitments.

Contract Assets and Accounts Receivable

We do not require collateral or other security for our contract assets and accounts receivable. We believe the potential for collection issues with any of our customers was minimal as of December 31, 2022.

We estimate an allowance for credit losses using relevant available information from internal and external sources, related to past events, current conditions, and reasonable and supportable forecasts. Specifically, for the purpose of measuring the probability of default parameters, we utilize Capital IQ’s, Standard & Poor’s and Moody’s analytics. Our estimates of loss given default are determined by using our historical collections data as well as historical information obtained through our research and review of other insurance related companies. Our estimated exposure at default is determined by applying these internal and external data sources to our commission receivable balances. As such, we apply an immediate reversion method and revert to historical loss information when computing our credit loss exposure. Credit loss expenses are assessed quarterly and included in the "General and administrative" line in our Consolidated Statements of Comprehensive Income (Loss). There were no write-offs during the years ended December 31, 2022, 2021 and 2020.

The change in the allowance for credit losses is summarized as follows (in thousands):

	December 31, 2022	December 31, 2021
Beginning balance	$2,198	$2,026
Change in allowance	200	172
Ending balance	$2,398	$2,198

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Our contract assets – commission receivable activities, net of credit loss allowances are summarized as follows (in thousands):

	Year Ended December 31, 2022
	Medicare Segment	IFP/SMB Segment	Total
Beginning balance	$837,474	$70,788	$908,262
Commission revenue from members approved during the period	322,506	22,358	344,864
Commission revenue from renewals of small business members during the period	—	9,981	9,981
Net commission revenue from members approved in prior periods	(2,326)	8,727	6,401
Cash receipts	(340,426)	(44,578)	(385,004)
Net change in credit loss allowance	(185)	(15)	(200)
Ending balance	$817,043	$67,261	$884,304

	Year Ended December 31, 2021
	Medicare Segment	IFP/SMB Segment	Total
Beginning balance	$739,637	$52,768	$792,405
Commission revenue from members approved during the period	437,738	25,078	462,816
Commission revenue from renewals of small business members during the period	—	8,564	8,564
Net commission revenue from members approved in prior periods	(8,414)	30,153	21,739
Cash receipts	(331,328)	(45,762)	(377,090)
Net change in credit loss allowance	(159)	(13)	(172)
Ending balance	$837,474	$70,788	$908,262

Credit Risk

Our financial instruments that are exposed to concentrations of credit risk principally consist of cash, cash equivalents, marketable securities, contract assets – commissions receivable and accounts receivable. We invest our cash and cash equivalents with major banks and financial institutions and, at times, such investments are in excess of federally insured limits. We also have deposits with major banks in China that are denominated in both U.S. dollars and Chinese Yuan Renminbi and are not insured by the U.S. federal government. The deposits in China were $4.9 million as of December 31, 2022. See Note 4 – Fair Value Measurements for more information regarding our marketable securities.

We do not require collateral or other security for either our contract assets or accounts receivable. Carriers that represented 10% or more of our total contract assets – commission receivable and accounts receivable balances are summarized as of the dates presented below:

	December 31, 2022	December 31, 2021
Humana	26%	25%
UnitedHealthCare (1)	24%	23%
Aetna (1)	16%	17%
Centene (1)	8%	10%
_______

(1)Percentages include the carriers' subsidiaries.

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Prepaid Expenses and Other Current Assets – Our prepaid expenses and other current assets are summarized as of the periods presented below (in thousands):

	December 31, 2022	December 31, 2021
Prepaid maintenance contracts	$5,211	$6,246
Prepaid expenses	2,858	11,379
Prepaid insurance	1,893	2,161
Prepaid licenses	1,116	3,076
Other current assets	223	922
Prepaid expenses and other current assets	$11,301	$23,784

Property and Equipment – Our property and equipment are summarized as of the periods presented below (in thousands):

	December 31, 2022	December 31, 2021
Computer equipment and software	$8,727	$13,243
Office equipment and furniture	3,556	6,854
Leasehold improvements	5,992	7,458
Property and equipment, gross	18,275	27,555
Less accumulated depreciation and amortization	(12,774)	(15,450)
Property and equipment, net	$5,501	$12,105

Depreciation and amortization expense related to property and equipment for the years ended December 31, 2022, 2021 and 2020 was $3.8 million, $5.4 million and $3.7 million, respectively. Additionally, during 2022, we recognized impairment charges of $2.2 million related to computer equipment, office equipment and furniture and leasehold improvements as a result of our sublease and vacating of certain leased office spaces in the "Impairment, restructuring and other charges" line in our Consolidated Statements of Comprehensive Income (Loss).

Intangible Assets – As of December 31, 2022 and 2021, our intangible assets subject to amortization had a gross carrying value of $17.2 million and life-to-date accumulated amortization and impairment charges of $17.2 million. As of December 31, 2022 and 2021, our indefinite-lived intangible assets had a gross carrying value of $5.1 million and life-to-date impairment charges of $3.2 million. We had no amortization expense related to intangible assets for the year ended December 31, 2022 and amortization expense related to intangible assets for the years ended December 31, 2021 and 2020 was $0.5 million and $1.5 million, respectively. We recorded $6.1 million of impairment charges related to our intangible assets in the "Impairment, restructuring and other charges" line in our Consolidated Statements of Comprehensive Income (Loss) for the year ended December 31, 2021. See Note 11 - Impairment, Restructuring and Other Charges for further discussion on our impairment charge in 2021.

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Our financial assets measured at fair value on a recurring basis are summarized below by their classification within the fair value hierarchy as of the dates presented (in thousands):

	December 31, 2022
	Carrying Value	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents
Money market funds	$13,015	$13,015	$—	$—	$13,015
Commercial paper	112,268	—	112,268	—	112,268
Agency bonds	1,342	—	1,342	—	1,342
Total assets measured at fair value	$126,625	$13,015	$113,610	$—	$126,625

	December 31, 2021
	Carrying Value	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents
Money market funds	$9,217	$9,217	$—	$—	$9,217
Commercial paper	39,456	—	39,456	—	39,456
Short-term marketable securities
Commercial paper	38,801	—	38,801	—	38,801
Corporate bond	2,505	—	2,505	—	2,505
Total assets measured at fair value	$89,979	$9,217	$80,762	$—	$89,979

We endeavor to utilize the best available information in measuring fair value. Our money market funds are measured at fair value based on quoted prices in active markets and are classified as Level 1 within the fair value hierarchy. Our available for sale marketable securities, which include commercial paper, agency bonds and a corporate bond with maturities of less than one year, are measured at fair value using quoted market prices to the extent available or alternative pricing sources and models utilizing market observable inputs and are classified as Level 2 within the fair value hierarchy. Our portfolio primarily consisted of financial instruments with a credit rating of A or equivalent by S&P Rating and Moody's Investor Services. There were no transfers between the hierarchy levels during either of the years ended December 31, 2022 or 2021.

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes our cash equivalents and available-for-sale debt securities by contractual maturity (in thousands):

	As of December 31, 2022		As of December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in 1 year	$126,664	$126,625	$89,988	$89,979

Unrealized gains and losses on available-for-sale debt securities that are not credit related are included in accumulated other comprehensive income (loss) and summarized as follows:

	December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents
Money market funds	$13,015	$—	$—	$13,015
Commercial paper	112,307	—	(39)	112,268
Agency bonds	1,342	—	—	1,342
Total	$126,664	$—	$(39)	$126,625

	December 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents
Money market funds	$9,217	$—	$—	$9,217
Commercial paper	39,458	—	(2)	39,456
Short-term marketable securities
Commercial paper	38,808	—	(7)	38,801
Corporate bond	2,505	—	—	2,505
Total	$89,988	$—	$(9)	$89,979

As of December 31, 2022 and 2021, we had 26 and 36 securities in net loss positions, respectively, and their unrealized losses were immaterial individually and in aggregate. We did not record any credit losses regarding our available-for-sale debt securities during the year ended December 31, 2022 or 2021. We do not intend to sell these securities and it is more likely than not that we will not be required to sell these securities before the recovery of their amortized cost basis.

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

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Stock Repurchase Programs – We had no stock repurchase activity during the years ending December 31, 2022, 2021 or 2020. As of December 31, 2022 and 2021, we had a total of 12.4 million and 12.0 million shares, respectively, held in treasury. As of December 31, 2022 and 2021, we had 1.7 million and 1.3 million shares, respectively, in treasury that were previously surrendered by employees to satisfy tax withholding due in connection with the vesting of certain restricted stock units as well as 10.7 million shares previously repurchased under our past repurchase programs.

For accounting purposes, common stock repurchased under our stock repurchase programs is recorded based upon the settlement date of the applicable trade. Such repurchased shares are held in treasury and are presented using the cost method.

2020 Employee Share Purchase Plan – Our board of directors adopted in March 2020 and our stockholders approved in June 2020 the 2020 Employee Stock Purchase Plan ("ESPP"). A total of 0.5 million shares of our common stock are available for sale under the ESPP. Eligible employees can purchase shares of our common stock based on a percentage of their compensation subject to certain limits. The purchase price per share is equal to the lower of 85% of the fair market value of our common stock on the offering date or the purchase date.

Employees purchased 0.2 million and 0.1 million shares of common stock under our ESPP during the years ended December 31, 2022 and 2021, respectively. No shares of common stock were purchased under our ESPP in 2020. There were 0.2 million shares remaining for purchase under our ESPP as of December 31, 2022.

Equity Plans – On June 12, 2014, upon approval at the Annual Meeting of Stockholders, we adopted the 2014 Equity Incentive Plan (the “2014 Plan”) with 4.5 million shares authorized for issuance. The 2014 Plan does not include an evergreen provision to automatically increase the number of shares available under it, and any increase in the number of shares authorized for issuance under the 2014 Plan requires stockholder approval. Also, under the 2014 Plan the following shares are not recycled for future grant under the 2014 Plan: (i) shares used in connection with the exercise of an option and/or stock appreciation right to pay the exercise price or purchase price of such award or satisfy applicable tax withholding obligations; and (ii) the gross number of shares subject to stock appreciation rights that are exercised. Furthermore, the 2014 Plan included a provision that prohibits repricing of outstanding stock options or stock appreciation rights and formalized and updated procedures to qualify awards as “performance-based” compensation under Section 162(m) of the Internal Revenue Code in order to preserve full tax deductibility of such awards. Our stockholders approved an amendment to the 2014 Plan to increase the maximum number of shares that may be issued by 2.5 million shares in 2019 and by 3.0 million in 2022. The 2014 Plan was further amended on September 29, 2022 to remove certain provisions permitting the Company to provide a reload option (as amended and restated, the "A&R 2014 Plan").

On September 22, 2021, the Company adopted an inducement plan (the “2021 Inducement Plan”), pursuant to which the Company reserved 0.4 million shares of its common stock (subject to customary adjustments in the event of a change in capital structure of the Company) to be used exclusively for grants of awards to individuals who were not previously employees or directors of the Company, other than following a bona fide period of non-employment, as an inducement material to the individual's entry into employment with the Company within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules (“Nasdaq Rules”). In March 2022 and September 2022, the Company amended and restated its 2021 Inducement Plan to reserve an additional 0.5 million and 1.5 million shares of its common stock, respectively (as amended and restated, the "A&R 2021 Inducement Plan"). The 2021 Inducement Plan and its amendments were approved by our board of directors (the "Board") without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Rules, and the terms and conditions of the A&R 2021 Inducement Plan and awards to be granted thereunder are substantially similar to our stockholder-approved A&R 2014 Plan. As of December 31, 2022, 1.1 million shares were issued under the A&R 2021 Inducement Plan.

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Shares Reserved – We generally issue previously unissued common stock upon the exercise of stock options, the vesting of restricted stock units and upon granting of restricted common stock awards; however, we may reissue previously acquired treasury shares to satisfy these future issuances.

Shares of authorized but unissued common stock reserved for future issuance were as follows (in thousands):

	December 31, 2022	December 31, 2021
Stock options issued and outstanding	226	424
Restricted stock units issued and outstanding	2,480	2,384
Shares available for grant	5,165	1,159
Total shares reserved	7,871	3,967
The following table summarizes activity under our A&R 2014 Plan and A&R 2021 Inducement Plan for the year ended December 31, 2022 (in thousands):

Balance at December 31, 2021 (1)	1,159
Additional shares authorized	5,000
Restricted stock units granted (2)	(2,423)
Restricted stock units cancelled (3)	1,308
Options cancelled	121
Balance at December 31, 2022	5,165
_______

(1)Shares available for grant do not include treasury stock shares that could be granted if we determined to do so.
(2)Includes grants of restricted stock units with service, performance-based or market-based vesting criteria.
(3)Includes cancelled restricted stock units with service, performance-based or market-based vesting criteria.

Stock-Based Compensation Expense – The following table summarizes stock-based compensation expense recognized for the years presented below (in thousands):

	Year Ended December 31,
	2022	2021	2020
Restricted stock units*	$18,713	$30,512	$23,729
Common stock options	1,154	707	1,097
Employee stock purchase program	449	1,638	346
Total stock-based compensation expense	$20,316	$32,857	$25,172
Related tax benefit recognized	4,747	7,746	5,984
_______

*    Amounts include market-based and performance-based RSUs.

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes stock-based compensation expense by operating function for the years presented below (in thousands):

	Year Ended December 31,
	2022	2021	2020
Marketing and advertising	$1,901	$8,660	$5,102
Customer care and enrollment	2,096	2,836	2,723
Technology and content	6,015	10,013	5,460
General and administrative	10,304	11,348	11,887
Total stock-based compensation expense	20,316	32,857	25,172
Amount capitalized for internal-use software	1,885	2,621	2,007
Total stock-based compensation	$22,201	$35,478	$27,179

For the years ended December 31, 2022, 2021 or 2020, there was a total of $1.9 million, $2.6 million and $2.0 million, respectively, of stock-based compensation expense capitalized in the internal-use software and website development costs classified under Other assets, which represents a noncash investing activity.

As of December 31, 2022, there was $2.0 million of total unamortized compensation cost, net of estimated forfeitures, related to stock options, expected to be recognized over a weighted average period of 2.2 years. As of December 31, 2022, there was $28.4 million of total unamortized compensation cost, net of estimated forfeitures, related to restricted stock units, expected to be recognized over a weighted average period of 2.5 years. As of December 31, 2022, there was $0.1 million of unrecognized compensation cost related to our employee stock purchase program, expected to be recognized over a weighted average period of 0.4 years.

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

Stock Options – The following table summarizes stock option activity (in thousands, except weighted-average exercise price and weighted-average remaining contractual life data):

	Number of Stock Options (1)	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (2)
Outstanding as of December 31, 2021	424	$29.07	3.8	$2,053
Granted	—	$—
Exercised	(77)	$13.60
Forfeited	(121)	$20.28
Outstanding balance as of December 31, 2022	226	$39.07	5.3	$—
Vested and expected to vest as of December 31, 2022	175	$38.51	5.2	$—
Exercisable as of December 31, 2022	57	$33.28	4.0	$—
_______

(1)Includes certain stock options with service, performance-based or market-based vesting criteria.
(2)The aggregate intrinsic value is calculated as the product between eHealth’s closing stock price as of December 31, 2022 and 2021 and the exercise price of in-the-money options as of those dates.

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table provides information pertaining to our stock options for the years presented below (in thousands, except weighted-average fair values):

	Year Ended December 31,
	2022	2021	2020
Weighted average fair value of options granted	n/a	$41.03	n/a
Total fair value of options vested	$835	$797	$1,367
Intrinsic value of options exercised	$694	$5,182	$8,127

There were no options granted during the years ended December 31, 2022 and 2020. For the options granted during the year ended December 31, 2021, the fair value of stock options granted to employees was estimated using the Black-Scholes option-pricing model and with the following weighted average assumptions for the year presented below:

Year Ended December 31,
2021
Expected term (years)	7.0
Expected volatility	69.1%
Expected dividend yield	—%
Risk-free interest rate	1.3%

Restricted Stock Units – The following table summarizes restricted stock unit activity (in thousands, except weighted-average grant date fair value and weighted-average remaining contractual life data):

	Number of Restricted Stock Units (1)	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Service Period	Aggregate Intrinsic Value (2)
Outstanding as of December 31, 2021	2,384	$49.56	1.6	$60,789
Granted	2,423	$9.92
Vested	(1,019)	$30.23
Forfeited	(1,308)	$48.63
Outstanding as of December 31, 2022	2,480	$19.27	1.4	$12,004
_______

(1)Includes certain restricted stock units with service, performance-based or market-based vesting criteria.
(2)The aggregate intrinsic value is calculated as the difference of our closing stock price as of December 31, 2022 and 2021 multiplied by the number of restricted stock units outstanding as of December 31, 2022 and 2021, respectively.

The weighted-average fair value of the market-based restricted stock units was determined using the Monte Carlo simulation model using the following weighted average assumptions:

	Year Ended December 31,
	2022	2021	2020
Expected term (years)	2.1	2.0	3.5
Expected volatility	68.7%	66.0%	64.4%
Expected dividend yield	—%	—%	—%
Risk-free interest rate	2.5%	0.9%	0.3%
Weighted-average grant date fair value	$9.66	$46.36	$93.85

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Achievement of performance-based awards granted not achieved prior to 2022 was not probable as of December 31, 2022, and no expense has been recognized for these awards. During 2022, a performance-based award was granted and was contingent upon the attainment of certain financial targets through December 31, 2022, subject to continued service through December 31, 2023. As of December 31, 2022, the achievement of is award is considered probable at 100% of target and as a result, we have begun recognizing expense for this award.

Note 6 – Convertible Preferred Stock

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

Dividends – Dividends initially accrue on the Series A preferred stock daily at 8% per annum on the stated value of $100 per share (“Stated Value”) and compound semiannually, payable in kind (“PIK”) until the second anniversary of the Closing Date on June 30 and December 31 of each year (each, a “Dividend Payment Date”), beginning on June 30, 2021, and thereafter 6% PIK and 2% payable in cash in arrears on June 30 and December 31 of each year, beginning on June 30, 2023. PIK dividends are cumulative and are added to the Accrued Value (as defined below). “Accrued Value” means, as of any date, with respect to any share of Series A preferred stock, the sum of the Stated Value per share plus, on each Dividend Payment Date, on a cumulative basis, all accrued PIK dividends on such shares that have not previously compounded and been added to the Accrued Value. The Series A preferred stock participates, on an as-converted basis in all dividends paid to the holders of our common stock.

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

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Covenants and Liquidity Requirements – As long as H.I.G. continues to own at least 30% of the Series A preferred stock originally issued to it in the private placement, the consent of H.I.G. will be required for the Company to incur certain indebtedness and to take certain other corporate actions as set forth in the Company's investment agreement with H.I.G. entered into on February 17, 2021 (the “Investment Agreement”). In addition, the Company is required to maintain an asset coverage ratio (as defined in the Investment Agreement) of at least 2x, which increases to 2.5x thirty months after the date of the Investment Agreement. Additionally, the Investment Agreement requires the Company to maintain a minimum liquidity amount (as defined in the Investment Agreement) for certain periods that ranges from $65 million to $125 million. If the Company fails to maintain the minimum asset coverage ratio or minimum liquidity amount as of a certain date or for a certain time period required by the Investment Agreement and H.I.G continues to own at least 30% of the Series A preferred stock originally issued to it in the private placement, H.I.G will have the right to nominate an additional director to our board of directors, and the consent of H.I.G. will be required to approve the Company's annual budget, hire or terminate certain key executives, and incur certain indebtedness as specified in the Investment Agreement. H.I.G. will no longer have these additional board nomination and consent rights if the Company is able to satisfy the minimum liquidity amount requirements in the Investment Agreement for any subsequent 12 consecutive months. As of December 31, 2022, we were in compliance with the asset coverage ratio and minimum liquidity amounts as required in the Investment Agreement.

Our Series A preferred stock is considered temporary equity in our consolidated financial statements. We have determined there are no material embedded features that require recognition as a derivative asset or liability. We recognized the Series A preferred stock at its stated amount less issuance costs of $11.0 million, or $214.0 million.

As of December 31, 2022, the estimated Series A preferred stock redemption value equals 135% of the Accrued Value per share as of the redemption date, plus any accrued and unpaid dividends, which is significantly in excess of the fair value of the common stock into which the Series A preferred stock is convertible as of December 31, 2022. We have elected to apply the accretion method to adjust the carrying value of the Series A preferred stock to its redemption value at the earliest date of redemption, April 30, 2027. Amounts recognized to accrete the Series A preferred stock to its estimated redemption value are treated as a deemed dividend and are recorded as a reduction to retained earnings. The estimated redemption value will vary in subsequent periods due to the redemption put right described above and we have elected to recognize such changes prospectively. No shares of Series A preferred stock have been converted and the Series A preferred stock was convertible into 3.2 million shares of common stock as of December 31, 2022.

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the proceeds and changes to our Series A preferred stock (in thousands):

Gross proceeds	$225,000
Less: issuance costs	(10,975)
Net proceeds	$214,025

Balance as of Closing Date	$214,025
Accrued paid-in-kind dividends	12,206
Change in preferred stock redemption value	6,361
Balance as of December 31, 2021	232,592
Accrued paid-in-kind dividends	19,357
Change in preferred stock redemption value	11,335
Balance as of December 31, 2022	$263,284

Note 7 – Net Income (Loss) Per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net income (loss) attributable to common stockholders per share (in thousands, except per share amounts):

	Year Ended December 31,
	2022	2021	2020
Basic
Net income (loss) attributable to common stockholders	$(119,414)	$(122,942)	$45,450
Shares used in per share calculation – basic	27,359	26,781	26,025
Net income (loss) attributable to common stockholders per share – basic	$(4.36)	$(4.59)	$1.75

Diluted:
Net income (loss) attributable to common stockholders	$(119,414)	$(122,942)	$45,450
Shares used in per share calculation – basic	27,359	26,781	26,025
Dilutive effect of common stock	—	—	989
Shares used in per share calculation — diluted	27,359	26,781	27,014
Net income (loss) attributable to common stockholders per share – diluted	$(4.36)	$(4.59)	$1.68

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For each of the years ended December 31, 2022, 2021 and 2020, we had securities outstanding that could potentially dilute net income (loss) per share, but the shares from the assumed conversion or exercise of these securities were excluded in the computation of diluted net income (loss) per share as their effect would have been anti-dilutive. The number of weighted-average outstanding anti-dilutive shares that were excluded from the computation of diluted net income (loss) per share consisted of the following (in thousands):

	Year Ended December 31,
	2022	2021	2020
Convertible preferred stock	3,102	1,905	—
Restricted stock units*	1,551	1,078	151
Common stock options	271	333	—
Employee stock purchase program	65	29	—
Total	4,989	3,345	151
_______
*    Amounts include market-based and performance-based RSUs.

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

 Our future minimum payments under non-cancellable contractual service and licensing obligations as of December 31, 2022 were as follows (in thousands):

For the Years Ending December 31,
2023	$7,782
2024	2,519
2025	229
2026	—
2027	—
Thereafter	—
Total	$10,530

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Operating Leases

Refer to Note 10 – Leases for commitments related to our operating leases.

Contingencies

From time to time, we receive inquiries from governmental bodies and also may be subject to various legal proceedings and claims arising in the ordinary course of business. We assess contingencies to determine the degree of probability and range of possible loss for potential accrual in our consolidated financial statements. An estimated loss contingency is accrued in the consolidated financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Legal proceedings or other contingencies could result in material costs, even if we ultimately prevail, and we may from time to time enter into settlements to resolve such litigation. Legal costs incurred in connection with the resolution of claims, lawsuits and other contingencies generally are expensed as incurred. We accrued approximately $1.2 million as of December 31, 2020 for amounts we believed to be payable for certain legal proceedings. The accrued amount was settled and paid in January 2021. There were no material additional litigation-related accruals recorded during the years ended or as of December 31, 2022 and 2021. The following discussion is limited to the Company's material on-going legal proceedings:

Securities Class Action – On April 8, 2020 and April 30, 2020, two purported class action lawsuits were filed against the Company, its then-chief executive officer, Scott N. Flanders, its then-chief financial officer, Derek N. Yung, and its then-chief operating officer, David K. Francis in the United States District Court for the Northern District of California. The cases are captioned Patel v. eHealth, Inc., et al., Case No. 5:20-cv-02395 (N.D. Cal.) and Bertrand v. eHealth, Inc. et al., Case No. 4:20-cv-02967 (N.D. Cal.). The complaints allege, among other things, that the Company and Messrs. Flanders, Yung and Francis made materially false and misleading statements and/or failed to disclose material information regarding the Company’s accounting and modeling assumptions, rate of member churn and the Company’s profitability during the alleged class period of March 19, 2018 to April 7, 2020. The complaints allege that the specified defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaints seek compensatory and (in the Patel lawsuit) punitive damages, attorneys’ fees and costs, and such other relief as the court deems proper. On June 24, 2020, the Court consolidated the above-referenced matters under the caption In re eHealth Securities Litig., Master File No. 4:20-cv-02395-JST (N.D. Cal.). The Court also appointed a lead plaintiff and lead counsel for the consolidated matter. An Amended Complaint was filed on August 25, 2020, which Defendants moved to dismiss on October 23, 2020. Defendants’ motion, which Plaintiff opposed, was granted in part and denied in part on August 12, 2021. The Court dismissed Plaintiff’s claims to the extent premised upon alleged misrepresentations or omissions relating to churn, but denied Defendant’s motion with respect to alleged misstatements regarding purported operating costs. On October 1, 2021, the Company filed an Answer denying in part and admitting in part the remaining allegations, and denying any wrongdoing. On November 11, 2021, Plaintiff’s counsel filed a suggestion of death with respect to the lead plaintiff Billy White. Plaintiff’s counsel published notice regarding the appointment of a new lead plaintiff on January 17, 2022. On November 9, 2022, the Court appointed Chicago & Vicinity Laborers’ District Council Pension Fund as the new lead plaintiff and approved plaintiff’s selection of counsel. On November 29, 2022, the new lead plaintiff and lead plaintiff’s counsel filed a supplement to the amended complaint, replacing the names of the prior lead plaintiff and counsel and incorporating new lead plaintiff’s previously filed certification. On December 22, 2022, the Company, Mr. Flanders, and Mr. Yung moved for judgment on the pleadings as to the remaining claims. Mr. Francis also moved for judgment on the pleadings the same day, and joined the motion by the Company, Mr. Flanders, and Mr. Yung. The motions for judgment on the pleadings were fully briefed by February 9, 2023, and are scheduled for a hearing on April 13, 2023.

Derivative Actions – On July 7, 2020, a derivative lawsuit captioned Chernet v. Flanders et al., Case No. 3:20-cv-04477-SK (N.D. Cal.) (the “Chernet” matter) was filed in the United States District Court for the Northern District of California. On October 13, 2020, a derivative lawsuit captioned Lincolnshire Police Pension Fund v. Flanders et al., Case No. 20CV371555 (Cal. Super. Ct.) (the “Lincolnshire” matter) was filed in the Superior Court of California, County of Santa Clara. The complaints were brought against the Company's then-chief executive officer, Mr. Flanders, its then-chief financial officer, Mr. Yung, its then-chief operating officer, Mr. Francis, and the then-current members of the Board (collectively, the “Individual Defendants”), and name the Company as a nominal

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
defendant. The complaints allege, among other things, that the Individual Defendants made or caused the Company to make materially false and misleading statements and/or failed to disclose material information regarding the Company’s accounting and modeling assumptions, rate of member churn, profitability and internal controls for the period of March 2018 through the present. The Chernet and Lincolnshire complaints purport to assert claims for breach of fiduciary duty, unjust enrichment and waste of corporate assets. The Chernet lawsuit also alleges that the Individual Defendants violated Sections 14(a), 10(b), and 20(a) of the Exchange Act and asserts claims for abuse of control and gross mismanagement. The Chernet and Lincolnshire complaints seek damages, restitution, attorneys’ fees and costs, and certain measures with respect to the Company's corporate governance and internal procedures, and (in the Lincolnshire lawsuit) equitable and/or injunctive relief. On August 12, 2020, the court stayed the Chernet matter pending the resolution of the then-anticipated motion to dismiss the consolidated securities class action. On December 11, 2020, the court stayed the Lincolnshire matter, also pending the resolution of the motion to dismiss in the consolidated securities class action.

On October 5, 2021, a third derivative lawsuit, captioned Badwal v. Flanders et al., Case No. 4:21-cv-07795 (N.D. Cal.) (the “Badwal” matter) was filed in the United States District Court for the Northern District of California. The Badwal complaint purports to assert a claim for breach of fiduciary duty, an insider trading claim, and violations of Section 14(a), 10(b), and 21D of the Exchange Act. The Badwal complaint seeks damages, declaratory relief, corporate governance measures, equitable and injunctive relief, restitution and disgorgement, and attorneys' fees and costs. On November 29, 2021, the federal court consolidated the Chernet and Badwal matters under the caption In re eHealth, Inc. Stockholder Derivative Litigation (the “Federal Derivative Action”). On August 12, 2021, the court granted-in-part and denied-in-part defendants’ motion to dismiss the securities class action. In December 2021, the parties entered into a stipulation to further stay the Federal Derivative Action pending the appointment of a new lead plaintiff in the securities class action, which was so ordered by the court on December 14, 2021. As discussed above, November 9, 2022, the court appointed a new lead plaintiff in the securities class action. On December 9, 2022, plaintiffs in the Federal Derivative Action filed a verified consolidated stockholder derivative complaint on behalf of the Company against certain current and former members of its Board of Directors and certain of its officers. The complaint alleges breaches of fiduciary duties, insider trading, and violations of Sections 14(a), 10(b), 21D of the Exchange Act. The complaint seeks damages, declaratory relief, corporate governance measures, equitable and injunctive relief, restitution and disgorgement, and attorneys’ fees and costs. On January 3, 2023, pursuant to a joint stipulation, the court ordered all proceedings in the Federal Derivative Action stayed pending the resolution of the securities class action.

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 9 – Segment and Geographic Information

Operating Segments

The results of our operating segments are summarized for the periods presented below (in thousands):

	Year Ended December 31,
	2022	2021	2020
Revenue:
Medicare	$361,687	$471,217	$516,762
Individual, Family and Small Business	43,669	66,982	66,012
Total revenue	$405,356	$538,199	$582,774
Segment profit (loss)
Medicare (1)	$(9,873)	$(12,079)	$108,787
Individual, Family and Small Business (1)	21,438	45,705	40,315
Segment profit	11,565	33,626	149,102
Corporate	(53,238)	(56,325)	(57,664)
Stock-based compensation expense	(20,316)	(32,857)	(25,172)
Depreciation and amortization (2)	(21,108)	(18,331)	(11,450)
Impairment, restructuring and other charges	(19,616)	(51,222)	—
Amortization of intangible assets	—	(536)	(1,493)
Other income (expense), net	(3,676)	755	666
Income (loss) before income taxes	$(106,389)	$(124,890)	$53,989

(1)    During the first quarter of 2021, we revised the calculation of segment profit by excluding amortization of capitalized software development costs to enhance comparability of our financial metrics with peer companies. The amortization of capitalized software was $17.3 million, $12.9 million, and $7.8 million for the years ended December 31, 2022, 2021 and 2020, respectively.
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

Geographic Information

Our long-lived assets primarily consist of property and equipment and internally-developed software. Our long-lived assets are attributed to the geographic location in which they are located. Long-lived assets by geographical area are summarized as follows (in thousands):

	December 31, 2022	December 31, 2021
United States	$37,915	$45,134
China	381	595
Total	$38,296	$45,729

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Significant Customers

Substantially all revenue for the years ended December 31, 2022, 2021 and 2020 was generated from customers located in the United States. Carriers representing 10% or more of our total revenue are summarized as follows:

	Year Ended December 31,
	2022	2021	2020
Humana	23%	19%	22%
UnitedHealthcare (1)	22%	20%	21%
Aetna (1)	12%	18%	15%
Centene (1)	8%	12%	10%
_______

(1)Percentages include the carriers' subsidiaries.

Note 10 – Leases

We account for leases in accordance with Accounting Standards Codification Topic 842, Leases. We determine if an arrangement is a lease at inception. Our lease portfolio is primarily composed of operating leases for corporate offices and are included in operating lease right-of-use (“ROU”) assets and lease liabilities on our consolidated balance sheets. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As the Company's leases generally do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date. In determining the present value of lease payments, we utilized the assistance of third-party specialists to assist us in determining our yield curve based upon our credit rating, lease term and adjustment for security. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

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

In August 2022, we executed and commenced the sublease of our office space located in Santa Clara, California, which will run through the remaining term of the primary lease, March 19, 2029. This sublease is expected to generate approximately $13.5 million in sublease income over the sublease term. Sublease income is recorded on a straight-line basis as a reduction of lease expense in our Consolidated Statements of Comprehensive Income (Loss). Additionally, we have a sublease agreement for our office space in Mountain View, California to sublease to a third party, which commenced in December 2018 and will expire in July 2023. We recorded $1.0 million, $1.2 million and $1.2 million of sublease income during the years ended December 31, 2022, 2021 and 2020, respectively.

We test right-of-use assets when impairment indicators are present in accordance with the asset impairment provisions of Accounting Standards Codification 360, Property, Plant and Equipment ("ASC 360"). The sublease of our Santa Clara, California office space triggered impairment testing for the underlying right-of-use asset as the expected sublease income is less than the remaining head lease obligation. Furthermore, we became a virtual-first workplace in the third quarter of 2022 and as a result, we vacated a number of our leased office spaces during the fourth quarter of 2022. We evaluated these right-of-use assets, including leasehold improvements, furniture and fixtures and computer equipment for impairment under ASC 360. For our impairment tests, we utilized an income approach to value the asset group by performing a discounted cash flow analysis and

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
determined that the net carrying value exceeded the estimated discounted future cash flows based on current market conditions. As a result, we recorded an $11.8 million impairment charge related to operating lease right-of-use assets and property, plant and equipment, which was reflected in the "Impairment, restructuring and other charges" line in our Consolidated Statements of Comprehensive Income (Loss) for the year ended December 31, 2022. See Note 11 — Impairment, Restructuring and Other Charges for further discussion about our asset impairment charges.

Total operating lease expenses were $7.8 million, $7.7 million, and $7.8 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Supplemental information related to leases are as follows (in thousands):

	Year Ended December 31,
	2022	2021
Cash paid for amounts included in the measurement of operating lease liabilities	$7,697	$7,640
Non-cash investing activities relating to operating lease right-of-use assets	$3,493	$—

	December 31, 2022	December 31, 2021
Weighted-average remaining lease term of operating leases	5.7 years	6.3 years
Weighted-average discount rate used to recognize operating lease right-of-use-assets	5.6%	5.4%

As of December 31, 2022, maturities of operating lease liabilities are as follows (in thousands):

Year ending December 31,
2023	$8,606
2024	8,404
2025	8,610
2026	7,396
2027	6,773
Thereafter	8,201
Total lease payments (1)	47,990
Less imputed interest	(7,317)
Total	$40,673
_______

(1)Noncancellable sublease rent payments for the years ending December 31, 2023, 2024, 2025, 2026, 2027, and thereafter of $1.6 million, $2.1 million, $2.2 million, $2.2 million, $2.3 million, and $2.8 million, respectively, are not included in the table above.

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 11 – Impairment, Restructuring and Other Charges
The following table details impairment, restructuring and other charges for each of the periods presented:

	Year Ended December 31,
	2022	2021	2020
Asset impairment charges	$12,102	$—	$—
Restructuring and reorganization charges	7,514	4,878	—
Goodwill and intangible assets impairment	—	46,344	—
Impairment, restructuring and other charges	$19,616	$51,222	$—
Our restructuring and reorganization charges and liabilities consist primarily of severance, transition and other related costs. The following table summarizes the cash-based restructuring and reorganization related liabilities (in thousands):

December 31, 2022
Beginning balance	$146
Restructuring and reorganization charges	7,514
Payments	(7,294)
Ending balance	$366

Asset Impairments

For the year ended December 31, 2022, we recognized a non-cash, pre-tax asset impairment charge of $12.1 million related to the subleasing and vacating of several of our office spaces in the "Impairment, restructuring and other charges" line in our Consolidated Statements of Comprehensive Income (Loss). In the third quarter of 2022, we recorded a $3.4 million of pre-tax asset impairment charge related to our office space in Santa Clara, California. The charge consisted of $2.5 million of operating lease right-of-use assets impairment and $0.9 million of property, plant and equipment impairment. In the fourth quarter of 2022, we recorded an additional $8.4 million of impairment charges due to vacating a number of our leased office spaces as a result of becoming a remote first workplace. The fourth quarter impairment charge consisted of $7.1 million of operating lease right-of-use assets impairment and $1.3 million of property, plant and equipment impairment.

Restructuring

In the first half of 2022, we eliminated 339 full-time positions, which represented approximately 14% of our workforce, primarily within our customer care and enrollment group, and to a lesser extent, in our marketing and advertising, technology and content, and general and administrative groups, and, as a result, recorded pre-tax restructuring charges of $6.2 million in the "Impairment, restructuring and other charges" line in our Consolidated Statements of Comprehensive Income (Loss). In the second half of 2022, we incurred pre-tax restructuring charges of $1.3 million for additional eliminated positions. Substantially all of the restructuring charges have been settled in cash and no equity awards were modified. As of December 31, 2022, the restructuring accrual of $0.4 million is recorded in other current liabilities on our Consolidated Balance Sheets.

In September 2021, we announced the transition of our chief executive officer. Mr. Scott Flanders resigned as a member of our board of directors and chief executive officer, effective October 31, 2021. We recognized $2.4 million in severance costs related to his separation in 2021. Stock-based compensation expense for the year ended December 31, 2021 was impacted by a $4.1 million credit related to forfeited equity awards due to Mr. Flanders' separation, which was included in the "General and administrative" line in our Consolidated Statement of Comprehensive Income (Loss).

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Goodwill and Intangible Asset Impairments

For the year ended December 31, 2021, we performed an impairment analysis over our goodwill, which included both qualitative and quantitative assessments. Our goodwill assessment included a comparison of carrying value to an estimated fair value using a market approach based on our market capitalization. Based on this assessment, we concluded the fair value of our Medicare segment was below the carrying value primarily due to the change in our market valuation at the time and financial performance and recorded a $40.2 million impairment of goodwill to write-off our entire goodwill balance. No goodwill impairment was recorded in 2020.

For the year ended December 31, 2021, we performed an impairment analysis over our intangible assets. Our impairment of intangible assets assessment included a recoverability test for definite-lived intangible assets and a comparison of carrying value to the estimated fair value. The fair value of our intangible assets as of December 31, 2021 was estimated using a market approach for certain indefinite-lived intangible assets as well as using the expected future cash flow approach for our definite-lived intangible assets. Based our assessment, we determined that the fair value of our Medicare segment was below the carrying value as of December 31, 2021 primarily due to the recent change in our market valuation and financial performance. Therefore, we recorded a $6.1 million impairment charge on our Consolidated Statements of Comprehensive Income (Loss) related to our intangible assets. No intangible asset impairment was identified during the years ended December 31, 2022 or 2020.

Note 12 – Debt

On February 28, 2022, we entered into a term loan credit agreement with Blue Torch Finance LLC, as administrative agent and collateral agent, and other lenders party thereto (the "Original Credit Agreement"). On August 16, 2022, we entered into an Amendment (the "Amendment") to the Original Credit Agreement (as amended by the Amendment, the "Credit Agreement"). The Amendment replaced the LIBOR-based Adjusted Euro currency Rate (as defined in the Original Credit Agreement) with Adjusted Term SOFR (as defined in the Amendment) as a reference rate for loans under the Credit Agreement.

The Credit Agreement provides for a $70.0 million secured term loan credit facility. The proceeds of the loans under the Credit Agreement may be used for working capital and general corporate purposes, to refinance our credit agreement with Royal Bank of Canada ("RBC") and to pay fees and expenses in connection with the entry into the Credit Agreement. The Original Credit Agreement bore interest, at our option, at either a rate based on the LIBOR for the applicable interest period or a base rate, in each case plus a margin. The base rate was the highest of the prime rate, the federal funds rates plus 0.50% and one month adjusted LIBOR plus 1.00%. The margin was 7.50% for LIBOR loans and 6.50% for base rate loans. After the Amendment, the loans under the Credit Agreement bear interest, at our option, at either a rate based on the Adjusted Term SOFR or a base rate, in each case plus a margin. The base rate is the highest of the prime rate, the federal funds rate plus 0.50% and three-month Adjusted Term SOFR plus 1.00%. The margin is 7.50% for Adjusted Term SOFR loans and 6.50% for base rate loans. As of December 31, 2022, the interest rate was 12.16%. For the year ended December 31, 2022, we incurred interest expense of $5.9 million. We incurred no interest expense for the years ended December 31, 2021 or 2020.

Furthermore, as part of the agreement, we incur a $0.3 million fee per annum, payable annually. The outstanding obligations under the Credit Agreement are payable in full on the maturity date. The Credit Agreement matures in February 2025. We have the right to prepay the loans under the Credit Agreement in whole or in part at any time, subject, in the case of certain mandatory prepayments or any voluntary prepayment of the loans under the Credit Agreement after February 28, 2023, to an exit fee. Our obligations under the Credit Agreement are guaranteed by certain of our material domestic subsidiaries and substantially all of our assets and the assets of

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
such guarantors, in each case, subject to customary exclusion. We are obligated to pay administration fees under the Credit Agreement.

Financial covenants in the Credit Agreement require that we maintain Liquidity (as defined in the Credit Agreement) at or above $25.0 million as of the last calendar day of any month. The Credit Agreement also requires that the outstanding amount as of the last calendar day of any month be less than 50% of our total contract assets - commissions receivables (i.e., both current and non-current commissions receivables). As of December 31, 2022, we were in compliance with our loan covenants.

In the first quarter of 2022, we obtained a $70.0 million secured term loan under our Credit Agreement. We incurred closing costs totaling $5.1 million, which were recorded as a direct deduction from the face of the loan on our Consolidated Balance Sheet. There was $3.9 million of unamortized issuance costs as of December 31, 2022. The carrying value of the term loan approximates the fair value, based on Level 2 inputs (observable market prices in less than active markets), as the interest rate is variable over the selected interest period and is similar to current rates at which we can borrow funds. The carrying value of the loan was $66.1 million as of December 31, 2022.

On September 17, 2018, we entered into a $40.0 million credit agreement with RBC as administrative agent and collateral agent and incurred $1.2 million of issuance costs which were capitalized as part of other assets on our Consolidated Balance Sheets. On December 20, 2019, we amended our revolving credit facility agreement with RBC which increased the borrowing amount from $40.0 million to $75.0 million and incurred $0.5 million of issuance costs which were capitalized as part of other assets on our Consolidated Balance Sheets. The maturity date was extended to December 20, 2022. As of December 31, 2021, the remaining balance of unamortized issuance costs was $0.4 million and we had no outstanding borrowings under our agreement with RBC. During the first quarter of 2022, we terminated our credit agreement with RBC and wrote off our remaining related debt issuance cost of $0.4 million. We had no outstanding borrowings under our agreement with RBC at the time of termination.

Note 13 – Income Taxes

The components of our income (loss) before provision for (benefit from) income taxes were as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
United States	$(108,006)	$(125,876)	$53,078
Foreign	1,617	986	911
Income (loss) before income taxes	$(106,389)	$(124,890)	$53,989

The federal and state income tax provision (benefit) is summarized as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Current:
Federal	$—	$—	$—
State	514	858	88
Foreign	256	148	(361)
Total current	770	1,006	(273)
Deferred:
Federal	(16,382)	(20,696)	7,303
State	(2,055)	(825)	1,245
Foreign	—	—	264
Total deferred	(18,437)	(21,521)	8,812
Provision for (benefit from) income taxes	$(17,667)	$(20,515)	$8,539

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The effective tax rate of our provision for (benefit from) income taxes differs from the federal statutory rate as follows:

	Year Ended December 31,
	2022	2021	2020
Statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	2.1	0.4	2.2
Stock-based compensation windfalls, net	(4.5)	(1.5)	(7.9)
Non-deductible stock-based compensation	(0.7)	(0.8)	2.2
Non-deductible lobbying expenses	(0.3)	(0.3)	0.8
Research and development credits	0.8	1.0	(2.2)
Changes in valuation allowance	(1.0)	(0.6)	0.1
Foreign income tax and income inclusion	(0.2)	(0.1)	(0.7)
Goodwill impairment	—	(2.4)	—
Other permanent differences	(0.6)	(0.3)	0.3
Effective tax rate	16.6%	16.4%	15.8%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, together with operating losses and tax credit carryforwards.

The tax effects of significant items comprising our deferred taxes as of December 31, 2022 and 2021 were as follows (in thousands):

	December 31, 2022	December 31, 2021
Deferred tax assets:
Net operating losses	$154,832	$149,689
Intangible assets	13,618	7,480
Research and development credits carryovers	11,384	9,954
Operating lease liabilities	10,015	10,146
Accruals and reserves	3,411	1,628
Stock-based compensation	1,387	4,642
Fixed assets	636	402
Other	1,093	394
Total deferred tax assets	196,376	184,335
Valuation allowance	(4,287)	(3,214)
Total deferred tax assets net of valuation allowance	192,089	181,121
Deferred tax liabilities:
Commissions receivable	(217,919)	(222,751)
Right-of-use assets	(6,529)	(9,166)
Total deferred tax liabilities	(224,448)	(231,917)
Net deferred tax liabilities	$(32,359)	$(50,796)

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

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
result, the amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change.

During the year ended December 31, 2022, a valuation allowance of $4.3 million was recorded against California net deferred tax assets. The valuation allowance was recorded as a result of increased uncertainty regarding our future taxable income and a lack of sources of other taxable income to realize our net deferred tax assets in California. The remaining deferred tax assets are supported by the reversal of deferred tax liabilities.

The change in our valuation allowance is summarized as follows for the years ended (in thousands):

Deferred Tax Assets - Valuation Allowance	Balance at beginning of year	Provision for income taxes	Write-offs and Deductions	Balance at end of year
December 31, 2022	$3,214	$1,103	$(30)	$4,287
December 31, 2021	2,479	3,150	(2,415)	3,214
December 31, 2020	2,407	72	—	2,479

The net operating loss and tax credit carryforwards as of December 31, 2022 are summarized as follows (in thousands):

	Amount	Expires
Net operating losses, federal (with expiration)	$39,194	2034-2037
Net operating losses, federal (without expiration)	592,947	Indefinite
Net operating losses, state (with expiration)	396,918	2023-2042
Tax credits, federal	10,867	2023-2042
Tax credits, state	10,738	n/a

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

A reconciliation of the beginning and ending amount of our unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Beginning balance	$8,551	$6,330	$4,709
Additions for tax positions of prior years	162	646	—
Lapse of statute of limitations	(86)	(64)	(8)
Additions based on tax positions related to the current year	1,248	1,639	1,629
Ending balance	$9,875	$8,551	$6,330
As of December 31, 2022, the total amount of gross unrecognized tax benefits was $9.9 million, of which $8.7 million, if recognized, would affect our effective tax rate. As of December 31, 2021, the total amount of gross unrecognized tax benefits was $8.6 million, of which $7.6 million, if recognized, would affect our effective tax rate.

We record interest and penalties related to unrecognized tax benefits in provision for (benefit from) income taxes. As of December 31, 2022, the amount accrued for estimated interest related to uncertain tax positions was immaterial. We did not record an accrual for penalties.

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2022, we had an immaterial amount related to tax positions for which it is reasonably possible that the statute of limitations will expire in various jurisdictions and income tax exams will close within the next 12 months.

We are subject to taxation in various jurisdictions, including federal, state and foreign. Our federal and state income tax returns are generally not subject to examination by taxing authorities for fiscal years before 2003 due to our credit carryforwards.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the guidelines established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2022. We reviewed the results of management’s assessment with our Audit Committee.

Ernst & Young LLP, our independent registered public accounting firm, has issued a report on the Company’s internal control over financial reporting as of December 31, 2022, which is presented below.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Opinion on Internal Control over Financial Reporting
We have audited eHealth, Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, eHealth, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2022 consolidated financial statements of the Company and our report dated March 1, 2023 expressed an unqualified opinion thereon.
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

San Mateo, California
March 1, 2023

ITEM 9B.OTHER INFORMATION

    None.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning our directors, executive officers, compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, and corporate governance required by this Item 10 of Form 10-K is incorporated by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after our fiscal year ended December 31, 2022.

We have adopted a code of ethics that applies to all employees, including our principal executive officer, Francis Soistman, principal financial officer, John Stelben, and all other executive officers. The code of ethics is available on the governance page of our website at ir.ehealthinsurance.com. A copy may also be obtained without charge by contacting investor relations, attention Senior Vice President of Investor Relations, 2625 Augustine Drive, Suite 150, Santa Clara, CA, 95054 or by calling (877) 456-7180.

We plan to post on our website at the address described above any future amendments or waivers of our Code of Conduct.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K is incorporated herein by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after our fiscal year ended December 31, 2022.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of Form 10-K is incorporated herein by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after our fiscal year ended December 31, 2022.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 of Form 10-K is incorporated herein by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after our fiscal year ended December 31, 2022.

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 of Form 10-K is incorporated herein by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after our fiscal year ended December 31, 2022.

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

(c) Financial Statement Schedule – See Item 15(a) above.

ITEM 16.FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 1, 2023

eHealth, Inc.

/s/ FRANCIS SOISTMAN	/s/ JOHN STELBEN
Francis Soistman Chief Executive Officer	John Stelben Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 1, 2023.

Signature	Title

/s/ FRANCIS SOISTMAN	Chief Executive Officer (Principal Executive Officer) and Director
Francis Soistman

/s/ JOHN STELBEN	Chief Financial Officer
John Stelben	(Principal Financial Officer)

/s/ JOHN DOLAN	Chief Accounting Officer
John Dolan	(Principal Accounting Officer)

/s/ ANDREA C. BRIMMER	Director
Andrea C. Brimmer

/s/ BETH A. BROOKE	Director
Beth A. Brooke

/s/ A. JOHN HASS	Director
A. John Hass

/s/ RANDALL S. LIVINGSTON	Director
Randall S. Livingston

/s/ ERIN L. RUSSELL	Director
Erin L. Russell

/s/ CESAR M. SORIANO	Director
Cesar M. Soriano

/s/ AARON C. TOLSON	Director
Aaron C. Tolson

/s/ DALE B. WOLF	Director
Dale B. Wolf

EXHIBIT INDEX

Exhibit Number			Incorporation by Reference Herein
		Description of Exhibit	Form	Date
3.1		Amended and Restated Certificate of Incorporation of the Registrant	Registration Statement on Form S-1, as amended (File No. 333-133526)	April 25, 2006
3.2		Amended and Restated Bylaws of the Registrant	Current Report on Form 8‑K (File No. 001-33071)	December 19, 2022
3.3		Certificate of Designations of Series A Preferred Stock, par value $0.001, of eHealth, Inc.	Current Report on Form 8‑K (File No. 001-33071)	May 3, 2021
4.1		Form of the Registrant’s Common Stock Certificate	Registration Statement on Form S-1, as amended (File No. 333-133526)	June 28, 2006
4.2		Description of Capital Stock	Annual Report on Form 10-K (File No. 001-33071)	March 1, 2022
10.1		Investment Agreement, dated as of February 17, 2021, by and between eHealth, Inc. and Echelon Health SPV, LP	Current Report on Form 8-K (File No. 001-33071)	February 18, 2021
10.2		Credit Agreement, dated February 28, 2022, by and among eHealth, Inc., Blue Torch Finance LLC and the other lenders identified therein.	Current Report on Form 8-K (File No. 001-33071)	February 28, 2022
10.2.1		First Amendment to Credit Agreement, dated August 16, 2022, by and among eHealth, Inc., Blue Torch Finance LLC and the lenders identified therein.	Current Report on Form 8-K (File No. 001-33071)	August 22, 2022
10.3*		Form of Indemnification Agreement	Annual Report on Form 10-K (File No. 001-33071)	February 26, 2021
10.4*		Executive Bonus Plan	Quarterly Report on Form 10-Q (File No. 001-33071)	November 7, 2017
10.5*		Employment Agreement, dated December 13, 2021, between Fran Soistman and eHealth, Inc.	Current Report on Form 8-K (File No. 001-33071)	December 17, 2021
10.6*		Severance Agreement, dated as of February 8, 2021, between Phillip Morelock and eHealth, Inc.	Quarterly Report on Form 10-Q (File No. 001-33071)	May 10, 2021
10.7*		Severance Agreement, dated September 19, 2021, between Christine Janofsky and eHealth, Inc.	Quarterly Report on Form 10-Q (File No. 001-33071)	November 8, 2021
10.8*		Severance Agreement, dated February 22, 2022 between Roman Rariy and eHealth, Inc.	Quarterly Report on Form 10-Q (File No. 001-33071)	May 6, 2022
10.8.1*		Sign-on and Retention Bonus Repayment Agreement, dated February 22, 2022, between Roman Rariy and eHealth, Inc.	Quarterly Report on Form 10-Q (File No. 001-33071)	May 6, 2022
10.9*	†	Severance Agreement, dated September 29, 2022 between Gavin Galimi and eHealth, Inc.

10.10*	†	Severance Agreement, dated October 20, 2022 between John Stelben and eHealth, Inc.
10.11*		Form of Deferral Election Form for Newly Eligible Individual with Existing Awards	Quarterly Report on Form 10-Q (File No. 001-33071)	November 6, 2015
10.12*		Form of Deferral Election Form for Eligible Individual for Award to be Granted in the Next Calendar Year	Quarterly Report on Form 10-Q (File No. 001-33071)	November 6, 2015
10.13*		Amended and Restated 2014 Equity Incentive Plan	Current Report on Form 10-Q (File No. 001-33071)	November 8, 2022
10.13.1*		Form of Notice of Stock Option Grant and Stock Option Agreement under the Amended and Restated 2014 Equity Incentive Plan	Registration Statement on Form S-8 (File No. 333-196675)	June 11, 2014
10.13.2*		Form of Notice of Stock Unit Grant and Stock Unit Agreement under the Amended and Restated 2014 Equity Incentive Plan	Quarterly Report on Form 10-Q (File No. 001-33071)	August 9, 2021
10.13.3*		Form of Notice of Stock Unit Grant and Stock Unit Agreement (Initial Director Grant) under the 2014 Amended and Restated Equity Incentive Plan	Registration Statement on Form S-8 (File No. 333-196675)	June 11, 2014
10.13.4*		Form of Notice of Stock Unit Grant and Stock Unit Agreement (Annual Director Grant) under the Amended and Restated 2014 Equity Incentive Plan	Registration Statement on Form S-8 (File No. 333-196675)	June 11, 2014
10.13.5*		Form of Notice of Stock Option Grant and Stock Option Agreement (People’s Republic of China) under the Amended and Restated 2014 Equity Incentive Plan	Registration Statement on Form S-8 (File No. 333-196675)	June 11, 2014
10.13.6*		Form of Notice of Stock Unit Grant and Stock Unit Agreement (People’s Republic of China) under the Amended and Restated 2014 Equity Incentive Plan	Registration Statement on Form S-8 (File No. 333-196675)	June 11, 2014
10.13.7*		Form of Notice of Stock Unit Grant and Stock Unit Agreement (Performance-Based Vesting) under the Amended and Restated 2014 Equity Incentive Plan	Current Report on Form 8-K (File No. 001-33071)	March 23, 2015
10.13.8*		Form of Notice of Stock Option Grant and Stock Option Agreement (Performance-Based Vesting) under the Amended and Restated 2014 Equity Incentive Plan	Quarterly Report on Form 10-Q (File No. 001-33071)	August 8, 2016
10.13.9*		Form of Notice of Stock Unit Grant and Stock Unit Agreement (Performance-Based Vesting) under the Amended and Restated 2014 Equity Incentive Plan	Quarterly Report on Form 10-Q (File No. 001-33071)	August 8, 2016
10.14*		2020 Employee Stock Purchase Plan	Current Report on Form 8-K (File No. 001-33071)	June 15, 2020
10.15*		Amended and Restated 2021 Inducement Plan	Current Report on Form 8-K (File No. 001-33071)	October 5, 2022
10.15.1*		Form of Notice of Stock Option Grant and Stock Option Agreement under the Amended and Restated 2021 Inducement Plan	Current Report on Form 8-K (File No. 001-33071)	September 23, 2021
10.15.2*		Form of Notice of Stock Option Grant and Stock Option Agreement (Performance-Based Vesting) under the Amended and Restated 2021 Inducement Plan	Current Report on Form 8-K (File No. 001-33071)	September 23, 2021
10.15.3*		Form of Notice of Stock Unit Grant and Stock Unit Agreement under the Amended and Restated 2021 Inducement Plan	Current Report on Form 8-K (File No. 001-33071)	September 23, 2021

10.15.4*		Form of Notice of Stock Unit Grant and Stock Unit Agreement (Performance-Based) Vesting under the Amended and Restated 2021 Inducement Plan	Current Report on Form 8-K (File No. 001-33071)	September 23, 2021
21.1		List of Subsidiaries	Annual Report on Form 10-K (File No. 001-33071)	March 19, 2018
23.1	†	Consent of Independent Registered Public Accounting Firm
31.1	†	Certification of Francis Soistman, Chief Executive Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	†	Certification of John Stelben, Chief Financial Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a‑14(a) and 15d‑14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	‡	Certification of Francis Soistman Chief Executive Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	‡	Certification of John Stelben, Chief Financial Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	†	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	†	Inline XBRL Taxonomy Extension Schema Document
101.CAL	†	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	†	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	†	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	†	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		The cover page from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, formatted in Inline XBRL and contained in Exhibit 101

†    Filed herewith.
‡    Furnished herewith.
*    Indicates a management contract or compensatory plan or arrangement.