Form 10-Q
period 2023-03-31
eHealth, Inc.
filed 2023-05-09
CIK 1333493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of April 28, 2023 was 27,709,543 shares.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The words “expect,” “anticipate,” “believe,” “estimate,” “target,” “goal,” “project,” “hope,” “intend,” “plan,” “seek,” “continue,” “may,” “could,” “should,” “might,” “forecast,” "depends," "predict" and variations or the negative of such words and similar expressions are intended to identify such forward-looking statements. These statements include, among other things, statements regarding the following:

•our expectations relating to estimated membership and approved members;
•our estimates regarding the constrained lifetime value of commissions and commissions receivable;
•our expectations relating to revenue, operating costs, cash flows and profitability;
•our expectations regarding our strategy and investments;
•our expectations regarding our business, including market opportunity, consumer demand and our competitive advantage;
•our expectations regarding our individual and family business, Medicare Supplement and other ancillary products, including anticipated trends and our ability to enroll individuals and families into qualified health plans;
•our expectations regarding our growth strategies and cost-saving initiatives;
•the impact of future and existing laws and regulations on our business;
•the impact of public health crises, pandemics, natural disasters, changing climate conditions and other extreme events;
•the impact of macroeconomic conditions, including adverse events or perceptions affecting the U.S. or international financial systems, inflationary pressures and the political climate on our business;
•our expectations regarding commission rates, conversion rates, plan termination rates and duration, membership retention rates and membership acquisition costs;
•our expectations regarding health insurance agents licensing and productivity;
•our expectations regarding beneficiary complaints, customer experience and enrollment quality;
•our expectations relating to the seasonality of our business;
•expected competition, including from government-run health insurance exchanges and other sources;
•our expectations relating to marketing and advertising expense and expected contributions from our marketing and strategic partnership channels;
•the timing of our receipt of commission and other payments;
•our critical accounting policies and related estimates;
•liquidity and capital needs;
•political, legislative, regulatory and legal challenges;
•the merits or potential impact of any lawsuits filed against us; and
•other statements regarding our future operations, financial condition, prospects and business strategies.

We have based these forward-looking statements on our current expectations about future events. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Our actual results may differ materially from those suggested by these forward-looking statements for various reasons, including our ability to retain existing members and enroll new members during the annual healthcare open enrollment period, the Medicare annual enrollment period, the Medicare Advantage open enrollment period and other special enrollment periods; changes in laws, regulations and guidelines, including in connection with healthcare reform or with respect to the marketing and sale of Medicare plans; competition, including competition from government-run health insurance exchanges and other sources; the seasonality of our business and the fluctuation of our operating results; our ability to accurately estimate membership, lifetime value of commissions and commissions receivable; changes in product offerings among carriers on our ecommerce platform and changes in our estimated conversion rate of an approved member to a paying member and the resulting impact of each on our commission revenue; the concentration of our revenue with a small number of health insurance carriers; our ability to execute on our growth strategy and other business initiatives; changes in our management and key employees; our ability to hire, train, retain and ensure the productivity of licensed health insurance agents and other employees; exposure to security risks and our ability to safeguard the security and privacy of confidential data; our relationships with health insurance carriers; the success of our carrier advertising and sponsorship program; our success in marketing and selling health insurance plans and our unit cost of acquisition; our ability to effectively manage our operations as our business evolves and execute on our transformation plan and other strategic initiatives; the need for health insurance carrier and regulatory approvals in connection with the marketing of Medicare-related insurance products; changes in the market for private health insurance; consumer satisfaction of our service and actions we take to improve the quality of enrollments; changes in member conversion rates; changes in commission rates; our ability to sell qualified health insurance plans to subsidy-eligible individuals and to enroll subsidy-eligible individuals through government-run health insurance exchanges; our ability to maintain and enhance our brand identity; our ability to derive desired benefits from investments in our business, including membership growth and retention initiatives; reliance on marketing partners; the impact of our direct-to-consumer mail, email, social media, telephone and television marketing efforts; timing of receipt and accuracy of commission reports; payment practices of health insurance carriers; dependence on our operations in China; the restrictions in our debt obligations; the restrictions in our investment agreement with convertible preferred stock investors; our ability to raise additional capital; compliance with insurance, privacy and other laws and regulations; the outcome of litigation in which we may from time to time be involved; the performance, reliability and availability of our information technology systems, ecommerce platform and underlying network infrastructure, including any new systems we may implement; public health crises, pandemics, natural disasters, changing climate conditions and other extreme events; general economic conditions, including inflation, recession, financial, banking and credit market disruptions; our ability to affectively administer our self-insurance program; and those identified under the heading “Risk Factors” in Part II, Item 1A. of this report and those discussed in our other Securities and Exchange Commission filings. Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in this report are made only as of the date hereof. Except as required by applicable law, we do not undertake, and specifically decline, any obligation to update any of these statements or to publicly announce the results of any revisions to any forward-looking statements, whether as a result of new information, future events, changes in assumptions or otherwise.

Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause our actual results to differ materially from those in the forward-looking statements.

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
•If commission reports we receive from carriers are inaccurate or not sent to us in a timely manner, our business and operating results could be harmed, and we may not recognize trends in our membership.
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
•Our self-insurance programs may expose us to significant and unexpected costs and losses.
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

EHEALTH, INC.
FORM 10-Q

PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

EHEALTH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, unaudited)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$180,633	$144,401
Short-term marketable securities	22,059	—
Accounts receivable	1,027	2,633
Contract assets – commissions receivable – current	205,679	242,749
Prepaid expenses and other current assets	11,266	11,301
Total current assets	420,664	401,084
Contract assets – commissions receivable – non-current	596,354	641,555
Property and equipment, net	4,994	5,501
Operating lease right-of-use assets	25,381	26,516
Restricted cash	3,239	3,239
Other assets	32,402	34,716
Total assets	$1,083,034	$1,112,611

Liabilities, convertible preferred stock and stockholders’ equity
Current liabilities:
Accounts payable	$5,273	$6,732
Accrued compensation and benefits	27,884	20,690
Accrued marketing expenses	8,751	23,770
Lease liabilities – current	6,628	6,486
Other current liabilities	2,931	2,887
Total current liabilities	51,467	60,565
Long-term debt	66,508	66,129
Deferred income taxes – non-current	28,748	32,359
Lease liabilities – non-current	32,549	34,187
Other non-current liabilities	4,400	5,132
Total liabilities	183,672	198,372
Commitments and contingencies (Note 8)
Convertible preferred stock	271,454	263,284
Stockholders’ equity:
Common stock	40	40
Additional paid-in capital	782,065	777,187
Treasury stock, at cost	(199,998)	(199,998)
Retained earnings	45,751	73,799
Accumulated other comprehensive income (loss)	50	(73)
Total stockholders’ equity	627,908	650,955
Total liabilities, convertible preferred stock, and stockholders’ equity	$1,083,034	$1,112,611

The accompanying notes are an integral part of these condensed consolidated financial statements.

EHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands, except per share amounts, unaudited)

	Three Months Ended March 31,
	2023	2022
Revenue:
Commission	$68,003	$93,850
Other	5,720	11,400
Total revenue	73,723	105,250
Operating costs and expenses:
Cost of revenue	215	(127)
Marketing and advertising	32,899	58,454
Customer care and enrollment	26,957	42,164
Technology and content	15,544	19,663
General and administrative	21,002	19,987
Impairment, restructuring and other charges	—	4,823
Total operating costs and expenses	96,617	144,964
Loss from operations	(22,894)	(39,714)
Other expense, net	(592)	(1,021)
Loss before income taxes	(23,486)	(40,735)
Benefit from income taxes	(3,608)	(7,993)
Net loss	(19,878)	(32,742)
Paid-in-kind dividends for preferred stock	(5,101)	(4,717)
Change in preferred stock redemption value	(3,069)	(2,501)
Net loss attributable to common stockholders	$(28,048)	$(39,960)

Net loss per share attributable to common stockholders:
Basic and diluted	$(1.01)	$(1.46)
Weighted-average number of shares used in per share amounts:
Basic and diluted	27,648	27,278
Comprehensive income (loss):
Net loss	$(19,878)	$(32,742)
Unrealized holding gain for available-for-sale debt securities, net of tax	13	8
Foreign currency translation adjustments	110	23
Comprehensive loss	$(19,755)	$(32,711)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, unaudited)

Three Months Ended March 31, 2023
	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance as of December 31, 2022	39,977	$40	$777,187	12,415	$(199,998)	$73,799	$(73)	$650,955
Issuance of common stock in connection with equity incentive plans	160	—	—	—	—	—	—	—
Repurchase of shares to satisfy employee tax withholding obligations	—	—	(428)	57	—	—	—	(428)
Paid-in-kind dividend and accretion related to convertible preferred stock	—	—	—	—	—	(8,170)	—	(8,170)
Stock-based compensation	—	—	5,306	—	—	—	—	5,306
Other comprehensive income, net of tax	—	—	—	—	—	—	123	123
Net loss	—	—	—	—	—	(19,878)	—	(19,878)
Balance as of March 31, 2023	40,137	$40	$782,065	12,472	$(199,998)	$45,751	$50	$627,908

Three Months Ended March 31, 2022
	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance as of December 31, 2021	38,704	$39	$755,875	12,016	$(199,998)	$193,213	$390	$749,519
Issuance of common stock in connection with equity incentive plans	176	—	1,054	—	—	—	—	1,054
Repurchase of shares to satisfy employee tax withholding obligations	—	—	(508)	37	—	—	—	(508)
Paid-in-kind dividend and accretion related to convertible preferred stock	—	—	—	—	—	(7,218)	—	(7,218)
Stock-based compensation	—	—	5,791	—	—	—	—	5,791
Other comprehensive income, net of tax	—	—	—	—	—	—	31	31
Net loss	—	—	—	—	—	(32,742)	—	(32,742)
Balance as of March 31, 2022	38,880	$39	$762,212	12,053	$(199,998)	$153,253	$421	$715,927

The accompanying notes are an integral part of these condensed consolidated financial statements.

EHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Three Months Ended March 31,
	2023	2022
Operating activities:
Net loss	$(19,878)	$(32,742)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	656	946
Amortization of internally developed software	4,589	3,832
Stock-based compensation expense	4,994	5,285
Deferred income taxes	(3,611)	(8,032)
Other non-cash items	61	215
Changes in operating assets and liabilities:
Accounts receivable	1,605	3,773
Contract assets – commissions receivable	82,507	77,142
Prepaid expenses and other assets	(125)	12,418
Accounts payable	(1,493)	(5,525)
Accrued compensation and benefits	7,193	2,042
Accrued marketing expenses	(15,019)	(16,848)
Deferred revenue	(372)	(223)
Accrued expenses and other liabilities	(304)	4,829
Net cash provided by operating activities	60,803	47,112
Investing activities:
Capitalized internal-use software and website development costs	(2,164)	(4,205)
Purchases of property and equipment and other assets	(67)	(55)
Purchases of marketable securities	(22,009)	(3,938)
Proceeds from redemption and maturities of marketable securities	—	34,319
Net cash provided by (used in) investing activities	(24,240)	26,121
Financing activities:
Net proceeds from debt financing	—	64,862
Net proceeds from exercise of common stock options and employee stock purchases	—	1,054
Repurchase of shares to satisfy employee tax withholding obligations	(428)	(508)
Principal payments in connection with leases	(11)	(35)
Net cash provided by (used in) financing activities	(439)	65,373
Effect of exchange rate changes on cash, cash equivalents and restricted cash	108	31
Net increase in cash, cash equivalents and restricted cash	36,232	138,637
Cash, cash equivalents and restricted cash at beginning of period	147,640	85,165
Cash, cash equivalents and restricted cash at end of period	$183,872	$223,802

 The accompanying notes are an integral part of these condensed consolidated financial statements.

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 – Summary of Business and Significant Accounting Policies

Description of Business – eHealth, Inc., a Delaware corporation, and its consolidated subsidiaries (collectively, "eHealth") is a leading private online health insurance marketplace with a technology and service platform that provides consumer engagement, education and health insurance enrollment solutions. Our mission is to expertly guide consumers through their health insurance enrollment and related options, when, where and how they prefer. Our platform leverages technology to solve a critical problem in a large and growing market by aiding consumers in what has traditionally been a complex, confusing, and opaque health insurance purchasing process. Our omnichannel consumer engagement platform differentiates our offering from other brokers and enables consumers to use our services online, by telephone with a licensed insurance agent, or through a hybrid online assisted interaction that includes live agent chat and co-browsing capabilities. We have created a consumer-centric marketplace that offers consumers a broad choice of insurance products that includes thousands of Medicare Advantage, Medicare Supplement, Medicare Part D prescription drug, individual, family, small business and other ancillary health insurance products from approximately 200 health insurance carriers across all fifty states and the District of Columbia. Our plan recommendation tool curates this broad plan selection by analyzing customer health-related information against plan data for insurance coverage fit. This tool is supported by a unified data platform and is available to our ecommerce customers and our licensed agents. We strive to be the most trusted partner to the consumer in their life's journey through the health insurance market.

Unless otherwise specified or required by the context, references in this Quarterly Report on Form 10-Q to "eHealth," "the Company,” “we,” “us” or "our" mean eHealth and its consolidated direct and indirect wholly-owned subsidiaries.

Basis of Presentation – The accompanying Condensed Consolidated Balance Sheet as of March 31, 2023 and other condensed consolidated financial statements for the three months ended March 31, 2023 and 2022 are unaudited. The Condensed Consolidated Balance Sheet data as of December 31, 2022 was derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the Securities and Exchange Commission on March 1, 2023. The accompanying financial statements and related notes should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K.

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

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2022 and include all adjustments necessary for the fair presentation of our financial position as of March 31, 2023 and December 31, 2022, and our results of operations for the periods presented. The results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for any subsequent period or for the year ending December 31, 2023 and therefore should not be relied upon as an indicator of future results.

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Significant Accounting Policies, Estimates and Judgments – The preparation of condensed consolidated financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported and disclosed in the condensed consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates, including those related to, but not limited to, the fair value of investments, the commissions we expect to collect for each approved member cohort, valuation allowance for deferred income taxes, provision (benefit) for income taxes and the assumptions used in determining stock-based compensation. We base our estimates of the carrying value of certain assets and liabilities on historical experience and on various other assumptions that we believe to be reasonable. Actual results may differ from these estimates. There have been no material changes to our significant accounting policies discussed in our Annual Report on Form 10-K for the year ended December 31, 2022.

Recently Adopted Accounting Pronouncements

We did not adopt any new accounting pronouncements during the three months ended March 31, 2023.

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 2 – Revenue

Disaggregation of Revenue – The table below depicts the disaggregation of revenue by product and is consistent with how we evaluate our financial performance (in thousands):

	Three Months Ended March 31,
	2023	2022
Medicare
Medicare Advantage	$54,121	$78,130
Medicare Supplement	4,065	6,120
Medicare Part D	777	1,460
Total Medicare	58,963	85,710
Individual and Family (1)
Non-Qualified Health Plans	2,355	1,610
Qualified Health Plans	1,651	1,516
Total Individual and Family	4,006	3,126
Ancillary
Short-term	984	1,343
Dental	710	831
Vision	210	243
Other	518	414
Total Ancillary	2,422	2,831
Small Business	4,873	3,483
Commission Bonus and Other	(2,261)	(1,300)
Total Commission Revenue	68,003	93,850
Other Revenue
Sponsorship and Advertising Revenue	4,943	10,645
Other	777	755
Total Other Revenue	5,720	11,400
Total Revenue	$73,723	$105,250
_____________

(1)We define our individual and family plan offerings as major medical individual and family health insurance plans, which do not include Medicare-related, small business or ancillary plans. Individual and family plans include both qualified and non-qualified plans. Qualified health plans meet the requirements of the Affordable Care Act and are offered through the government-run health insurance exchange in the relevant jurisdiction. Non-qualified health plans do not meet the requirements of the Affordable Care Act and are not offered through the government-run health insurance exchange in the relevant jurisdiction. Individuals that purchase non-qualified health plans cannot receive a subsidy in connection with the purchase of non-qualified plans.

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Commission revenue by segment is presented in the table below (in thousands):

	Three Months Ended March 31,
	2023	2022
Medicare
Commission revenue from members approved during the period	$56,617	$84,283
Net commission revenue from members approved in prior periods(1)	52	51
Total Medicare segment commission revenue	$56,669	$84,334
Individual, Family and Small Business
Commission revenue from members approved during the period	$6,708	$6,042
Commission revenue from renewals of small business members during the period	3,113	3,037
Net commission revenue from members approved in prior periods(1)	1,513	437
Total Individual, Family and Small Business segment commission revenue	$11,334	$9,516

Total commission revenue from members approved during the period	$63,325	$90,325
Commission revenue from renewals of small business members during the period	3,113	3,037
Total net commission revenue from members approved in prior periods (1)(2)	1,565	488
Total commission revenue	$68,003	$93,850
_____________

(1)These amounts reflect our revised estimates of cash collections for certain members approved prior to the relevant reporting period that are recognized as adjustments to revenue within the relevant reporting period. The net adjustment revenue includes both increases in revenue for certain prior period cohorts as well as reductions in revenue for certain prior period cohorts.
(2)The impacts of total net commission revenue from members approved in prior periods were $0.06 and $0.02 per basic and diluted share, for the three months ended March 31, 2023 and 2022, respectively. There were no reductions to revenue from members approved in prior periods for the three months ended March 31, 2023 and 2022.

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

Our cash, cash equivalents and restricted cash balances are summarized as follows (in thousands):

	March 31, 2023	December 31, 2022
Cash	$24,390	$17,776
Cash equivalents	156,243	126,625
Cash and cash equivalents	180,633	144,401
Restricted cash	3,239	3,239
Total cash, cash equivalents and restricted cash	$183,872	$147,640

As of March 31, 2023 and December 31, 2022, we had $3.2 million of restricted cash which was classified as a non-current asset on our Condensed Consolidated Balance Sheets. This amount collateralizes letters of credit related to certain lease commitments.

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Contract Assets and Accounts Receivable

We do not require collateral or other security for our contract assets and accounts receivable. We believe the potential for collection issues with any of our customers was minimal as of March 31, 2023.

We estimate an allowance for credit losses using relevant available information from internal and external sources, related to past events, current conditions, and reasonable and supportable forecasts. Specifically, for the purpose of measuring the probability of default parameters, we utilize Capital IQ’s, Standard & Poor’s and Moody’s analytics. Our estimates of loss given default are determined by using our historical collections data as well as historical information obtained through our research and review of other insurance related companies. Our estimated exposure at default is determined by applying these internal and external data sources to our commissions receivable balances. As such, we apply an immediate reversion method and revert to historical loss information when computing our credit loss exposure. Credit loss expenses are assessed quarterly and are included in the "General and administrative" line in our Condensed Consolidated Statements of Comprehensive Loss. There were no write-offs during the three months ended March 31, 2023 or for the year ended December 31, 2022.

The change in the allowance for credit losses is summarized as follows (in thousands):

	March 31, 2023	December 31, 2022
Beginning balance	$2,398	$2,198
Change in allowance	(236)	200
Ending balance	$2,162	$2,398

Our contract assets – commissions receivable activities, net of credit loss allowances are summarized as follows (in thousands):

	Medicare Segment	IFP/SMB Segment	Total
Beginning balance at December 31, 2022	$817,043	$67,261	$884,304
Commission revenue from members approved during the period	56,617	6,708	63,325
Commission revenue from renewals of small business members during the period	—	3,113	3,113
Net commission revenue from members approved in prior periods	52	1,513	1,565
Cash receipts	(139,771)	(10,739)	(150,510)
Net change in credit loss allowance	216	20	236
Ending balance at March 31, 2023	$734,157	$67,876	$802,033

Credit Risk

Our financial instruments that are exposed to concentrations of credit risk principally consist of cash, cash equivalents, marketable securities, contract assets – commissions receivable, and accounts receivable. We invest our cash and cash equivalents with major banks and financial institutions, and, at times, such investments are in excess of federally insured limits. We also have deposits with major banks in China that are denominated in both U.S. dollars and Chinese Yuan Renminbi and are not insured by the U.S. federal government. The deposits in China were $5.4 million as of March 31, 2023. See Note 4 – Fair Value Measurements for more information regarding our marketable securities.

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
We do not require collateral or other security for either our contract assets or accounts receivable. Carriers that represented 10% or more of our total contract assets – commissions receivable and accounts receivable balances are summarized as follows:

	March 31, 2023	December 31, 2022
Humana	26%	26%
UnitedHealthCare (1)	25%	24%
Aetna (1)	16%	16%
_____________

(1)Percentages include the carriers' subsidiaries.

Prepaid Expenses and Other Current Assets – Our prepaid expenses and other current assets are summarized as follows (in thousands):

	March 31, 2023	December 31, 2022
Prepaid software and maintenance contracts	$5,526	$5,211
Prepaid expenses	3,136	2,858
Prepaid licenses	1,196	1,116
Prepaid insurance	1,137	1,893
Other current assets	271	223
Prepaid expenses and other current assets	$11,266	$11,301

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

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Our financial assets measured at fair value on a recurring basis are summarized below by their classification within the fair value hierarchy (in thousands):

	March 31, 2023
	Carrying Value	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents
Money market funds	$18,174	$18,174	$—	$—	$18,174
Commercial paper	117,710	—	117,710	—	117,710
Agency bonds	20,359	—	20,359	—	20,359
Short-term marketable securities
Commercial paper	22,059	—	22,059	—	22,059
Total assets measured at fair value	$178,302	$18,174	$160,128	$—	$178,302

	December 31, 2022
	Carrying Value	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents
Money market funds	$13,015	$13,015	$—	$—	$13,015
Commercial paper	112,268	—	112,268	—	112,268
Agency bonds	1,342	—	1,342	—	1,342
Total assets measured at fair value	$126,625	$13,015	$113,610	$—	$126,625

We endeavor to utilize the best available information in measuring fair value. Our money market funds are measured at fair value based on quoted prices in active markets and are classified as Level 1 within the fair value hierarchy. Our available-for-sale marketable securities, which include commercial paper with maturities of less than one year, are measured at fair value using quoted market prices to the extent available or alternative pricing sources and models utilizing market observable inputs and are classified as Level 2 within the fair value hierarchy. Our portfolio primarily consisted of financial instruments with a credit rating of A or equivalent by S&P Rating and Moody's Investor Services. There were no transfers between the hierarchy levels during the three months ended March 31, 2023 or the year ended December 31, 2022.

The following table summarizes our cash equivalents and available-for-sale debt securities by contractual maturity (in thousands):

	As of March 31, 2023		As of December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in 1 year	$178,326	$178,302	$126,664	$126,625

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Unrealized gains and losses on available-for-sale debt securities that are not credit related are included in accumulated other comprehensive income and summarized as follows (in thousands):

	March 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents
Money market funds	$18,174	$—	$—	$18,174
Commercial paper	117,732	—	(22)	117,710
Agency bonds	20,349	10	—	20,359
Short-term marketable securities
Commercial paper	22,071	—	(12)	22,059
Total	$178,326	$10	$(34)	$178,302

	December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents
Money market funds	$13,015	$—	$—	$13,015
Commercial paper	112,307	—	(39)	112,268
Agency bonds	1,342	—	—	1,342
Total	$126,664	$—	$(39)	$126,625

As of March 31, 2023 and December 31, 2022, we had 28 and 26 securities, respectively, in net loss positions and their unrealized losses were immaterial individually and in aggregate. We did not record any credit losses regarding our available-for-sale debt securities during the three months ended March 31, 2023 or the year ended December 31, 2022. We do not intend to sell these securities, and it is more likely than not that we will not be required to sell these securities before the recovery of their amortized cost basis.

Note 5 – Equity

2021 Inducement Plan – On September 22, 2021, the Company adopted an inducement plan (the “2021 Inducement Plan”), pursuant to which the Company reserved 0.4 million shares of its common stock (subject to customary adjustments in the event of a change in capital structure of the Company) to be used exclusively for grants of awards to individuals who were not previously employees or directors of the Company, other than following a bona fide period of non-employment, as an inducement material to the individual's entry into employment with the Company within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules (“Nasdaq Rules”). In March 2022 and September 2022, the Company amended and restated its 2021 Inducement Plan to reserve an additional 0.5 million and 1.5 million shares of its common stock, respectively (as amended and restated, the "A&R 2021 Inducement Plan"). The 2021 Inducement Plan and its amendments were approved by the Company's Board of Directors without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Rules, and the terms and conditions of the A&R 2021 Inducement Plan and awards to be granted thereunder are substantially similar to our stockholder-approved Amended and Restated 2014 Equity Incentive Plan. As of March 31, 2023, 1.6 million shares were issued under the A&R 2021 Inducement Plan.

Stock Repurchase Programs – We had no stock repurchase activity during the three months ended March 31, 2023 or 2022. As of March 31, 2023 and 2022, we had a total of 12.5 million shares and 12.1 million shares, respectively, held in treasury. As of March 31, 2023 and 2022, we had 1.8 million and 1.4 million shares, respectively, in treasury that were previously surrendered by employees to satisfy tax withholding due in connection

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
with the vesting of certain restricted stock units as well as 10.7 million shares previously repurchased under our past repurchase programs.

For accounting purposes, common stock repurchased under our stock repurchase programs is recorded based upon the settlement date of the applicable trade. Such repurchased shares are held in treasury and are presented using the cost method.

Stock-Based Compensation Expense – Our stock-based compensation expense is summarized as follows by award types for the periods presented below (in thousands):

	Three Months Ended March 31,
	2023	2022
Restricted stock units*	$4,677	$4,706
Common stock options	254	257
Employee stock purchase program	63	322
Total stock-based compensation expense	$4,994	$5,285
Related tax benefit recognized	$1,170	$1,225
_________

*    Amounts include market-based and performance-based restricted stock units.

The following table summarizes stock-based compensation expense by operating function for the periods presented below (in thousands):

	Three Months Ended March 31,
	2023	2022
Marketing and advertising	$455	$313
Customer care and enrollment	605	454
Technology and content	905	1,850
General and administrative	3,029	2,668
Total stock-based compensation expense	$4,994	$5,285
Amount capitalized for internal-use software	312	506
Total stock-based compensation	$5,306	$5,791

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

Dividends – Dividends initially accrue on the Series A preferred stock daily at 8% per annum on the stated value of $100 per share (“Stated Value”) and compound semiannually, payable in kind (“PIK”) until the second anniversary of the Closing Date on June 30 and December 31 of each year (each, a “Dividend Payment Date”), beginning on June 30, 2021, and thereafter 6% PIK and 2% payable in cash in arrears on June 30 and December 31 of each year, beginning on June 30, 2023. PIK dividends are cumulative and are added to the Accrued Value (as

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
defined below). “Accrued Value” means, as of any date, with respect to any share of Series A preferred stock, the sum of the Stated Value per share plus, on each Dividend Payment Date, on a cumulative basis, all PIK dividends that have accrued on such share but that have not previously been added to the Accrued Value. The Series A preferred stock participates, on an as-converted basis, in all dividends paid to the holders of our common stock.

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

Board Nomination Rights – H.I.G. is entitled to nominate one individual for election to our Board of Directors so long as it continues to own at least 30% of the common stock issuable or issued upon conversion of the Series A preferred stock originally issued to it in the private placement. H.I.G. also has the right to nominate an additional individual to our Board of Directors if we fail to maintain certain levels of commissions receivable or liquidity as further discussed below.

Voting Rights – The Series A preferred stock will vote together with the common stock as a single class on all matters submitted to a vote of the holders of the common stock (subject to certain voting limitations set forth in, and the terms and conditions of, the Certificate of Designations). Each holder of Series A preferred stock shall be entitled to the number of votes, rounded down to the nearest whole number, equal to the product of (i) the aggregate Accrued Value of the issued and outstanding shares of Series A preferred stock divided by $69.684, which is the "Minimum Price" computed in accordance with the Certificate of Designations (as further described below), multiplied by (ii) a fraction, the numerator of which is the number of shares of Series A preferred stock held by such holder and the denominator of which is the aggregate number of issued and outstanding shares of Series A preferred stock. “Minimum Price” means the lower of: (i) the Nasdaq Official Closing Price per share of common stock on the Closing Date; or (ii) the average Nasdaq Official Closing Price per share of common stock for the five trading days immediately prior to the Closing Date. Holders of Series A preferred stock will have one vote per share on any matter on which the holders of the Series A preferred stock are entitled to vote separately as a class (subject to certain voting limitations set forth in, and the terms and conditions of, the Certificate of Designations).

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

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Covenants and Liquidity Requirements – As long as H.I.G. continues to own at least 30% of the Series A preferred stock originally issued to it in the private placement, the consent of H.I.G. will be required for the Company to incur certain indebtedness and to take certain other corporate actions as set forth in the Company's investment agreement with H.I.G. entered into on February 17, 2021 (the “Investment Agreement”). In addition, the Company is required to maintain an asset coverage ratio (as defined in the Investment Agreement) of at least 2x, which increases to 2.5x 30 months after the date of the Investment Agreement. Additionally, the Investment Agreement requires the Company to maintain a minimum liquidity amount (as defined in the Investment Agreement) for certain periods that ranges from $65.0 million to $125.0 million. If the Company fails to maintain the minimum asset coverage ratio or minimum liquidity amount as of a certain date or for a certain time period required by the Investment Agreement and H.I.G continues to own at least 30% of the Series A preferred stock originally issued to it in the private placement, H.I.G will have the right to nominate an additional director to our Board of Directors, and the consent of H.I.G. will be required to approve the Company's annual budget, hire or terminate certain key executives, and incur certain indebtedness as specified in the Investment Agreement until the Company is able to satisfy the minimum liquidity amount requirements in the Investment Agreement for any subsequent 12 consecutive months. As of March 31, 2023, we were in compliance with the asset coverage ratio and minimum liquidity amounts as required in the Investment Agreement.

Our Series A preferred stock is considered temporary equity in our condensed consolidated financial statements. We have determined there are no material embedded features that require recognition as a derivative asset or liability. We recognized the Series A preferred stock at its stated amount less issuance costs of $11.0 million, or $214.0 million.

As of March 31, 2023, the estimated Series A preferred stock redemption value equals 135% of the Accrued Value per share as of the redemption date, plus any accrued and unpaid dividends, which is significantly in excess of the fair value of the common stock into which the Series A preferred stock is convertible as of March 31, 2023. We have elected to apply the accretion method to adjust the carrying value of the Series A preferred stock to its redemption value at the earliest date of redemption, April 30, 2027. Amounts recognized to accrete the Series A preferred stock to its estimated redemption value are treated as a deemed dividend and are recorded as a reduction to retained earnings. The estimated redemption value will vary in subsequent periods due to the redemption put right described above and we have elected to recognize such changes prospectively. No shares of Series A preferred stock have been converted and the Series A preferred stock was convertible into 3.3 million shares of common stock as of March 31, 2023.

The following table summarizes the proceeds and changes to our Series A preferred stock (in thousands):

Gross proceeds	$225,000
Less: issuance costs	(10,975)
Net proceeds	$214,025

Balance as of December 31, 2021	$232,592
Accrued paid-in-kind dividends	19,357
Change in preferred stock redemption value	11,335
Balance as of December 31, 2022	$263,284
Accrued paid-in-kind dividends	5,101
Change in preferred stock redemption value	3,069
Balance as of March 31, 2023	$271,454

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

The following table sets forth the computation of basic and diluted net loss attributable to common stockholders per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2023	2022
Numerator:
Net loss attributable to common stockholders	$(28,048)	$(39,960)
Denominator:
Shares used in per share calculation – basic	27,648	27,278
Dilutive effect of common stock	—	—
Shares used in per share calculation — diluted	27,648	27,278
Net loss attributable to common stockholders per share – basic and diluted	$(1.01)	$(1.46)

For each of the three months ended March 31, 2023 and 2022, we had securities outstanding that could potentially dilute per share amounts, but the shares from the assumed conversion or exercise of these securities were excluded in the computation of diluted net loss per share as their effect would have been anti-dilutive. The number of outstanding anti-dilutive shares that were excluded from the computation of diluted net loss per share consisted of the following (in thousands):

	Three Months Ended March 31,
	2023	2022
Convertible preferred stock	3,256	2,981
Restricted stock units*	1,872	1,548
Common stock options	226	279
Employee stock purchase program	41	53
Total	5,395	4,861
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

Our future minimum payments under non-cancellable contractual service and licensing obligations as of March 31, 2023 were as follows (in thousands):

For the Years Ending December 31,
2023 (remainder)	$6,578
2024	2,770
2025	229
2026	—
2027	—
Thereafter	—
Total	$9,577

Operating Leases

Refer to Note 10 – Leases for commitments related to our operating leases.

Self-Insurance

We provide comprehensive major medical benefits to our employees. Effective January 1, 2023, in the United States, we are self-insured for employee health insurance benefits up to $0.3 million per individual per year and a maximum claim liability of $13.6 million. As a result, we record a self-insurance liability based on claims filed and an estimate of claims incurred but not yet reported. As of March 31, 2023, we had a self-insurance liability balance of $2.0 million in the "Accrued compensation and benefits" line on our Condensed Consolidated Balance Sheets. We had no liability as of December 31, 2022 as our employee health insurance coverage was not self-insured at the time.

Contingencies

From time to time, we receive inquiries from governmental bodies and also may be subject to various legal proceedings and claims arising in the ordinary course of business. We assess contingencies to determine the degree of probability and range of possible loss for potential accrual in our condensed consolidated financial statements. An estimated loss contingency is accrued in the condensed consolidated financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. There was no material litigation-related accrual during the three months ended March 31, 2023 or 2022. Legal proceedings or other contingencies could result in material costs, even if we ultimately prevail.

Legal Proceedings

Securities Class Action – On April 8, 2020 and April 30, 2020, two purported class action lawsuits were filed against the Company, its then-chief executive officer, Scott N. Flanders, its then-chief financial officer, Derek N. Yung, and its then-chief operating officer, David K. Francis in the United States District Court for the Northern

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
District of California. The cases are captioned Patel v. eHealth, Inc., et al., Case No. 5:20-cv-02395 (N.D. Cal.) and Bertrand v. eHealth, Inc. et al., Case No. 4:20-cv-02967 (N.D. Cal.). The complaints allege, among other things, that the Company and Messrs. Flanders, Yung and Francis made materially false and misleading statements and/or failed to disclose material information regarding the Company's accounting and modeling assumptions, rate of member churn and the Company's profitability during the alleged class period of March 19, 2018 to April 7, 2020. The complaints allege that we and Messrs. Flanders, Yung and Francis violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (as amended, the "Exchange Act") and Rule 10b-5 promulgated thereunder. The complaints seek compensatory and (in the Patel lawsuit) punitive damages, attorneys’ fees and costs, and such other relief as the court deems proper. On June 24, 2020, the Court consolidated the above-referenced matters under the caption In re eHealth Securities Litig., Master File No. 4:20-cv-02395-JST (N.D. Cal.). The Court also appointed a lead plaintiff and lead counsel for the consolidated matter. An Amended Complaint was filed on August 25, 2020, which Defendants moved to dismiss on October 23, 2020. Defendants’ motion, which Plaintiff opposed, was granted in part and denied in part on August 12, 2021. The Court dismissed Plaintiff's claims to the extent premised upon alleged misrepresentations or omissions relating to churn but denied Defendants' motion with respect to alleged misstatements regarding purported operating costs. On October 1, 2021, the Company filed an Answer denying in part and admitting in part the remaining allegations and denying any wrongdoing. On November 11, 2021, Plaintiff’s counsel filed a suggestion of death with respect to the lead plaintiff Billy White. Plaintiff’s counsel published notice regarding the appointment of a new lead plaintiff on January 17, 2022. On November 9, 2022, the Court appointed Chicago & Vicinity Laborers’ District Council Pension Fund as the new lead plaintiff and approved plaintiff’s selection of counsel. On November 29, 2022, the new lead plaintiff and lead plaintiff’s counsel filed a supplement to the amended complaint, replacing the names of the prior lead plaintiff and counsel and incorporating new lead plaintiff’s previously filed certification. On December 22, 2022, the Company, Mr. Flanders, and Mr. Yung moved for judgment on the pleadings as to the remaining claims. Mr. Francis also moved for judgment on the pleadings the same day, and joined the motion by the Company, Mr. Flanders, and Mr. Yung. The motions for judgment on the pleadings were fully briefed by February 9, 2023 and were scheduled for a hearing on April 13, 2023. On April 5, 2023, the Court vacated the hearing on the motions and stated its intent to issue a decision based on the parties’ written briefing. On April 25, 2023, a consortium of putative class members (the “Algers Funds”) filed a motion to intervene in the case, prior to the expiration of the applicable statute of repose, to preserve their individual rights. On May 5, 2023, a defendants’ statement of non-opposition to Algers Funds limited motion to intervene and a stipulation with Algers Funds regarding same were filed.

Derivative Actions – On July 7, 2020, a derivative lawsuit captioned Chernet v. Flanders et al., Case No. 3:20-cv-04477-SK (N.D. Cal.) (the “Chernet” matter) was filed in the United States District Court for the Northern District of California. On October 13, 2020, a derivative lawsuit captioned Lincolnshire Police Pension Fund v. Flanders et al., Case No. 20CV371555 (Cal. Super. Ct.) (the “Lincolnshire” matter) was filed in the Superior Court of California, County of Santa Clara. The complaints were brought against the Company's then-chief executive officer, Mr. Flanders, its then-chief financial officer, Mr. Yung, its then-chief operating officer, Mr. Francis, and the then-current members of the Board of Directors (collectively, the “Individual Defendants”), and name the Company as a nominal defendant. The complaints allege, among other things, that the Individual Defendants made or caused the Company to make materially false and misleading statements and/or failed to disclose material information regarding the Company’s accounting and modeling assumptions, rate of member churn, profitability and internal controls for the period of March 2018 through the present. The Chernet and Lincolnshire complaints purport to assert claims for breach of fiduciary duty, unjust enrichment and waste of corporate assets. The Chernet lawsuit also alleges that the Individual Defendants violated Sections 14(a), 10(b), and 20(a) of the Exchange Act and asserts claims for abuse of control and gross mismanagement. The Chernet and Lincolnshire complaints seek damages, restitution, attorneys’ fees and costs, and certain measures with respect to the Company's corporate governance and internal procedures, and (in the Lincolnshire lawsuit) equitable and/or injunctive relief. On August 12, 2020, the court stayed the Chernet matter pending the resolution of the then-anticipated motion to dismiss the consolidated securities class action. On December 11, 2020, the court stayed the Lincolnshire matter, also pending the resolution of the motion to dismiss in the consolidated securities class action.

On October 5, 2021, a third derivative lawsuit, captioned Badwal v. Flanders et al., Case No. 4:21-cv-07795 (N.D. Cal.) (the “Badwal” matter) was filed in the United States District Court for the Northern District of California.

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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

Note 9 – Segment and Geographic Information

Operating Segments

We report segment information based on how our chief executive officer, who is our chief operating decision maker ("CODM"), regularly reviews our operating results, allocates resources and makes decisions regarding our business operations. We evaluate our business performance and manage our operations as two distinct operating segments: Medicare and Individual, Family and Small Business. The performance measures of our segments include revenue and segment profit (loss). Please refer to Note 1 – Summary of Business and Significant Accounting Policies of the Notes to Consolidated Financial Statements in Part II, Item 8 of the Annual Report on Form 10-K for the year ended December 31, 2022 for our accounting policies relating to operating segments.

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The results of our operating segments are summarized for the periods presented below (in thousands):

	Three Months Ended March 31,
	2023	2022
Revenue
Medicare	$61,834	$95,067
Individual, Family and Small Business	11,889	10,183
Total revenue	$73,723	$105,250

Segment profit (loss)
Medicare	$(3,373)	$(14,817)
Individual, Family and Small Business	7,413	5,254
Segment profit (loss)	4,040	(9,563)
Corporate	(16,695)	(15,265)
Stock-based compensation expense	(4,994)	(5,285)
Depreciation and amortization	(5,245)	(4,778)
Impairment, restructuring and other charges	—	(4,823)
Other expense, net	(592)	(1,021)
Loss before income taxes	$(23,486)	$(40,735)

There were no inter-segment revenue transactions for the periods presented. With the exception of contract assets – commissions receivable, which is presented by segment in Note 3 – Supplemental Financial Statement Information, our CODM does not separately evaluate assets by segment, and therefore, assets by segment are not presented.

Geographic Information

Our long-lived assets primarily consist of property and equipment and internally developed software. Our long-lived assets are attributed to the geographic location in which they are located. Long-lived assets by geographical area are summarized as follows (in thousands):

	March 31, 2023	December 31, 2022
United States	$35,138	$37,915
China	337	381
Total	$35,475	$38,296

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Significant Customers

Substantially all revenue for the three months ended March 31, 2023 and 2022 was generated from customers located in the United States. Carriers representing 10% or more of our total revenue are summarized as follows:

	Three Months Ended March 31,
	2023	2022
Humana	24%	27%
UnitedHealthCare (1)	22%	15%
Aetna (1)	6%	11%
Centene (1)	2%	14%
__________

(1)Percentages include the carriers' subsidiaries.

Note 10 – Leases

Our lease portfolio primarily consists of operating leases for office space and our leases have remaining lease terms of less than 1 year to 7 years. Certain of these leases have free or escalating rent payment provisions. We recognize lease expense on a straight-line basis over the terms of the leases, although actual cash payment obligations under certain of these agreements fluctuate over the terms of the agreements. Most leases include options to renew, and the exercise of these options is at our discretion.

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

Total operating lease expenses were $1.9 million for the three months ended March 31, 2023 and 2022 and sublease income was immaterial for the three months ended March 31, 2023 and 2022.

Supplemental information related to our leases are as follows (dollars in thousands):

	Three Months Ended March 31,
	2023	2022
Cash paid for amounts included in the measurement of operating lease liabilities	$2,102	$1,953

	March 31, 2023	December 31, 2022
Weighted-average remaining lease term of operating leases	5.5 years	5.7 years
Weighted-average discount rate used to recognize operating lease right-of-use-assets	5.6%	5.6%

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
As of March 31, 2023, maturities of our operating lease liabilities are as follows (in thousands):

Year ending December 31,
2023 (remainder)	$6,385
2024	8,404
2025	8,610
2026	7,396
2027	6,773
Thereafter	8,201
Total lease payments (1)	$45,769
Less imputed interest	(6,592)
Total	$39,177
____________
(1)Noncancellable sublease income for the remainder of 2023 and the years ending December 31, 2024, 2025, 2026, 2027 and thereafter of $1.3 million, $2.1 million, $2.2 million, $2.2 million, $2.3 million, and $2.8 million, respectively, are not included in the table above.

Note 11 — Impairment, Restructuring and Other Charges

The following table details impairment, restructuring and other charges for each of the periods presented:

	Three Months Ended March 31,
	2023	2022
Restructuring and reorganization charges	$—	$4,823
Impairment, restructuring and other charges	$—	$4,823

Restructuring

Our restructuring and reorganization costs and liabilities consist primarily of severance, transition and other related costs. The following table summarizes the cash-based restructuring and reorganization related liabilities (in thousands):

Balance at December 31, 2022	$366
Restructuring and reorganization charges	—
Payments	(361)
Balance at March 31, 2023	$5

During the three months ended March 31, 2023, we incurred no pre-tax restructuring charges. As of March 31, 2023, the restructuring accrual was immaterial and is recorded in other current liabilities on our Condensed Consolidated Balance Sheets.

In the first half of 2022, we eliminated 339 full-time positions, which represented approximately 14% of our workforce, primarily within our customer care and enrollment group, and to a lesser extent, in our marketing and advertising, technology and content, and general and administrative groups, and, as a result, recorded pre-tax restructuring charges of $4.8 million in the "Impairment, restructuring and other charges" line in our Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2022.

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

The Credit Agreement provides for a $70.0 million secured term loan credit facility. We incurred closing costs totaling $5.1 million, which were recorded as a direct deduction from the face of the loan on our Condensed Consolidated Balance Sheets. There was $3.5 million of unamortized issuance costs as of March 31, 2023. The carrying value of the term loan approximates the fair value, based on Level 2 inputs (observable market prices in less than active markets), as the interest rate is variable over the selected interest period and is similar to current rates at which we can borrow funds. The carrying value of the loan was $66.5 million as of March 31, 2023.

The Original Credit Agreement bore interest, at our option, at either a rate based on the LIBOR for the applicable interest period or a base rate, in each case plus a margin. The base rate was the highest of the prime rate, the federal funds rates plus 0.50% and one month adjusted LIBOR plus 1.00%. The margin was 7.50% for LIBOR loans and 6.50% for base rate loans. After the Amendment, the loans under the Credit Agreement bear interest, at our option, at either a rate based on the Adjusted Term SOFR or a base rate, in each case plus a margin. The base rate is the highest of the prime rate, the federal funds rate plus 0.50% and three-month Adjusted Term SOFR plus 1.00%. The margin is 7.50% for Adjusted Term SOFR loans and 6.50% for base rate loans. As of March 31, 2023, the interest rate was 12.65%. For the three months ended March 31, 2023 and 2022, we incurred interest expense of $2.2 million and $0.6 million, respectively.

Furthermore, as part of the Credit Agreement, we incur a $0.3 million fee per annum, payable annually. The outstanding obligations under the Credit Agreement are payable in full on the maturity date. The Credit Agreement matures in February 2025. We have the right to prepay the loans under the Credit Agreement in whole or in part at any time, subject, in the case of certain mandatory prepayments or any voluntary prepayment of the loans under the Credit Agreement after February 28, 2023, to an exit fee, which right we did not exercise. Our obligations under the Credit Agreement are guaranteed by certain of our material domestic subsidiaries and substantially all of our assets and the assets of such guarantors, in each case, subject to customary exclusion. We are obligated to pay administration fees under the Credit Agreement.

Financial covenants in the Credit Agreement require that we maintain Liquidity (as defined in the Credit Agreement) at or above $25.0 million as of the last calendar day of any month. The Credit Agreement also requires that the outstanding amount as of the last calendar day of any month be less than 50% of our total contract assets - commissions receivables (i.e., both current and non-current commissions receivables). As of March 31, 2023, we were in compliance with our loan covenants.

In the first quarter of 2022, we terminated our credit agreement with RBC, pursuant to which we had an up to $75 million revolving credit facility, in connection with entering into the Credit Agreement. As a result of the termination of our credit agreement with RBC, we wrote-off our remaining related debt issuance cost of $0.4 million in the first quarter of 2022. We had no outstanding borrowings under our agreement with RBC at the time of termination.

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 13 – Income Taxes

The following table summarizes our benefit from income taxes and our effective tax rates for the periods presented below (in thousands, except effective tax rate):

	Three Months Ended March 31,
	2023	2022
Loss before income taxes	$(23,486)	$(40,735)
Benefit from income taxes	(3,608)	(7,993)
Effective tax rate	15.4%	19.6%

For the three months ended March 31, 2023, we recognized a benefit from income taxes of $3.6 million representing an effective tax rate of 15.4% which was lower than the statutory federal tax rate primarily due to stock-based compensation adjustments and non-deductible lobbying expenses, partially offset by research and development credits and state taxes. For the three months ended March 31, 2022, we recognized a benefit from income taxes of $8.0 million representing an effective tax rate of 19.6% which was lower than the statutory federal tax rate primarily due to stock-based compensation adjustments and non-deductible lobbying expenses, partially offset by research and development credits and state taxes.

Assessing the realizability of our deferred tax assets is dependent upon several factors, including the likelihood and amount, if any, of future taxable income in relevant jurisdictions during the periods in which those temporary differences become deductible. We forecast taxable income by considering all available positive and negative evidence, including our history of operating income and losses and our financial plans and estimates that we use to manage the business. These assumptions require significant judgment about future taxable income. As a result, the amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change. We continue to recognize our deferred tax assets as of March 31, 2023, as we believe it is more likely than not that the net deferred tax assets will be realized, with the exception of certain net operating losses and credits that are expected to expire unutilized which have a valuation allowance.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis together with our condensed consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “Annual Report”). This discussion and analysis contains forward-looking statements, which involve risks and uncertainties. As a result of many factors, such as those described under “Cautionary Note Regarding Forward-Looking Statements,” “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report, our actual results may differ materially from those anticipated in these forward-looking statements.

Overview

We are a leading private online health insurance marketplace with a technology and service platform that provides consumer engagement, education and health insurance enrollment solutions. Our mission is to expertly guide consumers through their health insurance enrollment and related options, when, where and how they prefer. Our platform leverages technology to solve a critical problem in a large and growing market by aiding consumers in what has traditionally been a complex, confusing, and opaque health insurance purchasing process. Our omnichannel consumer engagement platform differentiates our offering from other brokers and enables consumers to use our services online, by telephone with a licensed insurance agent, or through a hybrid online assisted interaction that includes live agent chat and co-browsing capabilities. We have created a consumer-centric marketplace that offers consumers a broad choice of insurance products that includes thousands of Medicare Advantage, Medicare Supplement, Medicare Part D prescription drug, individual, family, small business and other ancillary health insurance products from approximately 200 health insurance carriers across all fifty states and the District of Columbia. Our plan recommendation tool curates this broad plan selection by analyzing customer health-related information against plan data for insurance coverage fit. This tool is supported by a unified data platform and is available to our ecommerce customers and our licensed agents. We strive to be the most trusted partner to the consumer in their life's journey through the health insurance market.

Business Update

Beginning in the fourth quarter of 2021, the Company began to execute significant strategic and management changes to transform our business and adapt to the evolving needs of our customers in order to position ourselves for long-term success. In 2022, we purposefully slowed down our enrollment volume and revenue growth as we worked to implement a number of transformation initiatives aimed at increasing the effectiveness of our sales and marketing organizations and further enhancing consumer experience, as well as rationalizing our cost structure. As a result, we entered the first quarter of 2023 on a significantly improved cost foundation compared to the same period prior year.

In the first quarter of 2023, we continued to execute our multi-year transformation plan with an emphasis on enrollment quality, member experience, and engagement built around audience segmentation and targeting, differentiated messaging based on our unique value proposition and gradual scaling of our direct and strategic partner marketing channels as we reduce our reliance on lead aggregators. Over the last several months, we have achieved significant improvement in our conversion rates, member retention and Complaint Tracking Module scores. We plan to continue improving customer experience and conversion rates across our entire omnichannel platform, driven by continued agent and technology enhancements. We continue to leverage our technology leadership, carrier relationships and distribution capabilities to pursue the diversification of our business and revenue base, which will include investing for growth in existing product lines outside of the core Medicare Advantage broker-of-record business, as well as adding new products and services and accessing adjacent markets within the broader health insurance industry.

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

The following table shows approved members by product for the periods presented:

	Three Months Ended March 31,		% Change
	2023	2022
Medicare
Medicare Advantage	60,451	82,431	(27)%
Medicare Supplement	4,585	6,556	(30)%
Medicare Part D	3,846	6,823	(44)%
Total Medicare	68,882	95,810	(28)%
Individual and Family	10,099	9,801	3%
Ancillary	16,656	18,970	(12)%
Small Business	1,939	2,514	(23)%
Total Approved Members	97,576	127,095	(23)%

Three Months Ended March 31, 2023 and 2022 – Total Medicare approved members decreased 28% in the three months ended March 31, 2023 compared to the same period in 2022. This decrease was attributable to a decline in approved members across all Medicare products that we market including Medicare Advantage, Medicare Supplement, and Medicare Part D prescription drug plans. This decline was driven primarily by a decrease in submitted applications as a result of reduced member acquisition spend including marketing and customer care and enrollment compared to the same period prior year as we focused on enrollments with the highest unit margins and de-emphasized unprofitable channels.

Individual and family plan approved members grew 3% in the three months ended March 31, 2023 compared to the same period in 2022 primarily due to a 20% increase in non-qualified health plans from individual coverage health reimbursement arrangement opportunities in 2023.

Ancillary product approved members declined 12% in the three months ended March 31, 2023 compared to the same period in 2022 primarily due to declines in approved members across most ancillary insurance products. Small business group health insurance approved members declined 23% in the three months ended March 31, 2023 compared to the same period in 2022 reflecting the continued shift of our focus away from the sale of small business products.

Estimated Constrained Lifetime Value of Commissions Per Approved Member

The following table shows our estimated constrained LTV of commissions per approved member by product for the periods presented below:

	Three Months Ended March 31,		% Change
	2023	2022
Medicare (1) (2)
Medicare Advantage	$901	$948	(5)%
Medicare Supplement	880	927	(5)%
Medicare Part D	202	213	(5)%
Individual and Family (1)
Non-Qualified Health Plans	400	330	21%
Qualified Health Plans	387	302	28%
Ancillary (1)
Short-term	187	182	3%
Dental	110	104	6%
Vision	70	62	13%
Small Business (1)	233	198	18%
__________

(1)Constrained LTV of commissions per approved member for Medicare, individual and family and ancillary plans represents commissions estimated to be collected over the estimated life of an approved member’s plan after applying constraints in accordance with our revenue recognition policy. Constrained LTV of commissions per approved member for small business represents the estimated commissions we expect to collect from the plan over the following twelve months. The estimate is driven by multiple factors, including but not limited to, contracted commission rates, carrier mix, estimated average plan duration, the regulatory environment, and cancellations of insurance plans offered by health insurance carriers with which we have a relationship and applied constraints. The constraints are applied to help ensure that commissions estimated to be collected over the estimated life of an approved member’s plan are recognized as revenue only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with future commissions receivable from the plan is subsequently resolved. These factors may result in varying values from period to period. For additional information on constrained LTV, see "Critical Accounting Policies and Estimates" in our Annual Report on Form 10-K for the year ended December 31, 2022.

(2)The constraints for all Medicare products remained the same during the three months ended March 31, 2023, as compared to the same period in the prior year.

Medicare

The constrained LTV of commissions per approved member declined by 5% for all Medicare product plans during the three months ended March 31, 2023 compared to the same period in 2022. The decrease was driven primarily by lower retention in all products, partially offset by increased contracted rates and improved quality metrics.

Individual and Family, Ancillary and Small Business

The constrained LTV of commissions per non-qualified health plan approved member increased 21% and qualified health plan approved member increased 28% during the three months ended March 31, 2023 compared to the same period in 2022. The increase was primarily due to more stable retention observations and an increase in estimated average plan duration.

The constrained LTV of commissions per approved member for short-term, dental, vision, and small business insurance plans increased by 3%, 6%, 13% and 18%, respectively, during the three months ended March 31, 2023 compared with the same period in 2022 due to improved retention. The increase for small business was also due to higher commissions per group.

Estimated Membership

Estimated membership represents the estimated number of members active as of the date indicated based on the number of members for whom we have received or applied a commission payment during the period of estimation. The following table shows estimated membership as of the periods presented below:

	As of March 31,		% Change
	2023	2022
Medicare (1)
Medicare Advantage	577,500	585,824	(1)%
Medicare Supplement	94,813	100,006	(5)%
Medicare Part D	212,183	219,801	(3)%
Total Medicare	884,496	905,631	(2)%

Individual and Family (1)	98,983	104,849	(6)%
Ancillary (1)	206,610	229,284	(10)%
Small Business (2)	47,531	47,876	(1)%
Total Estimated Membership	1,237,620	1,287,640	(4)%
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

Health insurance carriers bill and collect insurance premiums paid by our members. The carriers do not report to us the number of members that we have as of a given date. The majority of our members who terminate their policies do so by discontinuing their premium payments to the carrier or notifying the carrier directly and do not inform us of the cancellation. Also, some of our members pay their premiums less frequently than monthly. Given the number of months required to observe non-payment of commissions in order to confirm cancellations, we estimate the number of members who are active on insurance policies as of a specified date.

After we have estimated membership for a period, we may receive information from health insurance carriers that would have impacted the estimate if we had received the information prior to the date of estimation. We may receive commission payments or other information that indicates that a member who was not included in our estimates for a prior period was in fact an active member at that time, or that a member who was included in our estimates was in fact not an active member of ours. For instance, we reconcile information carriers provide to us and may determine that we were not historically paid commissions owed to us, which would cause us to have underestimated membership. Conversely, carriers may require us to return commission payments paid in a prior period due to policy cancellations for members we previously estimated as being active. We do not update our estimated membership numbers reported in previous periods. Instead, we reflect updated information regarding our historical membership in the membership estimate for the current period. If we experience a significant variance in historical membership as compared to our initial estimates, while we keep the prior period data consistent with previously reported amounts, we may provide the updated information in other communications or disclosures. As a result of the delay in our receipt of information from insurance carriers, actual trends in our membership are most discernible over periods longer than from one quarter to the next. As a result of the delay, we experience in receiving information about our membership, it is difficult for us to determine with any certainty the impact of current conditions on our membership retention. Various circumstances could cause the assumptions and estimates that we make in connection with estimating our membership to be inaccurate, which would cause our membership estimates to be inaccurate.

Total Medicare estimated membership as of March 31, 2023 decreased 2% compared to estimated membership as of March 31, 2022 due to a decline across all Medicare products. The overall decline in Medicare estimated membership was primarily due to a decrease in overall Medicare approved applications.

Individual and family plan estimated membership as of March 31, 2023 declined 6% compared to estimated membership as of March 31, 2022 due to a decrease in applications. Ancillary plan estimated membership as of March 31, 2023 declined 10% compared to estimated membership as of March 31, 2022 primarily as a result of the decline in applications across all ancillary plans.

Member Acquisition

Marketing initiatives are an important component of our strategy to increase revenue and are primarily designed to encourage consumers to complete an application for health insurance. Variable marketing costs represent direct costs incurred in member acquisition from our direct, marketing partners and online advertising channels. Variable marketing costs exclude fixed overhead costs, such as personnel related costs, consulting expenses, facilities and other operating costs allocated to the marketing and advertising department. In addition, we incur customer care and enrollment (“CC&E”) expenses in assisting applicants during the enrollment process.

The numerator used to calculate each metric is the portion of the respective operating expenses for marketing and advertising and CC&E that is directly related to member acquisition for our sale of Medicare Advantage, Medicare Supplement and Medicare Part D prescription drug plans (collectively, the “Medicare Plans”) and for all individual and family major medical plans and short-term health insurance plans (collectively, “IFP Plans”), respectively. The denominator used to calculate each metric is based on a derived metric that represents the relative value of the new members acquired. For Medicare Plans, we call this derived metric Medicare Advantage (“MA”)-equivalent approved members, and for IFP Plans, we call this derived metric IFP-equivalent approved members. The calculations for MA-equivalent approved members and for IFP-equivalent approved members are based on the weighted number of approved members for Medicare Plans and IFP Plans during the period, with the number of approved members adjusted based on the relative LTV of the product they are purchasing. Since the LTV for any product fluctuates from period to period, the weight given to each product was determined based on their relative LTVs at the time of our adoption of ASC 606.

The following table shows the variable marketing cost per approved member and the CC&E expense per approved member metrics for the periods presented below:

	Three Months Ended March 31,		% Change
	2023	2022
Medicare
CC&E cost per MA-equivalent approved member (1)	$375	$441	(15)%
Variable marketing cost per MA-equivalent approved member (1)	396	545	(27)%
Total acquisition cost per MA-equivalent approved member	$771	$986	(22)%
Individual and Family Plan
CC&E cost per IFP-equivalent approved member (2)	$121	$88	38%
Variable marketing cost per IFP-equivalent approved member (2)	40	49	(18)%
Total acquisition cost per IFP-equivalent approved member	$161	$137	18%
__________________
(1)MA-equivalent approved members is a derived metric with a Medicare Part D approved member being weighted at 25% of a Medicare Advantage member and a Medicare Supplement member based on their relative LTVs at the time of our adoption of ASC 606. We calculate the number of MA-equivalent approved members by adding the total number of approved Medicare Advantage and Medicare Supplement members and 25% of the total number of approved Medicare Part D members during the periods presented.
(2)IFP-equivalent approved members is a derived metric with a short-term approved member being weighted at 33% of a major medical individual and family health insurance plan member based on their relative LTVs at the time of our adoption of ASC 606. We calculate the number of IFP-equivalent approved members by adding the total number of approved qualified and non-qualified health plan members and 33% of the total number of short-term approved members during the periods presented.

CC&E cost per MA-equivalent approved member decreased 15% in the three months ended March 31, 2023 compared to the same period in 2022. Variable marketing cost per MA-equivalent approved member decreased 27% compared to the same period in 2022. These decreases were primarily attributable to improvements to our sales and marketing operations and our cost reduction initiatives, which began subsequent to the first quarter of 2022. These optimizations have enabled improved agent performance at a lower cost resulting in higher lead conversion rates.

CC&E cost per IFP-equivalent approved member increased 38% in the three months ended March 31, 2023 compared to the same period in 2022 primarily due to our increased investment in individual coverage health reimbursement arrangements and state exchange opportunities. Variable marketing cost per IFP-equivalent approved member decreased 18% in the three months ended March 31, 2023 compared to the same period in 2022 primarily due to lower marketing spend as part of our cost reduction initiatives.

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

•Revenue Recognition and contract assets - commissions receivable;
•Stock-Based Compensation; and
•Accounting for Income Taxes.

There have been no changes to our critical accounting policies and estimates described in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 1, 2023, that have had a significant impact on our condensed consolidated financial statements and related notes. Please refer to Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022, for a complete discussion of our other critical accounting policies and estimates.

Results of Operations

The following table sets forth our operating results and related percentage of total revenue for the periods presented (dollars in thousands):

	Three Months Ended March 31,
	2023		2022
Revenue
Commission	$68,003	92%	$93,850	89%
Other	5,720	8%	11,400	11%
Total revenue	73,723	100%	105,250	100%
Operating costs and expenses (1)
Cost of revenue	215	—%	(127)	—%
Marketing and advertising	32,899	45%	58,454	56%
Customer care and enrollment	26,957	37%	42,164	40%
Technology and content	15,544	21%	19,663	19%
General and administrative	21,002	28%	19,987	19%
Impairment, restructuring and other charges	—	—%	4,823	5%
Total operating costs and expenses	96,617	131%	144,964	138%
Loss from operations	(22,894)	(31)%	(39,714)	(38)%
Other expense, net	(592)	(1)%	(1,021)	(1)%
Loss before income taxes	(23,486)	(32)%	(40,735)	(39)%
Benefit from income taxes	(3,608)	(5)%	(7,993)	(8)%
Net loss	$(19,878)	(27)%	$(32,742)	(31)%
____________

(1)Operating costs and expenses include the following amounts of stock-based compensation expense (in thousands):

	Three Months Ended March 31,
	2023	2022
Marketing and advertising	$455	$313
Customer care and enrollment	605	454
Technology and content	905	1,850
General and administrative	3,029	2,668
Total stock-based compensation expense	$4,994	$5,285

Revenue

Our commission revenue, other revenue and total revenue are summarized as follows (dollars in thousands):

	Three Months Ended March 31,		Change
	2023	2022	$	%
Commission	$68,003	$93,850	$(25,847)	(28)%
% of total revenue	92%	89%
Other	5,720	11,400	(5,680)	(50)%
% of total revenue	8%	11%
Total revenue	$73,723	$105,250	$(31,527)	(30)%

Three Months Ended March 31, 2023 and 2022 – Commission revenue decreased $25.8 million, or 28%, during the three months ended March 31, 2023 compared to the same period in 2022 due to a $27.7 million, or 33%, decrease in commission revenue from the Medicare segment, partially offset by a $1.8 million, or 19%, increase in Individual, Family and Small Business segment commission revenue.

The decrease in commission revenue from the Medicare segment was driven by a 28% decline in overall Medicare plan approved members, specifically a 27% decline in Medicare Advantage plan approved members compared to the same period in 2022. The increase in commission revenue from the Individual, Family and Small Business segment was primarily driven by an increase in lifetime values, a 3% increase in individual and family plan approved members and $1.5 million in net adjustment revenue from prior period enrollments for the three months ended March 31, 2023 compared to $0.4 million for the same period in 2022, partially offset by a 12% decline in ancillary product approved members. See Summary of Selected Metrics above and Segment Information below for further discussion.

Other revenue decreased $5.7 million, or 50%, during the three months ended March 31, 2023 compared to the same period in 2022 due to a decrease in advertising revenue.

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

Our cost of revenue is summarized as follows (dollars in thousands):

	Three Months Ended March 31,		Change
	2023	2022	$	%
Cost of revenue	$215	$(127)	$342	269%
% of total revenue	—%	—%

Three Months Ended March 31, 2023 and 2022 – Cost of revenue increased by $0.3 million during the three months ended March 31, 2023, compared to the same period in 2022, primarily due to increased activity from our revenue sharing arrangements.

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

Some of our marketing partners have tiered arrangements where the amount we pay the marketing partner per submitted application increases as the volume of submitted applications we receive from the marketing partner increases. We recognize these expenditures in the period when a marketing partner's referral results in the submission of a health insurance application. We recognize expenses associated with our online advertising member acquisition channels in the period in which the consumer clicks on the advertisement. Increases in submitted applications resulting from marketing partner referrals or visitors to our website from our online advertising channel has in the past, and could in the future, result in marketing and advertising expenses significantly higher than our expectations.

Our marketing and advertising expenses are summarized as follows (dollars in thousands):

	Three Months Ended March 31,		Change
	2023	2022	$	%
Marketing and advertising	$32,899	$58,454	$(25,555)	(44)%
% of total revenue	45%	56%

Three Months Ended March 31, 2023 and 2022 – Marketing and advertising expenses decreased $25.6 million, or 44%, during the three months ended March 31, 2023 compared to the same period in 2022, primarily driven by a $23.5 million decrease in variable advertising costs, a $1.1 million decrease in personnel and compensation costs and a $0.7 million decrease in consulting expenses. The decrease in variable advertising costs was due to a decrease in our advertising expense amongst all of our channels primarily as a result of more targeted deployment of our marketing budget.

Customer Care and Enrollment

Customer care and enrollment expenses primarily consist of compensation, benefits and licensing costs for personnel engaged in assistance to applicants who call our customer care center and for enrollment personnel who assist applicants during the enrollment process.

Our customer care and enrollment expenses are summarized as follows (dollars in thousands):

	Three Months Ended March 31,		Change
	2023	2022	$	%
Customer care and enrollment	$26,957	$42,164	$(15,207)	(36)%
% of total revenue	37%	40%

Three Months Ended March 31, 2023 and 2022 – Customer care and enrollment expenses decreased $15.2 million, or 36%, during the three months ended March 31, 2023 compared to the same period in 2022, primarily due to a $13.6 million decrease in personnel costs from lower headcount, a $0.7 million decrease in facilities and other expenses, a $0.5 million decrease in licensing costs and a $0.2 million decrease in consulting expenses.

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

Our technology and content expenses are summarized as follows (dollars in thousands):

	Three Months Ended March 31,		Change
	2023	2022	$	%
Technology and content	$15,544	$19,663	$(4,119)	(21)%
% of total revenue	21%	19%

Three Months Ended March 31, 2023 and 2022 – Technology and content expenses decreased $4.1 million, or 21%, during the three months ended March 31, 2023 compared to the same period in 2022 primarily driven by a $3.7 million decrease in personnel and compensation costs due to lower headcount, a $0.9 million decrease in stock-based compensation expense and a $0.5 million decrease in consulting costs, partially offset by increases of $0.8 million in amortization of internally developed software and $0.4 million in facilities and other expenses.

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

Our general and administrative expenses are summarized as follows (dollars in thousands):

	Three Months Ended March 31,		Change
	2023	2022	$	%
General and administrative	$21,002	$19,987	$1,015	5%
% of total revenue	28%	19%

Three Months Ended March 31, 2023 and 2022 – General and administrative expenses increased $1.0 million, or 5%, during the three months ended March 31, 2023 compared to the same period in 2022, primarily driven by increases of $1.5 million in personnel costs and $0.4 million in stock-based compensation expense, partially offset by decreases of $0.4 million in professional fees and $0.2 million in facilities and other expenses.

Impairment, Restructuring and Other Charges

Our impairment, restructuring and other charges consist primarily of severance, transition and other related costs and impairment charges. Our impairment, restructuring and other charges are summarized as follows (dollars in thousands):

	Three Months Ended March 31,		Change
	2023	2022	$	%
Impairment, restructuring and other charges	$—	$4,823	$(4,823)	(100)%
% of total revenue	—%	5%

Three Months Ended March 31, 2023 and 2022 – We incurred no impairment, restructuring and other charges for the three months ended March 31, 2023 compared to $4.8 million of restructuring and reorganization charges for the three months ended March 31, 2022. These charges primarily consisted of severance and other personnel related costs related to a reduction in force.

Other Expense, Net

Other expense, net, primarily consisted of interest expense and fees related to our Credit Agreement, partially offset by interest income and margin earned on commissions received from Medicare plan members transferred to us in 2010 through 2012 by a broker partner.

Our other expense, net is summarized as follows (dollars in thousands):

	Three Months Ended March 31,		Change
	2023	2022	$	%
Other expense, net	$(592)	$(1,021)	$429	42%
% of total revenue	(1)%	(1)%

Three Months Ended March 31, 2023 and 2022 – Other expense, net was $0.6 million during the three months ended March 31, 2023, compared to $1.0 million during the three months ended March 31, 2022. The change was primarily due to an increase of $1.8 million in interest income, partially offset by an increase of $1.5 million of interest expense related to the Credit Agreement entered into during the first quarter of 2022.

Benefit from Income Taxes

Our benefit from income taxes is summarized as follows (dollars in thousands):

	Three Months Ended March 31,		Change
	2023	2022	$	%
Benefit from income taxes	$(3,608)	$(7,993)	$4,385	55%
Effective tax rate	15.4%	19.6%

Three Months Ended March 31, 2023 and 2022 – Our effective tax rate of 15.4% for the three months ended March 31, 2023 was lower than our 19.6% effective tax rate for the three months ended March 31, 2022 primarily due to fluctuations in stock-based compensation adjustments. Our effective tax rate for the three months ended March 31, 2023 was lower than the statutory federal tax rate due primarily to stock-based compensation adjustments and non-deductible lobbying expenses, partially offset by research and development credits and state taxes.

Segment Information

We report segment information based on how our chief executive officer, who is our chief operating decision maker ("CODM"), regularly reviews our operating results, allocates resources and makes decisions regarding our business operations. The performance measures of our segments include revenue and segment profit (loss). Our business structure is comprised of two operating segments:

•Medicare; and
•Individual, Family and Small Business.

Our CODM does not separately evaluate assets by segment, with the exception of commissions receivable, and therefore assets by segment are not presented.

The Medicare segment consists primarily of amounts earned from our sale of Medicare-related health insurance plans, including Medicare Advantage, Medicare Supplement and Medicare Part D prescription drug plans, and to a lesser extent, amounts earned from our sale of ancillary products sold to our Medicare-eligible customers, including but not limited to, dental and vision plans, as well as amounts we are paid in connection with our advertising program that allows Medicare-related carriers to purchase advertising on a separate website developed, hosted and maintained by us and to purchase other services such as marketing and advertising services, as well as our delivery and sale to third parties of Medicare-related health insurance leads generated by our ecommerce platforms and our marketing activities.

The Individual, Family and Small Business segment consists primarily of amounts earned from our sale of individual, family and small business health insurance plans, including both qualified and non-qualified plans, and ancillary products sold to our non-Medicare-eligible customers, including but not limited to, dental, vision, and short-term insurance. To a lesser extent, the Individual, Family and Small Business segment consists of amounts earned from our online sponsorship program that allows carriers to purchase advertising space in specific markets in a sponsorship area on our website, our licensing to third parties for the use of our health insurance ecommerce technology, and our delivery and sale to third parties of individual and family health insurance plan leads generated by our ecommerce platforms and our marketing activities.

Marketing and advertising, customer care and enrollment, technology and content and general and administrative operating expenses that are directly attributable to a segment are reported within the applicable segment. Indirect marketing and advertising, customer care and enrollment, and technology and content operating expenses are allocated to each segment based on usage. Corporate consists of other indirect general and administrative operating expenses, excluding stock-based compensation expense, depreciation and amortization, which are managed in a corporate shared services environment and, since they are not the responsibility of segment operating management, are not allocated to the reportable segments and instead are reported within Corporate.

Segment profit (loss) is calculated as total revenue for the applicable segment less direct and indirect allocated marketing and advertising, customer care and enrollment, technology and content and general and administrative operating expenses, excluding stock-based compensation expense, depreciation and amortization, and impairment, restructuring and other charges.

Our operating segment revenue and segment profit (loss) are summarized as follows (in thousands):

	Three Months Ended March 31,		Change
	2023	2022	$	%
Revenue
Medicare	$61,834	$95,067	$(33,233)	(35)%
Individual, Family and Small Business	11,889	10,183	1,706	17%
Total revenue	$73,723	$105,250	$(31,527)	(30)%

Segment profit (loss)
Medicare	$(3,373)	$(14,817)	$11,444	77%
Individual, Family and Small Business	7,413	5,254	2,159	41%
Segment loss	4,040	(9,563)	13,603	142%
Corporate	(16,695)	(15,265)	(1,430)	(9)%
Stock-based compensation expense	(4,994)	(5,285)	291	6%
Depreciation and amortization	(5,245)	(4,778)	(467)	(10)%
Impairment, restructuring and other charges	—	(4,823)	4,823	100%
Other expense, net	(592)	(1,021)	429	42%
Loss before income taxes	$(23,486)	$(40,735)	$17,249	42%

Revenue

Three Months Ended March 31, 2023 and 2022 – Revenue from our Medicare segment declined $33.2 million, or 35%, during the three months ended March 31, 2023 compared to the same period in 2022, primarily attributable to a $27.7 million decrease in commission revenue. The decrease in Medicare segment commission revenue is primarily due to a $24.0 million decrease in Medicare Advantage plan related commission revenue, as a result of a 27% decline in Medicare Advantage plan approved members compared to the same period prior year as we execute on our transformation initiatives to optimize customer acquisition spend and ultimately grow profitability.

Revenue from our Individual, Family and Small Business segment grew $1.7 million, or 17%, during the three months ended March 31, 2023 compared to the same period in 2022, primarily attributable to a $1.8 million increase in commission revenue driven by a 3% increase in individual and family plan approved members and $1.5 million in net adjustment revenue from prior period enrollments for the three months ended March 31, 2023 compared to $0.4 million for the same period in 2022, partially offset by a 12% decline in ancillary product approved members.

Segment Profit (Loss)

Three Months Ended March 31, 2023 and 2022 – Our Medicare segment loss was $3.4 million during the three months ended March 31, 2023, an improvement of $11.4 million, or 77%, compared to segment loss of $14.8 million for the same period in 2022. This was primarily due to a $44.7 million decrease in operating expenses, excluding stock-based compensation expense, depreciation and amortization, impairment, restructuring and other charges, and other expense, net, partially offset by a $33.2 million decrease in revenue. The decrease in operating expenses was mostly attributable to impacts from our transformation initiatives which began in the second quarter of 2022.

Our Individual, Family and Small Business segment profit was $7.4 million during the three months ended March 31, 2023, an increase of $2.2 million, or 41%, compared to segment profit of $5.3 million for the same period in 2022. The increase was primarily driven by a $1.7 million increase in revenue.

Liquidity and Capital Resources

Material Cash Requirements

Our material cash requirements include our operating leases and service and licensing obligations. See Note 10 – Leases in our Notes to Condensed Consolidated Financial Statements for details of our operating lease obligations. We have entered into service and licensing agreements with third party vendors to provide various services, including network access, equipment maintenance and software licensing. The terms of these services and licensing agreements are generally up to three years. We record the related service and licensing expenses on a straight-line basis, although actual cash payment obligations under certain of these agreements fluctuate over the terms of the agreements. See Note 8 – Commitments and Contingencies in our Notes to Condensed Consolidated Financial Statements.

Short-term obligations were $8.4 million for leases and $8.2 million for service and licensing as of March 31, 2023. Long-term obligations were $37.3 million for leases and $1.4 million for service and licensing as of March 31, 2023. We expect to fund these obligations through our existing cash and cash equivalents and cash generated from operations.

Our future capital requirements will depend on many factors, including our enrollment volume, membership, retention rates, telesales conversion rates, and our level of investment in technology and content, marketing and advertising, customer care and enrollment, and other initiatives. In addition, our cash position could be impacted by the level of investments we make to pursue our strategy. To the extent that available funds are insufficient to fund our future activities or to execute our financial strategy, we may raise additional capital through bank debt, or public or private equity or debt financing to the extent such funding sources are available. We have implemented a multi-year transformation plan to right-size our cost structure and drive future profitability. This plan has incorporated different operational and cost savings initiatives, including a reduction in vendor-related spend outside of mission critical areas, a reduction of our real-estate footprint as we decided to become a remote first workplace in 2022, and a targeted workforce reduction implemented during 2022. These reductions could adversely impact the growth of membership and revenue.

We believe our current cash and cash equivalents, including the proceeds from the term loan we obtained on February 28, 2022 under our credit agreement with Blue Torch Finance, LLC and expected cash collections will be sufficient to fund our operations for at least 12 months after the filing date of this Quarterly Report on Form 10-Q.

Our cash, cash equivalents, and short-term marketable securities are summarized as follows (in thousands):

	March 31, 2023	December 31, 2022
Cash and cash equivalents	$180,633	$144,401
Short-term marketable securities	22,059	—
Total cash, cash equivalents, and short-term marketable securities	$202,692	$144,401

Cash equivalents, which are comprised of financial instruments with an original maturity of 90 days or less from the date of purchase, primarily consist of money market funds and commercial paper. We also maintained $3.2 million in restricted cash as of March 31, 2023 and December 31, 2022.

Our cash flows for the three months ended March 31, 2023 are summarized as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Net cash provided by operating activities	$60,803	$47,112
Net cash provided by (used in) investing activities	(24,240)	26,121
Net cash provided by (used in) financing activities	(439)	65,373

Operating Activities

Net cash provided by operating activities primarily consists of net loss, adjusted for certain non-cash items, including, deferred income taxes, stock-based compensation expense, depreciation and amortization, amortization of internally developed software, other non-cash items, and the effect of changes in working capital and other activities.

Collection of commissions receivable depends upon the timing of our receipt of commission payments and associated commission reports from health insurance carriers. If we were to experience a delay in receiving a commission payment from a significant health insurance carrier within a quarter, our operating cash flows for that quarter could be adversely impacted.

While we recognize constrained LTV as revenue at the time applications are approved, our collection of the cash commissions resulting from approved applications generally occurs over a number of years. The expense associated with approved applications, however, is generally incurred at the time of enrollment. As a result, the net cash flow resulting from approved applications is generally negative in the period of revenue recognition and becomes positive over the lifetime of the member. In periods of membership growth, cash receipts associated with new and continuing members may be less than the cash outlays to acquire new members.

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

Three Months Ended March 31, 2023 – Net cash provided by operating activities was $60.8 million during the three months ended March 31, 2023, primarily driven by changes in net operating assets and liabilities of $74.0 million and adjustments for non-cash items of $6.7 million, partially offset by a net loss of $19.9 million. Adjustments for non-cash items primarily consisted of $5.0 million of stock-based compensation expense and $4.6 million of amortization of internally developed software, partially offset by a $3.6 million decrease due to the change in deferred income taxes. Cash provided by changes in net operating assets and liabilities during the three months ended March 31, 2023 primarily consisted of decreases of $82.5 million in contract assets – commissions receivable and $1.6 million in accounts receivable and increases of $7.2 million in accrued compensation and related expenses, partly offset by decreases of $15.0 million in accrued marketing expenses and $1.5 million in accounts payable.

Three Months Ended March 31, 2022 – Net cash provided by operating activities was $47.1 million during the three months ended March 31, 2022, primarily driven by changes in net operating assets and liabilities of $77.6 million and adjustments for non-cash items of $2.2 million, partially offset by a net loss of $32.7 million. Adjustments for non-cash items primarily consisted of $5.3 million of stock-based compensation expense and $3.8 million of amortization of internally developed software, partially offset by an $8.0 million decrease due to the change in deferred income taxes. Cash provided by changes in net operating assets and liabilities during the three months ended March 31, 2022 primarily consisted of decreases of $77.1 million in contract assets – commissions receivable and $12.4 million in prepaid expenses and other current assets, and increases of $4.8 million in accrued expenses and other liabilities, partly offset by decreases of $16.8 million in accrued marketing expenses and $5.5 million in accounts payable.

Investing Activities

Our investing activities primarily consist of purchases and redemption of marketable securities, purchases of computer hardware and software to enhance our website and customer care operations, and capitalized internal-use software.

Three Months Ended March 31, 2023 – Net cash used in investing activities of $24.2 million for the three months ended March 31, 2023 mainly consisted of $22.0 million used to purchase marketable securities and $2.2 million in capitalized internal-use software and website development costs.

Three Months Ended March 31, 2022 – Net cash provided by investing activities of $26.1 million for the three months ended March 31, 2022 mainly consisted of $34.3 million of proceeds from the maturities and redemptions of marketable securities, partially offset by $4.2 million in capitalized internal-use software and website development costs and $3.9 million used to purchase marketable securities.

Financing Activities

Three Months Ended March 31, 2023 – Net cash used in financing activities of $0.4 million for the three months ended March 31, 2023 was primarily due to $0.4 million in repurchases of shares to satisfy employee tax withholding obligations.

Three Months Ended March 31, 2022 – Net cash provided by financing activities of $65.4 million for the three months ended March 31, 2022 was primarily due to $64.9 million of net proceeds from debt financing and $1.1 million of net proceeds from the exercise of common stock options, partially offset by $0.5 million in repurchases of shares to satisfy employee tax withholding obligations.

Convertible Preferred Stock

On April 30, 2021 (the “Closing Date”), we issued and sold 2,250,000 shares of our newly designated Series A convertible preferred stock (“Series A preferred stock”) at an aggregate purchase price of $225.0 million to

Echelon Health SPV, LP ("H.I.G."), at a price of $100 (the “Stated Value” per share of Series A preferred stock) per share (the "Private Placement"). We received $214.0 million net proceeds from the Private Placement with H.I.G., which are net of sales commissions and certain transaction fees.

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

Beginning on April 30, 2027, which is the sixth anniversary of the Closing Date, each holder of Series A preferred stock will have the right to require us to redeem all or any portion of the Series A preferred stock for cash at a price calculated as set forth in the certificate of designations. In addition, upon certain change of control events, holders of Series A preferred stock can require us, subject to certain exceptions, to repurchase any or all of their Series A preferred stock. See Note 6 — Convertible Preferred Stock in our Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information.

Term Loan Credit Agreement

We entered into a Credit Agreement with Blue Torch Finance LLC, as administrative agent and collateral agent, and the other lenders party thereto in February 2022 (the "Original Credit Agreement") and entered into an amendment (the "Amendment") to the Original Credit Agreement in August 2022 (as amended by the Amendment, the "Credit Agreement"). The Credit Agreement provides for a $70.0 million secured term loan credit facility, which term loans were made available to us on February 28, 2022. We terminated our credit agreement with Royal Bank of Canada ("RBC"), pursuant to which we had an up to $75.0 million revolving credit facility in connection with our receiving the loan under the Term Loan Credit Agreement. The Amendment replaced the LIBOR-based Adjusted Eurocurrency Rate (as defined in the Original Credit Agreement) with Adjusted Term SOFR (as defined in the Amendment) as a reference rate for loans under the Credit Agreement

The proceeds of the loans under the Credit Agreement may be used for working capital and general corporate purposes, to refinance our credit agreement with RBC and to pay fees and expenses in connection with the entry into the Credit Agreement. The Original Credit Agreement bore interest, at our option, at either a rate based on the London Interbank Offered Rate ("LIBOR") for the applicable interest period or a base rate, in each case plus a margin. The base rate was the highest of the prime rate, the federal funds rate plus 0.50% and one month adjusted LIBOR plus 1.00%. The margin was 7.50% for LIBOR loans and 6.50% for base rate loans. After the Amendment, the loans under the Credit Agreement bear interest, at our option, at either a rate based on the Adjusted Term SOFR or a base rate, in each case plus a margin. The base rate is the highest of the prime rate, the federal funds rate plus 0.50% and three-month Adjusted Term SOFR plus 1.00%. The margin is 7.50% for Adjusted Term SOFR loans and 6.50% for base rate loans.

Furthermore, as part of the Credit Agreement, we incur a $0.3 million fee per annum, payable annually. The outstanding obligations under the Credit Agreement are payable in full on the maturity date. The Credit Agreement matures in February of 2025. We have the right to prepay the loans under the Credit Agreement in whole or in part at any time, subject, in the case of certain mandatory prepayments or any voluntary prepayment of the loans under the Credit Agreement after February 28, 2023, to an exit fee, which right we did not exercise. Our obligations under the Credit Agreement are guaranteed by certain of our material domestic subsidiaries and substantially all of our assets and the assets of such guarantors, in each case, subject to customary exclusions. We are obligated to pay administration fees in connection with the Credit Agreement.

As of March 31, 2023, we had $66.5 million outstanding principal amount under our Credit Agreement, net of closing costs. See Note 12 – Debt of Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information regarding the Credit Agreement.

Seasonality

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Credit and Interest Rate Risk

Our financial instruments that are exposed to concentrations of credit risk principally consist of cash and cash equivalents, marketable securities, accounts receivable, and contract assets – commissions receivable.

Our cash, cash equivalents, short-term marketable securities, and restricted cash are summarized as follows (in thousands):

	March 31, 2023	December 31, 2022
Cash and cash equivalents (1) (2)	$180,633	$144,401
Short-term marketable securities (2)	22,059	—
Restricted cash	3,239	3,239
Total cash, cash equivalents, short-term marketable securities, and restricted cash	$205,931	$147,640
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

Our portfolio of available-for-sale debt securities is exposed to credit and interest rate risk. As of March 31, 2023, we invested $22.1 million in marketable securities primarily consisting of commercial paper with credit ratings of A or equivalent by S&P Rating and Moody's Investor Services. The maturities of these securities were less than one year. See Note 4 – Fair Value Measurements in our Notes to Condensed Consolidated Financial Statements for further discussion on our available-for-sale debt securities.

As of March 31, 2023, our net contract assets – commissions receivable balance was $802.0 million. Our contracts with carriers expose us to credit risk that a financial loss could be incurred if the counterparty does not fulfill its financial obligation. While we are exposed to credit losses due to the non-performance of our counterparties, we consider the risk of this remote. We estimate our maximum credit risk in determining the contract assets – commissions receivable balance recognized on the balance sheet. We had allowances for credit losses of $2.2 million and $2.4 million as of March 31, 2023 and December 31, 2022, respectively.

Our total contract assets and accounts receivable are summarized as follows (in thousands):

	March 31, 2023	December 31, 2022
Contract assets – commissions receivable – current	$205,679	$242,749
Contract assets – commissions receivable – non-current	596,354	641,555
Accounts receivable	1,027	2,633
Total contract assets and accounts receivable	$803,060	$886,937

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

Changes in Internal Control over Financial Reporting

During the first quarter of fiscal 2023, the Company adopted a new enterprise resource planning (“ERP”) system, which replaced our existing financial system and is designed to enhance operational functionality and efficiency and provide timely information to the Company’s management team related to the operation of the business. In connection with the implementation process, we have made certain modifications to our internal processes to better align with the new ERP system. We do not believe these changes to the ERP systems that occurred during the three months ended March 31, 2023 have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. While we believe this new system will strengthen our internal controls, given the inherent risks associated with implementing any new system, we will continue to evaluate the adequacy and effectiveness of current internal controls over financial reporting.

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

The market for selling health insurance plans is characterized by intense competition, and we face challenges associated with evolving distribution models, industry and regulatory standards, customer price sensitivity and macro-economic conditions. To remain competitive against our current and future competitors, we need to continue to enhance the online health insurance shopping experience and functionalities of our website and customer care operations that our current and future customers may use to purchase health insurance products from us. We also need to work with the health insurance carriers to be able to offer a variety of quality health insurance plans on our platform from which our customers may choose. We will also need to market our services effectively and drive a substantial number of consumers interested in purchasing health insurance to our website and customer care centers during the relevant enrollment periods in a cost-effective manner.

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

Our revenue has been concentrated in a small number of health insurance carriers and we expect that a small number of health insurance carriers will continue to account for a significant portion of our revenue for the foreseeable future. For example, Humana, UnitedHealthcare, Aetna and Centene accounted for 24%, 22%, 6% and 2%, respectively, of our total revenue for the three months ended March 31, 2023, and accounted for 27%, 15%, 11% and 14%, respectively, of our total revenue for the three months ended March 31, 2022. As discussed elsewhere in this Risk Factors section, our contractual relationships with health insurance carriers are typically non-exclusive and terminable on short notice by either party for any reason. In particular, given the concentration of our Medicare plan sales in a small number of carriers, if we lose a relationship with a health insurance carrier to market their Medicare plans, even temporarily, or if the health insurance carrier loses its Medicare product membership, our business, operating results and financial condition would be harmed.
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

Our success is dependent upon the performance of our senior management and our ability to attract and retain qualified personnel for all areas of our organization. We may not be successful in attracting and retaining personnel on a timely basis, on competitive terms or at all. If we are unable to attract and retain the necessary personnel, our business would be harmed. Our executive officers and employees can terminate their employment at any time, and the loss of these individuals could harm our business, especially if we are not successful in developing adequate succession plans. In recent years, we have appointed several new executive officers across multiple functions, and we may have additional changes in the future. For example, in 2022, we appointed a new chief operating officer and chief transformation officer, a new chief financial officer and a new general counsel. We also appointed a new chief accounting officer, a new chief marketing officer and a new chief people officer. In the first quarter of 2023, we also appointed a new chief digital officer. The transition and the departure of members of our senior management could result in additional attrition in our senior management and key personnel, and any significant change in leadership over a short period of time could harm our business, operating results and financial condition.

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

Our omnichannel consumer engagement platform enables customers to discover, compare and purchase a health insurance plan using our proprietary online search engine as well as receive assistance of a licensed insurance agent, by telephone, online chat or through a hybrid online assisted interaction such as co-browsing. Our customer care center operations are critical to our success and dependent on our ability to recruit, hire, train and effectively manage our licensed health insurance agents and other employees. In order to sell Medicare-related health insurance plans, our health insurance agent employees must be licensed by the states in which they are selling plans and certified and appointed with the health insurance carrier that offers the plans in each applicable state. We depend upon our employees, state departments of insurance, government exchanges and health insurance carriers for the licensing, certification and appointment of our health insurance agents. We may experience difficulties hiring a sufficient number of licensed agents and retaining existing licensed agents during the year and especially for the Medicare annual enrollment period. If we are not successful in these regards, our ability to sell Medicare-related health insurance plans will be impaired during the Medicare annual enrollment period, which would harm our business, operating results and financial condition.

Even if we are successful in hiring licensed health insurance agents, our success depends on the productivity of these health insurance agents. Failure to retain, train and ensure the productivity of our health insurance agents could result in lower-than-expected sold plans, conversion rates and revenue, higher costs of acquisition per member and higher plan termination rates, any of which could harm our business, operating results and financial condition. If our health insurance agents do not perform to the standards we expect of them or if we do not generate sufficient call volumes for our health insurance agents to remain productive, our sold plan volume, conversion and retention rates could be negatively impacted, and our business, operating results and financial condition would be harmed. If investments we make in our call center operations do not result in the returns we expected when making those investments, we could acquire fewer members, suffer a reduction in our membership, and our business, operating results and financial condition would be harmed.

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

A number of factors have influenced, and could in the future influence, these conversion rates for any given period, some of which are outside of our control. These factors include, but are not limited to:

•changes in consumer shopping behavior due to circumstances outside of our control, such as economic conditions, inflation, public health crises or illnesses, consumers’ ability or willingness to pay for health insurance, adverse events or perceptions affecting the U.S. or international financial systems, adverse weather conditions or natural disasters, unemployment rates, availability of unemployment benefits or proposed or enacted legislative or regulatory changes impacting our business, including health care reform;
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

If commission reports we receive from carriers are inaccurate or not sent to us in a timely manner, our business and operating results could be harmed, and we may not recognize trends in our membership.

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

Given the number of months required to observe non-payment of commissions in order to confirm cancellations, we estimate the number of members who are active on health insurance plans as of a specified date. After we have estimated membership for a period, we may receive information from health insurance carriers that would have impacted the estimate if we had received the information prior to the date of estimation. We may receive commission payments or other information that indicates that a member who was not included in our estimates for a prior period was in fact an active member at that time, or that a member who was included in our estimates was in fact not an active member of ours. As a result of the Medicare annual enrollment and other open enrollment periods, we may not receive information from our carriers on as timely a basis due to the significant increase in health insurance transaction volume and for other reasons, which could impair the accuracy of our membership estimates. For these and other reasons, including if current trends in membership cancellation are inconsistent with past cancellation trends that we use to estimate our membership or if carriers subsequently report changes to the commission payments that they previously reported to us, our actual membership could be different from our estimates, perhaps materially. If our actual membership is different from our estimates, the constrained LTV component of our revenue recognition could also be inaccurate, including as a result of an inaccurate estimate of the average amount of time our members maintain their health insurance plans. As a result of the delay, we experience in receiving information about our membership, it is difficult for us to determine with any certainty the impact of current conditions on our membership retention. Various circumstances, including market-related factors such as changes in timing of enrollment periods, the ability of enrollees to change their health plan outside of the Medicare annual enrollment period, the source of referrals, their enrollment experience and other factors specific to our business, could cause the assumptions and estimates that we make in connection with estimating our membership and constrained LTV to be inaccurate, which would harm our business, operating results and financial condition.

Our operations in China involve many risks that could increase expenses, expose us to increased liability and adversely affect our business, operating results and financial condition.

A portion of our operations is conducted by our subsidiary in China. Among other things, we use employees in China to maintain and update our ecommerce platform and perform certain tasks within our finance and customer care and enrollment functions. We rely on third-party vendors to communicate with our subsidiary in China. Our business would be harmed if our ability to communicate via these vendors with these employees failed, and we were prevented from promptly updating our software or implementing other changes to our database and systems, among other things. From time to time we receive inquiries from health insurance carriers relating to our operations in China and the security measures we have implemented to protect data that our employees in China may be able to access. As a part of these inquiries, we have implemented additional security measures relating to our operations in China but may be required to implement further security measures to continue aspects of our operations in China. We may also be required to bring aspects of our operations in China back to the United States, which could be time-consuming and expensive and harm our operating results and financial condition. Health insurance carriers may also terminate our relationship due to concerns surrounding protection of data that our employees in China are able to access, which would harm our business, operating results and financial condition.

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

Our self-insurance programs may expose us to significant and unexpected costs and losses.

To help control our overall long-term costs associated with employee health benefits, we began maintaining U.S. employee health insurance coverage on a self-insured basis in the first quarter of 2023. To limit our exposure, we have third party stop-loss insurance coverage which sets a limit on our liability for both individual and aggregate claim costs. We record a liability for our estimated cost of U.S. claims incurred and unpaid as of each balance sheet date. Our estimated liability is based on assumptions we believe to be reasonable under the current circumstances and will be adjusted as warranted based on changing circumstances. It is possible, however, that our actual liabilities may exceed our estimates of losses. We may also experience an unexpectedly large number of claims that result in costs or liabilities in excess of our projections, which could cause us to record additional expenses. Our self-insurance reserves could prove to be inadequate, resulting in liabilities in excess of our available insurance and self-insurance. If a successful claim is made against us and is not covered by our insurance or exceeds our policy limits, our business may be negatively and materially impacted. These fluctuations could have a material adverse effect on our business, operating results and financial condition.

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

Health insurance carriers whose Medicare plans we sell approve our websites, our call center scripts and a large portion of our marketing material. We must receive these approvals in order for us to market and sell Medicare plans to Medicare-eligible individuals as a health insurance agent. We are also required to file many of these materials on a regular basis with CMS. In addition, certain aspects of our Medicare plan marketing partner relationships have been in the past, and will be in the future, subjected to CMS and health insurance carrier review. CMS, state departments of insurance or health insurance carriers may decide to object to or not to approve aspects of our online platforms, sales function or marketing material and processes and may determine that certain existing aspects of our Medicare-related business are not in compliance with legal requirements. CMS scrutinizes health insurance carriers whose Medicare plans we sell, and those health insurance carriers may be held responsible for actions that we, our agents and our partners take, including our marketing materials and actions that lead to complaints or disenrollment. We expect that health insurance carriers will be increasingly evaluating broker performance based on quality of their enrollments, including complaints, retention rates, customer satisfaction and volumes. As a result, health insurance carriers may terminate their relationship with us or require us to take other corrective action if our Medicare product sales, marketing and operations are not in compliance or give rise to too many complaints. The termination of or change in our relationship with health insurance carriers for this reason could reduce the products we are able to offer, could result in the loss of commissions for past and future sales and could otherwise harm our business, operating results and financial condition. Changes to the laws, regulations and guidelines relating to the sale of Medicare plans, their interpretation or the manner in which they are enforced could impact the manner in which we conduct our Medicare business, our ecommerce platforms or our sale of Medicare plans, or we could be prevented from operating aspects of our Medicare revenue-generating activities altogether, which would harm our business, operating results and financial condition. We have received, and may in the future receive, inquiries from CMS or state departments of insurance regarding our marketing and business practices and compliance with laws and regulations. Inquiries and proceedings initiated by the government could adversely impact our health insurance licenses, require us to pay fines, require us to modify marketing and business practices, result in litigation and otherwise harm our business, operating results or financial condition.

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

In December 2022, CMS announced proposed rules which were finalized in April 2023. The finalized rules may impose additional burdens on our business and otherwise harm our business results. For example, such rules, among other things, require us and our partners to provide to consumers additional disclaimers that may direct them away from our enrollment platform and towards government owned or operated enrollment channels or other platforms, add complications to the Medicare marketing material filing and review process, increase CMS and insurance carrier monitoring of agents and brokers such as us, add requirements on agents enrolling beneficiaries in Medicare plans, limit marketing of plan benefits and cost savings, require lengthy new disclosures that make certain forms of marketing infeasible, potentially require a 48-hour waiting period between initial contact with a beneficiary and enrolling that beneficiary, and limit the time we may contact beneficiaries about Medicare plan options to six months after the beneficiary gives us permission for such contact.

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

On February 17, 2021, we entered into an investment agreement with Echelon Health SPV, LP ("H.I.G."), pursuant to which H.I.G. purchased 2.25 million of Series A preferred stock for an aggregate price of $225 million. The investment agreement with H.I.G. could also limit our ability to obtain additional financing or increase our borrowing costs, which could have an adverse effect on our financial condition. As of the date of this report, pursuant to the terms of our investment agreement with H.I.G., we must obtain the consent of H.I.G. in order to incur any indebtedness, which could limit our ability to obtain additional financing, until our adjusted EBITDA for the trailing four quarters increases.

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

Maintaining the security of our products and services is a critical issue for us, our consumers and health insurance carriers that we work with. Despite our taking precautions, we cannot guarantee that our facilities and systems and those of our third-party service providers, will be free of security breaches, cyberattacks, acts of vandalism, computer viruses, malware, misplaced or lost data, programming and/or human errors or other similar events. We may be required to expend significant amounts and other resources to protect against security breaches or to mitigate and remediate problems caused by security breaches. Techniques used to obtain unauthorized access or to sabotage systems change frequently. For example, attackers have used artificial intelligence and machine learning to launch more automated, targeted and coordinated attacks against targets. As a result, we may be unable to anticipate these techniques or to implement adequate preventative measures preemptively. Additionally, our third-party service providers may cause security breaches for which we are responsible.

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
•adverse events or perceptions affecting the U.S. or international financial systems; and
•general economic conditions, political instability and slow or negative growth of our markets.

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

The value of our investments is subject to significant capital markets risk related to changes in interest rates and credit spreads as well as other investment risks, which may adversely affect our business, financial condition, and results of operations.

Our financial condition and operating results are affected by the performance of our investment portfolio. Our excess cash is invested by an external investment management service provider, under the direction of our management in accordance with our investment policy. The investment policy defines constraints and guidelines that restrict the asset classes that we may invest in by type, duration, quality and value. Our investments are subject to market-wide risks, and fluctuations, as well as to risks inherent in particular securities. The failure of any of the investment risk strategies that we employ could have a material adverse effect on our business, financial condition, and results of operations.

The value of our investments is exposed to capital market risks, and our results of operations, liquidity, financial condition or cash flows could be adversely affected by realized losses, impairments and changes in unrealized positions as a result of: significant market volatility, changes in interest rates, changes in credit spreads and defaults, a lack of pricing transparency, a reduction in market liquidity, declines in equity prices, changes in national, state/provincial or local laws and the strengthening or weakening of foreign currencies against the U.S. dollar. Levels of write-down or impairment are impacted by our assessment of the intent to sell securities that have declined in value as well as actual losses as a result of defaults or deterioration in estimates of cash flows. If we reposition or realign portions of the investment portfolio and sell securities in an unrealized loss position, we will incur an other-than-temporary impairment charge or realized losses. Any such charge may have a material adverse effect on our business, financial condition, and results of operations.

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

Any provision of our certificate of incorporation, bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock and could also affect the price that some investors are willing to pay for our common stock.

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

Large-scale medical emergencies, pandemics (such as COVID-19) and other extreme events could result in public health crises or otherwise have a material adverse effect on our business operations, cash flows, financial condition and results of operations. For example, disruptions in public and private infrastructure resulting from such events could increase our operating costs and ability to provide services to our clients and customers. Additionally, we had to adjust our operations in response to the COVID-19 pandemic.

Global climate change has added, and will continue to add, to the unpredictability, frequency and severity of natural disasters, including but not limited to hurricanes, tornadoes, freezes, droughts, other storms and fires in certain parts of the world. In response, a number of legal and regulatory measures and social initiatives have been introduced in an effort to reduce greenhouse gas and other carbon emissions that are chief contributors to global climate change. We cannot predict the impact that changing climate conditions will have on our business, though extreme weather events could impact our facilities, technological assets, business continuity and reputation. The legal, regulatory and social responses to climate change could also adversely affect our results of business, operating results and financial condition.

We face risks related to heightened inflation, recession, financial and credit market disruptions and other economic conditions.

Customer and consumer demand for health insurance plans may be impacted by weak economic conditions, recession, market volatility or other negative economic factors in the United States or other nations. For example, in 2022, the United States experienced significantly heightened inflationary pressures which we expect to continue into 2023. Some of our members may delay signing up for an insurance plan or opt into a plan with lower insurance premiums as a result of such negative economic factors, and we may also experience potential delays in customer premium payments or an increase in plan termination rates, any of which could harm our business. In addition, limited liquidity, defaults, non-performance or other adverse developments affecting financial institutions, or perceptions regarding these or similar risks, have in the past and may in the future lead to market-wide liquidity problems, and such adverse developments may impact parties with which we do business and their liquidity. These macroeconomic factors could materially and adversely affect our business, operating results and financial condition. For example, the recent closures of Silicon Valley Bank (“SVB”), Signature Bank and First Republic Bank have resulted in broader financial institution liquidity risk and concerns. Although we were able to access all of the funds we had on deposit with SVB, the failure of any bank in which we deposit our funds could reduce the amount of cash we have available for our operations or delay our ability to access such funds.

We continue to assess our banking relationships as we believe necessary or appropriate; however, disruptions in financial institutions, credit markets and/or the broader financial services industry may lead to market-wide liquidity shortages, may limit our access to preferred sources of liquidity when needed or on terms we find acceptable, and our borrowing costs could increase. An economic or credit crisis could occur and impair credit availability and our ability to raise capital when needed.

ITEM 6.    EXHIBITS

(a) Exhibits
Except as so indicated in Exhibits 32.1 and 32.2, the following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number			Incorporation by Reference Herein
		Description of Exhibit	Form	Date
31.1	†	Certification of Francis Soistman, Chief Executive Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	†	Certification of John Stelben, Chief Financial Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	‡	Certification of Francis Soistman, Chief Executive Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	‡	Certification of John Stelben, Chief Financial Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	†	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	†	Inline XBRL Taxonomy Extension Schema Document
101.CAL	†	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	†	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	†	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	†	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		The cover page from the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2023, formatted in Inline XBRL and contained in Exhibit 101
†    Filed herewith.
‡    Furnished herewith.
*    Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EHEALTH, INC.
Date:	May 9, 2023	/s/ Francis Soistman
Francis Soistman Chief Executive Officer (Principal Executive Officer)

Date:	May 9, 2023	/s/ John Stelben
John Stelben Chief Financial Officer (Principal Financial Officer)