Form 10-Q
period 2023-06-30
eHealth, Inc.
filed 2023-08-08
CIK 1333493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of July 31, 2023 was 28,088,802 shares.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “expect,” “anticipate,” “believe,” “estimate,” “target,” “goal,” “project,” “hope,” “intend,” “plan,” “seek,” “continue,” “may,” “could,” “should,” “might,” “forecast,” “depends,” “predict” and variations or the negative of such words and similar expressions are intended to identify such forward-looking statements. These statements include, among other things, statements regarding the following:

•our expectations relating to estimated membership and approved members;
•our estimates regarding the constrained lifetime value of commissions and commissions receivable;
•our expectations relating to revenue, operating costs, cash flows and profitability;
•our expectations regarding our strategy and investments;
•our expectations regarding our business and market trends, including market opportunity, consumer demand and our competitive advantage;
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
•Our business success depends on our ability to timely hire, train and retain qualified licensed health insurance agents and other employees to provide superior customer service and support our strategic initiatives while also controlling our labor costs.
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
•Our business is subject to security risks, and if we experience a successful cyberattack, a security breach or are otherwise unable to safeguard the confidentiality and integrity of the data we hold, including sensitive personal information, our business will be harmed.
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

EHEALTH, INC.
FORM 10-Q

PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

EHEALTH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, unaudited)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$153,185	$144,401
Short-term marketable securities	36,619	—
Accounts receivable	643	2,633
Contract assets – commissions receivable – current	188,697	242,749
Prepaid expenses and other current assets	11,083	11,301
Total current assets	390,227	401,084
Contract assets – commissions receivable – non-current	600,892	641,555
Property and equipment, net	5,034	5,501
Operating lease right-of-use assets	23,938	26,516
Restricted cash	3,239	3,239
Other assets	30,105	34,716
Total assets	$1,053,435	$1,112,611

Liabilities, convertible preferred stock and stockholders’ equity
Current liabilities:
Accounts payable	$6,391	$6,732
Accrued compensation and benefits	20,969	20,690
Accrued marketing expenses	6,435	23,770
Lease liabilities – current	6,498	6,486
Other current liabilities	4,452	2,887
Total current liabilities	44,745	60,565
Long-term debt	66,905	66,129
Deferred income taxes – non-current	25,659	32,359
Lease liabilities – non-current	30,907	34,187
Other non-current liabilities	4,315	5,132
Total liabilities	172,531	198,372
Commitments and contingencies (Note 8)
Convertible preferred stock	279,995	263,284
Stockholders’ equity:
Common stock	40	40
Additional paid-in capital	788,222	777,187
Treasury stock, at cost	(199,998)	(199,998)
Retained earnings	12,836	73,799
Accumulated other comprehensive loss	(191)	(73)
Total stockholders’ equity	600,909	650,955
Total liabilities, convertible preferred stock and stockholders’ equity	$1,053,435	$1,112,611

The accompanying notes are an integral part of these condensed consolidated financial statements.

EHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands, except per share amounts, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue:
Commission	$60,186	$47,835	$128,189	$141,685
Other	6,582	2,574	12,302	13,974
Total revenue	66,768	50,409	140,491	155,659
Operating costs and expenses:
Cost of revenue	253	423	468	296
Marketing and advertising	23,284	29,963	56,183	88,417
Customer care and enrollment	32,862	29,149	59,819	71,313
Technology and content	14,500	17,780	30,044	37,443
General and administrative	22,021	17,198	43,023	37,185
Impairment, restructuring and other charges	—	1,369	—	6,192
Total operating costs and expenses	92,920	95,882	189,537	240,846
Loss from operations	(26,152)	(45,473)	(49,046)	(85,187)
Other income (expense), net	108	(1,167)	(484)	(2,188)
Loss before income taxes	(26,044)	(46,640)	(49,530)	(87,375)
Benefit from income taxes	(2,543)	(9,138)	(6,151)	(17,131)
Net loss	(23,501)	(37,502)	(43,379)	(70,244)
Preferred stock dividends	(5,223)	(4,771)	(10,324)	(9,488)
Change in preferred stock redemption value	(4,191)	(2,756)	(7,260)	(5,257)
Net loss attributable to common stockholders	$(32,915)	$(45,029)	$(60,963)	$(84,989)

Net loss per share attributable to common stockholders:
Basic and diluted	$(1.18)	$(1.65)	$(2.20)	$(3.12)
Weighted-average number of shares used in per share amounts:
Basic and diluted	27,822	27,276	27,735	27,283
Comprehensive income (loss):
Net loss	$(23,501)	$(37,502)	$(43,379)	$(70,244)
Unrealized holding gain (loss) for available-for-sale debt securities, net of tax	7	(10)	20	(2)
Foreign currency translation adjustments	(248)	(261)	(138)	(238)
Comprehensive loss	$(23,742)	$(37,773)	$(43,497)	$(70,484)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance as of December 31, 2022	39,977	$40	$777,187	12,415	$(199,998)	$73,799	$(73)	$650,955
Issuance of common stock in connection with equity incentive plans	160	—	—	—	—	—	—	—
Repurchase of shares to satisfy employee tax withholding obligations	—	—	(428)	57	—	—	—	(428)
Dividends and accretion related to convertible preferred stock	—	—	—	—	—	(8,170)	—	(8,170)
Stock-based compensation	—	—	5,306	—	—	—	—	5,306
Other comprehensive income, net of tax	—	—	—	—	—	—	123	123
Net loss	—	—	—	—	—	(19,878)	—	(19,878)
Balance as of March 31, 2023	40,137	$40	$782,065	12,472	$(199,998)	$45,751	$50	$627,908
Issuance of common stock in connection with equity incentive plans	320	$—	$—	—	$—	$—	$—	$—
Repurchase of shares to satisfy employee tax withholding obligations	—	—	(623)	70	—	—	—	(623)
Dividends and accretion related to convertible preferred stock	—	—	—	—	—	(9,414)	—	(9,414)
Issuance of common stock for employee stock purchase program	76	—	262	—	—	—	—	262
Stock-based compensation	—	—	6,518	—	—	—	—	6,518
Other comprehensive loss, net of tax	—	—	—	—	—	—	(241)	(241)
Net loss	—	—	—	—	—	(23,501)	—	(23,501)
Balance as of June 30, 2023	40,533	$40	$788,222	12,542	$(199,998)	$12,836	$(191)	$600,909

The accompanying notes are an integral part of these condensed consolidated financial statements.

EHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, unaudited, continued)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance as of December 31, 2021	38,704	$39	$755,875	12,016	$(199,998)	$193,213	$390	$749,519
Issuance of common stock in connection with equity incentive plans	176	—	1,054	—	—	—	—	1,054
Repurchase of shares to satisfy employee tax withholding obligations	—	—	(508)	37	—	—	—	(508)
Dividends and accretion related to convertible preferred stock	—	—	—	—	—	(7,218)	—	(7,218)
Stock-based compensation	—	—	5,791	—	—	—	—	5,791
Other comprehensive income, net of tax	—	—	—	—	—	—	31	31
Net loss	—	—	—	—	—	(32,742)	—	(32,742)
Balance as of March 31, 2022	38,880	$39	$762,212	12,053	$(199,998)	$153,253	$421	$715,927
Issuance of common stock in connection with equity incentive plans	530	1	—	—	—	—	—	1
Repurchase of shares to satisfy employee tax withholding obligations	—	—	(1,926)	234	—	—	—	(1,926)
Dividends and accretion related to convertible preferred stock	—	—	—	—	—	(7,526)	—	(7,526)
Issuance of common stock for employee stock purchase program	83	—	873	—	—	—	—	873
Stock-based compensation	—	—	6,005	—	—	—	—	6,005
Other comprehensive loss, net of tax	—	—	—	—	—	—	(271)	(271)
Net loss	—	—	—	—	—	(37,502)	—	(37,502)
Balance as of June 30, 2022	39,493	$40	$767,164	12,287	$(199,998)	$108,225	$150	$675,581

The accompanying notes are an integral part of these condensed consolidated financial statements.

EHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Six Months Ended June 30,
	2023	2022
Operating activities:
Net loss	$(43,379)	$(70,244)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,294	2,037
Amortization of internally developed software	9,102	8,090
Stock-based compensation expense	11,187	10,790
Deferred income taxes	(6,700)	(17,316)
Other non-cash items	(101)	1,129
Changes in operating assets and liabilities:
Accounts receivable	1,989	5,309
Contract assets – commissions receivable	95,012	106,616
Prepaid expenses and other assets	(124)	14,656
Accounts payable	(621)	(7,911)
Accrued compensation and benefits	279	(4,614)
Accrued marketing expenses	(17,336)	(26,715)
Deferred revenue	283	780
Accrued expenses and other liabilities	490	(1,261)
Net cash provided by operating activities	51,375	21,346
Investing activities:
Capitalized internal-use software and website development costs	(4,202)	(8,376)
Purchases of property and equipment and other assets	(373)	(227)
Purchases of marketable securities	(48,602)	(8,402)
Proceeds from redemption and maturities of marketable securities	12,400	45,269
Net cash provided by (used in) investing activities	(40,777)	28,264
Financing activities:
Net proceeds from debt financing	—	64,862
Net proceeds from exercise of common stock options and employee stock purchases	262	1,054
Repurchase of shares to satisfy employee tax withholding obligations	(1,051)	(2,434)
Principal payments in connection with leases	(25)	(64)
Payments of preferred stock dividends	(873)	—
Net cash provided by (used in) financing activities	(1,687)	63,418
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(127)	(213)
Net increase in cash, cash equivalents and restricted cash	8,784	112,815
Cash, cash equivalents and restricted cash at beginning of period	147,640	85,165
Cash, cash equivalents and restricted cash at end of period	$156,424	$197,980

 The accompanying notes are an integral part of these condensed consolidated financial statements.

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 – Summary of Business and Significant Accounting Policies

Description of Business – eHealth, Inc., a Delaware corporation, and its consolidated subsidiaries (collectively, “eHealth”) is a leading private online health insurance marketplace with a technology and service platform that provides consumer engagement, education and health insurance enrollment solutions. Our mission is to expertly guide consumers through their health insurance enrollment and related options, when, where and how they prefer. Our platform leverages technology to solve a critical problem in a large and growing market by aiding consumers in what has traditionally been a complex, confusing and opaque health insurance purchasing process. Our omnichannel consumer engagement platform differentiates our offering from other brokers and enables consumers to use our services online, by telephone with a licensed insurance agent or through a hybrid online assisted interaction that includes live agent chat and co-browsing capabilities. We have created a consumer-centric marketplace that offers consumers a broad choice of insurance products that includes thousands of Medicare Advantage, Medicare Supplement, Medicare Part D prescription drug, individual, family, small business and other ancillary health insurance products from approximately 200 health insurance carriers across all 50 states and the District of Columbia. Our plan recommendation tool curates this broad plan selection by analyzing customer health-related information against plan data for insurance coverage fit. This tool is supported by a unified data platform and is available to our ecommerce customers and our licensed agents. We strive to be the most trusted partner to the consumer in their life’s journey through the health insurance market.

Unless otherwise specified or required by the context, references in this Quarterly Report on Form 10-Q to “eHealth,” “the Company,” “we,” “us” or “our” mean eHealth, Inc. and its consolidated direct and indirect wholly-owned subsidiaries.

Basis of Presentation – The accompanying Condensed Consolidated Balance Sheet as of June 30, 2023 and other condensed consolidated financial statements for the three and six months ended June 30, 2023 and 2022 are unaudited. The Condensed Consolidated Balance Sheet data as of December 31, 2022 was derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the Securities and Exchange Commission on March 1, 2023. The accompanying financial statements and related notes should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K.

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and reflect all normal recurring adjustments that are necessary to present fairly the results for the interim periods presented. The condensed consolidated financial statements include the accounts of eHealth, Inc. and its direct and indirect wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in accordance with those rules and regulations. Certain prior period amounts have been reclassified to conform with our current period presentation.

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2022 and include all adjustments necessary for the fair presentation of our financial position as of June 30, 2023 and December 31, 2022, and our results of operations for the periods presented. The results for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for any subsequent period or for the year ending December 31, 2023 and therefore, should not be relied upon as an indicator of future results.

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Significant Accounting Policies, Estimates and Judgments – The preparation of condensed consolidated financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported and disclosed in the condensed consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates, including those related to, but not limited to, the fair value of investments, the commissions we expect to collect for each approved member cohort, valuation allowance for deferred income taxes, provision (benefit) for income taxes and the assumptions used in determining stock-based compensation. We base our estimates of the carrying value of certain assets and liabilities on historical experience and on various other assumptions that we believe to be reasonable. Actual results may differ from these estimates. There have been no material changes for the six months ended June 30, 2023 to our significant accounting policies discussed in our Annual Report on Form 10-K for the year ended December 31, 2022.

Recently Adopted Accounting Pronouncements

We did not adopt any new accounting pronouncements during the six months ended June 30, 2023.

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 2 – Revenue

Disaggregation of Revenue – The table below depicts the disaggregation of revenue by product and is consistent with how we evaluate our financial performance (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Medicare
Medicare Advantage	$45,389	$36,477	$99,510	$114,607
Medicare Supplement	1,091	2,637	5,156	8,757
Medicare Part D	1,863	(462)	2,640	998
Total Medicare	48,343	38,652	107,306	124,362
Individual and Family (1)
Non-Qualified Health Plans	2,989	2,369	5,344	3,979
Qualified Health Plans	1,752	745	3,403	2,261
Total Individual and Family	4,741	3,114	8,747	6,240
Ancillary
Short-term	572	977	1,556	2,320
Dental	958	703	1,668	1,534
Vision	276	253	486	496
Other	715	715	1,233	1,129
Total Ancillary	2,521	2,648	4,943	5,479
Small Business	3,800	2,423	8,673	5,906
Commission Bonus and Other	781	998	(1,480)	(302)
Total Commission Revenue	60,186	47,835	128,189	141,685
Other Revenue
Sponsorship and Advertising Revenue	6,117	2,091	11,060	12,735
Other	465	483	1,242	1,239
Total Other Revenue	6,582	2,574	12,302	13,974
Total Revenue	$66,768	$50,409	$140,491	$155,659
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

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Commission revenue by segment is presented in the table below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Medicare
Commission revenue from members approved during the period	$36,006	$49,855	$92,623	$134,138
Net commission revenue from members approved in prior periods (1)	13,403	(10,788)	13,455	(10,737)
Total Medicare segment commission revenue	$49,409	$39,067	$106,078	$123,401
Individual, Family and Small Business
Commission revenue from members approved during the period	$3,298	$4,612	$10,006	$10,654
Commission revenue from renewals of small business members during the period	2,158	2,044	5,271	5,081
Net commission revenue from members approved in prior periods (1)	5,321	2,112	6,834	2,549
Total Individual, Family and Small Business segment commission revenue	$10,777	$8,768	$22,111	$18,284

Total commission revenue from members approved during the period	$39,304	$54,467	$102,629	$144,792
Commission revenue from renewals of small business members during the period	2,158	2,044	5,271	5,081
Total net commission revenue from members approved in prior periods (1)(2)	18,724	(8,676)	20,289	(8,188)
Total commission revenue	$60,186	$47,835	$128,189	$141,685
_____________

(1)These amounts reflect our revised estimates of cash collections for certain members approved prior to the relevant reporting period that are recognized as adjustments to revenue within the relevant reporting period. The net adjustment revenue includes both increases in revenue for certain prior period cohorts as well as reductions in revenue for certain prior period cohorts.
(2)The impacts of total net commission revenue from members approved in prior periods were $0.67 and $(0.32) per basic and diluted share for the three months ended June 30, 2023 and 2022, respectively. The impacts of total net commission revenue from members approved in prior periods were $0.73 and $(0.30) per basic and diluted share for the six months ended June 30, 2023 and 2022, respectively.
The total reductions to revenue from members approved in prior periods were $2.9 million for the three and six months ended June 30, 2023 and $13.7 million for the three and six months ended June 30, 2022. These reductions to revenue primarily relate to the Medicare segment.

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

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Our cash, cash equivalents and restricted cash balances are summarized as follows (in thousands):

	June 30, 2023	December 31, 2022
Cash	$14,286	$17,776
Cash equivalents	138,899	126,625
Cash and cash equivalents	153,185	144,401
Restricted cash	3,239	3,239
Total cash, cash equivalents and restricted cash	$156,424	$147,640

As of June 30, 2023 and December 31, 2022, we had $3.2 million of restricted cash which was classified as a non-current asset on our Condensed Consolidated Balance Sheets. This amount collateralizes letters of credit related to certain lease commitments.

Contract Assets and Accounts Receivable

We estimate an allowance for credit losses using relevant available information from internal and external sources, related to past events, current conditions and reasonable and supportable forecasts. Specifically, for the purpose of measuring the probability of default parameters, we utilize Capital IQ’s, Standard & Poor’s and Moody’s analytics. Our estimates of loss given default are determined by using our historical collections data as well as historical information obtained through our research and review of other insurance related companies. Our estimated exposure at default is determined by applying these internal and external data sources to our commissions receivable balances. As such, we apply an immediate reversion method and revert to historical loss information when computing our credit loss exposure. Credit loss expenses are assessed quarterly and are included in the “General and administrative” line in our Condensed Consolidated Statements of Comprehensive Loss. There were no write-offs during the six months ended June 30, 2023 or for the year ended December 31, 2022.

The change in the allowance for credit losses is summarized as follows (in thousands):

	June 30, 2023	December 31, 2022
Beginning balance	$2,398	$2,198
Change in allowance	(297)	200
Ending balance	$2,101	$2,398

Our contract assets – commissions receivable activities, net of credit loss allowances, are summarized as follows (in thousands):

	Medicare Segment	IFP/SMB Segment	Total
Beginning balance at December 31, 2022	$817,043	$67,261	$884,304
Commission revenue from members approved during the period	92,623	10,006	102,629
Commission revenue from renewals of small business members during the period	—	5,271	5,271
Net commission revenue from members approved in prior periods	13,455	6,834	20,289
Cash receipts	(202,497)	(20,704)	(223,201)
Net change in credit loss allowance	271	26	297
Ending balance at June 30, 2023	$720,895	$68,694	$789,589

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Credit Risk

Our financial instruments that are exposed to concentrations of credit risk principally consist of cash, cash equivalents, marketable securities, contract assets – commissions receivable and accounts receivable. We invest our cash and cash equivalents with major banks and financial institutions and, at times, such investments are in excess of federally insured limits. We also have deposits with major banks in China that are denominated in both U.S. dollars and Chinese Yuan Renminbi and are not insured by the U.S. federal government. The deposits in China were $2.0 million as of June 30, 2023. See Note 4 – Fair Value Measurements for more information regarding our marketable securities.

We do not require collateral or other security for either our contract assets or accounts receivable. Carriers that represented 10% or more of our total contract assets – commissions receivable and accounts receivable balances are summarized as follows:

	June 30, 2023	December 31, 2022
Humana	27%	26%
UnitedHealthCare (1)	25%	24%
Aetna (1)	16%	16%
_____________

(1)Percentages include the carriers’ subsidiaries.

Prepaid Expenses and Other Current Assets – Our prepaid expenses and other current assets are summarized as follows (in thousands):

	June 30, 2023	December 31, 2022
Prepaid software and maintenance contracts	$4,634	$5,211
Prepaid expenses	3,604	2,858
Prepaid licenses	1,757	1,116
Prepaid insurance	621	1,893
Other current assets	467	223
Prepaid expenses and other current assets	$11,083	$11,301

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

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Our financial assets measured at fair value on a recurring basis are summarized below by their classification within the fair value hierarchy (in thousands):

	June 30, 2023
	Carrying Value	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents
Money market funds	$17,912	$17,912	$—	$—	$17,912
Commercial paper	113,989	—	113,989	—	113,989
Agency bonds	6,998	—	6,998	—	6,998
Short-term marketable securities
Commercial paper	20,719	—	20,719	—	20,719
Agency bonds	15,900	—	15,900	—	15,900
Total assets measured at fair value	$175,518	$17,912	$157,606	$—	$175,518

	December 31, 2022
	Carrying Value	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents
Money market funds	$13,015	$13,015	$—	$—	$13,015
Commercial paper	112,268	—	112,268	—	112,268
Agency bonds	1,342	—	1,342	—	1,342
Total assets measured at fair value	$126,625	$13,015	$113,610	$—	$126,625

We endeavor to utilize the best available information in measuring fair value. Our money market funds are measured at fair value based on quoted prices in active markets and are classified as Level 1 within the fair value hierarchy. Our available-for-sale marketable securities, which include commercial paper and agency bonds with maturities of less than one year, are measured at fair value using quoted market prices to the extent available or alternative pricing sources and models utilizing market observable inputs and are classified as Level 2 within the fair value hierarchy. There were no transfers between the hierarchy levels during the six months ended June 30, 2023 or the year ended December 31, 2022.

The following table summarizes our cash equivalents and available-for-sale debt securities by contractual maturity (in thousands):

	As of June 30, 2023		As of December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in 1 year	$175,549	$175,518	$126,664	$126,625

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Unrealized gains and losses on available-for-sale debt securities that are not credit related are included in accumulated other comprehensive income (loss) and summarized as follows (in thousands):

	June 30, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents
Money market funds	$17,912	$—	$—	$17,912
Commercial paper	114,017	—	(28)	113,989
Agency bonds	6,996	2	—	6,998
Short-term marketable securities
Commercial paper	20,730	—	(11)	20,719
Agency bonds	15,894	6		15,900
Total	$175,549	$8	$(39)	$175,518

	December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents
Money market funds	$13,015	$—	$—	$13,015
Commercial paper	112,307	—	(39)	112,268
Agency bonds	1,342	—	—	1,342
Total	$126,664	$—	$(39)	$126,625

As of June 30, 2023 and December 31, 2022, we had 28 and 26 securities, respectively, in net loss positions and their unrealized losses were immaterial individually and in aggregate. We did not record any credit losses regarding our available-for-sale debt securities during the six months ended June 30, 2023 or the year ended December 31, 2022. We do not intend to sell these securities, and it is more likely than not that we will not be required to sell these securities before the recovery of their amortized cost basis.

Note 5 – Equity

2021 Inducement Plan – On September 22, 2021, the Company adopted an inducement plan (the “2021 Inducement Plan”), pursuant to which the Company reserved 0.4 million shares of its common stock (subject to customary adjustments in the event of a change in capital structure of the Company) to be used exclusively for grants of awards to individuals who were not previously employees or directors of the Company, other than following a bona fide period of non-employment, as an inducement material to the individual’s entry into employment with the Company within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules (“Nasdaq Rules”). In March 2022 and September 2022, the Company amended and restated its 2021 Inducement Plan to reserve an additional 0.5 million and 1.5 million shares of its common stock, respectively (as amended and restated, the “A&R 2021 Inducement Plan”). The 2021 Inducement Plan and its amendments were approved by the Company’s Board of Directors without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Rules, and the terms and conditions of the A&R 2021 Inducement Plan and awards to be granted thereunder are substantially similar to our stockholder-approved Amended and Restated 2014 Equity Incentive Plan. As of June 30, 2023, 2.0 million shares were issued under the A&R 2021 Inducement Plan.

Stock Repurchase Programs – We had no stock repurchase activity during the three and six months ended June 30, 2023 or 2022. As of June 30, 2023 and 2022, we had a total of 12.5 million shares and 12.3 million shares, respectively, held in treasury. As of June 30, 2023 and 2022, we had 1.8 million and 1.6 million shares,

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
respectively, in treasury that were previously surrendered by employees to satisfy tax withholding due in connection with the vesting of certain restricted stock units as well as 10.7 million shares previously repurchased under our past repurchase programs.

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

Stock-Based Compensation Expense – Our stock-based compensation expense is summarized as follows by award types for the periods presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Restricted stock units (1)	$5,784	$5,232	$10,461	$9,938
Common stock options	312	294	566	551
Employee stock purchase program	97	(21)	160	301
Total stock-based compensation expense	$6,193	$5,505	$11,187	$10,790
Related tax benefit recognized	$1,452	$1,283	$2,619	$2,508
_________

(1)    Amounts include market-based and performance-based restricted stock units.

The following table summarizes stock-based compensation expense by operating function for the periods presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Marketing and advertising	$538	$428	$993	$741
Customer care and enrollment	788	512	1,393	966
Technology and content	1,173	1,821	2,078	3,671
General and administrative	3,694	2,744	6,723	5,412
Total stock-based compensation expense	$6,193	$5,505	$11,187	$10,790
Amount capitalized for internal-use software	325	538	637	1,044
Total stock-based compensation	$6,518	$6,043	$11,824	$11,834

Note 6 — Convertible Preferred Stock

Pursuant to an investment agreement dated February 17, 2021 with Echelon Health SPV, LP (“H.I.G.”), an investment vehicle of H.I.G. Capital (the “H.I.G. Investment Agreement”), we issued and sold to H.I.G., in a private placement, 2,250,000 shares of our newly designated Series A convertible preferred stock (the “Series A Preferred Stock”), par value $0.001 per share, at an aggregate purchase price of $225.0 million on April 30, 2021 (the “Closing Date”). We received $214.0 million in net proceeds from the private placement with H.I.G., net of sales commissions and certain transaction fees totaling $11.0 million. The Series A Preferred Stock ranks senior to all other equity securities of the Company with respect to dividend rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company.

Dividends – Dividends initially accrued on the Series A Preferred Stock daily at 8% per annum on the stated value of $100 per share (the “Stated Value”), and were payable in kind (“PIK”) beginning on June 30, 2021 through the second anniversary of the Closing Date. Subsequent to the second anniversary of the Closing Date,

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
dividends continue to accrue at 8% per annum, with 6% PIK and 2% payable in cash in arrears beginning on June 30, 2023. Dividends compound semiannually and are PIK and payable in cash in arrears, as applicable, on June 30 and December 31 of each year (each a “Dividend Payment Date”). PIK dividends are cumulative and are added to the Accrued Value (as defined below). “Accrued Value” means, as of any date, with respect to any share of Series A Preferred Stock, the sum of the Stated Value per share plus, on each Dividend Payment Date, on a cumulative basis, all PIK dividends that have accrued on such share but that have not previously been added to the Accrued Value. During the second quarter of 2023, we made the initial cash dividend payment in the aggregate amount of $0.9 million. The Series A Preferred Stock participates, on an as-converted basis, in all dividends paid to the holders of our common stock.

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

Board Nomination Rights – H.I.G. is entitled to nominate one individual for election to our Board of Directors so long as it continues to own at least 30% of the common stock issuable or issued upon conversion of the Series A Preferred Stock originally issued to it in the private placement. Under certain circumstances, H.I.G. also has the right to nominate an additional individual to our Board of Directors if we fail to maintain certain levels of commissions receivable or liquidity as further discussed below.

Voting Rights – The Series A Preferred Stock will vote together with the common stock as a single class on all matters submitted to a vote of the holders of the common stock (subject to certain voting limitations set forth in, and the terms and conditions of, the Certificate of Designations). Each holder of Series A Preferred Stock shall be entitled to the number of votes, rounded down to the nearest whole number, equal to the product of (i) the aggregate Accrued Value of the issued and outstanding shares of Series A Preferred Stock divided by $69.684, which is the “Minimum Price” computed in accordance with the Certificate of Designations (as further described below), multiplied by (ii) a fraction, the numerator of which is the number of shares of Series A Preferred Stock held by such holder and the denominator of which is the aggregate number of issued and outstanding shares of Series A Preferred Stock. “Minimum Price” means the lower of: (i) the Nasdaq Official Closing Price per share of common stock on the Closing Date; or (ii) the average Nasdaq Official Closing Price per share of common stock for the five trading days immediately prior to the Closing Date. Holders of Series A Preferred Stock will have one vote per share on any matter on which the holders of the Series A Preferred Stock are entitled to vote separately as a class (subject to certain voting limitations set forth in the Certificate of Designations).

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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

Covenants and Liquidity Requirements – As long as H.I.G. continues to own at least 30% of the Series A Preferred Stock originally issued to it in the private placement, the consent of H.I.G. will be required for the Company to incur certain indebtedness and to take certain other corporate actions as set forth in the H.I.G. Investment Agreement. In addition, the Company is required to maintain an Asset Coverage Ratio (as defined in the H.I.G. Investment Agreement) of at least 2x (the “Minimum Asset Coverage Ratio”), which increases to 2.5x in August of 2023. Additionally, the H.I.G. Investment Agreement requires the Company to maintain a Minimum Liquidity Amount (as defined in the H.I.G. Investment Agreement) for certain periods that ranges from $65.0 million to $125.0 million. If the Company fails to maintain the Minimum Asset Coverage Ratio or Minimum Liquidity Amount as of a certain date or for a certain time period required by the H.I.G. Investment Agreement and H.I.G. continues to own at least 30% of the Series A Preferred Stock originally issued to it in the private placement, the H.I.G. Investment Agreement under certain circumstances allows H.I.G. to nominate an additional director to our Board of Directors. H.I.G. would also have certain approval rights relating to the Company’s annual budget, the hiring or termination of certain key executives and certain indebtedness, in each case subject to certain conditions and restrictions specified in the H.I.G. Investment Agreement. As of June 30, 2023, we were in compliance with the Minimum Asset Coverage Ratio and Minimum Liquidity Amount requirements.

Our Series A Preferred Stock is considered temporary equity in our condensed consolidated financial statements. We have determined there are no material embedded features that require recognition as a derivative asset or liability. We recognized the Series A Preferred Stock at its stated amount less issuance costs of $11.0 million, or $214.0 million.

As of June 30, 2023, the estimated Series A Preferred Stock redemption value equals 135% of the Accrued Value per share as of the redemption date, plus any accrued and unpaid dividends, which is significantly in excess of the fair value of the common stock into which the Series A Preferred Stock is convertible as of June 30, 2023. We have elected to apply the accretion method to adjust the carrying value of the Series A Preferred Stock to its redemption value at the earliest date of redemption, April 30, 2027. Amounts recognized to accrete the Series A Preferred Stock to its estimated redemption value are treated as a deemed dividend and are recorded as a reduction to retained earnings. The estimated redemption value will vary in subsequent periods due to the redemption put right described above and we have elected to recognize such changes prospectively. No shares of Series A Preferred Stock have been converted, and the Series A Preferred Stock was convertible into 3.3 million shares of common stock as of June 30, 2023.

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The following table summarizes the proceeds and changes to our Series A Preferred Stock (in thousands):

Gross proceeds	$225,000
Less: issuance costs	(10,975)
Net proceeds	$214,025

Balance as of December 31, 2021	$232,592
Accrued paid-in-kind dividends	19,357
Change in preferred stock redemption value	11,335
Balance as of December 31, 2022	$263,284
Accrued paid-in-kind dividends	9,451
Change in preferred stock redemption value	7,260
Balance as of June 30, 2023	$279,995

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

The following table sets forth the computation of basic and diluted net loss attributable to common stockholders per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net loss attributable to common stockholders	$(32,915)	$(45,029)	$(60,963)	$(84,989)
Denominator:
Shares used in per share calculation – basic	27,822	27,276	27,735	27,283
Dilutive effect of common stock	—	—	—	—
Shares used in per share calculation – diluted	27,822	27,276	27,735	27,283
Net loss attributable to common stockholders per share – basic and diluted	$(1.18)	$(1.65)	$(2.20)	$(3.12)

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
For each of the three and six months ended June 30, 2023 and 2022, we had securities outstanding that could potentially dilute per share amounts, but the shares from the assumed conversion or exercise of these securities were excluded in the computation of diluted net loss per share as their effect would have been anti-dilutive. The number of outstanding anti-dilutive shares that were excluded from the computation of diluted net loss per share consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Convertible preferred stock	3,318	3,071	3,288	3,041
Restricted stock units (1)	3,255	1,939	2,481	1,334
Common stock options	222	253	224	258
Employee stock purchase program	61	118	51	—
Total	6,856	5,381	6,044	4,633
_________

(1)    Amounts include market-based and performance-based restricted stock units.

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

Our future minimum payments under non-cancellable contractual service and licensing obligations as of June 30, 2023 were as follows (in thousands):

For the Years Ending December 31,
2023 (remainder)	$4,417
2024	3,231
2025	229
2026	—
2027	—
Thereafter	—
Total	$7,877

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Operating Leases

Refer to Note 10 – Leases for commitments related to our operating leases.

Self-Insurance

We provide comprehensive major medical benefits to our employees. Effective January 1, 2023, in the United States, we are self-insured for employee health insurance benefits up to $0.3 million per individual per year and a maximum claim liability of $13.6 million. As a result, we record a self-insurance liability based on claims filed and an estimate of claims incurred but not yet reported. As of June 30, 2023, we had a self-insurance liability balance of $2.0 million in the “Accrued compensation and benefits” line on our Condensed Consolidated Balance Sheets. We had no liability as of December 31, 2022 as our employee health insurance coverage was not self-insured at the time.

Contingencies

From time to time, we receive inquiries from governmental bodies and also may be subject to various legal proceedings and claims arising in the ordinary course of business. We assess contingencies to determine the degree of probability and range of possible loss for potential accrual in our condensed consolidated financial statements. An estimated loss contingency is accrued in the condensed consolidated financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. There was no material litigation-related accrual during the three and six months ended June 30, 2023 or 2022. Legal proceedings or other contingencies could result in material costs, even if we ultimately prevail.

Legal Proceedings

Securities Class Action – On April 8, 2020 and April 30, 2020, two purported class action lawsuits were filed against the Company, its then-chief executive officer, Scott N. Flanders, its then-chief financial officer, Derek N. Yung, and its then-chief operating officer, David K. Francis in the United States District Court for the Northern District of California. The cases are captioned Patel v. eHealth, Inc., et al., Case No. 5:20-cv-02395 (N.D. Cal.) and Bertrand v. eHealth, Inc. et al., Case No. 4:20-cv-02967 (N.D. Cal.). The complaints allege, among other things, that the Company and Messrs. Flanders, Yung and Francis made materially false and misleading statements and/or failed to disclose material information regarding the Company’s accounting and modeling assumptions, rate of member churn and the Company’s profitability during the alleged class period of March 19, 2018 to April 7, 2020. The complaints allege that we and Messrs. Flanders, Yung and Francis violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (as amended, the “Exchange Act”) and Rule 10b-5 promulgated thereunder. The complaints seek compensatory and (in the Patel lawsuit) punitive damages, attorneys’ fees and costs, and such other relief as the court deems proper. On June 24, 2020, the Court consolidated the above-referenced matters under the caption In re eHealth Securities Litig., Master File No. 4:20-cv-02395-JST (N.D. Cal.). The Court also appointed a lead plaintiff and lead counsel for the consolidated matter. An Amended Complaint was filed on August 25, 2020, which Defendants moved to dismiss on October 23, 2020. Defendants’ motion, which Plaintiff opposed, was granted in part and denied in part on August 12, 2021. The Court dismissed Plaintiff’s claims to the extent premised upon alleged misrepresentations or omissions relating to churn but denied Defendants’ motion with respect to alleged misstatements regarding purported operating costs. On October 1, 2021, the Company filed an Answer denying in part and admitting in part the remaining allegations and denying any wrongdoing. On November 11, 2021, Plaintiff’s counsel filed a suggestion of death with respect to the lead plaintiff Billy White. Plaintiff’s counsel published notice regarding the appointment of a new lead plaintiff on January 17, 2022. On November 9, 2022, the Court appointed Chicago & Vicinity Laborers’ District Council Pension Fund as the new lead plaintiff and approved plaintiff’s selection of counsel. On November 29, 2022, the new lead plaintiff and lead plaintiff’s counsel filed a supplement to the amended complaint, replacing the names of the prior lead plaintiff and counsel and incorporating new lead plaintiff’s previously filed certification. On December 22, 2022, the Company, Mr. Flanders, and Mr. Yung moved for judgment on the pleadings as to the remaining claims. Mr. Francis also moved for judgment on the pleadings the same day, and joined the motion by the Company, Mr. Flanders, and Mr. Yung. The motions for

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
judgment on the pleadings were fully briefed by February 9, 2023 and were scheduled for a hearing on April 13, 2023. On April 5, 2023, the Court vacated the hearing on the motions and stated its intent to issue a decision based on the parties’ written briefing. On April 25, 2023, a consortium of putative class members (the “Alger Funds”) filed a motion to intervene in the case, prior to the expiration of the applicable statute of repose, to preserve their individual rights. On May 5, 2023, a defendants’ statement of non-opposition to Alger Funds’ limited motion to intervene and a stipulation with Alger Funds regarding same were filed.

Derivative Actions – On July 7, 2020, a derivative lawsuit captioned Chernet v. Flanders et al., Case No. 3:20-cv-04477-SK (N.D. Cal.) (the “Chernet” matter) was filed in the United States District Court for the Northern District of California. On October 13, 2020, a derivative lawsuit captioned Lincolnshire Police Pension Fund v. Flanders et al., Case No. 20CV371555 (Cal. Super. Ct.) (the “Lincolnshire” matter) was filed in the Superior Court of California, County of Santa Clara. The complaints were brought against the Company’s then-chief executive officer, Mr. Flanders, its then-chief financial officer, Mr. Yung, its then-chief operating officer, Mr. Francis, and the then-current members of the Board of Directors (collectively, the “Individual Defendants”), and name the Company as a nominal defendant. The complaints allege, among other things, that the Individual Defendants made or caused the Company to make materially false and misleading statements and/or failed to disclose material information regarding the Company’s accounting and modeling assumptions, rate of member churn, profitability and internal controls for the period of March 2018 through the present. The Chernet and Lincolnshire complaints purport to assert claims for breach of fiduciary duty, unjust enrichment and waste of corporate assets. The Chernet lawsuit also alleges that the Individual Defendants violated Sections 14(a), 10(b), and 20(a) of the Exchange Act and asserts claims for abuse of control and gross mismanagement. The Chernet and Lincolnshire complaints seek damages, restitution, attorneys’ fees and costs, and certain measures with respect to the Company’s corporate governance and internal procedures, and (in the Lincolnshire lawsuit) equitable and/or injunctive relief. On August 12, 2020, the court stayed the Chernet matter pending the resolution of the then-anticipated motion to dismiss the consolidated securities class action. On December 11, 2020, the court stayed the Lincolnshire matter, also pending the resolution of the motion to dismiss in the consolidated securities class action.

On October 5, 2021, a third derivative lawsuit, captioned Badwal v. Flanders et al., Case No. 4:21-cv-07795 (N.D. Cal.) (the “Badwal” matter) was filed in the United States District Court for the Northern District of California. The Badwal complaint purports to assert a claim for breach of fiduciary duty, an insider trading claim, and violations of Section 14(a), 10(b) and 21D of the Exchange Act. The Badwal complaint seeks damages, declaratory relief, corporate governance measures, equitable and injunctive relief, restitution and disgorgement, and attorneys’ fees and costs. On November 29, 2021, the federal court consolidated the Chernet and Badwal matters under the caption In re eHealth, Inc. Stockholder Derivative Litigation (the “Federal Derivative Action”). On August 12, 2021, the court granted-in-part and denied-in-part defendants’ motion to dismiss the securities class action. In December 2021, the parties entered into a stipulation to further stay the Federal Derivative Action pending the appointment of a new lead plaintiff in the securities class action, which was so ordered by the court on December 14, 2021. As discussed above, November 9, 2022, the court appointed a new lead plaintiff in the securities class action. On December 9, 2022, plaintiffs in the Federal Derivative Action filed a verified consolidated stockholder derivative complaint on behalf of the Company against certain current and former members of its Board of Directors and certain of its officers. The complaint alleges breaches of fiduciary duties, insider trading, and violations of Sections 14(a), 10(b) and 21D of the Exchange Act. The complaint seeks damages, declaratory relief, corporate governance measures, equitable and injunctive relief, restitution and disgorgement, and attorneys’ fees and costs. On January 3, 2023, pursuant to a joint stipulation, the court ordered all proceedings in the Federal Derivative Action stayed pending the resolution of the securities class action. On July 28, 2023, the Lincolnshire matter was stayed pending the resolution of the securities class action, pursuant to the parties’ stipulation.

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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

The results of our operating segments are summarized for the periods presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue:
Medicare	$55,430	$41,062	$117,264	$136,129
Individual, Family and Small Business	11,338	9,347	23,227	19,530
Total revenue	$66,768	$50,409	$140,491	$155,659

Segment profit (loss):
Medicare	$(4,695)	$(25,271)	$(8,068)	$(40,088)
Individual, Family and Small Business	6,693	4,343	14,106	9,597
Segment profit (loss)	1,998	(20,928)	6,038	(30,491)
Corporate	(16,806)	(12,322)	(33,501)	(27,587)
Stock-based compensation expense	(6,193)	(5,505)	(11,187)	(10,790)
Depreciation and amortization	(5,151)	(5,349)	(10,396)	(10,127)
Impairment, restructuring and other charges	—	(1,369)	—	(6,192)
Other income (expense), net	108	(1,167)	(484)	(2,188)
Loss before income taxes	$(26,044)	$(46,640)	$(49,530)	$(87,375)

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

Geographic Information

Our long-lived assets primarily consist of property and equipment and internally developed software. Our long-lived assets are attributed to the geographic location in which they are located. Long-lived assets by geographical area are summarized as follows (in thousands):

	June 30, 2023	December 31, 2022
United States	$32,935	$37,915
China	282	381
Total	$33,217	$38,296

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Significant Customers

Substantially all revenue for the three and six months ended June 30, 2023 and 2022 was generated from customers located in the United States. Carriers representing 10% or more of our total revenue are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Humana	28%	14%	27%	19%
UnitedHealthCare (1)	23%	23%	22%	21%
Aetna (1)	8%	11%	7%	11%
Centene (1)	3%	13%	3%	14%
____________

(1)Percentages include the carriers’ subsidiaries.

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

Subsequent to becoming a remote first workplace in the third quarter of 2022, we have executed several subleases of our office space in the United States. The subleases run through the remaining term of the primary leases. As of June 30, 2023, we expect to generate a total of $15.2 million in future sublease income through January 31, 2030. Sublease income is recorded on a straight-line basis as a reduction of lease expense in our Condensed Consolidated Statements of Comprehensive Loss.

The components of operating lease costs for the three and six months ended June 30, 2023 and 2022 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating lease expense	$1,835	$1,912	$3,690	$3,824
Operating sublease income	(577)	(43)	(1,153)	(85)
Total operating lease cost	$1,258	$1,869	$2,537	$3,739

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Supplemental information related to our leases are as follows (dollars in thousands):

	Six Months Ended June 30,
	2023	2022
Cash paid for amounts included in the measurement of operating lease liabilities	$4,369	$3,909

	June 30, 2023	December 31, 2022
Weighted-average remaining lease term of operating leases	5.3 years	5.7 years
Weighted-average discount rate used to recognize operating lease right-of-use-assets	5.6%	5.6%

As of June 30, 2023, maturities of our operating lease liabilities are as follows (in thousands):

Year ending December 31,
2023 (remainder)	$4,237
2024	8,404
2025	8,610
2026	7,396
2027	6,773
Thereafter	8,201
Total lease payments (1)	$43,621
Less imputed interest	(6,216)
Total	$37,405
____________
(1)Non-cancellable sublease income for the remainder of 2023 and the years ending December 31, 2024, 2025, 2026, 2027 and thereafter of $0.9 million, $2.4 million, $2.6 million, $2.7 million, $2.8 million, and $3.8 million, respectively, are not included in the table above.

Note 11 — Impairment, Restructuring and Other Charges

The following table details impairment, restructuring and other charges for each of the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Restructuring and reorganization charges	$—	$1,369	$—	$6,192
Impairment, restructuring and other charges	$—	$1,369	$—	$6,192

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Restructuring

Our restructuring and reorganization costs and liabilities consist primarily of severance, transition and other related costs. The following table summarizes the cash-based restructuring and reorganization related liabilities (in thousands):

Balance at December 31, 2022	$366
Restructuring and reorganization charges	—
Payments	(366)
Balance at June 30, 2023	$—

During the three and six months ended June 30, 2023, we incurred no pre-tax restructuring charges. As of June 30, 2023, we had no restructuring accrual on our Condensed Consolidated Balance Sheet.

In the first half of 2022, we eliminated 339 full-time positions, which represented approximately 14% of our workforce, primarily within our customer care and enrollment group, and to a lesser extent, in our marketing and advertising, technology and content, and general and administrative groups, and, as a result, recorded pre-tax restructuring charges of $6.2 million in the “Impairment, restructuring and other charges” line in our Condensed Consolidated Statements of Comprehensive Loss for the six months ended June 30, 2022.

Note 12 – Debt

On February 28, 2022, we entered into a term loan credit agreement with Blue Torch Finance LLC, as administrative agent and collateral agent, and other lenders party thereto (the “Original Credit Agreement”). On August 16, 2022, we entered into an Amendment (the “Amendment”) to the Original Credit Agreement (as amended by the Amendment, the “Credit Agreement”). The Amendment replaced the LIBOR-based Adjusted Euro currency Rate (as defined in the Original Credit Agreement) with Adjusted Term SOFR (as defined in the Amendment) as a reference rate for loans under the Credit Agreement. The proceeds of the loans under the Credit Agreement may be used for working capital and general corporate purposes, to refinance our credit agreement with Royal Bank of Canada (“RBC”) and to pay fees and expenses in connection with the entry into the Credit Agreement.

The Credit Agreement provides for a $70.0 million secured term loan credit facility. We incurred closing costs totaling $5.1 million, which were recorded as a direct deduction from the face of the loan on our Condensed Consolidated Balance Sheets. There were $3.1 million of unamortized issuance costs as of June 30, 2023. The carrying value of the term loan approximates the fair value, based on Level 2 inputs (observable market prices in less than active markets), as the interest rate is variable over the selected interest period and is similar to current rates at which we can borrow funds. The carrying value of the loan was $66.9 million as of June 30, 2023.

The Original Credit Agreement bore interest, at our option, at either a rate based on the LIBOR for the applicable interest period or a base rate, in each case plus a margin. The base rate was the highest of the prime rate, the federal funds rates plus 0.50% and one month adjusted LIBOR plus 1.00%. The margin was 7.50% for LIBOR loans and 6.50% for base rate loans. After the Amendment, the loans under the Credit Agreement bear interest, at our option, at either a rate based on the Adjusted Term SOFR or a base rate, in each case plus a margin. The base rate is the highest of the prime rate, the federal funds rate plus 0.50% and three-month Adjusted Term SOFR plus 1.00%. The margin is 7.50% for Adjusted Term SOFR loans and 6.50% for base rate loans. As of June 30, 2023, the interest rate was 13.03%. For the three and six months ended June 30, 2023, we incurred interest expense of $2.2 million and $4.4 million, respectively. For the three and six months ended June 30, 2022, we incurred interest expense of $1.5 million and $2.2 million, respectively.

Furthermore, as part of the Credit Agreement, we incur a $0.3 million fee per annum, payable annually. The outstanding obligations under the Credit Agreement are payable in full on the maturity date. The Credit Agreement

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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

Financial covenants in the Credit Agreement require that we maintain Liquidity (as defined in the Credit Agreement) at or above $25.0 million as of the last calendar day of any month. The Credit Agreement also requires that the outstanding amount as of the last calendar day of any month be less than 50% of our total contract assets - commissions receivables (i.e., both current and non-current commissions receivables). As of June 30, 2023, we were in compliance with our loan covenants.

In the first quarter of 2022, we terminated our credit agreement with RBC, pursuant to which we had an up to $75 million revolving credit facility, in connection with entering into the Credit Agreement and as a result, wrote off our remaining related debt issuance cost of $0.4 million. We had no outstanding borrowings under our agreement with RBC at the time of termination.

Note 13 – Income Taxes

The following table summarizes our benefit from income taxes and our effective tax rates for the periods presented below (in thousands, except effective tax rate):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Loss before income taxes	$(26,044)	$(46,640)	$(49,530)	$(87,375)
Benefit from income taxes	(2,543)	(9,138)	(6,151)	(17,131)
Effective tax rate	9.8%	19.6%	12.4%	19.6%

For the three and six months ended June 30, 2023, we recognized a benefit from income taxes of $2.5 million and $6.2 million, respectively, representing an effective tax rate of 9.8% and 12.4%, respectively, which was lower than the statutory federal tax rate primarily due to stock-based compensation adjustments and non-deductible lobbying expenses, partially offset by research and development credits and state taxes. For the three and six months ended June 30, 2022, we recognized a benefit from income taxes of $9.1 million and $17.1 million, respectively, representing an effective tax rate of 19.6% for both periods which was lower than the statutory federal tax rate primarily due to stock-based compensation adjustments and non-deductible lobbying expenses, partially offset by research and development credits.

Assessing the realizability of our deferred tax assets is dependent upon several factors, including the likelihood and amount, if any, of future taxable income in relevant jurisdictions during the periods in which those temporary differences become deductible. We forecast taxable income by considering all available positive and negative evidence, including our history of operating income and losses and our financial plans and estimates that we use to manage the business. These assumptions require significant judgment about future taxable income. As a result, the amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change. We continue to recognize our deferred tax assets as of June 30, 2023, as we believe it is more likely than not that the net deferred tax assets will be realized, with the exception of certain net operating losses and credits that are expected to expire unutilized which have a valuation allowance.

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

Overview

We are a leading private online health insurance marketplace with a technology and service platform that provides consumer engagement, education and health insurance enrollment solutions. Our mission is to expertly guide consumers through their health insurance enrollment and related options, when, where and how they prefer. Our platform leverages technology to solve a critical problem in a large and growing market by aiding consumers in what has traditionally been a complex, confusing and opaque health insurance purchasing process. Our omnichannel consumer engagement platform differentiates our offering from other brokers and enables consumers to use our services online, by telephone with a licensed insurance agent or through a hybrid online assisted interaction that includes live agent chat and co-browsing capabilities. We have created a consumer-centric marketplace that offers consumers a broad choice of insurance products that includes thousands of Medicare Advantage, Medicare Supplement, Medicare Part D prescription drug, individual, family, small business and other ancillary health insurance products from approximately 200 health insurance carriers across all 50 states and the District of Columbia. Our plan recommendation tool curates this broad plan selection by analyzing customer health-related information against plan data for insurance coverage fit. This tool is supported by a unified data platform and is available to our ecommerce customers and our licensed agents. We strive to be the most trusted partner to the consumer in their life’s journey through the health insurance market.

Business Update

Beginning in the fourth quarter of 2021, the Company began to execute significant strategic and management changes to transform our business and adapt to the evolving needs of our customers in order to position ourselves for long-term success. In 2022, we purposefully slowed down our enrollment volume and revenue growth as we worked to implement a number of transformation initiatives aimed at increasing the effectiveness of our sales and marketing organizations and further enhancing consumer experience, as well as rationalizing our cost structure. As a result, we entered 2023 on a significantly improved cost foundation compared to the same period prior year.

During the first six months of 2023, we continued to execute on our multi-year transformation plan with an emphasis on enrollment quality, member experience, engagement built around audience segmentation and targeting, differentiated messaging based on our unique value proposition and gradual scaling of our direct and strategic partner marketing channels as we reduce our reliance on lead aggregators. Over the last several months, we have achieved significant improvement in our conversion rates, member retention and Complaint Tracking Module (“CTM”) scores. As a result of positive retention dynamics and the favorable commissions environment of the past two years, we recognized $18.7 million in positive net adjustment revenue across most products during the second quarter of 2023.

Beginning in the second quarter of 2022, we substantially reduced our agent headcount as we began to implement our transformation plan. As a result, our agent headcount was significantly lower at the beginning of the second quarter of 2023 compared to the same point in time prior year. During the second quarter of 2023, we began to scale our agent headcount in preparation for the 2024 annual enrollment period when we expect to resume Medicare enrollment growth year over year. Most of our agent hiring has been finalized as of the end of July, and agent training is underway. We are also in the process of implementing our branding and demand generation strategies planned for the 2024 annual enrollment period launch and have started the initial marketing investment ramp up ahead of the fourth quarter of 2023.

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
•the number of approved members for Medicare-related, individual and family, small business and ancillary health insurance plans from whom we have received an initial commission payment; and
•the constrained lifetime value (“LTV”) of approved members for Medicare-related, individual and family and ancillary health insurance plans we sell, as well as the estimated annual value of approved members for small business plans we sell.

Approved Members

Approved members represent the number of individuals on submitted applications that were approved by the relevant insurance carrier for the identified product during the current period. The applications may be submitted in either the current period or prior periods. Not all approved members ultimately become paying members.

The following table shows approved members by product for the periods presented:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2023	2022		2023	2022
Medicare
Medicare Advantage	35,597	51,506	(31)%	96,048	133,937	(28)%
Medicare Supplement	2,923	3,092	(5)%	7,508	9,648	(22)%
Medicare Part D	2,948	4,845	(39)%	6,794	11,668	(42)%
Total Medicare	41,468	59,443	(30)%	110,350	155,253	(29)%
Individual and Family	4,285	4,601	(7)%	14,384	14,402	—%
Ancillary	13,051	18,266	(29)%	29,707	37,236	(20)%
Small Business	1,964	1,825	8%	3,903	4,339	(10)%
Total Approved Members	60,768	84,135	(28)%	158,344	211,230	(25)%

Three Months Ended June 30, 2023 and 2022 – Total Medicare approved members declined 30% during the three months ended June 30, 2023 compared to the same period in 2022, reflecting a decline across all Medicare products that we market, including Medicare Advantage, Medicare Supplement and Medicare Part D prescription drug plans. This decline was driven by the decrease in submitted applications as a result of reduced member acquisition spend, including marketing, as we focused on implementing operational enhancements to our sales and marketing organizations with a plan to resume enrollment growth in the fourth quarter on a significantly improved operational and cost foundation.

Individual and family plan approved members declined 7% during the three months ended June 30, 2023 compared to the same period in 2022. Ancillary product approved members declined 29% during the three months ended June 30, 2023 compared to the same period in 2022 driven by declines in approved members across all ancillary insurance products that are typically cross sold with new individual and family plan enrollments and lower overall volume. Small business group health insurance approved members increased 8% during the three months ended June 30, 2023 compared to the same period in 2022.

Six Months Ended June 30, 2023 and 2022 – Total Medicare approved members declined 29% during the six months ended June 30, 2023 compared to the same period in 2022, reflecting a decline across all Medicare products that we market. This decline was driven by a decrease in submitted applications as a result of reduced member acquisition spend, including marketing and customer care and enrollment, as we focused on implementing operational enhancements to our sales and marketing organizations with a plan to resume enrollment growth in the fourth quarter on a significantly improved operational and cost foundation.

Individual and family plan approved members remained flat during the six months ended June 30, 2023 compared to the same period in 2022 due to a 4% increase in non-qualified health plans, partially offset by a 5% decrease in qualified health plans. The increase in non-qualified health plans was driven by individual coverage health reimbursement arrangement opportunities in 2023, partially offset by a decrease in submitted applications. Ancillary product approved members declined 20% during the six months ended June 30, 2023 compared to the same period in 2022, reflecting declines in approved members across all ancillary insurance products that are typically cross sold with new individual and family plan enrollments and lower overall volume. Small business group health insurance approved members declined 10% during the six months ended June 30, 2023 compared to the same period in 2022 due to lower conversion rates.

Estimated Constrained Lifetime Value of Commissions Per Approved Member

The following table shows our estimated constrained LTV of commissions per approved member by product for the periods presented below:

	Three Months Ended June 30,		% Change
	2023	2022
Medicare (1) (2)
Medicare Advantage	$891	$886	1%
Medicare Supplement	875	913	(4)%
Medicare Part D	231	207	12%
Individual and Family (1)
Non-Qualified Health Plans	329	327	1%
Qualified Health Plans	357	340	5%
Ancillary (1)
Short-term	161	167	(4)%
Dental	98	99	(1)%
Vision	66	60	10%
Small Business (1)	229	201	14%
__________

(1)Constrained LTV of commissions per approved member for Medicare, individual and family and ancillary plans represents commissions estimated to be collected over the estimated life of an approved member’s plan after applying constraints in accordance with our revenue recognition policy. Constrained LTV of commissions per approved member for small business represents the estimated commissions we expect to collect from the plan over the following twelve months. The estimate is driven by multiple factors, including but not limited to, contracted commission rates, carrier mix, estimated average plan duration, the regulatory environment, and cancellations of insurance plans offered by health insurance carriers with which we have a relationship and applied constraints. The constraints are applied to help ensure that commissions estimated to be collected over the estimated life of an approved member’s plan are recognized as revenue only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with future commissions receivable from the plan is subsequently resolved. These factors may result in varying values from period to period. For additional information on constrained LTV, see “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2022.

(2)The constraints for all Medicare products remained the same during the three months ended June 30, 2023, as compared to the same period in the prior year.

Medicare

The constrained LTV of commissions per approved member increased by 1% and 12% for Medicare Advantage and Medicare Part D product plans, respectively, during the three months ended June 30, 2023 compared to the same period in 2022. The increase in Medicare Advantage was primarily driven by favorable retention, partially offset by unfavorable commission rates due to carrier mix. The increase in Medicare Part D was primarily driven by favorable retention. The constrained LTV of commissions per approved member for Medicare Supplement decreased 4% compared to the same period in 2022 primarily driven by unfavorable commission rates due to carrier mix.

Individual and Family, Ancillary and Small Business

The constrained LTV of commissions per non-qualified approved member and per qualified approved member increased 1% and 5%, respectively, during the three months ended June 30, 2023 compared to the same period in 2022. The increase in constrained LTV of commissions per non-qualified approved member was due to an increase in paying approved applications, partially offset by unfavorable commission rates. The increase in constrained LTV of commissions per qualified approved member was due to a more favorable cohort mix.

The constrained LTV of commissions per approved member for vision plans increased 10% during the three months ended June 30, 2023 compared with the same period in 2022 due to favorable commission rate trends. The constrained LTV of commissions per approved member for short-term plans decreased by 4% during the three months ended June 30, 2023 compared to the same period in 2022 primarily due to unfavorable commission rates. Small business constrained LTV of commissions per approved member increased 14% compared to the same period in 2022 driven by an increase in cash collections.

Estimated Membership

Estimated membership represents the estimated number of members active as of the date indicated based on the number of members for whom we have received or applied a commission payment during the period of estimation. The following table shows estimated membership as of the periods presented below:

	As of June 30,		% Change
	2023	2022
Medicare (1)
Medicare Advantage	572,799	589,553	(3)%
Medicare Supplement	94,372	104,414	(10)%
Medicare Part D	211,144	223,474	(6)%
Total Medicare	878,315	917,441	(4)%

Individual and Family (1)	90,082	101,802	(12)%
Ancillary (1)	196,141	224,649	(13)%
Small Business (2)	46,560	49,172	(5)%
Total Estimated Membership	1,211,098	1,293,064	(6)%
__________________

(1)To estimate the number of members on Medicare-related, individual and family, and ancillary health insurance plans, we take the respective sum of: (i) the number of members for whom we have received or applied a commission payment for a month that may be up to three months prior to the date of estimation (after reducing that number using historical experience for assumed member cancellations over the period being estimated); and (ii) the number of approved members over that period (after reducing that number using historical experience for an assumed number of members who do not accept their approved policy and for estimated member cancellations through the date of the estimate). To the extent we determine through confirmations from a health insurance carrier that a commission payment is delayed or is inaccurate as of the date of estimation, we adjust the estimated membership to also reflect the number of members for whom we expect to receive or to refund a commission payment. Further, to the extent we have received substantially all of the commission payments related to a given month during the period being estimated, we will take the number of members for whom we have received or applied a commission payment during the month of estimation. For ancillary health insurance plans, the one- to three-month period varies by insurance product and is largely dependent upon the timeliness of commission payment and related reporting from the related carriers.

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

After we have estimated membership for a period, we may receive information from health insurance carriers that would have impacted the estimate if we had received the information prior to the date of estimation. We may receive commission payments or other information that indicates that a member who was not included in our estimates for a prior period was in fact an active member at that time, or that a member who was included in our estimates was in fact not an active member of ours. For instance, we reconcile information carriers provide to us and may determine that we were not historically paid commissions owed to us, which would cause us to have underestimated membership. Conversely, carriers may require us to return commission payments paid in a prior period due to policy cancellations for members we previously estimated as being active. We do not update our estimated membership numbers reported in previous periods. Instead, we reflect updated information regarding our historical membership in the membership estimate for the current period. If we experience a significant variance in historical membership as compared to our initial estimates, while we keep the prior period data consistent with previously reported amounts, we may provide the updated information in other communications or disclosures. As a result of the delay in our receipt of information from insurance carriers, actual trends in our membership are most discernible over periods longer than from one quarter to the next, making it difficult for us to determine with any certainty the impact of current conditions on our membership retention. Various circumstances could cause the assumptions and estimates that we make in connection with estimating our membership to be inaccurate, which would cause our membership estimates to be inaccurate.

Total Medicare estimated membership as of June 30, 2023 decreased 4% compared to estimated membership as of June 30, 2022 due to a decline across all Medicare products. The overall decline in Medicare estimated membership was primarily due to a decrease in overall Medicare approved applications as we temporarily reduced our investment in demand generation initiatives.

Individual and family plan estimated membership as of June 30, 2023 declined 12% compared to estimated membership as of June 30, 2022 due to a decrease in applications. Ancillary plan estimated membership as of June 30, 2023 declined 13% compared to estimated membership as of June 30, 2022 primarily as a result of the decline in applications across all ancillary plans.

Member Acquisition

Marketing initiatives are an important component of our strategy to increase revenue and are primarily designed to encourage consumers to complete an application for health insurance. Variable marketing costs represent direct costs incurred in member acquisition from our marketing partners and online advertising channels. Variable marketing costs exclude fixed overhead costs, such as personnel related costs, consulting expenses, facilities and other operating costs allocated to the marketing and advertising department. In addition, we incur customer care and enrollment (“CC&E”) expenses in assisting applicants during the enrollment process.

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

The following table shows the variable marketing cost per approved member and the CC&E expense per approved member metrics for the periods presented below:

	Three Months Ended June 30,		% Change
	2023	2022
Medicare
CC&E cost per MA-equivalent approved member (1)	$774	$486	59%
Variable marketing cost per MA-equivalent approved member (1)	396	410	(3)%
Total acquisition cost per MA-equivalent approved member	$1,170	$896	31%
Individual and Family Plan
CC&E cost per IFP-equivalent approved member (2)	$252	$149	69%
Variable marketing cost per IFP-equivalent approved member (2)	56	102	(45)%
Total acquisition cost per IFP-equivalent approved member	$308	$251	23%
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

CC&E cost per MA-equivalent approved member increased 59% in the three months ended June 30, 2023 compared to the same period in 2022. The increase is primarily driven by a $6.0 million increase in costs associated with the hiring and training of new agents during the second quarter of 2023 in preparation for the 2024 annual enrollment period. Such agents are primarily engaged in training and did not generate approved members for a majority of the quarter. Additionally, the increase in CC&E cost per MA-equivalent approved member was partially due to the overall decrease in Medicare approved members in the second quarter of 2023 as compared to the same period in 2022 as we focused on implementing operational enhancements to our sales and marketing organizations. Variable marketing cost per MA-equivalent approved member decreased 3% compared to the same period in 2022 primarily attributable to improved telesales conversion rates as well as our cost reduction initiatives which began in 2022.

CC&E cost per IFP-equivalent approved member increased 69% in the three months ended June 30, 2023 compared to the same period in 2022. The increase was primarily due to our increased investment in IFP plans, including individual coverage health reimbursement arrangements and state exchange opportunities, as well as a decline in approved members in the current period compared to the same period last year. Variable marketing cost per IFP-equivalent approved member decreased 45% in the three months ended June 30, 2023 compared to the same period in 2022 primarily due to lower marketing spend as a result of our cost reduction initiatives.

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
•Stock-Based Compensation; and
•Accounting for Income Taxes.

There have been no changes to our critical accounting policies and estimates described in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission on March 1, 2023, that have had a significant impact on our condensed consolidated financial statements and related notes. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022, for a complete discussion of our other critical accounting policies and estimates.

Results of Operations

The following table sets forth our operating results and related percentage of total revenue for the periods presented (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
Revenue
Commission	$60,186	90%	$47,835	95%	$128,189	91%	$141,685	91%
Other	6,582	10%	2,574	5%	12,302	9%	13,974	9%
Total revenue	66,768	100%	50,409	100%	140,491	100%	155,659	100%
Operating costs and expenses (1)
Cost of revenue	253	—%	423	1%	468	—%	296	—%
Marketing and advertising	23,284	35%	29,963	59%	56,183	40%	88,417	57%
Customer care and enrollment	32,862	49%	29,149	58%	59,819	43%	71,313	46%
Technology and content	14,500	22%	17,780	31%	30,044	21%	37,443	24%
General and administrative	22,021	33%	17,198	34%	43,023	31%	37,185	24%
Impairment, restructuring and other charges	—	—%	1,369	3%	—	—%	6,192	4%
Total operating costs and expenses	92,920	139%	95,882	190%	189,537	135%	240,846	155%
Loss from operations	(26,152)	(39)%	(45,473)	(90)%	(49,046)	(35)%	(85,187)	(55)%
Other income (expense), net	108	—%	(1,167)	(2)%	(484)	—%	(2,188)	(1)%
Loss before income taxes	(26,044)	(39)%	(46,640)	(93)%	(49,530)	(35)%	(87,375)	(56)%
Benefit from income taxes	(2,543)	(4)%	(9,138)	(18)%	(6,151)	(4)%	(17,131)	(11)%
Net loss	$(23,501)	(35)%	$(37,502)	(74)%	$(43,379)	(31)%	$(70,244)	(45)%
____________

(1)Operating costs and expenses include the following amounts of stock-based compensation expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Marketing and advertising	$538	$428	$993	$741
Customer care and enrollment	788	512	1,393	966
Technology and content	1,173	1,821	2,078	3,671
General and administrative	3,694	2,744	6,723	5,412
Total stock-based compensation expense	$6,193	$5,505	$11,187	$10,790

Revenue

Our commission revenue, other revenue and total revenue are summarized as follows (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	$	%	2023	2022	$	%
Commission	$60,186	$47,835	$12,351	26%	$128,189	$141,685	$(13,496)	(10)%
% of total revenue	90%	95%			91%	91%
Other	6,582	2,574	4,008	156%	12,302	13,974	(1,672)	(12)%
% of total revenue	10%	5%			9%	9%
Total revenue	$66,768	$50,409	$16,359	32%	$140,491	$155,659	$(15,168)	(10)%

Three Months Ended June 30, 2023 and 2022 – Commission revenue increased $12.4 million, or 26%, during the three months ended June 30, 2023 compared to the same period in 2022 due to a $10.3 million, or 26%, increase in commission revenue from the Medicare segment and a $2.0 million, or 23%, increase in Individual, Family and Small Business segment commission revenue.

The increase in commission revenue from the Medicare segment was driven by $13.4 million in net adjustment revenue from prior period enrollments for the three months ended June 30, 2023 compared to $(10.8) million in net adjustment revenue for the same period in 2022. This was partially offset by a 30% decline in overall Medicare plan approved members, specifically a 31% decline in Medicare Advantage plan approved members compared to the same period in 2022. The increase in net adjustment revenue reflects positive retention dynamics, and the favorable commissions environment of the past two years.

The increase in commission revenue from the Individual, Family and Small Business segment was primarily due to an increase in LTV and $5.3 million in net adjustment revenue from prior period enrollments for the three months ended June 30, 2023 compared to $2.1 million in net adjustment revenue for the same period in 2022, partially offset by a 29% and 7% decline in ancillary product and individual and family plan approved members, respectively. See Summary of Selected Metrics above and Segment Information below for further discussion.

Other revenue increased $4.0 million, or 156%, during the three months ended June 30, 2023 compared to the same period in 2022 due to an increase in advertising revenue.

Six Months Ended June 30, 2023 and 2022 – Commission revenue decreased $13.5 million, or 10%, during the six months ended June 30, 2023 compared to the same period in 2022 due to a $17.3 million, or 14%, decrease in commission revenue from the Medicare segment, partially offset by a $3.8 million, or 21%, increase in Individual, Family and Small Business segment commission revenue.

The decrease in commission revenue from the Medicare segment was driven by a 29% decline in overall Medicare plan approved members, specifically a 28% decline in Medicare Advantage plan approved members compared to the same period in 2022, as we temporarily pulled back on member acquisition spend. This decrease in commission revenue was partially offset by $13.5 million in net adjustment revenue from prior period enrollments for the six months ended June 30, 2023 compared to $(10.7) million in net adjustment revenue for the same period in 2022. The increase in net adjustment revenue reflects positive retention dynamics and the favorable commissions environment of the past two years.

The increase in commission revenue from the Individual, Family and Small Business segment was primarily due to $6.8 million in net adjustment revenue from prior period enrollments for the six months ended June 30, 2023 compared to $2.5 million in net adjustment revenue for the same period in 2022, partially offset by a 20% decline in ancillary product approved members. See Summary of Selected Metrics above and Segment Information below for further discussion.

Other revenue decreased $1.7 million, or 12%, during the six months ended June 30, 2023 compared to the same period in 2022 due to a decrease in advertising revenue.

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

Our cost of revenue is summarized as follows (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	$	%	2023	2022	$	%
Cost of revenue	$253	$423	$(170)	(40)%	$468	$296	$172	58%
% of total revenue	—%	1%			—%	—%

Three Months Ended June 30, 2023 and 2022 – Cost of revenue decreased by $0.2 million during the three months ended June 30, 2023, compared to the same period in 2022, primarily due to decreased activity from our revenue sharing arrangements.

Six Months Ended June 30, 2023 and 2022 – Cost of revenue increased by $0.2 million during the six months ended June 30, 2023, compared to the same period in 2022, primarily due to increased activity from our revenue sharing arrangements.

Marketing and Advertising

Marketing and advertising expenses consist primarily of member acquisition expenses directly associated with our marketing partner and online advertising member acquisition channels, in addition to compensation and other expenses related to marketing, business development, partner management, public relations and carrier relations personnel who support our offerings. We recognize expenses in our direct member acquisition channel in the period in which they are incurred. We generally compensate our marketing partners for referrals based on the consumer submitting a health insurance application on our platform, regardless of whether the consumer’s application is approved by the health insurance carrier, or for the referral of a Medicare-related lead to us by the marketing partner.

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

Our marketing and advertising expenses are summarized as follows (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	$	%	2023	2022	$	%
Marketing and advertising	$23,284	$29,963	$(6,679)	(22)%	$56,183	$88,417	$(32,234)	(36)%
% of total revenue	35%	59%			40%	57%

Three Months Ended June 30, 2023 and 2022 – Marketing and advertising expenses decreased $6.7 million, or 22%, during the three months ended June 30, 2023 compared to the same period in 2022, primarily driven by a $7.8 million decrease in variable advertising costs and a $1.0 million decrease in consulting expenses, partially offset by a $1.1 million increase in personnel and compensation costs and a $1.1 million increase in product research related expenses. The decrease in variable advertising costs reflects our decision to temporarily reduce member acquisition spend as we enhance our sales and marketing organizations and prepare to resume enrollment growth in the fourth quarter of 2023 on a substantially improved operational and cost foundation.

Six Months Ended June 30, 2023 and 2022 – Marketing and advertising expenses decreased $32.2 million, or 36%, during the six months ended June 30, 2023 compared to the same period in 2022, primarily driven by a $31.3 million decrease in variable advertising costs, a $1.7 million decrease in consulting expenses and a $0.5 million decrease in facilities and other expenses, partially offset by a $0.8 million increase in product research related expenses. The decrease in variable advertising costs reflects our decision to temporarily reduce member acquisition spend as we enhance our sales and marketing organizations and prepare to resume enrollment growth in the fourth quarter of 2023 on a substantially improved operational and cost foundation.

Customer Care and Enrollment

Customer care and enrollment expenses primarily consist of compensation, benefits and licensing costs for personnel engaged in assistance to applicants who call our customer care center and for enrollment personnel who assist applicants during the enrollment process.

Our customer care and enrollment expenses are summarized as follows (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	$	%	2023	2022	$	%
Customer care and enrollment	$32,862	$29,149	$3,713	13%	$59,819	$71,313	$(11,494)	(16)%
% of total revenue	49%	58%			43%	46%

Three Months Ended June 30, 2023 and 2022 – Customer care and enrollment expenses increased $3.7 million, or 13%, during the three months ended June 30, 2023 compared to the same period in 2022, primarily due to a $4.3 million increase in personnel costs which reflects costs associated with new agent hiring, training and licensing ahead of the fourth quarter annual enrollment period, partially offset by a $0.5 million decrease in consulting expenses.

Six Months Ended June 30, 2023 and 2022 – Customer care and enrollment expenses decreased $11.5 million, or 16%, during the six months ended June 30, 2023 compared to the same period in 2022, primarily due to a $9.3 million decrease in personnel costs from lower headcount, a $0.7 million decrease in facilities and other expenses, a $0.7 million decrease in licensing costs and a $0.7 million decrease in consulting expenses.

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

Our technology and content expenses are summarized as follows (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	$	%	2023	2022	$	%
Technology and content	$14,500	$17,780	$(3,280)	(18)%	$30,044	$37,443	$(7,399)	(20)%
% of total revenue	22%	35%			21%	24%

Three Months Ended June 30, 2023 and 2022 – Technology and content expenses decreased $3.3 million, or 18%, during the three months ended June 30, 2023 compared to the same period in 2022 primarily driven by a $2.5 million decrease in personnel and compensation costs due to lower headcount reflective of our cost reduction program and a $0.6 million decrease in stock-based compensation expense.

Six Months Ended June 30, 2023 and 2022 – Technology and content expenses decreased $7.4 million, or 20%, during the six months ended June 30, 2023 compared to the same period in 2022 primarily driven by a $5.6 million decrease in personnel and compensation costs due to lower headcount, a $1.6 million decrease in stock-based compensation expense and a $0.6 million decrease in consulting costs, partially offset by a $1.0 million increase in amortization of internally developed software.

General and Administrative

General and administrative expenses include compensation and benefits costs for personnel working in our executive, finance, investor relations, government affairs, legal, compliance, human resources, internal audit, facilities and internal information technology departments. These expenses also include fees paid for outside professional services, including audit, tax, legal, government affairs and information technology fees.

Our general and administrative expenses are summarized as follows (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	$	%	2023	2022	$	%
General and administrative	$22,021	$17,198	$4,823	28%	$43,023	$37,185	$5,838	16%
% of total revenue	33%	34%			31%	24%

Three Months Ended June 30, 2023 and 2022 – General and administrative expenses increased $4.8 million, or 28%, during the three months ended June 30, 2023 compared to the same period in 2022, primarily driven by increases of $3.0 million in professional fees, $2.9 million in personnel costs due to increased bonus accrual and $1.0 million in stock-based compensation expense, partially offset by a decrease of $1.7 million in consulting expenses.

Six Months Ended June 30, 2023 and 2022 – General and administrative expenses increased $5.8 million, or 16%, during the six months ended June 30, 2023 compared to the same period in 2022, primarily driven by increases of $3.7 million in personnel costs due to increased bonus accrual and changes in senior management, $2.6 million in professional fees, $1.3 million in stock-based compensation expense and $0.6 million in facilities and other expenses, partially offset by decreases of $1.6 million in consulting expenses, $0.5 million in depreciation and amortization expenses and $0.5 million in licensing costs.

Impairment, Restructuring and Other Charges

Our impairment, restructuring and other charges consist primarily of severance, transition and other related costs and impairment charges. Our impairment, restructuring and other charges are summarized as follows (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	$	%	2023	2022	$	%
Impairment, restructuring and other charges	$—	$1,369	$(1,369)	(100)%	$—	$6,192	$(6,192)	(100)%
% of total revenue	—%	3%			—%	4%

Three Months Ended June 30, 2023 and 2022 – We incurred no impairment, restructuring and other charges during the three months ended June 30, 2023 compared to $1.4 million of impairment, restructuring and other charges during the three months ended June 30, 2022. These charges primarily consisted of severance and other personnel related costs related to a reduction in force that occurred in the first half of 2022.

Six Months Ended June 30, 2023 and 2022 – We incurred no impairment, restructuring and other charges for the six months ended June 30, 2023 compared to $6.2 million of impairment, restructuring and other charges for the six months ended June 30, 2022. These charges primarily consisted of severance and other personnel related costs related to a reduction in force that occurred in the first half of 2022.

Other Income (Expense), Net

Other income (expense), net, primarily consisted of interest expense and fees related to our Credit Agreement, offset by interest income and margin earned on commissions received from Medicare plan members transferred to us in 2010 through 2012 by a broker partner.

Our other income (expense), net, is summarized as follows (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	$	%	2023	2022	$	%
Other income (expense), net	$108	$(1,167)	$1,275	109%	$(484)	$(2,188)	$1,704	78%
% of total revenue	—%	(2)%			—%	(1)%

Three Months Ended June 30, 2023 and 2022 – Other income, net, was $0.1 million during the three months ended June 30, 2023, compared to other expense, net, of $1.2 million during the three months ended June 30, 2022. The change was primarily due to an increase of $1.9 million in interest income, partially offset by an increase of $0.7 million of interest expense related to the term loan credit agreement.

Six Months Ended June 30, 2023 and 2022 – Other expense, net, was $0.5 million during the six months ended June 30, 2023, compared to other expense, net, of $2.2 million during the six months ended June 30, 2022. The change was primarily due to an increase of $3.6 million in interest income, partially offset by an increase of $2.2 million of interest expense related to the term loan credit agreement entered into during the first quarter of 2022.

Benefit from Income Taxes

Our benefit from income taxes is summarized as follows (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	$	%	2023	2022	$	%
Benefit from income taxes	$(2,543)	$(9,138)	$6,595	(72)%	$(6,151)	$(17,131)	$10,980	64%
Effective tax rate	9.8%	19.6%			12.4%	19.6%

Three Months Ended June 30, 2023 and 2022 – Our effective tax rate of 9.8% for the three months ended June 30, 2023 was lower than our 19.6% effective tax rate for the three months ended June 30, 2022 primarily due to fluctuations in stock-based compensation adjustments. Our effective tax rate for the three months ended June 30, 2023 was lower than the statutory federal tax rate due primarily to stock-based compensation adjustments and non-deductible lobbying expenses, partially offset by research and development credits and state taxes.

Six Months Ended June 30, 2023 and 2022 – Our effective tax rate of 12.4% for the six months ended June 30, 2023 was lower than our 19.6% effective tax rate for the six months ended June 30, 2022 primarily due to fluctuations in stock-based compensation adjustments. Our effective tax rate for the six months ended June 30, 2023 was lower than the statutory federal tax rate due primarily to stock-based compensation adjustments and non-deductible lobbying expenses, partially offset by research and development credits and state taxes.

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

The Individual, Family and Small Business segment consists primarily of amounts earned from our sale of individual, family and small business health insurance plans, including both qualified and non-qualified plans, and ancillary products sold to our non-Medicare-eligible customers, including but not limited to, dental, vision and short-term insurance. To a lesser extent, the Individual, Family and Small Business segment consists of amounts earned from our online sponsorship program that allows carriers to purchase advertising space in specific markets in a sponsorship area on our website, our licensing to third parties for the use of our health insurance ecommerce technology and our delivery and sale to third parties of individual and family health insurance plan leads generated by our ecommerce platforms and our marketing activities.

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

Our operating segment revenue and segment profit (loss) are summarized as follows (in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	$	%	2023	2022	$	%
Revenue:
Medicare	$55,430	$41,062	$14,368	35%	$117,264	$136,129	$(18,865)	(14)%
Individual, Family and Small Business	11,338	9,347	1,991	21%	23,227	19,530	3,697	19%
Total revenue	$66,768	$50,409	$16,359	32%	$140,491	$155,659	$(15,168)	(10)%

Segment profit (loss):
Medicare	$(4,695)	$(25,271)	$20,576	81%	$(8,068)	$(40,088)	$32,020	80%
Individual, Family and Small Business	6,693	4,343	2,350	54%	14,106	9,597	4,509	47%
Segment loss	1,998	(20,928)	22,926	110%	6,038	(30,491)	36,529	120%
Corporate	(16,806)	(12,322)	(4,484)	(36)%	(33,501)	(27,587)	(5,914)	(21)%
Stock-based compensation expense	(6,193)	(5,505)	(688)	(12)%	(11,187)	(10,790)	(397)	(4)%
Depreciation and amortization	(5,151)	(5,349)	198	4%	(10,396)	(10,127)	(269)	(3)%
Impairment, restructuring and other charges	—	(1,369)	1,369	100%	—	(6,192)	6,192	100%
Other income (expense), net	108	(1,167)	1,275	109%	(484)	(2,188)	1,704	78%
Loss before income taxes	$(26,044)	$(46,640)	$20,596	44%	$(49,530)	$(87,375)	$37,845	43%

Revenue

Three Months Ended June 30, 2023 and 2022 – Revenue from our Medicare segment increased $14.4 million, or 35%, during the three months ended June 30, 2023 compared to the same period in 2022, primarily attributable to a $10.3 million increase in commission revenue. The increase in Medicare segment commission revenue is primarily due to $13.4 million in net adjustment revenue from prior period enrollments for the three months ended June 30, 2023 compared to $(10.8) million in net adjustment revenue for the same period in 2022, partially offset by a 31% decline in Medicare Advantage plan approved members compared to the same period of the prior year as we execute on our transformation initiatives to optimize customer acquisition spend and ultimately return to sustainable profitable growth.

Revenue from our Individual, Family and Small Business segment increased $2.0 million, or 21%, during the three months ended June 30, 2023 compared to the same period in 2022, primarily attributable to an increase in LTV and $5.3 million in net adjustment revenue from prior period enrollments for the three months ended June 30, 2023 compared to $2.1 million net adjustment revenue for the same period in 2022, partially offset by a 29% decline in ancillary product approved members and a 7% decrease in individual and family plan approved members.

Six Months Ended June 30, 2023 and 2022 – Revenue from our Medicare segment decreased $18.9 million, or 14%, during the six months ended June 30, 2023 compared to the same period in 2022, primarily attributable to a $17.3 million decrease in commission revenue. The decrease in Medicare segment commission revenue is primarily due to a $15.1 million decrease in Medicare Advantage plan related commission revenue, as a result of a 28% decline in Medicare Advantage plan approved members compared to the same period prior year as we execute on our transformation initiatives to optimize customer acquisition spend and ultimately grow profitability. This decrease was offset by $13.5 million in net adjustment revenue from prior period enrollments for the six months ended June 30, 2023 compared to $(10.7) million in net adjustment revenue for the same period in 2022, reflecting positive retention dynamics and the favorable commissions environment of the past two years.

Revenue from our Individual, Family and Small Business segment increased $3.7 million, or 19%, during the six months ended June 30, 2023 compared to the same period in 2022, primarily attributable to a $3.8 million increase in commission revenue driven by an increase in LTV and $6.8 million in net adjustment revenue from prior period enrollments for the six months ended June 30, 2023 compared to $2.5 million in net adjustment revenue for the same period in 2022, partially offset by a 20% decline in ancillary product approved members.

Segment Profit (Loss)

Three Months Ended June 30, 2023 and 2022 – Our Medicare segment loss was $4.7 million during the three months ended June 30, 2023, an improvement of $20.6 million, or 81%, compared to segment loss of $25.3 million for the same period in 2022. This was driven by a $14.4 million increase in revenue and a $6.2 million decrease in operating expenses, excluding stock-based compensation expense, depreciation and amortization, impairment, restructuring and other charges, and other income (expense), net. The decrease in operating expenses was mostly attributable to continued impacts from our transformation initiatives which began in 2022.

Our Individual, Family and Small Business segment profit was $6.7 million during the three months ended June 30, 2023, an increase of $2.4 million, or 54%, compared to segment profit of $4.3 million for the same period in 2022. The increase was primarily driven by a $2.0 million increase in revenue.

Six Months Ended June 30, 2023 and 2022 – Our Medicare segment loss was $8.1 million during the six months ended June 30, 2023, an improvement of $32.0 million, or 80%, compared to segment loss of $40.1 million for the same period in 2022. This was driven by a $50.9 million decrease in operating expenses, excluding stock-based compensation expense, depreciation and amortization, impairment, restructuring and other charges, and other expense, net, offset by a $18.9 million decrease in revenue. The decrease in operating expenses was mostly attributable to continued impacts from our transformation initiatives which began in the second quarter of 2022.

Our Individual, Family and Small Business segment profit was $14.1 million during the six months ended June 30, 2023, an increase of $4.5 million, or 47%, compared to segment profit of $9.6 million for the same period in 2022. The increase was primarily driven by a $3.7 million increase in revenue.

Liquidity and Capital Resources

As of June 30, 2023, we had cash, cash equivalents and short-term marketable securities of $189.8 million. During the six months ended June 30, 2023, we generated operating cash flow of $51.4 million as summarized below. We have historically financed our operations primarily through cash generated from our operations, equity issuances and debt financing. Our principal uses of cash in recent periods have been funding working capital, purchases of short-term investments, the satisfaction of tax withholding obligations in connection with the settlement of restricted stock units, making payments on our operating lease obligations and service and licensing obligations, and complying with our debt servicing requirements and preferred stock dividend payment obligations.

Cash and Cash Equivalents

Our cash, cash equivalents and short-term marketable securities are summarized as follows (in thousands):

	June 30, 2023	December 31, 2022
Cash and cash equivalents	$153,185	$144,401
Short-term marketable securities	36,619	—
Total cash, cash equivalents and short-term marketable securities	$189,804	$144,401

Cash equivalents, which are comprised of financial instruments with an original maturity of 90 days or less from the date of purchase, primarily consist of money market funds and commercial paper. We also maintained $3.2 million in restricted cash as of June 30, 2023 and December 31, 2022.

Contractual Obligations and Commitments

Our contractual obligations and commitments include our operating leases and service and licensing obligations. See Note 10 – Leases in our Notes to Condensed Consolidated Financial Statements for details of our operating lease obligations. We have entered into service and licensing agreements with third party vendors to provide various services, including network access, equipment maintenance and software licensing. The terms of these services and licensing agreements are generally up to three years. We record the related service and licensing expenses on a straight-line basis, although actual cash payment obligations under certain of these agreements fluctuate over the terms of the agreements. See Note 8 – Commitments and Contingencies in our Notes to Condensed Consolidated Financial Statements.

Short-term obligations were $8.4 million for leases and $7.0 million for service and licensing as of June 30, 2023. Long-term obligations were $35.2 million for leases and $0.9 million for service and licensing as of June 30, 2023. We expect to fund these obligations through our existing cash and cash equivalents and cash generated from operations.

Convertible Preferred Stock

Pursuant an investment agreement dated February 17, 2021 with Echelon Health SPV, LP (“H.I.G.”) (the “H.I.G. Investment Agreement”), we issued and sold 2,250,000 shares of our newly designated Series A convertible preferred stock (“Series A Preferred Stock”) at an aggregate purchase price of $225.0 million to H.I.G. in a private placement and received $214.0 million net proceeds on April 30, 2021. During the second quarter of 2023, we made our initial 2% semiannual cash dividend payment in the aggregate amount of $0.9 million. The H.I.G. Investment Agreement also provides certain redemption rights on or after April 2027. In addition, the Company is required to maintain a Minimum Asset Coverage Ratio and a Minimum Liquidity Amount (each as defined in the H.I.G. Investment Agreement). As of June 30, 2023, we were in compliance with the Minimum Asset Coverage Ratio and the Minimum Liquidity Amount. See Note 6 — Convertible Preferred Stock in our Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information.

The Minimum Asset Coverage Ratio will increase to 2.5x starting in August 2023, and based on our current projection of our financial performance, we anticipate that we will not meet the Minimum Asset Coverage Ratio as of the initial compliance date at the end of the third quarter of 2023. In the event of a default, the H.I.G. Investment Agreement entitles H.I.G. to additional rights including, under certain circumstances, the right to nominate one additional member to our Board of Directors, the right to approve the Company’s annual budget, the right to approve hiring or termination of certain key executives and the right to approve certain indebtedness.

Term Loan Credit Agreement

On February 28, 2022, we entered into a term loan credit agreement providing for a $70.0 million secured term loan credit facility with Blue Torch Finance LLC as administrative agent and collateral agent, and other lenders party thereto, which agreement was subsequently amended on August 16, 2022 (as amended, the “Credit Agreement”) to update our borrowing benchmark from LIBOR to SOFR. The Credit Agreement matures in February 2025. As part of the Credit Agreement, we incur a $0.3 million fee per annum, payable annually. The loans under the Credit Agreement bear interest, at our option, at either a rate based on the Adjusted Term SOFR or a base rate, in each case plus a margin. The base rate is the highest of the prime rate, the federal funds rate plus 0.50% and three-month Adjusted Term SOFR plus 1.00%. The margin is 7.50% for Adjusted Term SOFR loans and 6.50% for base rate loans. As of June 30, 2023, the interest rate was 13.03%. For the three and six months ended June 30, 2023, we incurred interest expense of $2.2 million and $4.4 million, respectively.

As of June 30, 2023, the carrying value of the loan under the Credit Agreement was $66.9 million and we were in compliance with our loan covenants. See Note 12 – Debt of Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information regarding the Credit Agreement.

Availability and Use of Cash

We believe our current cash, cash equivalents and short-term marketable securities, including the proceeds from the equity financing we obtained on April 30, 2021 under the H.I.G. Investment Agreement and the term loan we obtained on February 28, 2022 under the Credit Agreement, and expected cash collections will be sufficient to fund our operations for at least 12 months after the filing date of this Quarterly Report on Form 10-Q.

Our future capital requirements will depend on many factors, including our enrollment volume, membership, retention rates, telesales conversion rates, and our level of investment in technology and content, marketing and advertising, customer care and enrollment and other initiatives. In addition, our cash position could be impacted by the level of investments we make to pursue our strategy. In 2022, we purposefully slowed down our enrollment volume and revenue growth as we worked to implement several transformation initiatives aimed at increasing the effectiveness of our sales and marketing organizations and further enhancing consumer experience, as well as rationalizing our cost structure to drive future profitability. During 2023, we are focusing on pursuing deliberate enrollment and revenue growth, continuing to build out our unified omnichannel marketing engine, focusing on enrollment quality and member retention, driving higher conversions on our platform and diversifying our revenue streams. To the extent that available funds are insufficient to fund our future activities or to execute our financial strategy, we may raise additional capital through bank debt, or public or private capital financing to the extent such funding sources are available. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all.

Cash Activities

Our cash flows for the six months ended June 30, 2023 are summarized as follows (in thousands):

	Six Months Ended June 30,
	2023	2022
Net cash provided by operating activities	$51,375	$21,346
Net cash provided by (used in) investing activities	(40,777)	28,264
Net cash provided by (used in) financing activities	(1,687)	63,418

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

Six Months Ended June 30, 2023 – Net cash provided by operating activities was $51.4 million during the six months ended June 30, 2023, primarily driven by changes in net operating assets and liabilities of $80.0 million and adjustments for non-cash items of $14.8 million, partially offset by a net loss of $43.4 million. Adjustments for non-cash items primarily consisted of $11.2 million of stock-based compensation expense and $9.1 million of amortization of internally developed software, partially offset by a $6.7 million decrease due to the change in deferred income taxes. Cash provided by changes in net operating assets and liabilities during the six months ended June 30, 2023 primarily consisted of decreases of $95.0 million in contract assets – commissions receivable and $2.0 million in accounts receivable, partly offset by decreases of $17.3 million in accrued marketing expenses.

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

Investing Activities

Our investing activities primarily consist of purchases and redemption of marketable securities, purchases of computer hardware and software to enhance our website and customer care operations and capitalized internal-use software.

Six Months Ended June 30, 2023 – Net cash used in investing activities of $40.8 million for the six months ended June 30, 2023 mainly consisted of $48.6 million used to purchase marketable securities and $4.2 million in capitalized internal-use software and website development costs, partially offset by $12.4 million in proceeds from the maturities and redemptions of marketable securities.

Six Months Ended June 30, 2022 – Net cash provided by investing activities of $28.3 million for the six months ended June 30, 2022 mainly consisted of $45.3 million of proceeds from the maturities and redemptions of marketable securities, partially offset by $8.4 million in capitalized internal-use software and website development costs and $8.4 million used to purchase marketable securities.

Financing Activities

Six Months Ended June 30, 2023 – Net cash used in financing activities of $1.7 million for the six months ended June 30, 2023 was primarily due to $1.1 million in repurchases of shares to satisfy employee tax withholding obligations and $0.9 million in payments of preferred stock dividends.

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

Our cash, cash equivalents, short-term marketable securities and restricted cash are summarized as follows (in thousands):

	June 30, 2023	December 31, 2022
Cash and cash equivalents (1) (2)	$153,185	$144,401
Short-term marketable securities (2)	36,619	—
Restricted cash	3,239	3,239
Total cash, cash equivalents, short-term marketable securities and restricted cash	$193,043	$147,640
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

Our portfolio of available-for-sale debt securities is exposed to credit and interest rate risk. As of June 30, 2023, we invested $36.6 million in marketable securities primarily consisting of commercial paper and agency bonds. The maturities of these securities were less than one year. See Note 4 – Fair Value Measurements in our Notes to Condensed Consolidated Financial Statements for further discussion on our available-for-sale debt securities.

As of June 30, 2023, our net contract assets – commissions receivable balance was $789.6 million. Our contracts with carriers expose us to credit risk that a financial loss could be incurred if the counterparty does not fulfill its financial obligation. While we are exposed to credit losses due to the non-performance of our counterparties, we consider the risk of this remote. We estimate our maximum credit risk in determining the contract assets – commissions receivable balance recognized on the balance sheet. We had allowances for credit losses of $2.1 million and $2.4 million as of June 30, 2023 and December 31, 2022, respectively.

Our total contract assets and accounts receivable are summarized as follows (in thousands):

	June 30, 2023	December 31, 2022
Contract assets – commissions receivable – current	$188,697	$242,749
Contract assets – commissions receivable – non-current	600,892	641,555
Accounts receivable	643	2,633
Total contract assets and accounts receivable	$790,232	$886,937

Foreign Currency Exchange Risk

To date, substantially all of our revenue has been derived from transactions denominated in U.S. Dollars. We have exposure to adverse changes in exchange rates associated with operating expenses of our foreign operations, which are denominated in Chinese Yuan Renminbi. Foreign currency fluctuations have not had a material impact historically on our results of operations; however, they may in the future. We have not engaged in any foreign currency hedging or other derivative transactions to date.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We compete with government-run health insurance exchanges, among others, with respect to our sale of Medicare-related and individual and family health insurance plans. The federal government operates a website where Medicare beneficiaries can purchase Medicare Advantage and Medicare Part D prescription drug plans or be referred to carriers to purchase Medicare Supplement plans. We also compete with the original Medicare program. The Affordable Care Act exchanges have websites where individuals and small businesses can purchase health insurance, and they also have offline customer support and enrollment capabilities. Our competitors also include local insurance agents across the United States who sell health insurance plans in their communities, companies that advertise primarily through television, and companies that operate call centers or websites that provide quote information or the opportunity to purchase health insurance telephonically or online, including lead aggregator services. Although we work with many health insurance carriers on marketing and selling their insurance plans on their behalf, many of them also compete with us by directly marketing and selling their plans to consumers through call centers, Internet advertising and their own websites. In recent years, we have also seen increased competition from national telesales insurance brokers.

Some of our current and potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, technical, marketing and other resources than we do. As compared to us, our current and future competitors may be able to undertake more extensive marketing campaigns for their brands and services, devote more resources to website and systems development, negotiate more favorable commission rates and commission override payments and make more attractive offers to potential employees, marketing partners and third-party service providers.

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

Our contractual relationships with health insurance carriers are typically non-exclusive and terminable on short notice by either party for any reason. In many cases, health insurance carriers may also amend the terms of our agreements unilaterally, including commission rates, on short notice. Health insurance carriers may decide to reduce our commissions, rely on their own internal distribution channels to sell their own plans, determine not to sell their plans or otherwise limit or prohibit us from selling their plans. Carriers may also amend our agreements with them for a variety of reasons, including for competitive or regulatory reasons, dissatisfaction with the economics of the members that we place with them or because they do not want to be associated with our brand. In particular, the laws and regulations applicable to the business of selling Medicare-related plans are complex and frequently change. If we or our health insurance agents violate any of the requirements imposed by the U.S. Centers for Medicare & Medicaid Services (“CMS”), or applicable federal or state laws or regulations, health insurance carriers may terminate their relationship with us or require us to take corrective action if our Medicare product sales or marketing give rise to too many complaints.

The termination of our relationship with a health insurance carrier, the reduction of commission rates, or the amendment of or change in our relationship with a carrier has in the past reduced, and may in the future reduce, the variety, quality and affordability of health insurance plans we offer, cause a loss of commission payments, including commissions for past and/or future sales, cause a reduction in the estimated constrained lifetime values (“LTVs”) we use for revenue recognition purposes, result in a loss of existing and potential members, adversely impact our profitability or have other adverse impacts, which could harm our business, operating results and financial condition. Health insurance carriers may also determine to exit certain states or increase premiums to a significant degree, which could cause our members’ health insurance to be terminated or our members to purchase new health insurance or determine not to pay for health insurance at all. If we lose these members, our business, operating results and financial condition could be harmed.

We derive a significant portion of our revenue from a small number of health insurance carriers, and any impairment of our relationship with them or impairment of their business could adversely affect our business, operating results and financial condition.

Our revenue has been concentrated in a small number of health insurance carriers and we expect that a small number of health insurance carriers will continue to account for a significant portion of our revenue for the foreseeable future. For example, Humana, UnitedHealthcare, Aetna and Centene accounted for 27%, 22%, 7% and 3%, respectively, of our total revenue for the six months ended June 30, 2023, and accounted for 19%, 21%, 11% and 14%, respectively, of our total revenue for the six months ended June 30, 2022. As discussed elsewhere in this Risk Factors section, our contractual relationships with health insurance carriers are typically non-exclusive and terminable on short notice by either party for any reason. In particular, given the concentration of our Medicare plan sales in a small number of carriers, if we lose a relationship with a health insurance carrier to market their Medicare plans, even temporarily, or if the health insurance carrier loses its Medicare product membership, our business, operating results and financial condition would be harmed.
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

We have taken and may take additional actions to improve the customer experience, enhance accuracy of plan recommendations, reduce rapid disenrollment and beneficiary complaints and improve the quality of our enrollments and conversion rates. Although we have in the past invested, and may from time to time invest, in various areas of our business, including technology and content, customer care and enrollment, and marketing and advertising to improve the quantity and quality of our membership enrollment in advance of enrollment periods, such investment may not result in a significant number of approved and paying members or may not be as cost-effective as we anticipated.
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

Changes in timing of the Medicare or individual and family health plan enrollment periods, adoption of new or special enrollment periods, changes in eligibility and subsidies applicable to the purchase of health insurance, and changes in the laws and regulations that govern the sale of health insurance may occur from time to time, and we may not be able to timely adjust to changes in the seasonality of our business, which could harm our business, operating results and financial condition.
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
Our business success depends on our ability to timely hire, train and retain qualified licensed health insurance agents and other employees to provide superior customer service and support our strategic initiatives while also controlling our labor costs.

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

Even if we are successful in hiring licensed health insurance agents, our success depends on the productivity of these health insurance agents and other employees that operate the customer care center. Failure to retain, train and ensure the productivity of our health insurance agents and other employees could result in lower-than-expected sold plans, conversion rates and revenue, higher costs of acquisition per member and higher plan termination rates, any of which could harm our business, operating results and financial condition. If our health insurance agents do not perform to the standards we expect of them or if we do not generate sufficient call volumes for our health insurance agents to remain productive, our sold plan volume, conversion and retention rates could be negatively impacted, and our business, operating results and financial condition would be harmed. If investments we make in our call center operations do not result in the returns we expected when making those investments, we could acquire fewer members, suffer a reduction in our membership, and our business, operating results and financial condition would be harmed.

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

Our growth strategy also involves investment in the development of new offerings and initiatives that differentiate us from our competitors, and accordingly, we may also enter into strategic partnerships aligned with our business and growth objectives. Pursuing and investing in these initiatives may increase our expenses and our organizational complexity, divert management’s attention from other business concerns and also involve risks and uncertainties described elsewhere in this Risk Factors section, including the initiatives not achieving our retention, cost-savings, growth or profitability targets, inadequate return of capital on our investments, legal and regulatory compliance risks, potential changes in laws and regulations and other issues that could cause us to fail to realize the anticipated benefits of our investments and incur unanticipated liabilities. If we are not successful in executing on our operational and strategic plans or if we do not realize the expected benefits of our investments, our business, operating results and financial condition would be harmed.

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

Our future operating results will depend on our ability to manage our operations. It is also important to our success that we hire qualified personnel and properly train and manage them, all while maintaining our corporate culture and spirit of innovation. If we are not successful in these efforts, our growth and operations could be adversely affected. In the third quarter of 2022, we adopted a remote first workplace model in the United States, meaning that, except for those employees whose job responsibilities require in-office work, none of our employees are required to work at the office. While we believe allowing employees to work remotely will help us attract and retain talent, transitioning to and operating as a remote first company could negatively impact employee productivity and morale, sales and marketing efforts, customer success efforts, and revenue growth rates or other financial metrics, or create operational or other challenges, any of which could adversely impact our business, financial condition, and operating results in any given period, especially if such disruption occurs during or in our preparation for the Medicare annual enrollment period or individual and family health insurance enrollment periods. An increased number of employees in a remote work environment may also exacerbate certain risks to our business, including an increased demand for information technology resources, increased risk of phishing and other cybersecurity attacks, and increased risk of unauthorized dissemination of sensitive personal information or proprietary or confidential information about us or our customers or other third parties. Our product development initiatives could also be negatively impacted by the prevalence of remote work. Technologies in our employees’ homes may also be more limited or less reliable than those provided in our offices. We may also be exposed to risks associated with the various locations of our remote employees, including compliance with local laws and regulations, and if employees fail to inform us of changes in their work location, we may be exposed to additional risks without our knowledge. If our key personnel or a significant portion of our employees are unable to work effectively in a remote setting or our business operations are otherwise disrupted during the Medicare or individual and family health insurance enrollment periods, the adverse impact on our business would be particularly pronounced. It may also be difficult for us to preserve our corporate culture, and our employees may have less opportunities to collaborate in meaningful ways, which could harm our ability to retain and recruit employees, innovate and operate our business effectively.
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

Competition for referrals from our marketing partners has increased particularly during the enrollment periods for Medicare-related health insurance and individual and family health insurance. We may lose marketing partner referrals if our competitors pay marketing partners more than we do or be forced to pay increased fees to our marketing partners, which could harm our business, operating results and financial condition. If we lose marketing partner referrals during the Medicare or individual and family health insurance enrollment periods, the adverse impact on our business would be particularly pronounced. In addition, the promulgation of laws, regulations or guidelines, or the interpretation of existing laws, regulations and guidelines, by state departments of insurance or by CMS, could cause our relationships with our marketing partners to change or be in non-compliance with those laws, regulations and guidelines. As discussed elsewhere in this Risk Factors section, the marketing and sale of Medicare plans are subject to numerous laws, regulations and guidelines at the federal and state level, and recent changes to the CMS marketing guidelines have resulted in a more complicated and time-consuming process for marketing material filing and the need to file a significantly greater number of our and our marketing partners’ marketing materials with CMS. If our marketing partners’ marketing materials do not comply with the CMS marketing guidelines or other Medicare program related laws, rules and regulations, such non-compliance could result in our losing the ability to receive referrals of individuals interested in purchasing Medicare-related plans from that marketing material or being delayed in doing so. In the event that CMS or a health insurance carrier requires changes to, disapproves or delays approval of these materials, we could lose a significant source of Medicare plan demand and the operations of our Medicare business could be adversely affected. We also have relationships with marketing partners that utilize aspects of our platform and tools. Our relationships with these marketing partners result in the referral of a significant number of individuals to us who are interested in purchasing Medicare-related health insurance plans. If federal or state authorities were to change existing laws, regulations or guidelines, or interpret existing laws, regulations or guidelines, to prohibit these arrangements, or if marketing partners otherwise decided to no longer utilize aspects of our platform and tools, we could experience a significant decline in the number of Medicare-eligible individuals who are referred to our platforms and customer care centers, which would harm our business, operating results and financial condition.
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

In order to offer the qualified health plans that individuals and families must purchase to receive Affordable Care Act subsidies, agents and brokers must meet certain conditions, such as receiving permission to do so from the applicable government health insurance exchange, entering into or maintaining an agreement with the health insurance exchange or a partner of the exchange, ensuring that the enrollment and subsidy application is completed through the health insurance exchange and complying with privacy, security and other standards. In the event Internet-based agents and brokers such as us use the Internet for completion of qualified health plan selection purposes, their websites may be required to meet certain additional requirements. To the extent we enroll individuals and families into qualified health plans, we do so predominantly through the Federally Facilitated Marketplace (“FFM”), which runs all or part of the health insurance exchange in 33 states, using a third-party partnership. The number of states using the FFM may decrease in the future, reducing our ability to enroll members through the FFM. We may experience difficulty in satisfying the conditions and requirements to offer qualified health plans to our existing members and new potential members and in getting them enrolled through the FFM or any similar state-based exchange. If we are not able to satisfy these conditions and requirements, or if we are not able to successfully adopt and maintain solutions that allow us to enroll large numbers of individuals and families in qualified plans over the Internet both during and outside of open enrollment periods, we will lose existing members and new members and may incur additional expense, which would harm our business, operating results and financial condition.

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

Our conversion rates can be impacted by changes in the mix of consumers referred to us through our member acquisition channels and whether they interact with a more seasoned health insurance agent. We have made and may in the future, make changes to our ecommerce platforms, telephonic operations, marketing material or enrollment process in response to regulatory or health insurance carrier requirements or undertake other initiatives in an attempt to improve consumer experience, increase retention, or for other reasons. These changes have had in the past, and may have in the future, the unintended consequence of adversely impacting our conversion rates. For example, in response to the increased plan termination rate in our Medicare membership in 2020 and 2021, which negatively impacted the LTVs of our Medicare plan-related products, we introduced mandatory additional training for our agents and added a new customer care role to verify certain Medicare enrollments prior to submission in the third quarter of 2021. While our focus on enrollment quality improved retention rates and increased LTVs of our Medicare products in the second half of 2022, it temporarily led to lower call conversion rates and longer average talk times for telephonic enrollments, resulting in a reduction in enrollments and increased cost of acquisition that has negatively impacted our business, operating results and financial condition. A decline in the percentage of consumers who submit health insurance applications on our ecommerce platforms or telephonically via our customer care centers and are converted into approved and paying members could cause an increase in our cost of acquiring members on a per member basis and impact our revenue in any given period. To the extent the rate at which we convert consumers visiting our ecommerce platforms or telephonically via our customer care centers into members suffers, our membership may decline, which would harm our business, operating results and financial condition.

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

We depend on health insurance carriers and others for data related to our membership. For instance, with respect to health insurance plans, health insurance carriers do not directly report member cancellations to us. Other than small business health insurance, we infer cancellations from payment data that carriers provide by analyzing whether payments from members have ceased for a period of time, and we may not learn of a cancellation for several months. The majority of our members who terminate their plans do so by discontinuing their insurance premium payments to the health insurance carrier and do not inform us of the cancellation. With respect to our small business membership, many groups notify the carrier directly with respect to increases or decreases in group size and policy cancellations. Our insurance carrier partners often do not communicate this information to us, and it often takes a significant amount of time for us to learn about small business group cancellations and changes in our membership within the group itself. We often are not made aware of policy cancellations until the time of the group’s annual renewal.

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

Our operations in China also expose us to different and unfamiliar laws, rules and regulations, including different intellectual property laws, which are not as protective of our intellectual property as the laws in the United States. United States and Chinese trade laws may also impose restrictions on the importation of programming or technology to or from the United States. We are also subject to anti-bribery and anti-corruption laws, privacy and data security laws, labor laws, tax laws, foreign exchange controls and cash repatriation restrictions in China. In recent years, China has adopted laws regulating cybersecurity and data protection. For example, a data security law in China that became effective on September 1, 2021 applies to the usage, collection and protection of data within China and imposes data security obligations and restrictions on transfers of certain data outside of China, including prohibition on providing any data stored in China to law enforcement authorities or judicial bodies outside of China without prior Chinese government approval. There remains considerable uncertainty as to how the data security law is applied, and the regulatory environment continues to evolve. Such laws, regulations and standards are complex, ambiguous and subject to change or interpretation, which create uncertainty regarding compliance. Compliance with these laws and regulations could cause us to incur substantial costs or require us to change our business operations in China. Violation of applicable laws and regulations could adversely affect our brand, affect our relationship with our health insurance carriers, and could result in regulatory enforcement actions and the imposition of civil or criminal penalties and fines, any of which could harm our business, operating results and financial condition.

Our business may be adversely impacted by changes in China’s economic or political condition, the relationship between China and the United States or other countries, and our ability to continue to conduct our current operations in China. Any such changes may be caused by geopolitical issues, natural disasters, war or other events or circumstances. We have experienced greater competition for qualified personnel in China, which has raised market salaries and increased our compensation costs related to employees in China. If competition for personnel increases further, our compensation expenses could rise considerably or, if we determine to not increase compensation levels, our ability to attract and retain qualified personnel in China may be impaired, which could harm our business, operating results and financial condition. These risks could cause us to incur increased expenses and could harm our ability to effectively and successfully manage our operations in China. Moreover, any significant or prolonged deterioration in the relationship between the United States and China could adversely affect our operations in China. Certain risks and uncertainties of doing business in China are solely within the control of the Chinese government, and Chinese law regulates the scope of our foreign investments and business conducted within China. The escalation of international tensions has increased the risk associated with our operations in China. Either the United States or the Chinese government may limit or sever our ability to communicate with our China operations or may take actions that force us to close our operations in China. We employ a large number of our technology and content employees in China, and we have other employees in China that support our business. Any disruption of our operations in China would adversely impact our business. If we are required to move aspects of our operations out of China as a result of political or geopolitical issues, changes in laws, inquiries from health insurance carriers or for other reasons, we could incur increased expenses, and our business, operating results and financial condition could be harmed.

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

Health insurance carriers whose Medicare plans we sell approve our websites, our call center scripts and a large portion of our marketing materials. We must receive these approvals in order for us to market and sell Medicare plans to Medicare-eligible individuals as a health insurance agent. We are also required to file many of these materials on a regular basis with CMS. In addition, certain aspects of our Medicare plan marketing partner relationships have been in the past, and will be in the future, subjected to CMS and health insurance carrier review. CMS, state departments of insurance or health insurance carriers may decide to object to or not to approve aspects of our online platforms, sales function or marketing material and processes and may determine that certain existing aspects of our Medicare-related business are not in compliance with legal requirements. CMS scrutinizes health insurance carriers whose Medicare plans we sell, and those health insurance carriers may be held responsible for actions that we, our agents and our partners take, including our marketing materials and actions that lead to complaints or disenrollment. We expect that health insurance carriers will be increasingly evaluating broker performance based on quality of their enrollments, including complaints, retention rates, customer satisfaction and volumes. As a result, health insurance carriers may terminate their relationship with us or require us to take other corrective action if our Medicare product sales, marketing and operations are not in compliance or give rise to too many complaints. The termination of or change in our relationship with health insurance carriers for this reason could reduce the products we are able to offer, could result in the loss of commissions for past and future sales and could otherwise harm our business, operating results and financial condition. Changes to the laws, regulations and guidelines relating to the sale of Medicare plans, their interpretation or the manner in which they are enforced could impact the manner in which we conduct our Medicare business, our ecommerce platforms or our sale of Medicare plans, or we could be prevented from operating aspects of our Medicare revenue-generating activities altogether, which would harm our business, operating results and financial condition. We have received, and may in the future receive, inquiries from CMS or state departments of insurance regarding our marketing and business practices and compliance with laws and regulations. Inquiries and proceedings initiated by the government could adversely impact our health insurance licenses, require us to pay fines, require us to modify marketing and business practices, result in litigation and otherwise harm our business, operating results or financial condition.

In May 2021, CMS changed its process for the submission and approval of marketing materials related to Medicare Advantage and Medicare Part D prescription drug plans. The practical application of the previous process allowed for a lead carrier to handle most of the review and filing of Medicare plan marketing materials with CMS. The new process requires each carrier to approve of each filed marketing material and has resulted in a more complicated and time-consuming process to get our marketing material filed with CMS and through the process with carriers. In October 2021, CMS issued new guidance that significantly broadens the types of marketing materials that we are required to file with CMS, including the requirement to file certain generic marketing materials that refer to the benefits or costs of Medicare Advantage or Medicare Part D prescription drug plans but that do not specifically mention a health insurance carrier’s name or a specific plan. As a result, we now submit to each Medicare Advantage and Medicare Part D prescription drug plan carrier with which we have a relationship a significantly larger number of marketing materials than we have in the past. We may not be able to use certain marketing materials and implement our marketing programs effectively if CMS or a health insurance carrier has comments or disapproves of our marketing materials. If we do not timely file the additional marketing materials with CMS or if health insurance carriers do not adapt to the new CMS requirements or increase the efficiency with which they review our marketing material, it could harm our sales and also harm our ability to efficiently change and implement new or existing marketing material, including call center scripts and our websites, which could harm our business, operating results and financial condition. If we or our marketing partners are not successful in timely receiving health insurance carrier or CMS approval of our marketing materials, or if a health insurance carrier refuses to accept enrollments relating to specific materials or marketing endeavors, we could be prevented from implementing our Medicare marketing and sales initiatives, which could harm our business, operating results and financial condition, particularly if such delay or non-compliance occurs during the Medicare annual enrollment period or the Medicare Advantage open enrollment period.

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

In October 2022, CMS announced that in response to concerns about certain marketing practices in the Medicare marketplace, it would, among other things, be increasing review of certain marketing materials and practices and, beginning January 1, 2023, television advertisements will no longer be eligible for the CMS file and use process and instead will be subject to a more time-consuming review process. Compliance with these evolving laws and regulations may involve significant costs or require changes in our business practices that could have adverse impact on our business, operating results, financial condition and prospects. Non-compliance could also result in fines, damages, prohibitions on the conduct of our business and damage to our reputation.

In April 2023, CMS released final versions of the rules initially proposed in December 2022. The finalized rules, among other things, require us and our partners to provide to consumers additional disclaimers that may direct them away from our enrollment platform and towards government owned or operated enrollment channels or other platforms, add complications to the Medicare marketing material filing and review process, increase CMS and insurance carrier monitoring of agents and brokers such as us, add requirements on agents enrolling beneficiaries in Medicare plans, limit marketing of plan benefits and cost savings, require lengthy new disclosures that make certain forms of marketing infeasible, potentially require a 48-hour waiting period between initial contact with a beneficiary and enrolling that beneficiary in certain circumstances, and limit the time we may contact beneficiaries about Medicare plan options to 12 months after the beneficiary gives us permission for such contact. These additional requirements could impede or otherwise harm our business, operating results or financial condition.

In May 2023, CMS released a memo providing that, effective July 10 2023, the definition of “marketing” would be changed to further restrict the ability to mention widely available benefits in materials without first obtaining carrier review and approval and submitting such materials to CMS. As a result, our ability to disseminate meaningful content to Medicare beneficiaries may become more limited or require additional costs and time, which could have adverse impact on our business, operating results and financial condition.

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

The laws and regulations governing the offer, sale and purchase of health insurance are complex and subject to change, and future changes may be adverse to our business. For example, a long-standing provision in most applicable state laws that we believe is advantageous to our business is that once health insurance premiums are set by the carrier and approved by state regulators, they are fixed and not generally subject to negotiation or discounting by insurance companies or agents. Additionally, state regulations generally prohibit carriers, agents and brokers from providing financial incentives, such as rebates, to their members in connection with the sale of health insurance. As a result, we do not currently compete with carriers or other agents and brokers on the price of the health insurance plans offered on our website. Changes in, or enforcement of, or compliance with, such regulations could impact consumers’ demand for our services or cause health insurance carriers to lower our commission rates, which could reduce our revenue.

From time to time we are subject to various legal proceedings which could adversely affect our business.

We are, and may in the future become, involved in various legal proceedings and governmental inquiries, including labor and employment-related claims, claims relating to our marketing or sale of health insurance, intellectual property claims and claims relating to our compliance with securities laws. For example, in January 2022, we received a subpoena from the U.S. Attorney’s Office for the District of Massachusetts, seeking, among other things, information regarding our arrangements with insurance carriers, and we may receive similar inquiries in the future. Such inquiries and any other claims asserted against us, with or without merit, may be time-consuming, may be expensive to address and may divert management’s attention and other resources. These claims also could subject us to significant liability for damages, jeopardize our licenses to operate and harm our reputation. Our insurance and indemnities may not cover all claims that may be asserted against us. If we are unsuccessful in our defense in these legal proceedings, we may be forced to pay damages or fines, enter into consent decrees, stop offering our services or change our business practices, any of which would harm our business, operating results or financial condition.

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

Our business is subject to emerging privacy laws being passed at the state level that create unique compliance challenges. Our services involve the collection and storage of confidential and personally identifiable information of consumers and the transmission of certain personal information to their chosen health insurance carriers and to the government. For example, we collect names, addresses, credit card and social security numbers and health information such as information regarding consumers’ prescription drugs and providers. We also hold a significant amount of personal information relating to our current and former employees. As a result, we are subject to various state and federal laws and contractual requirements regarding the access, use and disclosure of personal information. Compliance with state and federal privacy-related laws, particularly new state legislation such as the California Consumer Privacy Act, and increasingly robust industry standard security frameworks will result in cost increases due to an increased need for privacy compliance, oversight and monitoring, and the development of new processes to effectuate and demonstrate compliance. The effects of potential non-compliance by us or third-party service providers, and enforcement actions, may result in increased costs to our business and reputational harm. The privacy legislation landscape is rapidly evolving on a state-by-state basis that creates challenges for businesses to comply with the new legal obligations in a systematic fashion. For example, Virginia, Colorado and California have new privacy legislation that came or will come into effect in 2023; however, these laws have differing consumer rights and business obligations, differing obligations on data controllers and differing enforcement mechanisms. These new legal operations may change the way we conduct our business and may harm our results of operations and financial condition.

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

We use telephones to communicate with customers and prospective customers, and some of these communications may be subject to the Telephone Consumer Protection Act (“TCPA”) and other telemarketing laws. The TCPA and other laws, including state laws, relating to telemarketing restrict our ability to market using the telephone in certain respects. For instance, the TCPA prohibits us from using an automatic telephone dialing system or prerecorded or artificial voices to make certain telephone calls to consumers without prior express written consent. We have policies in place to comply with the TCPA and other telemarketing laws. However, we have been in the past, and may in the future become, subject to claims that we have violated the TCPA. The TCPA provides for statutory damages of $500 for each violation and $1,500 for each willful violation. In the event that we were found to have violated the TCPA, our business, operating results and financial condition could be harmed. The TCPA and other laws and regulations relating to telemarketing are subject to periodic updates and changes in enforcement and litigation risks. In addition, telephone carriers may block or put consumer warnings on calls originating from call centers. Consumers increasingly screen their incoming emails and telephone calls, including by using screening tools and warnings, and therefore our members or potential members may not reliably receive our emails or telephone messages, whether or not such messages constitute marketing. If we are unable to communicate effectively by email or telephone with our members and potential members as a result of legislation, legal or regulatory actions, blockage, screening technologies or otherwise, our business, operating results and financial condition would be harmed.

Risks Related to Finance, Accounting and Tax Matters

Our operating results will be impacted by factors that impact our estimate of the constrained LTV of commissions per approved member.

We recognize revenue for plans approved during the period by applying the latest estimated constrained LTVs for that product. Constrained LTVs are estimates and are based on a number of assumptions, which include, but are not limited to, estimates of the conversion rates of approved members into paying members, forecasted average plan duration and forecasted commissions we expect to receive per approved member’s plan. These assumptions are based on historical trends and require significant judgment by our management in interpreting those trends and in applying the constraints. Changes in our historical trends will result in changes to our constrained LTV estimates in future periods and therefore could adversely affect our revenue and financial results in those future periods. As a result, negative changes in the factors upon which we estimate constrained LTVs, such as reduced conversion of approved members to paying members, increased health insurance plan terminations or a reduction in the lifetime commission amounts we expect to receive for selling the plan to a member or other changes could harm our business, operating results and financial condition. Changes in LTV may result in an increase or a decrease to revenue and a corresponding increase or decrease to commission receivables. In addition, if we ultimately receive commission payments that are less than the amount we estimated when we recognized commission revenue, we would need to write off the remaining commission receivable balance, which would adversely impact our business, operating results and financial condition.

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

Commission rates are also a significant factor in our estimation of constrained LTVs. The commission rates we receive are impacted by a variety of factors, including the particular health insurance plans chosen by our members, the carriers offering those plans, our members’ states of residence, the laws and regulations in those jurisdictions, the average premiums of plans purchased through us and health care reform. Our commission revenue per member has in the past decreased, and could in the future decrease, as a result of reductions in contractual commission rates, a change in the mix of carriers whose products we sell during a given period and increased health insurance plan termination rates, all of which are beyond our control and may occur on short notice. To the extent these and other factors cause our commission revenue per member to decline, our revenue may decline, and our business, operating results and financial condition would be harmed. Given that Medicare-related and individual and family health insurance purchasing is concentrated during enrollment periods, we may experience a shift in the mix of Medicare-related and individual and family health insurance products selected by our members over a short period of time. Any reduction in our average commission revenue per member caused by such a shift or otherwise would harm our business, operating results and financial condition.

The determination of constraints is also a factor that requires significant management judgment. Constraints are applied to LTVs for revenue recognition purposes and help ensure that the total estimated lifetime commissions expected to be collected from an approved member’s plan are recognized as revenue only to the extent that is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with future commissions receivable from the plan is subsequently resolved. We determine the constraint for each product by comparing prior calculations of LTV to actual cash received and review the reasons for any variations. We then apply judgment in assessing whether the difference between historical cash collections and LTV is representative of differences that can be expected in future periods. We also analyze whether circumstances have changed and consider any known or potential modifications to the inputs into LTV in light of the factors that can impact the amount of cash expected to be collected in future periods including but not limited to commission rates, carrier mix, plan duration, changes in laws and regulations and cancellations of insurance plans offered by health insurance carriers with which we have a relationship. We evaluate the appropriateness of our constraints on an ongoing basis, and we update our assumptions when we observe a sufficient amount of evidence that would suggest that the long-term expectation underlying the assumptions has changed. If we underestimate the initial constraint applied to LTVs, we might be required to increase the constraint or record an impairment in a future period, which would harm our business, operating results and financial condition.
Our agreements with our lender and convertible preferred stock investors contain restrictions that impact our business and expose us to risks that could materially adversely affect our liquidity and financial condition.

On February 28, 2022, we entered into a term loan credit agreement with Blue Torch Finance LLC, as administrative agent and collateral agent, and other lenders party thereto, which was amended on August 16, 2022 (as amended, the “Credit Agreement”). The Credit Agreement provides us with $70 million in term loans. In connection with entering into the Credit Agreement, we terminated our credit agreement with Royal Bank of Canada and other lenders that provided us with an up to $75 million revolving credit facility. The Credit Agreement contains certain mandatory prepayment triggers and imposes certain covenants and restrictions on our business and our ability to obtain additional financing.

The Credit Agreement contains customary affirmative covenants, including covenants regarding the payment of taxes and other obligations, maintenance of insurance, reporting requirements and compliance with applicable laws and regulations. The Credit Agreement also contains restrictions that limit our ability to, among other things, incur debt, grant liens, make certain restricted payments, make fundamental changes, sell assets, transact with affiliates, enter into burdensome agreements, prepay certain indebtedness or modify our organizational documents, in each case, subject to certain exceptions. Further, the Credit Agreement contains financial covenants requiring us to (x) maintain a minimum level of liquidity as of the end of each month and (y) maintain a ratio such that the outstanding amount of obligations under the Credit Agreement at the end of any month does not exceed 50% of the value of certain commissions receivable as of the end of such month. The events of default under the Credit Agreement include, among other things and subject to grace periods in certain instances, payment defaults, cross defaults with certain other material indebtedness, breaches of covenants or representations and warranties, changes in control of our company, certain bankruptcy and insolvency events with respect to us and our subsidiaries, a restriction on all or a material portion of our business and the indictment of us or any subsidiary (or any senior officer thereof), or criminal proceedings against the same, which could result in a forfeiture of a material portion of our and our subsidiaries properties.

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

On February 17, 2021, we entered into an investment agreement with Echelon Health SPV, LP (“H.I.G.”), pursuant to which H.I.G. purchased 2.25 million of Series A convertible preferred stock (“Series A Preferred Stock”) for an aggregate price of $225 million (the “H.I.G. Investment Agreement”). The H.I.G. Investment Agreement could also limit our ability to obtain additional financing or increase our borrowing costs, which could have an adverse effect on our financial condition. As of the date of this report, under the H.I.G. Investment Agreement, we are required to obtain the consent of H.I.G. in order to incur any indebtedness until our adjusted EBITDA for the trailing four quarters increases, which could limit our ability to obtain additional financing.

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

Operating and growing our business is expected to require further investments in our business. We have generated negative cash from operating activities and may continue to generate negative cash from operating activities in the future. We may from time to time seek to raise additional capital through debt and/or equity financing to pursue strategic initiatives or make investments in our business. If we seek to raise funds through debt or equity financing, those funds may prove to be unavailable, may only be available on terms that are not acceptable to us or may result in significant dilution to our stockholders or higher levels of leverage. Our Credit Agreement and the H.I.G. Investment Agreement contain restrictions that limit our ability to incur additional indebtedness, issue certain types of equity securities with rights and preferences senior to or pari passu with our Series A Preferred Stock, make certain types of investments or obtain additional financing. Pursuant to the terms of the H.I.G. Investment Agreement, we are currently required to obtain the consent of H.I.G. in order to incur any indebtedness until our adjusted EBITDA for the trailing four quarters increases, which could limit our ability to obtain additional financing. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to pursue our business objectives and to respond to business opportunities or challenges could be harmed, and our business, operating results and financial condition could be materially and adversely affected.

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

We rely in part upon third-party vendors, including cloud infrastructure and bandwidth providers, to operate our ecommerce platform and customer care center. Consumers using our website and accessing our services depend upon Internet, online and other service providers for access to our website and services. Our remote employees rely on third-party service providers to access our systems and other agent productivity tools. We cannot predict whether additional network capacity will be available from these vendors as we need it, and our network or our suppliers’ networks might be unable to achieve or maintain a sufficiently high capacity of data transmission. Any significant interruption in access to our call centers or our website or increase in our website’s response time as a result of these difficulties could impair our revenue-generating capabilities, damage our reputation and our relationship with insurance carriers, marketing partners and existing and potential members, and harm our business, operating results and financial condition. In addition, any loss of data could result in loss of customers and subject us to potential liability. Our business operations may also be disrupted if our employees are unable to work from home effectively as a result of technical difficulties experienced by these service providers. Many of these service providers have experienced significant outages, delays and other difficulties in the past and could experience them in the future. If these third parties experience difficulty providing the services we require or meeting our standards for those services, it could make it difficult for us to operate some aspects of our business. Our and our vendors’ facilities, database and systems are vulnerable to damage or interruption from human error, fire, floods, earthquakes and other natural disasters, power loss, telecommunications failures, physical or electronic break-ins, computer viruses, cyberattacks, acts of terrorism, other attempts to harm our systems and similar events.

In particular, our customer care center operations’ success depends on maintenance of functioning information technology systems. CMS rules require that our health insurance agent employees utilize CMS-approved scripts in connection with the sale of Medicare plans and that we record and maintain the recording of telephonic interactions relating to the sale of Medicare plans. We rely on telephone, call recording, customer relationship management and other systems and technology in our customer care center operations, and we are dependent upon third parties for some of them, including our telephone and call recording systems. These systems have failed temporarily in the past and may experience additional disruption due to systems upgrades, power outages, an increase in remote work or other events. The effectiveness and stability of our customer care center systems and technology are critical to our ability to sell health insurance plans, particularly during key times, such as the Medicare enrollment periods, and the failure or interruption of any of these systems and technology or any inability to handle increased volume would harm our business, operating results and financial condition.

Our business is subject to security risks, and if we experience a successful cyberattack, a security breach or are otherwise unable to safeguard the confidentiality and integrity of the data we hold, including sensitive personal information, our business will be harmed.

Maintaining the security of our products and services is a critical issue for us, our consumers and health insurance carriers that we work with. Despite our taking precautions, we cannot guarantee that our facilities and systems and those of our third-party service providers will be free of security breaches, cyberattacks, acts of vandalism, computer viruses, malware, misplaced or lost data, programming and/or human errors or other similar events. We may be required to expend significant amounts and other resources to protect against security breaches or to mitigate and remediate problems caused by security breaches. Techniques used to obtain unauthorized access or to sabotage systems change frequently. For example, attackers have used artificial intelligence and machine learning to launch more automated, targeted and coordinated attacks against targets. As a result, we may be unable to anticipate these techniques or to implement adequate preventative measures preemptively. Additionally, our third-party service providers may cause security breaches for which we are responsible.

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

From time to time, we have released, and may continue to release, guidance in earnings conference calls, earnings releases, or otherwise, regarding our future performance that represents our management’s estimates as of the date of release. This guidance, which includes forward-looking statements, has been, and will be, based on projections prepared by our management. Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions underlying the guidance furnished by us will not materialize or will vary significantly from actual results. Accordingly, our guidance is only an estimate of what management believes is realizable as of the date of release. Our actual results have, and may in the future, vary from our guidance and the variations may be material. In light of the foregoing, investors are urged not to rely upon our guidance in making an investment decision regarding our common stock.

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
•volatility in the market prices and trading volumes of our competitors’ shares, including high technology stocks, which have historically experienced high levels of volatility;
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
•actual or anticipated developments in our business, our competitors’ businesses or the competitive landscape generally;

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

The effect of such factors on the trading market for our stock may be enhanced by the lack of a large and established trading market for our stock. In addition, the stock market in general, and the market for technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors may seriously affect the market price of our common stock, regardless of our actual operating performance. Additionally, as a public company, we face the risk of shareholder lawsuits, particularly if we experience declines in the price of our common stock. In the past, following periods of volatility in the overall market and the market prices of a particular company’s securities, securities class action lawsuits have often been instituted against affected companies. We have been, and may in the future be, subject to such legal actions.

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

Any sales in the public market of the common stock issuable upon conversion of the Series A Preferred Stock could adversely affect prevailing market prices of our common stock. Pursuant to the H.I.G. Investment Agreement, holders of our Series A Preferred Stock have customary resale registration rights for common stock issued upon conversion of the Series A Preferred Stock upon closing. Any resale of our common stock would increase the number of shares of our common stock available for public trading, and resales of a substantial number of shares of our common stock in the public market, or the perception that such sales might occur, could have a material adverse effect on the price of our common stock.

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

H.I.G., the initial purchaser and the current holder of our Series A Preferred Stock, has (i) a liquidation preference, (ii) rights to dividends, which are senior to all of our other equity securities, (iii) redemption rights beginning on April 30, 2027, (iv) the right to require us to repurchase any or all of their Series A Preferred Stock in connection with certain change of control events and (v) conversion price adjustments in connection with certain corporate transactions, each subject to the terms, conditions and exceptions contained in the certificate of designations for the Series A Preferred Stock. These dividend and share repurchase and redemption obligations could impact our liquidity and reduce the amount of cash flows available for working capital, capital expenditures, growth opportunities, acquisitions, and other general corporate purposes.

The terms of H.I.G. Investment Agreement could also limit our ability to obtain additional financing or increase our borrowing costs, which could have an adverse effect on our financial condition. As of the date of this report, pursuant to the terms of the H.I.G. Investment Agreement, we must obtain the consent of H.I.G. in order to incur any indebtedness, which could limit our ability to obtain additional financing until our adjusted EBITDA for the trailing four quarters increases. The preferential rights could also result in divergent interests between H.I.G. and holders of our common stock. Furthermore, a sale of our company, as a change of control event, may require us to repurchase Series A Preferred Stock, which could have the effect of making an acquisition of our company more expensive and potentially deterring proposed transactions that may otherwise be beneficial to our stockholders.

Our convertible preferred stock investor may exercise influence over us, including through its ability to designate up to two directors on our Board of Directors.

The H.I.G. Investment Agreement contains certain negative operating covenants that will remain in effect for so long as H.I.G. continues to own at least 30% of the shares of Series A Preferred Stock originally issued to it. Further, the H.I.G. Investment Agreement entitles H.I.G. to nominate one individual for election to our Board of Directors for so long as it continues to own at least 30% of the common stock issuable or issued upon conversion of the Series A Preferred Stock originally issued to it. The director designated by H.I.G. will also be entitled to serve on committees of our Board of Directors, subject to applicable law and stock exchange rules. H.I.G. nominated Aaron C. Tolson to our Board of Directors. Mr. Tolson was appointed to our Board of Directors as a Class I director on August 30, 2021, and as of the date of this report serves as the chairperson of the compensation committee and as a member of the equity incentive committee, nominating and corporate governance committee and government and regulatory affairs committee of the Board of Directors.

In addition, the Company is required to maintain an Asset Coverage Ratio (as defined in the H.I.G. Investment Agreement) of at least 2.0x (the “Minimum Asset Coverage Ratio”), calculated on a quarterly basis, which increases to 2.5x in August of 2023. Additionally, the H.I.G. Investment Agreement requires the Company to maintain a Minimum Liquidity Amount (as defined in the H.I.G. Investment Agreement) for certain periods that ranges from $65.0 million to $125.0 million. As of June 30, 2023, we were in compliance with the Minimum Asset

Coverage Ratio and Minimum Liquidity Amount requirements included in the H.I.G. Investment Agreement. However, based on the current projection of our financial performance, we anticipate that we will not meet the increased Minimum Asset Coverage Ratio of 2.5x as of the initial compliance date at the end of the third quarter of 2023. In the event of a default, the H.I.G. Investment Agreement entitles H.I.G. to additional rights including, under certain circumstances, the right to nominate one additional member to our Board of Directors, the right to approve the Company’s annual budget, the right to approve hiring or termination of certain key executives and the right to approve certain indebtedness. The interests of any director designated by H.I.G. may differ from the interests of our security holders as a whole or of our other directors. If the additional rights are used by H.I.G., it could be distracting to our management and disruptive to our operations or hinder our ability to execute our operational and strategic plans.

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

ITEM 5.    OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

During our last fiscal quarter, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

ITEM 6.    EXHIBITS

(a) Exhibits
Except as so indicated in Exhibits 32.1 and 32.2, the following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number			Incorporation by Reference Herein
		Description of Exhibit	Form	Date
10.1*	†	Form of Notice of Stock Unit Grant and Stock Unit Agreement (Initial Director Grant) under the 2014 Amended and Restated Equity Incentive Plan
10.2*	†	Form of Notice of Stock Unit Grant and Stock Unit Agreement (Annual Director Grant) under the 2014 Amended and Restated Equity Incentive Plan
31.1	†	Certification of Francis Soistman, Chief Executive Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	†	Certification of John Stelben, Chief Financial Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	‡	Certification of Francis Soistman, Chief Executive Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	‡	Certification of John Stelben, Chief Financial Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	†	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	†	Inline XBRL Taxonomy Extension Schema Document
101.CAL	†	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	†	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	†	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	†	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		The cover page from the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2023, formatted in Inline XBRL and contained in Exhibit 101
†    Filed herewith.
‡    Furnished herewith.
*    Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EHEALTH, INC.
Date:	August 8, 2023	/s/ Francis Soistman
Francis Soistman Chief Executive Officer (Principal Executive Officer)

Date:	August 8, 2023	/s/ John Stelben
John Stelben Chief Financial Officer (Principal Financial Officer)