Form 10-Q
period 2023-09-30
eHealth, Inc.
filed 2023-11-09
CIK 1333493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of November 3, 2023 was 28,364,821 shares.

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
•our expectations regarding insurance agent licensing and productivity;
•our expectations regarding beneficiary complaints, customer experience and enrollment quality;
•our expectations relating to the seasonality of our business;
•expected competition, including from government-run health insurance exchanges and other sources;
•our expectations relating to marketing and advertising investments and expected contributions from our marketing and strategic partnership channels;
•the timing of our receipt of commission and other payments;
•our critical accounting policies and related estimates;
•liquidity and capital needs;
•political, legislative, regulatory and legal challenges;
•the merits or potential impact of any lawsuits filed against us; and
•other statements regarding our future operations, financial condition, prospects and business strategies.

We have based these forward-looking statements on our current expectations about future events. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Our actual results may differ materially from those suggested by these forward-looking statements for various reasons, including our ability to retain existing members and enroll new members during the annual healthcare open enrollment period, the Medicare annual enrollment period, the Medicare Advantage open enrollment period and other special enrollment periods; changes in laws, regulations and guidelines, including in connection with healthcare reform or with respect to the marketing and sale of Medicare plans; competition, including competition from government-run health insurance exchanges and other sources; the seasonality of our business and the fluctuation of our operating results; our ability to accurately estimate membership, lifetime value of commissions and commissions receivable; changes in product offerings among carriers on our ecommerce platform and changes in our estimated conversion rate of an approved member to a paying member and the resulting impact of each on our commission revenue; the concentration of our revenue with a small number of health insurance carriers; our ability to execute on our growth strategy and other business initiatives; changes in our management and key employees; our ability to hire, train, retain and ensure the productivity of licensed insurance agents, or benefit advisors, and other employees; exposure to security risks and our ability to safeguard the security and privacy of confidential data; our relationships with health insurance carriers; the success of our carrier advertising and sponsorship program; our success in marketing and selling health insurance plans and our unit cost of acquisition; our ability to effectively manage our operations as our business evolves and execute on our transformation plan and other strategic initiatives; the need for health insurance carrier and regulatory approvals in connection with the marketing of Medicare-related insurance products; changes in the market for private health insurance; consumer satisfaction of our service and actions we take to improve the quality of enrollments; changes in member conversion rates; changes in commission rates; our ability to sell qualified health insurance plans to subsidy-eligible individuals and to enroll subsidy-eligible individuals through government-run health insurance exchanges; our ability to maintain and enhance our brand identity; our ability to derive desired benefits from investments in our business, including membership growth and retention initiatives; reliance on marketing partners; the impact of our direct-to-consumer mail, email, social media, telephone and television marketing efforts; timing of receipt and accuracy of commission reports; payment practices of health insurance carriers; dependence on our operations in China; the restrictions in our debt obligations; the restrictions in our investment agreement with convertible preferred stock investors; our ability to raise additional capital; compliance with insurance, privacy, cybersecurity and other laws and regulations; the outcome of litigation in which we may from time to time be involved; the performance, reliability and availability of our information technology systems, ecommerce platform and underlying network infrastructure, including any new systems we may implement; public health crises, pandemics, natural disasters, changing climate conditions and other extreme events; general economic conditions, including inflation, recession, financial, banking and credit market disruptions; our ability to affectively administer our self-insurance program; and those identified under the heading “Risk Factors” in Part II, Item 1A of this report and those discussed in our other Securities and Exchange Commission filings. Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in this report are made only as of the date hereof. Except as required by applicable law, we do not undertake, and specifically decline, any obligation to update any of these statements or to publicly announce the results of any revisions to any forward-looking statements, whether as a result of new information, future events, changes in assumptions or otherwise.

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
•Our business success depends on our ability to timely hire, train and retain qualified licensed insurance agents and other employees to provide superior customer service and support our strategic initiatives while also controlling our labor costs.
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
•Increasing regulatory focus on privacy and data security issues and expanding laws could impact our business and expose us to increased liability.

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

EHEALTH, INC.
FORM 10-Q

PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

EHEALTH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, unaudited)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$152,118	$144,401
Short-term marketable securities	8,469	—
Accounts receivable	522	2,633
Contract assets – commissions receivable – current	212,399	242,749
Prepaid expenses and other current assets	23,233	11,301
Total current assets	396,741	401,084
Contract assets – commissions receivable – non-current	568,177	641,555
Property and equipment, net	5,427	5,501
Operating lease right-of-use assets	23,943	26,516
Restricted cash	3,090	3,239
Other assets	28,998	34,716
Total assets	$1,026,376	$1,112,611

Liabilities, convertible preferred stock and stockholders’ equity
Current liabilities:
Accounts payable	$7,004	$6,732
Accrued compensation and benefits	26,793	20,690
Accrued marketing expenses	7,423	23,770
Lease liabilities – current	6,902	6,486
Other current liabilities	5,126	2,887
Total current liabilities	53,248	60,565
Long-term debt	67,321	66,129
Deferred income taxes – non-current	23,048	32,359
Lease liabilities – non-current	30,138	34,187
Other non-current liabilities	4,101	5,132
Total liabilities	177,856	198,372
Commitments and contingencies (Note 8)
Convertible preferred stock	288,883	263,284
Stockholders’ equity:
Common stock	40	40
Additional paid-in capital	794,135	777,187
Treasury stock, at cost	(199,998)	(199,998)
Retained earnings (accumulated deficit)	(34,407)	73,799
Accumulated other comprehensive loss	(133)	(73)
Total stockholders’ equity	559,637	650,955
Total liabilities, convertible preferred stock and stockholders’ equity	$1,026,376	$1,112,611

The accompanying notes are an integral part of these condensed consolidated financial statements.

EHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands, except per share amounts, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue:
Commission	$57,239	$48,977	$185,428	$190,662
Other	7,479	4,399	19,781	18,373
Total revenue	64,718	53,376	205,209	209,035
Operating costs and expenses:
Cost of revenue	194	494	662	790
Marketing and advertising	28,988	30,556	85,171	118,973
Customer care and enrollment	40,682	29,398	100,501	100,711
Technology and content	13,828	19,399	43,872	56,842
General and administrative	20,422	17,300	63,445	54,485
Impairment, restructuring and other charges	—	4,498	—	10,690
Total operating costs and expenses	104,114	101,645	293,651	342,491
Loss from operations	(39,396)	(48,269)	(88,442)	(133,456)
Other expense, net	(138)	(647)	(622)	(2,835)
Loss before income taxes	(39,534)	(48,916)	(89,064)	(136,291)
Benefit from income taxes	(2,509)	(9,767)	(8,660)	(26,898)
Net loss	(37,025)	(39,149)	(80,404)	(109,393)
Preferred stock dividends	(5,320)	(4,933)	(15,644)	(14,420)
Change in preferred stock redemption value	(4,898)	(2,916)	(12,158)	(8,173)
Net loss attributable to common stockholders	$(47,243)	$(46,998)	$(108,206)	$(131,986)

Net loss per share attributable to common stockholders:
Basic and diluted	$(1.68)	$(1.72)	$(3.88)	$(4.83)
Weighted-average number of shares used in per share amounts:
Basic and diluted	28,114	27,346	27,863	27,329
Comprehensive income (loss):
Net loss	$(37,025)	$(39,149)	$(80,404)	$(109,393)
Unrealized gain (loss) for available-for-sale debt securities, net of tax	(15)	(4)	5	(6)
Foreign currency translation adjustments	73	(245)	(65)	(483)
Comprehensive loss	$(36,967)	$(39,398)	$(80,464)	$(109,882)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance as of December 31, 2022	39,977	$40	$777,187	12,415	$(199,998)	$73,799	$(73)	$650,955
Issuance of common stock in connection with equity incentive plans	160	—	—	—	—	—	—	—
Repurchase of shares to satisfy employee tax withholding obligations	—	—	(428)	57	—	—	—	(428)
Dividends and accretion related to convertible preferred stock	—	—	—	—	—	(8,170)	—	(8,170)
Stock-based compensation	—	—	5,306	—	—	—	—	5,306
Other comprehensive income, net of tax	—	—	—	—	—	—	123	123
Net loss	—	—	—	—	—	(19,878)	—	(19,878)
Balance as of March 31, 2023	40,137	$40	$782,065	12,472	$(199,998)	$45,751	$50	$627,908
Issuance of common stock in connection with equity incentive plans	320	—	—	—	—	—	—	—
Repurchase of shares to satisfy employee tax withholding obligations	—	—	(623)	70	—	—	—	(623)
Dividends and accretion related to convertible preferred stock	—	—	—	—	—	(9,414)	—	(9,414)
Issuance of common stock for employee stock purchase program	76	—	262	—	—	—	—	262
Stock-based compensation	—	—	6,518	—	—	—	—	6,518
Other comprehensive loss, net of tax	—	—	—	—	—	—	(241)	(241)
Net loss	—	—	—	—	—	(23,501)	—	(23,501)
Balance as of June 30, 2023	40,533	$40	$788,222	12,542	$(199,998)	$12,836	$(191)	$600,909
Issuance of common stock in connection with equity incentive plans	343	—	—	—	—	—	—	—
Repurchase of shares to satisfy employee tax withholding obligations	—	—	(884)	116	—	—	—	(884)
Dividends and accretion related to convertible preferred stock	—	—	—	—	—	(10,218)	—	(10,218)
Stock-based compensation	—	—	6,797	—	—	—	—	6,797
Other comprehensive income, net of tax	—	—	—	—	—	—	58	58
Net loss	—	—	—	—	—	(37,025)	—	(37,025)
Balance as of September 30, 2023	40,876	$40	$794,135	12,658	$(199,998)	$(34,407)	$(133)	$559,637

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

EHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Nine Months Ended September 30,
	2023	2022
Operating activities:
Net loss	$(80,404)	$(109,393)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,908	2,971
Amortization of internally developed software	13,233	12,714
Stock-based compensation expense	17,741	15,934
Deferred income taxes	(9,311)	(27,207)
Impairment charges	—	3,734
Other non-cash items	5	1,333
Changes in operating assets and liabilities:
Accounts receivable	2,110	3,946
Contract assets – commissions receivable	104,160	122,410
Prepaid expenses and other assets	(12,597)	2,728
Accounts payable	181	(7,118)
Accrued compensation and benefits	6,102	(1,345)
Accrued marketing expenses	(16,347)	(28,175)
Deferred revenue	1,323	(284)
Accrued expenses and other liabilities	(1,410)	(538)
Net cash provided by (used in) operating activities	26,694	(8,290)
Investing activities:
Capitalized internal-use software and website development costs	(7,028)	(12,540)
Purchases of property and equipment and other assets	(1,759)	(192)
Purchases of marketable securities	(48,602)	(8,402)
Proceeds from redemption and maturities of marketable securities	40,900	45,269
Net cash provided by (used in) investing activities	(16,489)	24,135
Financing activities:
Net proceeds from debt financing	—	64,862
Net proceeds from exercise of common stock options and employee stock purchases	262	1,054
Repurchase of shares to satisfy employee tax withholding obligations	(1,935)	(2,901)
Principal payments in connection with leases	(33)	(90)
Payments of preferred stock dividends	(873)	—
Net cash provided by (used in) financing activities	(2,579)	62,925
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(58)	(438)
Net increase in cash, cash equivalents and restricted cash	7,568	78,332
Cash, cash equivalents and restricted cash at beginning of period	147,640	85,165
Cash, cash equivalents and restricted cash at end of period	$155,208	$163,497

 The accompanying notes are an integral part of these condensed consolidated financial statements.

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 – Summary of Business and Significant Accounting Policies

Description of Business – eHealth, Inc., a Delaware corporation, and its consolidated subsidiaries (collectively, “eHealth”) is a leading private online health insurance marketplace with a technology and service platform that provides consumer engagement, education and health insurance enrollment solutions. Our mission is to expertly guide consumers through their health insurance enrollment and related options, when, where and how they prefer. Our platform leverages technology to solve a critical problem in a large and growing market by aiding consumers in what has traditionally been a complex, confusing and opaque health insurance purchasing process. Our omnichannel consumer engagement platform differentiates our offering from other brokers and enables consumers to use our services online, by telephone with a licensed insurance agent, or benefit advisor, or through a hybrid online assisted interaction that includes live agent chat and co-browsing capabilities. We have created a consumer-centric marketplace that offers consumers a broad choice of insurance products that includes thousands of Medicare Advantage, Medicare Supplement, Medicare Part D prescription drug, individual, family, small business and other ancillary health insurance products from over 180 health insurance carriers nationwide. Our plan recommendation tool curates this broad plan selection by analyzing customer health-related information against plan data for insurance coverage fit. This tool is supported by a unified data platform and is available to our ecommerce customers and our benefit advisors. We strive to be the most trusted partner to the consumer in their life’s journey through the health insurance market.

Unless otherwise specified or required by the context, references in this Quarterly Report on Form 10-Q to “eHealth,” “the Company,” “we,” “us” or “our” mean eHealth, Inc. and its consolidated direct and indirect wholly-owned subsidiaries.

Basis of Presentation – The accompanying Condensed Consolidated Balance Sheet as of September 30, 2023 and other condensed consolidated financial statements for the three and nine months ended September 30, 2023 and 2022 are unaudited. The Condensed Consolidated Balance Sheet data as of December 31, 2022 was derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the Securities and Exchange Commission on March 1, 2023. The accompanying financial statements and related notes should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K.

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

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2022 and include all adjustments necessary for the fair presentation of our financial position as of September 30, 2023 and December 31, 2022, and our results of operations for the periods presented. The results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for any subsequent period or for the year ending December 31, 2023 and therefore, should not be relied upon as an indicator of future results.

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Significant Accounting Policies, Estimates and Judgments – The preparation of condensed consolidated financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported and disclosed in the condensed consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates, including those related to, but not limited to, the fair value of investments, the commissions we expect to collect for each approved member cohort, valuation allowance for deferred income taxes, provision (benefit) for income taxes and the assumptions used in determining stock-based compensation. We base our estimates of the carrying value of certain assets and liabilities on historical experience and on various other assumptions that we believe to be reasonable. Actual results may differ from these estimates. There have been no material changes for the nine months ended September 30, 2023 to our significant accounting policies discussed in our Annual Report on Form 10-K for the year ended December 31, 2022.

Recently Adopted Accounting Pronouncements

We did not adopt any new accounting pronouncements during the nine months ended September 30, 2023.

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 2 – Revenue

Disaggregation of Revenue – The table below depicts the disaggregation of revenue by product and is consistent with how we evaluate our financial performance (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Medicare
Medicare Advantage	$43,721	$37,454	$143,231	$152,061
Medicare Supplement	2,630	2,534	7,786	11,291
Medicare Part D	2,046	1,167	4,686	2,165
Total Medicare	48,397	41,155	155,703	165,517
Individual and Family (1)
Non-Qualified Health Plans	1,560	1,991	6,904	5,970
Qualified Health Plans	681	714	4,084	2,975
Total Individual and Family	2,241	2,705	10,988	8,945
Ancillary
Short-term	870	967	2,426	3,287
Dental	649	715	2,317	2,249
Vision	486	245	972	741
Other	555	674	1,788	1,803
Total Ancillary	2,560	2,601	7,503	8,080
Small Business	3,884	2,640	12,557	8,546
Commission Bonus and Other	157	(124)	(1,323)	(426)
Total Commission Revenue	57,239	48,977	185,428	190,662
Other Revenue
Sponsorship and Advertising Revenue	7,135	3,805	18,195	16,540
Other	344	594	1,586	1,833
Total Other Revenue	7,479	4,399	19,781	18,373
Total Revenue	$64,718	$53,376	$205,209	$209,035
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

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Commission revenue by segment is presented in the table below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Medicare
Commission revenue from members approved during the period	$39,169	$39,652	$131,792	$173,790
Net commission revenue from members approved in prior periods (1)	9,291	1,685	22,746	(9,052)
Total Medicare segment commission revenue	$48,460	$41,337	$154,538	$164,738
Individual, Family and Small Business
Commission revenue from members approved during the period	$3,829	$3,600	$13,835	$14,254
Commission revenue from renewals of small business members during the period	2,028	2,200	7,299	7,281
Net commission revenue from members approved in prior periods (1)	2,922	1,840	9,756	4,389
Total Individual, Family and Small Business segment commission revenue	$8,779	$7,640	$30,890	$25,924

Total commission revenue from members approved during the period	$42,998	$43,252	$145,627	$188,044
Commission revenue from renewals of small business members during the period	2,028	2,200	7,299	7,281
Total net commission revenue from members approved in prior periods (1)(2)	12,213	3,525	32,502	(4,663)
Total commission revenue	$57,239	$48,977	$185,428	$190,662
_____________

(1)These amounts reflect our revised estimates of cash collections for certain members approved prior to the relevant reporting period that are recognized as adjustments to revenue within the relevant reporting period. The net adjustment revenue includes both increases in revenue for certain prior period cohorts as well as reductions in revenue for certain prior period cohorts.
(2)The impacts of total net commission revenue from members approved in prior periods were $0.43 and $0.13 per basic and diluted share for the three months ended September 30, 2023 and 2022, respectively. The impacts of total net commission revenue from members approved in prior periods were $1.17 and $(0.17) per basic and diluted share for the nine months ended September 30, 2023 and 2022, respectively.
The total reductions to revenue from members approved in prior periods were $0.8 million and $2.1 million for the three months ended September 30, 2023 and 2022, respectively, and $3.7 million and $15.8 million for the nine months ended September 30, 2023 and 2022, respectively. These reductions to revenue primarily relate to the Medicare segment.

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

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Our cash, cash equivalents and restricted cash balances are summarized as follows (in thousands):

	September 30, 2023	December 31, 2022
Cash	$22,835	$17,776
Cash equivalents	129,283	126,625
Cash and cash equivalents	152,118	144,401
Restricted cash	3,090	3,239
Total cash, cash equivalents and restricted cash	$155,208	$147,640

As of September 30, 2023 and December 31, 2022, we had $3.1 million and $3.2 million of restricted cash which was classified as a non-current asset on our Condensed Consolidated Balance Sheets. This amount collateralizes letters of credit related to certain lease commitments.

Contract Assets and Accounts Receivable

We estimate an allowance for credit losses using relevant available information from internal and external sources, related to past events, current conditions and reasonable and supportable forecasts. Specifically, for the purpose of measuring the probability of default parameters, we utilize Capital IQ’s, Standard & Poor’s and Moody’s analytics. Our estimates of loss given default are determined by using our historical collections data as well as historical information obtained through our research and review of other insurance related companies. Our estimated exposure at default is determined by applying these internal and external data sources to our commissions receivable balances. As such, we apply an immediate reversion method and revert to historical loss information when computing our credit loss exposure. Credit loss expenses are assessed quarterly and are included in the “General and administrative” line in our Condensed Consolidated Statements of Comprehensive Loss. There were no write-offs during the nine months ended September 30, 2023 or for the year ended December 31, 2022.

The change in the allowance for credit losses is summarized as follows (in thousands):

	September 30, 2023	December 31, 2022
Beginning balance	$2,398	$2,198
Change in allowance	(433)	200
Ending balance	$1,965	$2,398

Our contract assets – commissions receivable activities, net of credit loss allowances, are summarized as follows (in thousands):

	Medicare Segment	IFP/SMB Segment	Total
Beginning balance at December 31, 2022	$817,043	$67,261	$884,304
Commission revenue from members approved during the period	131,792	13,835	145,627
Commission revenue from renewals of small business members during the period	—	7,299	7,299
Net commission revenue from members approved in prior periods	22,746	9,756	32,502
Cash receipts	(258,724)	(30,865)	(289,589)
Net change in credit loss allowance	396	37	433
Ending balance at September 30, 2023	$713,253	$67,323	$780,576

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Credit Risk

Our financial instruments that are exposed to concentrations of credit risk principally consist of cash, cash equivalents, marketable securities, contract assets – commissions receivable and accounts receivable. We invest our cash and cash equivalents with major banks and financial institutions and, at times, such investments are in excess of federally insured limits. We also have deposits with major banks in China that are denominated in both U.S. dollars and Chinese Yuan Renminbi and are not insured by the U.S. federal government. The deposits in China were $2.8 million as of September 30, 2023. See Note 4 – Fair Value Measurements for more information regarding our marketable securities.

We do not require collateral or other security for either our contract assets or accounts receivable. Carriers that represented 10% or more of our total contract assets – commissions receivable and accounts receivable balances are summarized as follows:

	September 30, 2023	December 31, 2022
Humana	27%	26%
UnitedHealthCare (1)	25%	24%
Aetna (1)	15%	16%
_____________

(1)Percentages include the carriers’ subsidiaries.

Prepaid Expenses and Other Current Assets – Our prepaid expenses and other current assets are summarized as follows (in thousands):

	September 30, 2023	December 31, 2022
Prepaid expenses	$12,629	$2,858
Prepaid software and maintenance contracts	6,304	5,211
Prepaid licenses	3,289	1,116
Prepaid insurance	775	1,893
Other current assets	236	223
Prepaid expenses and other current assets	$23,233	$11,301

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

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Our financial assets measured at fair value on a recurring basis are summarized below by their classification within the fair value hierarchy (in thousands):

	September 30, 2023
	Carrying Value	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents
Money market funds	$502	$502	$—	$—	$502
Commercial paper	113,884	—	113,884	—	113,884
Agency bonds	14,897	—	14,897	—	14,897
Short-term marketable securities
Commercial paper	8,469	—	8,469	—	8,469
Total assets measured at fair value	$137,752	$502	$137,250	$—	$137,752

	December 31, 2022
	Carrying Value	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents
Money market funds	$13,015	$13,015	$—	$—	$13,015
Commercial paper	112,268	—	112,268	—	112,268
Agency bonds	1,342	—	1,342	—	1,342
Total assets measured at fair value	$126,625	$13,015	$113,610	$—	$126,625

We endeavor to utilize the best available information in measuring fair value. Our money market funds are measured at fair value based on quoted prices in active markets and are classified as Level 1 within the fair value hierarchy. Our available-for-sale marketable securities, which include commercial paper and agency bonds with maturities of less than one year, are measured at fair value using quoted market prices to the extent available or alternative pricing sources and models utilizing market observable inputs and are classified as Level 2 within the fair value hierarchy. There were no transfers between the hierarchy levels during the nine months ended September 30, 2023 or the year ended December 31, 2022.

The following table summarizes our cash equivalents and available-for-sale debt securities by contractual maturity (in thousands):

	As of September 30, 2023		As of December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in 1 year	$137,796	$137,752	$126,664	$126,625

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Unrealized gains and losses on available-for-sale debt securities that are not credit related are included in accumulated other comprehensive income (loss) and summarized as follows (in thousands):

	September 30, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents
Money market funds	$502	$—	$—	$502
Commercial paper	113,927	—	(43)	113,884
Agency bonds	14,895	2	—	14,897
Short-term marketable securities
Commercial paper	8,472	—	(3)	8,469
Total	$137,796	$2	$(46)	$137,752

	December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents
Money market funds	$13,015	$—	$—	$13,015
Commercial paper	112,307	—	(39)	112,268
Agency bonds	1,342	—	—	1,342
Total	$126,664	$—	$(39)	$126,625

As of September 30, 2023 and December 31, 2022, we had 28 and 26 securities, respectively, in a net unrealized loss position that were immaterial individually and in aggregate. We did not record any credit losses regarding our available-for-sale debt securities during the nine months ended September 30, 2023 or the year ended December 31, 2022. We do not intend to sell these securities, and it is more likely than not that we will not be required to sell these securities before the recovery of their amortized cost basis.

Note 5 – Equity

2021 Inducement Plan – On September 22, 2021, the Company adopted an inducement plan (the “2021 Inducement Plan”), pursuant to which the Company reserved 0.4 million shares of its common stock (subject to customary adjustments in the event of a change in capital structure of the Company) to be used exclusively for grants of awards to individuals who were not previously employees or directors of the Company, other than following a bona fide period of non-employment, as an inducement material to the individual’s entry into employment with the Company within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules (“Nasdaq Rules”). In March 2022 and September 2022, the Company amended and restated its 2021 Inducement Plan to reserve an additional 0.5 million and 1.5 million shares of its common stock, respectively (as amended and restated, the “A&R 2021 Inducement Plan”). The 2021 Inducement Plan and its amendments were approved by the Company’s Board of Directors without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Rules, and the terms and conditions of the A&R 2021 Inducement Plan and awards to be granted thereunder are substantially similar to our stockholder-approved Amended and Restated 2014 Equity Incentive Plan. As of September 30, 2023, 2.0 million shares were issued under the A&R 2021 Inducement Plan.

Stock Repurchase Programs – We had no stock repurchase activity during the three and nine months ended September 30, 2023 or 2022. As of September 30, 2023 and 2022, we had a total of 12.7 million and 12.4 million shares, respectively, held in treasury. As of September 30, 2023 and 2022, we had 2.0 million and 1.7 million shares, respectively, in treasury that were previously surrendered by employees to satisfy tax withholding due in

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
connection with the vesting of certain restricted stock units as well as 10.7 million shares previously repurchased under our past repurchase programs.

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

Stock-Based Compensation Expense – Our stock-based compensation expense is summarized as follows by award types for the periods presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Restricted stock units (1)	$6,098	$4,687	$16,559	$14,625
Common stock options	333	313	899	864
Employee stock purchase program	123	144	283	445
Total stock-based compensation expense	$6,554	$5,144	$17,741	$15,934
Related tax benefit recognized	$1,543	$1,194	$4,162	$3,702
_________

(1)    Amounts include market-based and performance-based restricted stock units.

The following table summarizes stock-based compensation expense by operating function for the periods presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Marketing and advertising	$605	$570	$1,598	$1,311
Customer care and enrollment	836	610	2,229	1,576
Technology and content	1,306	1,341	3,384	5,012
General and administrative	3,807	2,623	10,530	8,035
Total stock-based compensation expense	$6,554	$5,144	$17,741	$15,934
Amount capitalized for internal-use software	243	487	880	1,493
Total stock-based compensation	$6,797	$5,631	$18,621	$17,427

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

Dividends – Dividends initially accrued on the Series A Preferred Stock daily at 8% per annum on the stated value of $100 per share (the “Stated Value”), and were payable in kind (“PIK”) beginning on June 30, 2021 through the second anniversary of the Closing Date. Subsequent to the second anniversary of the Closing Date, dividends continue to accrue at 8% per annum, with 6% PIK and 2% payable in cash in arrears beginning on June

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
30, 2023. Dividends compound semiannually and are PIK and payable in cash in arrears, as applicable, on June 30 and December 31 of each year (each a “Dividend Payment Date”). PIK dividends are cumulative and are added to the Accrued Value (as defined below). “Accrued Value” means, as of any date, with respect to any share of Series A Preferred Stock, the sum of the Stated Value per share plus, on each Dividend Payment Date, on a cumulative basis, all PIK dividends that have accrued on such share but that have not previously been added to the Accrued Value. During the second quarter of 2023, we made the initial cash dividend payment in the aggregate amount of $0.9 million and as of September 30, 2023, we have accrued $1.3 million for cash dividends. The Series A Preferred Stock participates, on an as-converted basis, in all dividends paid to the holders of our common stock.

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

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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

Covenants and Liquidity Requirements – As long as H.I.G. continues to own at least 30% of the Series A Preferred Stock originally issued to it in the private placement, the consent of H.I.G. will be required for the Company to incur certain indebtedness and to take certain other corporate actions as set forth in the H.I.G. Investment Agreement. In addition, the Company is required to maintain an Asset Coverage Ratio (as defined in the H.I.G. Investment Agreement) of at least 2.0x (the “Minimum Asset Coverage Ratio”), which increased to 2.5x in August of 2023. The first measurement date of the 2.5x Minimum Asset Coverage Ratio was September 30, 2023. Additionally, the H.I.G. Investment Agreement requires the Company to maintain a Minimum Liquidity Amount (as defined in the H.I.G. Investment Agreement) for certain periods that ranges from $65.0 million to $125.0 million. Failure to maintain the Minimum Asset Coverage Ratio or the Minimum Liquidity Amount as of the date or for the time period required by the H.I.G. Investment Agreement, for as long as H.I.G. continues to own at least 30% of the Series A Preferred Stock originally issued to it in the private placement, entitles H.I.G., subject to conditions and restrictions specified therein, to additional rights, including the right to nominate one additional member to the Company’s Board of Directors, the right to approve the Company’s annual budget, the right to approve hiring or termination of certain key executives and the right to approve the incurrence of certain indebtedness. As of September 30, 2023, we complied with the Minimum Liquidity Amount. However, our Asset Coverage Ratio was 2.3x as of September 30, 2023, and as a result, we did not meet the Minimum Asset Coverage Ratio.

Our Series A Preferred Stock is considered temporary equity in our condensed consolidated financial statements. We have determined there are no material embedded features that require recognition as a derivative asset or liability. We recognized the Series A Preferred Stock at its stated amount less issuance costs of $11.0 million, or $214.0 million.

As of September 30, 2023, the estimated Series A Preferred Stock redemption value equals 135% of the Accrued Value per share as of the redemption date, plus accrued PIK dividends that have not yet been added to the Accrued Value, which is significantly in excess of the fair value of the common stock into which the Series A Preferred Stock is convertible as of September 30, 2023. We have elected to apply the accretion method to adjust the carrying value of the Series A Preferred Stock to its redemption value at the earliest date of redemption, April 30, 2027. Amounts recognized to accrete the Series A Preferred Stock to its estimated redemption value are treated as a deemed dividend and are recorded as a reduction to retained earnings. The estimated redemption value will vary in subsequent periods due to the redemption put right described above and we have elected to recognize such changes prospectively. No shares of Series A Preferred Stock have been converted, and the Series A Preferred Stock was convertible into 3.4 million shares of common stock as of September 30, 2023.

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The following table summarizes the proceeds and changes to our Series A Preferred Stock (in thousands):

Gross proceeds	$225,000
Less: issuance costs	(10,975)
Net proceeds	$214,025

Balance as of December 31, 2021	$232,592
Accrued paid-in-kind dividends	19,357
Change in preferred stock redemption value	11,335
Balance as of December 31, 2022	$263,284
Accrued paid-in-kind dividends	13,441
Change in preferred stock redemption value	12,158
Balance as of September 30, 2023	$288,883

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

The following table sets forth the computation of basic and diluted net loss attributable to common stockholders per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net loss attributable to common stockholders	$(47,243)	$(46,998)	$(108,206)	$(131,986)
Denominator:
Shares used in per share calculation – basic	28,114	27,346	27,863	27,329
Dilutive effect of common stock	—	—	—	—
Shares used in per share calculation – diluted	28,114	27,346	27,863	27,329
Net loss attributable to common stockholders per share – basic and diluted	$(1.68)	$(1.72)	$(3.88)	$(4.83)

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
For each of the three and nine months ended September 30, 2023 and 2022, we had securities outstanding that could potentially dilute per share amounts, but the shares from the assumed conversion or exercise of these securities were excluded in the computation of diluted net loss per share as their effect would have been anti-dilutive. The number of outstanding anti-dilutive shares that were excluded from the computation of diluted net loss per share consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Convertible preferred stock	3,368	3,130	3,315	3,083
Restricted stock units (1)	2,901	1,999	2,574	1,299
Common stock options	218	239	222	282
Employee stock purchase program	67	—	59	—
Total	6,554	5,368	6,170	4,664
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

Our future minimum payments under non-cancellable contractual service and licensing obligations as of September 30, 2023 were as follows (in thousands):

For the Years Ending December 31,
2023 (remainder)	$2,574
2024	4,911
2025	1,041
2026	—
2027	—
Thereafter	—
Total	$8,526

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Operating Leases

Refer to Note 10 – Leases for commitments related to our operating leases.

Self-Insurance

We provide comprehensive major medical benefits to our employees. Effective January 1, 2023, in the United States, we are self-insured for employee health insurance benefits up to $0.3 million per individual per year and a maximum claim liability of $13.6 million. As a result, we record a self-insurance liability based on claims filed and an estimate of claims incurred but not yet reported. As of September 30, 2023, we had a self-insurance liability balance of $2.0 million in the “Accrued compensation and benefits” line on our Condensed Consolidated Balance Sheet. We had no liability on our Condensed Consolidated Balance Sheet as of December 31, 2022 as our employee health insurance coverage was not self-insured at the time.

Contingencies

From time to time, we receive inquiries from governmental bodies and also may be subject to various legal proceedings and claims arising in the ordinary course of business. We assess contingencies to determine the degree of probability and range of possible loss for potential accrual in our condensed consolidated financial statements. An estimated loss contingency is accrued in the condensed consolidated financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. There was no material litigation-related accrual during the three and nine months ended September 30, 2023 or 2022. Legal proceedings or other contingencies could result in material costs, even if we ultimately prevail.

Legal Proceedings

Securities Class Action – On April 8, 2020 and April 30, 2020, two purported class action lawsuits were filed against the Company, its then-chief executive officer, Scott N. Flanders, its then-chief financial officer, Derek N. Yung, and its then-chief operating officer, David K. Francis in the United States District Court for the Northern District of California. The cases are captioned Patel v. eHealth, Inc., et al., Case No. 5:20-cv-02395 (N.D. Cal.) and Bertrand v. eHealth, Inc. et al., Case No. 4:20-cv-02967 (N.D. Cal.). The complaints allege, among other things, that the Company and Messrs. Flanders, Yung and Francis made materially false and misleading statements and/or failed to disclose material information regarding the Company’s accounting and modeling assumptions, rate of member churn and the Company’s profitability during the alleged class period of March 19, 2018 to April 7, 2020. The complaints allege that we and Messrs. Flanders, Yung and Francis violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (as amended, the “Exchange Act”) and Rule 10b-5 promulgated thereunder. The complaints seek compensatory and (in the Patel lawsuit) punitive damages, attorneys’ fees and costs, and such other relief as the court deems proper. On June 24, 2020, the Court consolidated the above-referenced matters under the caption In re eHealth Securities Litig., Master File No. 4:20-cv-02395-JST (N.D. Cal.). The Court also appointed a lead plaintiff and lead counsel for the consolidated matter. An Amended Complaint was filed on August 25, 2020, which Defendants moved to dismiss on October 23, 2020. Defendants’ motion, which Plaintiff opposed, was granted in part and denied in part on August 12, 2021. The Court dismissed Plaintiff’s claims to the extent premised upon alleged misrepresentations or omissions relating to churn but denied Defendants’ motion with respect to alleged misstatements regarding purported operating costs. On October 1, 2021, the Company filed an Answer denying in part and admitting in part the remaining allegations and denying any wrongdoing. On November 11, 2021, Plaintiff’s counsel filed a suggestion of death with respect to the lead plaintiff Billy White. Plaintiff’s counsel published notice regarding the appointment of a new lead plaintiff on January 17, 2022. On November 9, 2022, the Court appointed Chicago & Vicinity Laborers’ District Council Pension Fund as the new lead plaintiff and approved plaintiff’s selection of counsel. On November 29, 2022, the new lead plaintiff and lead plaintiff’s counsel filed a supplement to the amended complaint, replacing the names of the prior lead plaintiff and counsel and incorporating new lead plaintiff’s previously filed certification. On December 22, 2022, the Company, Mr. Flanders, and Mr. Yung moved for judgment on the pleadings as to the remaining claims. Mr. Francis also moved for judgment on the pleadings the same day, and joined the motion by the Company, Mr. Flanders, and Mr. Yung. The motions for

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
judgment on the pleadings were fully briefed by February 9, 2023 and were scheduled for a hearing on April 13, 2023. On April 5, 2023, the Court vacated the hearing on the motions and stated its intent to issue a decision based on the parties’ written briefing. On April 25, 2023, a consortium of putative class members (the “Alger Funds”) filed a motion to intervene in the case, prior to the expiration of the applicable statute of repose, to preserve their individual rights. On May 5, 2023, a defendants’ statement of non-opposition to Alger Funds’ limited motion to intervene and a stipulation with Alger Funds regarding same were filed. On September 28, 2023, the Court granted, with leave to amend, the Company’s motion for judgment on the pleadings as to all remaining claims, along with the similar motions of Mr. Flanders and Mr. Yung. The Court simultaneously dismissed, with prejudice and without leave to amend, all claims against Mr. Francis. On October 23, 2023, plaintiff filed a stipulation of dismissal order and notice, indicating that lead plaintiff would not file an amended complaint or appeal (a) the order granting in part and denying in part the motion to dismiss or (b) the order granting the motion for judgment on the pleadings. On October 25, 2023, the court entered the stipulated order, dismissing the case without leave to amend. There has not been subsequent follow-up from the Alger Funds.

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

On October 5, 2021, a third derivative lawsuit, captioned Badwal v. Flanders et al., Case No. 4:21-cv-07795 (N.D. Cal.) (the “Badwal” matter) was filed in the United States District Court for the Northern District of California. The Badwal complaint purports to assert a claim for breach of fiduciary duty, an insider trading claim, and violations of Section 14(a), 10(b) and 21D of the Exchange Act. The Badwal complaint seeks damages, declaratory relief, corporate governance measures, equitable and injunctive relief, restitution and disgorgement, and attorneys’ fees and costs. On November 29, 2021, the federal court consolidated the Chernet and Badwal matters under the caption In re eHealth, Inc. Stockholder Derivative Litigation (the “Federal Derivative Action”). On August 12, 2021, the court granted-in-part and denied-in-part defendants’ motion to dismiss the securities class action. In December 2021, the parties entered into a stipulation to further stay the Federal Derivative Action pending the appointment of a new lead plaintiff in the securities class action, which was so ordered by the court on December 14, 2021. As discussed above, November 9, 2022, the court appointed a new lead plaintiff in the securities class action. On December 9, 2022, plaintiffs in the Federal Derivative Action filed a verified consolidated stockholder derivative complaint on behalf of the Company against certain current and former members of its Board of Directors and certain of its officers. The complaint alleges breaches of fiduciary duties, insider trading, and violations of Sections 14(a), 10(b) and 21D of the Exchange Act. The complaint seeks damages, declaratory relief, corporate governance measures, equitable and injunctive relief, restitution and disgorgement, and attorneys’ fees and costs. On January 3, 2023, pursuant to a joint stipulation, the court ordered all proceedings in the Federal Derivative Action stayed pending the resolution of the securities class action. On July 28, 2023, the Lincolnshire matter was stayed pending

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
the resolution of the securities class action, pursuant to the parties’ stipulation. There has not been subsequent follow-up from the plaintiffs in these matters.

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

The results of our operating segments are summarized for the periods presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue:
Medicare	$55,523	$45,137	$172,787	$181,266
Individual, Family and Small Business	9,195	8,239	32,422	27,769
Total revenue	$64,718	$53,376	$205,209	$209,035

Segment profit (loss):
Medicare	$(17,471)	$(22,962)	$(25,539)	$(63,050)
Individual, Family and Small Business	4,631	2,688	18,737	12,285
Segment profit (loss)	(12,840)	(20,274)	(6,802)	(50,765)
Corporate	(15,257)	(12,795)	(48,758)	(40,382)
Stock-based compensation expense	(6,554)	(5,144)	(17,741)	(15,934)
Depreciation and amortization	(4,745)	(5,558)	(15,141)	(15,685)
Impairment, restructuring and other charges	—	(4,498)	—	(10,690)
Other income (expense), net	(138)	(647)	(622)	(2,835)
Loss before income taxes	$(39,534)	$(48,916)	$(89,064)	$(136,291)

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

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Geographic Information

Our long-lived assets primarily consist of property and equipment, net and internally developed software. Our long-lived assets are attributed to the geographic location in which they are located. Long-lived assets by geographical area are summarized as follows (in thousands):

	September 30, 2023	December 31, 2022
United States	$32,254	$37,915
China	249	381
Total	$32,503	$38,296

Significant Customers

Substantially all revenue for the three and nine months ended September 30, 2023 and 2022 was generated from customers located in the United States. Carriers representing 10% or more of our total revenue are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Humana	31%	17%	28%	18%
UnitedHealthCare (1)	22%	27%	22%	22%
Aetna (1)	8%	12%	7%	12%
Centene (1)	3%	10%	3%	13%
____________

(1)Percentages include the carriers’ subsidiaries.

Note 10 – Leases

Our lease portfolio primarily consists of operating leases for office space and our leases have remaining lease terms of less than 1 year to 6 years. Certain of these leases have free or escalating rent payment provisions. We recognize lease expense on a straight-line basis over the terms of the leases, although actual cash payment obligations under certain of these agreements fluctuate over the terms of the agreements. Most leases include options to renew, and the exercise of these options is at our discretion.

Subsequent to becoming a remote first workplace in the third quarter of 2022, we have executed several subleases of our office space in the United States. The subleases run through the remaining term of the primary leases. As of September 30, 2023, we expect to generate a total of $14.6 million in future sublease income through January 31, 2030. Sublease income is recorded on a straight-line basis as a reduction of lease expense in our Condensed Consolidated Statements of Comprehensive Loss.

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The components of operating lease costs for the three and nine months ended September 30, 2023 and 2022 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating lease expense	$1,705	$1,905	$5,395	$5,729
Operating sublease income	(518)	(387)	(1,675)	(472)
Total operating lease cost	$1,187	$1,518	$3,720	$5,257

Supplemental information related to our leases are as follows (dollars in thousands):

	Nine Months Ended September 30,
	2023	2022
Cash paid for amounts included in the measurement of operating lease liabilities	$6,533	$5,878
Non-cash investing activities relating to operating lease right-of-use assets	$1,285	$—

	September 30, 2023	December 31, 2022
Weighted-average remaining lease term of operating leases	5.0 years	5.7 years
Weighted-average discount rate used to recognize operating lease right-of-use-assets	5.7%	5.6%

As of September 30, 2023, maturities of our operating lease liabilities are as follows (in thousands):

Year ending December 31,
2023 (remainder)	$2,193
2024	8,889
2025	9,094
2026	7,760
2027	6,773
Thereafter	8,201
Total lease payments (1)	$42,910
Less imputed interest	(5,870)
Total	$37,040
____________
(1)Non-cancellable sublease income for the remainder of 2023 and the years ending December 31, 2024, 2025, 2026, 2027 and thereafter of $0.4 million, $2.4 million, $2.6 million, $2.7 million, $2.8 million, and $3.8 million, respectively, are not included in the table above.

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 11 — Impairment, Restructuring and Other Charges

The following table details impairment, restructuring and other charges for each of the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Restructuring and reorganization charges	$—	$764	$—	$6,956
Asset impairment charges	—	3,734	—	3,734
Impairment, restructuring and other charges	$—	$4,498	$—	$10,690

Restructuring

Our restructuring and reorganization costs and liabilities consist primarily of severance, transition and other related costs. The following table summarizes the cash-based restructuring and reorganization related liabilities (in thousands):

Balance at December 31, 2022	$366
Restructuring and reorganization charges	—
Payments	(366)
Balance at September 30, 2023	$—

During the three and nine months ended September 30, 2023, we incurred no pre-tax restructuring charges. As of September 30, 2023, we had no restructuring accrual on our Condensed Consolidated Balance Sheet.

In the first half of 2022, we eliminated 339 full-time positions, which represented approximately 14% of our workforce, primarily within our customer care and enrollment group, and to a lesser extent, in our marketing and advertising, technology and content, and general and administrative groups, and, as a result, recorded pre-tax restructuring charges of $6.2 million in the “Impairment, restructuring and other charges” line in our Condensed Consolidated Statements of Comprehensive Loss. During the three months ended September 30, 2022, we incurred pre-tax restructuring charges of $0.8 million for additional eliminated positions, which resulted in a $7.0 million pre-tax restructuring charge for the nine months ended September 30, 2022 in the “Impairment, restructuring and other charges” line in our Condensed Consolidated Statements of Comprehensive Loss.

For the three and nine months ended September 30, 2022, we recognized a non-cash, pre-tax asset impairment charge of $3.4 million related to the sublease of our office space in Santa Clara, California in the “Impairment, restructuring and other charges” line in our Condensed Consolidated Statements of Comprehensive Loss. This charge was comprised of $2.5 million of operating lease right-of-use assets impairment and $0.9 million of property and equipment impairment. We also incurred $0.3 million of impairment charges related to abandoned in-process internally developed software during the quarter, which was also recognized in the “Impairment, restructuring and other charges” line in our Condensed Consolidated Statements of Comprehensive Loss.

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

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
used for working capital and general corporate purposes, to refinance our credit agreement with Royal Bank of Canada (“RBC”) and to pay fees and expenses in connection with the entry into the Credit Agreement.

The Credit Agreement provides for a $70.0 million secured term loan credit facility. We incurred closing costs totaling $5.1 million, which were recorded as a direct deduction from the face of the loan on our Condensed Consolidated Balance Sheets. There were $2.7 million of unamortized issuance costs as of September 30, 2023. The carrying value of the term loan approximates the fair value, based on Level 2 inputs (observable market prices in less than active markets), as the interest rate is variable over the selected interest period and is similar to current rates at which we can borrow funds. The carrying value of the loan was $67.3 million as of September 30, 2023.

The Original Credit Agreement bore interest, at our option, at either a rate based on the LIBOR for the applicable interest period or a base rate, in each case plus a margin. The base rate was the highest of the prime rate, the federal funds rates plus 0.50% and one month adjusted LIBOR plus 1.00%. The margin was 7.50% for LIBOR loans and 6.50% for base rate loans. After the Amendment, the loans under the Credit Agreement bear interest, at our option, at either a rate based on the Adjusted Term SOFR or a base rate, in each case plus a margin. The base rate is the highest of the prime rate, the federal funds rate plus 0.50% and three-month Adjusted Term SOFR plus 1.00%. The margin is 7.50% for Adjusted Term SOFR loans and 6.50% for base rate loans. As of September 30, 2023, the interest rate was 13.18%. For the three and nine months ended September 30, 2023, we incurred interest expense of $2.4 million and $6.8 million, respectively. For the three and nine months ended September 30, 2022, we incurred interest expense of $1.7 million and $3.9 million, respectively.

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

Financial covenants in the Credit Agreement require that we maintain Liquidity (as defined in the Credit Agreement) at or above $25.0 million as of the last calendar day of any month. The Credit Agreement also requires that the outstanding amount as of the last calendar day of any month be less than 50% of our total contract assets - commissions receivables (i.e., both current and non-current commissions receivables). As of September 30, 2023, we were in compliance with our loan covenants.

In the first quarter of 2022, in connection with entering into the Credit Agreement, we terminated our credit agreement with RBC, pursuant to which we had an up to $75 million revolving credit facility, and as a result, wrote off our remaining related debt issuance cost of $0.4 million. We had no outstanding borrowings under our agreement with RBC at the time of termination.

Note 13 – Income Taxes

The following table summarizes our benefit from income taxes and our effective tax rates for the periods presented below (in thousands, except effective tax rate):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Loss before income taxes	$(39,534)	$(48,916)	$(89,064)	$(136,291)
Benefit from income taxes	(2,509)	(9,767)	(8,660)	(26,898)
Effective tax rate	6.3%	20.0%	9.7%	19.7%

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Our provision for income taxes during interim reporting periods has historically been calculated by applying an estimate of the annual effective tax rate to income (loss) before income taxes for the reporting period. Although we believe the use of the annual effective tax rate method to be appropriate for prior interim reporting periods, for the three and nine months ended September 30, 2023, we applied the actual effective tax rate, which reflects the actual taxes attributable to year-to-date losses, as allowed by ASC 740-270 “Income taxes, Interim Reporting.” We determined that since minor changes in estimated income or loss for fiscal 2023 would result in significant changes in the estimated annual effective tax rate, the discrete method would provide a more reliable estimate for the three and nine months ended September 30, 2023.

For the three and nine months ended September 30, 2023, we recognized a benefit from income taxes of $2.5 million and $8.7 million, respectively, representing an effective tax rate of 6.3% and 9.7%, respectively, which was lower than the statutory federal tax rate primarily due to stock-based compensation adjustments, non-deductible lobbying expenses and changes in our valuation allowance, partially offset by research and development credits and state taxes. For the three and nine months ended September 30, 2022, we recognized a benefit from income taxes of $9.8 million and $26.9 million, respectively, representing an effective tax rate of 20.0% and 19.7%, respectively, which was lower than the statutory federal tax rate primarily due to stock-based compensation adjustments and non-deductible lobbying expenses, partially offset by research and development credits and state taxes.

Assessing the realizability of our deferred tax assets is dependent upon several factors, including the likelihood and amount, if any, of future taxable income in relevant jurisdictions during the periods in which those temporary differences become deductible. We forecast taxable income by considering all available positive and negative evidence, including our history of operating income and losses and our financial plans and estimates that we use to manage the business. These assumptions require significant judgment about future taxable income. As a result, the amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change. We continue to recognize our deferred tax assets as of September 30, 2023, as we believe it is more likely than not that such deferred tax assets will be realized, with the exception of certain net operating losses and credits for which there is increased uncertainty regarding our future taxable income and a lack of other sources of taxable income, which have a valuation allowance.

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

Overview

We are a leading private online health insurance marketplace with a technology and service platform that provides consumer engagement, education and health insurance enrollment solutions. Our mission is to expertly guide consumers through their health insurance enrollment and related options, when, where and how they prefer. Our platform leverages technology to solve a critical problem in a large and growing market by aiding consumers in what has traditionally been a complex, confusing and opaque health insurance purchasing process. Our omnichannel consumer engagement platform differentiates our offering from other brokers and enables consumers to use our services online, by telephone with a licensed insurance agent, or benefit advisor, or through a hybrid online assisted interaction that includes live agent chat and co-browsing capabilities. We have created a consumer-centric marketplace that offers consumers a broad choice of insurance products that includes thousands of Medicare Advantage, Medicare Supplement, Medicare Part D prescription drug, individual, family, small business and other ancillary health insurance products from over 180 health insurance carriers nationwide. Our plan recommendation tool curates this broad plan selection by analyzing customer health-related information against plan data for insurance coverage fit. This tool is supported by a unified data platform and is available to our ecommerce customers and our benefit advisors. We strive to be the most trusted partner to the consumer in their life’s journey through the health insurance market.

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

During the first nine months of 2023, we have continued to execute on our multi-year transformation plan with an emphasis on enrollment quality, member experience, engagement built around audience segmentation and targeting, differentiated messaging based on our unique value proposition and gradual scaling of our direct and strategic partner marketing channels as we reduce our reliance on lead aggregators. In October 2023, we launched our Company rebrand which we have spent the past several months developing. This rebrand has been designed to reflect our transformational work from the past two years and is expected to increase our brand recognition. It includes our refreshed marketing plan that will differentiate us in the market and includes a redesign of our omni-channel user experience.

Over the past nine months, we have continued to improve our member retention and Complaint Tracking Module (“CTM”) scores. As a result of positive retention dynamics, higher quality performance and the favorable commissions environment of the past two years, we recognized $12.2 million and $32.5 million in net adjustment revenue across most products during the three and nine months ended September 30, 2023, respectively. Additionally, in contrast to the prior year, we expanded our advisor headcount in preparation for the fourth quarter annual enrollment period in which we expect to resume Medicare enrollment growth year over year.

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

The following table shows approved members by product for the periods presented:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2023	2022		2023	2022
Medicare
Medicare Advantage	35,069	37,777	(7)%	131,117	171,714	(24)%
Medicare Supplement	3,010	2,581	17%	10,518	12,229	(14)%
Medicare Part D	2,480	4,532	(45)%	9,274	16,200	(43)%
Total Medicare	40,559	44,890	(10)%	150,909	200,143	(25)%
Individual and Family	3,727	4,859	(23)%	18,111	19,261	(6)%
Ancillary	12,877	17,019	(24)%	42,584	54,255	(22)%
Small Business	1,304	2,436	(46)%	5,207	6,775	(23)%
Total Approved Members	58,467	69,204	(16)%	216,811	280,434	(23)%

Three Months Ended September 30, 2023 and 2022 – Total Medicare approved members declined 10% during the three months ended September 30, 2023 compared to the same period in 2022, primarily due to a decline in Medicare Advantage and Medicare Part D prescription drug plans. These declines were due to lower variable marketing spend as we focused on implementing operational enhancements to our sales and marketing organizations with a plan to resume enrollment growth in the fourth quarter on a significantly improved operational and cost foundation.

Individual and family plan approved members declined 23% during the three months ended September 30, 2023 compared to the same period in 2022 primarily due to reduced member acquisition spend. Ancillary product approved members declined 24% during the three months ended September 30, 2023 compared to the same period in 2022 driven by declines in approved members across all ancillary insurance products that are typically cross-sold with new individual and family plan enrollments and lower overall volume. Small business group health insurance approved members decreased 46% during the three months ended September 30, 2023 compared to the same period in 2022 primarily due to reduced member acquisition spend.

Nine Months Ended September 30, 2023 and 2022 – Total Medicare approved members declined 25% during the nine months ended September 30, 2023 compared to the same period in 2022, reflecting a decline across all Medicare products that we market as a result of reduced member acquisition spend, including marketing and customer care and enrollment, as we focused on implementing operational enhancements to our sales and marketing organizations with a plan to resume enrollment growth in the fourth quarter on a significantly improved operational and cost foundation.

Individual and family plan approved members declined 6% during the nine months ended September 30, 2023 compared to the same period in 2022 primarily due to a 10% decline in qualified health plans as a result of lower volume. Ancillary product approved members declined 22% during the nine months ended September 30, 2023 compared to the same period in 2022, reflecting declines in approved members across all ancillary insurance products that are typically cross-sold with new individual and family plan enrollments and lower overall volume. Small business group health insurance approved members declined 23% during the nine months ended September 30, 2023 compared to the same period in 2022 due to reduced member acquisition spend.

Estimated Constrained Lifetime Value of Commissions Per Approved Member

The following table shows our estimated constrained LTV of commissions per approved member by product for the periods presented below:

	Three Months Ended September 30,		% Change
	2023	2022
Medicare (1) (2)
Medicare Advantage	$997	$953	5%
Medicare Supplement	833	956	(13)%
Medicare Part D	235	219	7%
Individual and Family (1)
Non-Qualified Health Plans	325	306	6%
Qualified Health Plans	322	289	11%
Ancillary (1)
Short-term	151	149	1%
Dental	108	100	8%
Vision	72	61	18%
Small Business (1)	226	217	4%
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

(2)The constraints for all Medicare products remained the same during the three months ended September 30, 2023, as compared to the same period in the prior year.

Medicare

The constrained LTV of commissions per approved member increased by 5% and 7% for Medicare Advantage and Medicare Part D prescription drug plans, respectively, during the three months ended September 30, 2023 compared to the same period in 2022. The increase in Medicare Advantage plans was primarily driven by positive trends in commissions collected as a result of more favorable commission rates and improved retention and carrier mix. The increase in Medicare Part D prescription drug plans was primarily driven by favorable retention. The constrained LTV of commissions per approved member for Medicare Supplement plans decreased 13% compared to the same period in 2022 primarily driven by unfavorable commission rates due to carrier mix, partially offset by favorable retention.

Individual and Family, Ancillary and Small Business

The constrained LTV of commissions per non-qualified approved member and per qualified approved member increased 6% and 11%, respectively, during the three months ended September 30, 2023 compared to the same period in 2022. The increase in constrained LTV of commissions per non-qualified approved member was due to more favorable commission rates and an increase in paying approved applications, partially offset by unfavorable retention. The increase in constrained LTV of commissions per qualified approved member was due to more favorable commission rates and better retention.

The constrained LTV of commissions per approved member for vision and dental plans increased 18% and 8%, respectively, during the three months ended September 30, 2023 compared with the same period in 2022 due to favorable commission rate trends. Small business constrained LTV of commissions per approved member increased 4% compared to the same period in 2022.

Estimated Membership

Estimated membership represents the estimated number of members active as of the date indicated based on the number of members for whom we have received or applied a commission payment during the period of estimation. The following table shows estimated membership as of the periods presented below:

	As of September 30,		% Change
	2023	2022
Medicare (1)
Medicare Advantage	565,126	582,203	(3)%
Medicare Supplement	93,732	97,829	(4)%
Medicare Part D	209,475	224,542	(7)%
Total Medicare	868,333	904,574	(4)%

Individual and Family (1)	85,118	103,262	(18)%
Ancillary (1)	184,248	215,616	(15)%
Small Business (2)	46,316	49,543	(7)%
Total Estimated Membership	1,184,015	1,272,995	(7)%
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

Total Medicare estimated membership as of September 30, 2023 decreased 4% compared to estimated membership as of September 30, 2022 due to a decline across all Medicare products. The overall decline in Medicare estimated membership was primarily due to a decrease in overall Medicare approved applications as we temporarily reduced our investment in demand generation initiatives.

Individual and family plan estimated membership as of September 30, 2023 declined 18% compared to estimated membership as of September 30, 2022 due to a decrease in approved applications. Ancillary plan estimated membership as of September 30, 2023 declined 15% compared to estimated membership as of September 30, 2022 primarily as a result of the decline in applications across all ancillary plans.

Member Acquisition

Marketing initiatives are an important component of our strategy to increase revenue and are primarily designed to encourage consumers to complete an application for health insurance. We calculate and evaluate the customer care and enrollment (“CC&E”) expense per approved member and the variable marketing cost per approved member. We incur CC&E expenses in assisting applicants during the enrollment process. Variable marketing costs represent direct costs incurred in member acquisition from our marketing partners and online advertising channels. Variable marketing costs exclude fixed overhead costs, such as personnel related costs, consulting expenses, facilities and other operating costs allocated to the marketing and advertising department.

The numerator used to calculate each member acquisition metric discussed above is the portion of the respective operating expenses for CC&E and marketing and advertising that is directly related to member acquisition for our sale of Medicare Advantage, Medicare Supplement and Medicare Part D prescription drug plans (collectively, the “Medicare Plans”) and for all individual and family major medical plans and short-term health insurance plans (collectively, “IFP Plans”), respectively. The denominator used to calculate each metric is based on a derived metric that represents the relative value of the new members acquired. For Medicare Plans, we call this derived metric Medicare Advantage (“MA”)-equivalent approved members, and for IFP Plans, we call this derived metric IFP-equivalent approved members. The calculations for MA-equivalent approved members and for IFP-equivalent approved members are based on the weighted number of approved members for Medicare Plans and IFP Plans during the period, with the number of approved members adjusted based on the relative LTV of the product they are purchasing. Since the LTV for any product fluctuates from period to period, the weight given to each product was determined based on their relative LTVs at the time of our adoption of ASC 606.

The following table shows the variable marketing cost per approved member and the CC&E expense per approved member metrics for the periods presented below:

	Three Months Ended September 30,		% Change
	2023	2022
Medicare
CC&E cost per MA-equivalent approved member (1)	$989	$659	50%
Variable marketing cost per MA-equivalent approved member (1)	557	554	1%
Total acquisition cost per MA-equivalent approved member	$1,546	$1,213	27%
Individual and Family Plan
CC&E cost per IFP-equivalent approved member (2)	$272	$173	57%
Variable marketing cost per IFP-equivalent approved member (2)	68	91	(25)%
Total acquisition cost per IFP-equivalent approved member	$340	$264	29%
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

CC&E cost per MA-equivalent approved member increased 50% in the three months ended September 30, 2023 compared to the same period in 2022. The increase is primarily driven by an increase in costs associated with the hiring and training of a higher number of new benefit advisors during the third quarter of 2023 in preparation for the fourth quarter annual enrollment period. Such advisors were primarily engaged in training and did not generate approved members for a majority of the quarter. Additionally, the increase in CC&E cost per MA-equivalent approved member was partially due to the overall decrease in Medicare approved members in the third quarter of 2023 as compared to the same period in 2022 as we focused on implementing operational enhancements to our sales and marketing organizations.

CC&E cost per IFP-equivalent approved member increased 57% in the three months ended September 30, 2023 compared to the same period in 2022. The increase was primarily due to an increase in costs related to a higher number of new benefit advisors in the third quarter of 2023 compared to the same period last year as well as our increased investment in IFP plans, including individual coverage health reimbursement arrangements and state exchange opportunities. Additionally, the decline in approved members in the current period compared to the same period last year contributed to the increase in CC&E cost per IFP-equivalent approved member. Variable marketing cost per IFP-equivalent approved member decreased 25% in the three months ended September 30, 2023 compared to the same period in 2022 primarily due to lower marketing spend as a result of our cost reduction initiatives.

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

Results of Operations

The following table sets forth our operating results and related percentage of total revenue for the periods presented (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
Revenue
Commission	$57,239	88%	$48,977	92%	$185,428	90%	$190,662	91%
Other	7,479	12%	4,399	8%	19,781	10%	18,373	9%
Total revenue	64,718	100%	53,376	100%	205,209	100%	209,035	100%
Operating costs and expenses (1)
Cost of revenue	194	—%	494	1%	662	—%	790	—%
Marketing and advertising	28,988	45%	30,556	57%	85,171	42%	118,973	57%
Customer care and enrollment	40,682	63%	29,398	55%	100,501	49%	100,711	48%
Technology and content	13,828	21%	19,399	36%	43,872	21%	56,842	27%
General and administrative	20,422	32%	17,300	32%	63,445	31%	54,485	26%
Impairment, restructuring and other charges	—	—%	4,498	8%	—	—%	10,690	5%
Total operating costs and expenses	104,114	161%	101,645	190%	293,651	143%	342,491	164%
Loss from operations	(39,396)	(61)%	(48,269)	(90)%	(88,442)	(43)%	(133,456)	(64)%
Other expense, net	(138)	—%	(647)	(1)%	(622)	—%	(2,835)	(1)%
Loss before income taxes	(39,534)	(61)%	(48,916)	(92)%	(89,064)	(43)%	(136,291)	(65)%
Benefit from income taxes	(2,509)	(4)%	(9,767)	(18)%	(8,660)	(4)%	(26,898)	(13)%
Net loss	$(37,025)	(57)%	$(39,149)	(73)%	$(80,404)	(39)%	$(109,393)	(52)%
____________

(1)Operating costs and expenses include the following amounts of stock-based compensation expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Marketing and advertising	$605	$570	$1,598	$1,311
Customer care and enrollment	836	610	2,229	1,576
Technology and content	1,306	1,341	3,384	5,012
General and administrative	3,807	2,623	10,530	8,035
Total stock-based compensation expense	$6,554	$5,144	$17,741	$15,934

Revenue

Our commission revenue, other revenue and total revenue are summarized as follows (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%
Commission	$57,239	$48,977	$8,262	17%	$185,428	$190,662	$(5,234)	(3)%
% of total revenue	88%	92%			90%	91%
Other	7,479	4,399	3,080	70%	19,781	18,373	1,408	8%
% of total revenue	12%	8%			10%	9%
Total revenue	$64,718	$53,376	$11,342	21%	$205,209	$209,035	$(3,826)	(2)%

Three Months Ended September 30, 2023 and 2022 – Commission revenue increased $8.3 million, or 17%, during the three months ended September 30, 2023 compared to the same period in 2022 due to a $7.1 million, or 17%, increase in commission revenue from the Medicare segment and a $1.1 million, or 15%, increase in Individual, Family and Small Business segment commission revenue.

The increase in commission revenue from the Medicare segment was driven by $9.3 million in net adjustment revenue from prior period enrollments for the three months ended September 30, 2023 compared to $1.7 million in net adjustment revenue for the same period in 2022 and a 5% increase in Medicare Advantage LTV. This was partially offset by a 10% decline in overall Medicare plan approved members, specifically a 7% decline in Medicare Advantage plan approved members, compared to the same period in 2022. The increase in net adjustment revenue reflects positive member retention dynamics and the favorable commissions environment related to cohorts of the past two years.

The increase in commission revenue from the Individual, Family and Small Business segment was primarily due to an increase in LTV and $2.9 million in net adjustment revenue from prior period enrollments for the three months ended September 30, 2023 compared to $1.8 million in net adjustment revenue for the same period in 2022, partially offset by a 24% and 23% decline in ancillary product and individual and family plan approved members, respectively. See Summary of Selected Metrics above and Segment Information below for further discussion.

Other revenue increased $3.1 million, or 70%, during the three months ended September 30, 2023 compared to the same period in 2022 due to an increase in advertising revenue.

Nine Months Ended September 30, 2023 and 2022 – Commission revenue decreased $5.2 million, or 3%, during the nine months ended September 30, 2023 compared to the same period in 2022 due to a $10.2 million, or 6%, decrease in commission revenue from the Medicare segment, partially offset by a $5.0 million, or 19%, increase in Individual, Family and Small Business segment commission revenue.

The decrease in commission revenue from the Medicare segment was driven by a 25% decline in overall Medicare plan approved members, specifically a 24% decline in Medicare Advantage plan approved members compared to the same period in 2022, as we temporarily pulled back on member acquisition spend. This decrease in commission revenue was partially offset by $22.7 million in net adjustment revenue from prior period enrollments for the nine months ended September 30, 2023 compared to $(9.1) million in net adjustment revenue for the same period in 2022. The increase in net adjustment revenue reflects positive retention dynamics and the favorable commissions environment related to cohorts of the past two years.

The increase in commission revenue from the Individual, Family and Small Business segment was primarily due to $9.8 million in net adjustment revenue from prior period enrollments for the nine months ended September 30, 2023 compared to $4.4 million in net adjustment revenue for the same period in 2022, partially offset by a 22% decline in ancillary product approved members. See Summary of Selected Metrics above and Segment Information below for further discussion.

Other revenue increased $1.4 million, or 8%, during the nine months ended September 30, 2023 compared to the same period in 2022 due to an increase in advertising revenue.

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

Our cost of revenue is summarized as follows (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%
Cost of revenue	$194	$494	$(300)	(61)%	$662	$790	$(128)	(16)%
% of total revenue	—%	1%			—%	—%

Three Months Ended September 30, 2023 and 2022 – Cost of revenue decreased by $0.3 million during the three months ended September 30, 2023, compared to the same period in 2022, primarily due to decreased activity from our revenue sharing arrangements.

Nine Months Ended September 30, 2023 and 2022 – Cost of revenue decreased by $0.1 million during the nine months ended September 30, 2023, compared to the same period in 2022, primarily due to decreased activity from our revenue sharing arrangements.

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

Our marketing and advertising expenses are summarized as follows (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%
Marketing and advertising	$28,988	$30,556	$(1,568)	(5)%	$85,171	$118,973	$(33,802)	(28)%
% of total revenue	45%	57%			42%	57%

Three Months Ended September 30, 2023 and 2022 – Marketing and advertising expenses decreased $1.6 million, or 5%, during the three months ended September 30, 2023 compared to the same period in 2022, driven by a $2.2 million decrease in variable advertising costs and a $0.9 million decrease in consulting expenses, partially offset by $1.0 million of expenses related to our Company rebrand, which launched in early October, and a $0.7 million increase in personnel and compensation costs. The decrease in variable advertising costs reflects our decision to temporarily reduce member acquisition spend, particularly our online advertising, as we enhance our sales and marketing organizations and prepare to resume enrollment growth in the fourth quarter of 2023 on a substantially improved operational and cost foundation.

Nine Months Ended September 30, 2023 and 2022 – Marketing and advertising expenses decreased $33.8 million, or 28%, during the nine months ended September 30, 2023 compared to the same period in 2022, primarily driven by a $33.5 million decrease in variable advertising costs, a $2.6 million decrease in consulting expenses and a $0.9 million decrease in facilities and other expenses, partially offset by a $1.5 million of expenses related to our Company rebrand and a $0.8 million increase in personnel and compensation cost due to increased bonus accrual. The decrease in variable advertising costs reflects our decision to temporarily reduce member acquisition spend as we enhance our sales and marketing organizations and prepare to resume enrollment growth in the fourth quarter of 2023 on a substantially improved operational and cost foundation.

Customer Care and Enrollment

Customer care and enrollment expenses primarily consist of compensation, benefits and licensing costs for personnel engaged in assistance to applicants who call our customer care center and for enrollment personnel who assist applicants during the enrollment process.

Our customer care and enrollment expenses are summarized as follows (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%
Customer care and enrollment	$40,682	$29,398	$11,284	38%	$100,501	$100,711	$(210)	—%
% of total revenue	63%	55%			49%	48%

Three Months Ended September 30, 2023 and 2022 – Customer care and enrollment expenses increased $11.3 million, or 38%, during the three months ended September 30, 2023 compared to the same period in 2022, primarily due to a $10.2 million increase in personnel and compensation costs related to new benefit advisor hiring, training and licensing ahead of the fourth quarter annual enrollment period and by a $0.5 million increase in consulting expenses.

Nine Months Ended September 30, 2023 and 2022 – Customer care and enrollment expenses decreased $0.2 million during the nine months ended September 30, 2023 compared to the same period in 2022, primarily due to a $0.5 million decrease in facilities and other expenses, a $0.5 million decrease in licensing costs, a $0.4 million decrease in professional fees and a $0.2 million decrease in consulting expenses, partially offset by an increase of $0.9 million in personnel costs which reflect costs associated with new benefit advisors ahead of the fourth quarter annual enrollment period and $0.7 million in higher stock-based compensation costs.

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

Our technology and content expenses are summarized as follows (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%
Technology and content	$13,828	$19,399	$(5,571)	(29)%	$43,872	$56,842	$(12,970)	(23)%
% of total revenue	21%	36%			21%	27%

Three Months Ended September 30, 2023 and 2022 – Technology and content expenses decreased $5.6 million, or 29%, during the three months ended September 30, 2023 compared to the same period in 2022 primarily driven by a $3.4 million decrease in personnel and compensation costs due to lower headcount reflective of our cost reduction program and a $1.6 million decrease in facilities and other expenses.

Nine Months Ended September 30, 2023 and 2022 – Technology and content expenses decreased $13.0 million, or 23%, during the nine months ended September 30, 2023 compared to the same period in 2022 primarily driven by a $9.0 million decrease in personnel and compensation costs due to lower headcount, a $1.9 million decrease in facilities and other expenses and a $1.6 million decrease in stock-based compensation costs.

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

Our general and administrative expenses are summarized as follows (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%
General and administrative	$20,422	$17,300	$3,122	18%	$63,445	$54,485	$8,960	16%
% of total revenue	32%	32%			31%	26%

Three Months Ended September 30, 2023 and 2022 – General and administrative expenses increased $3.1 million, or 18%, during the three months ended September 30, 2023 compared to the same period in 2022, primarily driven by increases of $3.0 million in facilities and other expenses, $1.2 million in stock-based compensation costs and $1.0 million in personnel and compensation costs due to increased bonus accrual, partially offset by a decrease of $0.9 million in professional fees and $0.8 million in consulting expenses.

Nine Months Ended September 30, 2023 and 2022 – General and administrative expenses increased $9.0 million, or 16%, during the nine months ended September 30, 2023 compared to the same period in 2022, primarily driven by increases of $4.6 million in personnel and compensation costs due to increased bonus accrual and changes in senior management, $3.6 million in facilities and other expenses, $2.5 million in higher stock-based compensation costs and $1.7 million in professional fees, partially offset by decreases of $2.4 million in consulting expenses and $0.8 million in depreciation and amortization expenses.

Impairment, Restructuring and Other Charges

Our impairment, restructuring and other charges consist primarily of severance, transition and other related costs and impairment charges. Our impairment, restructuring and other charges are summarized as follows (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%
Impairment, restructuring and other charges	$—	$4,498	$(4,498)	(100)%	$—	$10,690	$(10,690)	(100)%
% of total revenue	—%	8%			—%	5%

Three Months Ended September 30, 2023 and 2022 – We incurred no impairment, restructuring and other charges during the three months ended September 30, 2023 compared to $4.5 million of impairment, restructuring and other charges during the three months ended September 30, 2022. These charges consisted of $3.7 million of impairment charges which primarily related to our Santa Clara, California sublease as well as $0.8 million of restructuring charges related to employee termination benefits during the three months ended September 30, 2022.

Nine Months Ended September 30, 2023 and 2022 – We incurred no impairment, restructuring and other charges for the nine months ended September 30, 2023 compared to $10.7 million of impairment, restructuring and other charges for the nine months ended September 30, 2022. These charges consisted of $7.0 million of severance and other personnel related costs related to a reduction in force that took place throughout 2022 and $3.7 million of impairment charges, which primarily related to our Santa Clara, California sublease.

Other Expense, Net

Other expense, net, primarily consisted of interest expense and fees related to our Credit Agreement, offset by interest income and margin earned on commissions received from Medicare plan members transferred to us in 2010 through 2012 by a broker partner.

Our other expense, net, is summarized as follows (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%
Other expense, net	$(138)	$(647)	$509	79%	$(622)	$(2,835)	$2,213	78%
% of total revenue	—%	(1)%			—%	(1)%

Three Months Ended September 30, 2023 and 2022 – Other expense, net, was $0.1 million during the three months ended September 30, 2023, compared to other expense, net, of $0.6 million during the three months ended September 30, 2022. The change was primarily due to a $1.5 million increase in interest income, partially offset by a $0.6 million increase in interest expense related to the term loan credit agreement.

Nine Months Ended September 30, 2023 and 2022 – Other expense, net, was $0.6 million during the nine months ended September 30, 2023, compared to other expense, net, of $2.8 million during the nine months ended September 30, 2022. The change was primarily due to a $5.1 million increase in interest income, partially offset by a $2.9 million increase in interest expense related to the term loan credit agreement entered into during the first quarter of 2022.

Benefit from Income Taxes

Our benefit from income taxes is summarized as follows (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%
Benefit from income taxes	$(2,509)	$(9,767)	$7,258	(74)%	$(8,660)	$(26,898)	$18,238	68%
Effective tax rate	6.3%	20.0%			9.7%	19.7%

Three Months Ended September 30, 2023 and 2022 – Our effective tax rate of 6.3% for the three months ended September 30, 2023 was lower than our 20.0% effective tax rate for the three months ended September 30, 2022 primarily due to fluctuations in stock-based compensation adjustments and the change from using an annualized effective tax rate method to using the actual effective tax rate to calculate our provision for income taxes. Our effective tax rate for the three months ended September 30, 2023 was lower than the statutory federal tax rate due primarily to stock-based compensation adjustments, non-deductible lobbying expenses and changes in our valuation allowance, partially offset by research and development credits and state taxes.

Nine Months Ended September 30, 2023 and 2022 – Our effective tax rate of 9.7% for the nine months ended September 30, 2023 was lower than our 19.7% effective tax rate for the nine months ended September 30, 2022 primarily due to fluctuations in stock-based compensation adjustments and the change from using an annualized effective tax rate method to using the actual effective tax rate to calculate our provision for income taxes. Our effective tax rate for the nine months ended September 30, 2023 was lower than the statutory federal tax rate due primarily to stock-based compensation adjustments, non-deductible lobbying expenses and changes in our valuation allowance, partially offset by research and development credits and state taxes.

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

Segment profit (loss) is calculated as total revenue for the applicable segment less direct and indirect allocated marketing and advertising, customer care and enrollment, technology and content and general and administrative operating expenses, excluding stock-based compensation expense, depreciation and amortization, impairment, restructuring and other charges, and other income (expense), net.

Our operating segment revenue and segment profit (loss) are summarized as follows (in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%
Revenue:
Medicare	$55,523	$45,137	$10,386	23%	$172,787	$181,266	$(8,479)	(5)%
Individual, Family and Small Business	9,195	8,239	956	12%	32,422	27,769	4,653	17%
Total revenue	$64,718	$53,376	$11,342	21%	$205,209	$209,035	$(3,826)	(2)%

Segment profit (loss):
Medicare	$(17,471)	$(22,962)	$5,491	24%	$(25,539)	$(63,050)	$37,511	59%
Individual, Family and Small Business	4,631	2,688	1,943	72%	18,737	12,285	6,452	53%
Segment loss	(12,840)	(20,274)	7,434	37%	(6,802)	(50,765)	43,963	87%
Corporate	(15,257)	(12,795)	(2,462)	(19)%	(48,758)	(40,382)	(8,376)	(21)%
Stock-based compensation expense	(6,554)	(5,144)	(1,410)	(27)%	(17,741)	(15,934)	(1,807)	(11)%
Depreciation and amortization	(4,745)	(5,558)	813	15%	(15,141)	(15,685)	544	3%
Impairment, restructuring and other charges	—	(4,498)	4,498	100%	—	(10,690)	10,690	100%
Other expense, net	(138)	(647)	509	79%	(622)	(2,835)	2,213	78%
Loss before income taxes	$(39,534)	$(48,916)	$9,382	19%	$(89,064)	$(136,291)	$47,227	35%

Revenue

Three Months Ended September 30, 2023 and 2022 – Revenue from our Medicare segment increased $10.4 million, or 23%, during the three months ended September 30, 2023 compared to the same period in 2022, primarily attributable to a $7.1 million increase in commission revenue. The increase in Medicare segment commission revenue is primarily due to $9.3 million in net adjustment revenue from prior period enrollments for the three months ended September 30, 2023 compared to $1.7 million in net adjustment revenue for the same period in 2022 and a 5% increase in Medicare Advantage LTV. This was partially offset by a 7% decline in Medicare Advantage plan approved members compared to the same period in 2022 as we execute on our transformation initiatives to optimize customer acquisition spend and ultimately return to sustainable profitable growth.

Revenue from our Individual, Family and Small Business segment increased $1.0 million, or 12%, during the three months ended September 30, 2023 compared to the same period in 2022, primarily attributable to an increase in LTV and $2.9 million in net adjustment revenue from prior period enrollments for the three months ended September 30, 2023 compared to $1.8 million net adjustment revenue for the same period in 2022, partially offset by a 24% decline in ancillary product approved members and a 23% decrease in individual and family plan approved members.

Nine Months Ended September 30, 2023 and 2022 – Revenue from our Medicare segment decreased $8.5 million, or 5%, during the nine months ended September 30, 2023 compared to the same period in 2022, primarily attributable to a $10.2 million decrease in commission revenue. The decrease in Medicare segment commission revenue is primarily due to an $8.8 million decrease in Medicare Advantage plan related commission revenue driven by a 24% decline in Medicare Advantage plan approved members compared to the same period prior year as we execute on our transformation initiatives to optimize customer acquisition spend and ultimately grow profitability. This decrease was offset by $22.7 million in net adjustment revenue from prior period enrollments for the nine months ended September 30, 2023 compared to $(9.1) million in net adjustment revenue for the same period in 2022, reflecting positive retention dynamics and the favorable commissions environment related to cohorts of the past two years.

Revenue from our Individual, Family and Small Business segment increased $4.7 million, or 17%, during the nine months ended September 30, 2023 compared to the same period in 2022, primarily attributable to a $5.0 million increase in commission revenue due to an increase in LTV and $9.8 million in net adjustment revenue from prior period enrollments for the nine months ended September 30, 2023 compared to $4.4 million in net adjustment revenue for the same period in 2022, partially offset by a 22% decline in ancillary product approved members.

Segment Profit (Loss)

Three Months Ended September 30, 2023 and 2022 – Our Medicare segment loss was $17.5 million during the three months ended September 30, 2023, an improvement of $5.5 million, or 24%, compared to segment loss of $23.0 million for the same period in 2022. This was driven by a $10.4 million increase in revenue, offset by a $4.9 million increase in operating expenses, excluding stock-based compensation expense, depreciation and amortization, impairment, restructuring and other charges, and other expense, net. The increase in operating expenses was mostly attributable to increased costs associated with the hiring and training of a higher number of new benefit advisors compared to the same period last year.

Our Individual, Family and Small Business segment profit was $4.6 million during the three months ended September 30, 2023, an increase of $1.9 million, or 72%, compared to segment profit of $2.7 million for the same period in 2022. The increase was primarily driven by a $1.0 million increase in revenue.

Nine Months Ended September 30, 2023 and 2022 – Our Medicare segment loss was $25.5 million during the nine months ended September 30, 2023, an improvement of $37.5 million, or 59%, compared to segment loss of $63.1 million for the same period in 2022. This was driven by a $46.0 million decrease in operating expenses, excluding stock-based compensation expense, depreciation and amortization, impairment, restructuring and other charges, and other expense, net, offset by an $8.5 million decrease in revenue. The decrease in operating expenses was mostly attributable to continued impacts from our transformation initiatives which began in the second quarter of 2022.

Our Individual, Family and Small Business segment profit was $18.7 million during the nine months ended September 30, 2023, an increase of $6.5 million, or 53%, compared to segment profit of $12.3 million for the same period in 2022. The increase was primarily driven by a $4.7 million increase in revenue.

Liquidity and Capital Resources

As of September 30, 2023, we had cash, cash equivalents and short-term marketable securities of $160.6 million. During the nine months ended September 30, 2023, we generated operating cash flow of $26.7 million as summarized below. We have historically financed our operations primarily through cash generated from our operations, equity issuances and debt financing. Our principal uses of cash in recent periods have been funding working capital, purchases of short-term investments, the satisfaction of tax withholding obligations in connection with the settlement of restricted stock units, making payments on our operating lease obligations and service and licensing obligations, and complying with our debt servicing requirements and preferred stock dividend payment obligations.

Cash and Cash Equivalents

Our cash, cash equivalents and short-term marketable securities are summarized as follows (in thousands):

	September 30, 2023	December 31, 2022
Cash and cash equivalents	$152,118	$144,401
Short-term marketable securities	8,469	—
Total cash, cash equivalents and short-term marketable securities	$160,587	$144,401

Cash equivalents, which are comprised of financial instruments with an original maturity of 90 days or less from the date of purchase, primarily consist of money market funds, commercial paper and agency bonds. We also maintained $3.1 million and $3.2 million in restricted cash as of September 30, 2023 and December 31, 2022, respectively.

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

Short-term obligations were $8.9 million for leases and $7.0 million for service and licensing as of September 30, 2023. Long-term obligations were $34.0 million for leases and $1.5 million for service and licensing as of September 30, 2023. We expect to fund these obligations through our existing cash and cash equivalents and cash generated from operations.

Convertible Preferred Stock

Pursuant an investment agreement dated February 17, 2021 with Echelon Health SPV, LP (“H.I.G.”) (the “H.I.G. Investment Agreement”), we issued and sold 2,250,000 shares of our newly designated Series A convertible preferred stock (“Series A Preferred Stock”) at an aggregate purchase price of $225.0 million to H.I.G. in a private placement and received $214.0 million net proceeds on April 30, 2021. During the second quarter of 2023, we made our initial 2% semiannual cash dividend payment in the aggregate amount of $0.9 million and as of September 30, 2023, we have accrued $1.3 million for cash dividends. The H.I.G. Investment Agreement also provides certain redemption rights on or after April 2027. In addition, the Company is required to maintain an Asset Coverage Ratio (as defined in the H.I.G. Investment Agreement) of at least 2.5x, which increased from 2.0x in August 2023 (the “Minimum Asset Coverage Ratio”) and a Minimum Liquidity Amount (as defined in the H.I.G. Investment Agreement). Failure to maintain the Minimum Asset Coverage Ratio or the Minimum Liquidity Amount as of the date or the time period as required by the H.I.G. Investment Agreement, or as long as H.I.G. continues to own at least 30% of the Series A Preferred Stock originally issued to it in the private placement, entitles H.I.G., subject to the conditions and restrictions specified therein, to additional rights including, the right to nominate one additional member to the Company’s Board of Directors, the right to approve the Company’s annual budget, the right to approve hiring or termination of certain key executives and the right to approve the incurrence of certain indebtedness. See Note 6 — Convertible Preferred Stock in our Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information.

As of September 30, 2023, we complied with the Minimum Liquidity Amount. However, as our Asset Coverage Ratio was 2.3x, we did not meet the Minimum Asset Coverage Ratio as of September 30, 2023, which was the first measurement date of the 2.5x Minimum Asset Coverage Ratio. The non-compliance with the Minimum Asset Coverage Ratio does not entitle H.I.G. to accelerate the redemption of the Series A Preferred Stock nor is it expected to materially impact our ability to generate and obtain adequate amounts of cash to meet our short-term or long-term requirements.

Term Loan Credit Agreement

On February 28, 2022, we entered into a term loan credit agreement providing for a $70.0 million secured term loan credit facility with Blue Torch Finance LLC as administrative agent and collateral agent, and other lenders party thereto, which agreement was subsequently amended on August 16, 2022 (as amended, the “Credit Agreement”) to update our borrowing benchmark from LIBOR to SOFR. The Credit Agreement matures in February 2025. As part of the Credit Agreement, we incur a $0.3 million fee per annum, payable annually. The loans under the Credit Agreement bear interest, at our option, at either a rate based on the Adjusted Term SOFR or a base rate, in each case plus a margin. The base rate is the highest of the prime rate, the federal funds rate plus 0.50% and three-month Adjusted Term SOFR plus 1.00%. The margin is 7.50% for Adjusted Term SOFR loans and 6.50% for base rate loans. As of September 30, 2023, the interest rate was 13.18%. For the three and nine months ended September 30, 2023, we incurred interest expense of $2.4 million and $6.8 million, respectively.

As of September 30, 2023, the carrying value of the loan under the Credit Agreement was $67.3 million and we were in compliance with our loan covenants. See Note 12 – Debt of Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information regarding the Credit Agreement.

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

Cash Activities

Our cash flows for the nine months ended September 30, 2023 are summarized as follows (in thousands):

	Nine Months Ended September 30,
	2023	2022
Net cash provided by (used in) operating activities	$26,694	$(8,290)
Net cash provided by (used in) investing activities	(16,489)	24,135
Net cash provided by (used in) financing activities	(2,579)	62,925

Operating Activities

Net cash provided by (used in) operating activities primarily consists of net loss, adjusted for certain non-cash items, including, deferred income taxes, stock-based compensation expense, depreciation and amortization, amortization of internally developed software, other non-cash items, and the effect of changes in working capital and other activities.

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

Nine Months Ended September 30, 2023 – Net cash provided by operating activities was $26.7 million during the nine months ended September 30, 2023, primarily driven by changes in net operating assets and liabilities of $83.5 million and adjustments for non-cash items of $23.6 million, partially offset by a net loss of $80.4 million. Adjustments for non-cash items primarily consisted of $17.7 million of stock-based compensation expense and $13.2 million of amortization of internally developed software, partially offset by a $9.3 million decrease due to the change in deferred income taxes. Cash provided by changes in net operating assets and liabilities during the nine months ended September 30, 2023 primarily consisted of a decrease of $104.2 million in contract assets – commissions receivable and an increase of $6.1 million in accrued compensation and benefits, partly offset by a decrease of $16.3 million in accrued marketing expenses and an increase of $12.6 million in prepaid expenses and other assets.

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

Nine Months Ended September 30, 2023 – Net cash used in investing activities of $16.5 million for the nine months ended September 30, 2023 mainly consisted of $48.6 million used to purchase marketable securities and $7.0 million in capitalized internal-use software and website development costs, partially offset by $40.9 million in proceeds from the maturities and redemptions of marketable securities.

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

Financing Activities

Nine Months Ended September 30, 2023 – Net cash used in financing activities of $2.6 million for the nine months ended September 30, 2023 was primarily due to $1.9 million in repurchases of shares to satisfy employee tax withholding obligations and $0.9 million in payments of preferred stock dividends.

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

Our cash, cash equivalents, short-term marketable securities and restricted cash are summarized as follows (in thousands):

	September 30, 2023	December 31, 2022
Cash and cash equivalents (1) (2)	$152,118	$144,401
Short-term marketable securities (2)	8,469	—
Restricted cash	3,090	3,239
Total cash, cash equivalents, short-term marketable securities and restricted cash	$163,677	$147,640
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

Our portfolio of available-for-sale debt securities is exposed to credit and interest rate risk. As of September 30, 2023, we invested $8.5 million in marketable securities primarily consisting of commercial paper and agency bonds. The maturities of these securities were less than one year. See Note 4 – Fair Value Measurements in our Notes to Condensed Consolidated Financial Statements for further discussion on our available-for-sale debt securities.

As of September 30, 2023, our net contract assets – commissions receivable balance was $780.6 million. Our contracts with carriers expose us to credit risk that a financial loss could be incurred if the counterparty does not fulfill its financial obligation. While we are exposed to credit losses due to the non-performance of our counterparties, we consider the risk of this remote. We estimate our maximum credit risk in determining the contract assets – commissions receivable balance recognized on the balance sheet. We had allowances for credit losses of $2.0 million and $2.4 million as of September 30, 2023 and December 31, 2022, respectively.

Our total contract assets and accounts receivable are summarized as follows (in thousands):

	September 30, 2023	December 31, 2022
Contract assets – commissions receivable – current	$212,399	$242,749
Contract assets – commissions receivable – non-current	568,177	641,555
Accounts receivable	522	2,633
Total contract assets and accounts receivable	$781,098	$886,937

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The termination of our relationship with a health insurance carrier, the reduction of commission rates, or the amendment of or change in our relationship with a carrier has in the past reduced, and may in the future reduce, the variety, quality and affordability of health insurance plans we offer, cause a loss of commission payments, including commissions for past and/or future sales, cause a reduction in the estimated constrained lifetime values (“LTVs”) we use for revenue recognition purposes, result in a loss of existing and potential members, adversely impact our profitability or have other adverse impacts, which could harm our business, operating results and financial condition. Health insurance carriers may also determine to exit certain states or markets, or increase premiums to a significant degree, which could cause our members’ health insurance plans to be terminated or our members to purchase new health insurance plans or determine not to pay for health insurance at all. If we lose these members, our business, operating results and financial condition could be harmed.

We derive a significant portion of our revenue from a small number of health insurance carriers, and any impairment of our relationship with them or impairment of their business could adversely affect our business, operating results and financial condition.

Our revenue has been concentrated in a small number of health insurance carriers and we expect that a small number of health insurance carriers will continue to account for a significant portion of our revenue for the foreseeable future. For example, Humana, UnitedHealthcare, Aetna and Centene accounted for 28%, 22%, 7% and 3%, respectively, of our total revenue for the nine months ended September 30, 2023, and accounted for 18%, 22%, 12% and 13%, respectively, of our total revenue for the nine months ended September 30, 2022. As discussed elsewhere in this Risk Factors section, our contractual relationships with health insurance carriers are typically non-exclusive and terminable on short notice by either party for any reason. In particular, given the concentration of our Medicare plan sales in a small number of carriers, if we lose a relationship with a health insurance carrier to market their Medicare plans, even temporarily, or if the health insurance carrier loses its Medicare product membership or their ability to conduct business is otherwise impaired, our business, operating results and financial condition could be harmed.
If we are unable to successfully attract and convert qualified prospects into members for whom we receive commissions, our business, operating results and financial condition would be harmed.

We derive our revenues primarily from commission payments paid to us by health insurance carriers for Medicare-related health insurance and individual and family health insurance plans that have been purchased by members through our services. Our business success depends in large part on our ability to attract qualified prospects into our enrollment platform and provide a relevant and reliable experience in a cost-effective manner to convert such prospects into paying members for whom we receive commissions. We employ different marketing channels and may from time to time adjust our member acquisition strategy to attract visitors to our website and communicate with customers who contact our customer care centers. If our ability to market and sell Medicare-related health insurance and individual and family health insurance is constrained during the Medicare or individual and family health insurance enrollment periods for any reason, such as technology failures, interruptions in the operation of our ecommerce or telephony platforms, reduced allocation of resources, or any inability to timely employ, license, train, certify and retain our employees to sell health insurance, we could acquire fewer members, suffer a reduction in our membership, and our business, operating results and financial condition could be harmed. Our business may also be adversely affected by changes in the mix of products and services that we offer on our platform, changes in the mix of consumers who are referred to us through our direct, marketing partner and online advertising member acquisition channels, including the quality of sales leads, and by seasonal influences. In addition, adverse market events or economic conditions, such as inflation and rising unemployment levels, could impact consumer behavior and demand for health insurance. If more consumers decide to delay enrollment or decrease or discontinue coverage under plans sold through us, our business, operating results and financial condition would be adversely affected.

We have taken and may take additional actions to improve the customer experience, enhance accuracy of plan recommendations, reduce rapid disenrollment and beneficiary complaints and improve the quality of our enrollments and conversion rates. Although we have in the past invested, and may from time to time invest, in various areas of our business, including technology and content, customer care and enrollment, and marketing and advertising to improve the quantity and quality of our membership enrollment in advance of enrollment periods, such investment may not result in a significantly improved number of approved and paying members or may not be as cost-effective as we anticipated.
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

Our ability to grow and retain our membership depends on various factors, including agent productivity, the ability of enrollees to change their health plan outside of the Medicare annual enrollment period, the source of referrals and their enrollment experience. If agent productivity and member retention rates decline, our business, operating results and financial condition could be harmed. In addition, extended enrollment periods could lead to increased termination rates in the future, which could adversely impact our business, operating results and financial condition. Any decrease in the amount of time we retain our members on the health insurance plans that they purchased through us could adversely impact the estimated constrained LTVs we use for purposes of recognizing revenue, which would harm our business, operating results and financial condition. If we experience higher insurance plan termination rates than we estimated when we recognized commission revenue, we may not collect all of the related commissions receivable, which could result in a reduction in LTV and a write-off of contract assets - commissions receivable, which would harm our business, operating results and financial condition.

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

Our success is dependent upon the performance of our senior management and our ability to attract and retain qualified personnel for all areas of our organization. We may not be successful in attracting and retaining personnel on a timely basis, on competitive terms or at all. If we are unable to attract and retain the necessary personnel, our business would be harmed. Our executive officers and employees can terminate their employment at any time, and the loss of these individuals could harm our business, especially if we are not successful in developing adequate succession plans. In recent years, we have appointed several new executive officers and other senior leaders across multiple functions, and we may have additional changes in the future. For example, in 2022, we appointed a new chief operating officer and chief transformation officer, a new chief financial officer and a new general counsel. We also appointed a new chief accounting officer, a new chief marketing officer and a new chief people officer. In 2023, we also appointed a new chief digital officer. The transition and the departure of members of our senior management could result in additional attrition in our senior management and key personnel, and any significant change in leadership over a short period of time could harm our business, operating results and financial condition.

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
Our business success depends on our ability to timely hire, train and retain qualified licensed insurance agents and other employees to provide superior customer service and support our strategic initiatives while also controlling our labor costs.

Our omnichannel consumer engagement platform enables customers to discover, compare and purchase an insurance plan using our proprietary online search engine as well as receive assistance of a licensed insurance agent, or benefit advisor, by telephone, online chat or through a hybrid online assisted interaction such as co-browsing. Our customer care center operations are critical to our success and dependent on our ability to recruit, hire, train and effectively manage our licensed benefit advisors and other employees. In order to sell Medicare-related health insurance products, our benefit advisors must be licensed by the states in which they are selling plans and certified and appointed with the health insurance carrier that offers the plans in each applicable state. We depend upon our employees, state departments of insurance, government exchanges and health insurance carriers for the licensing, certification and appointment of our benefit advisors. We may experience difficulties hiring a sufficient number of licensed insurance agents and retaining existing licensed agents during the year and especially for the Medicare annual enrollment period. If we are not successful in these regards, our ability to sell Medicare-related health insurance plans will be impaired during the Medicare annual enrollment period, which would harm our business, operating results and financial condition.

Even if we are successful in hiring licensed insurance agents, our success depends on the productivity of these licensed insurance agents and other employees that operate the customer care center. Failure to retain, train and ensure the productivity of our licensed insurance agents and other employees could result in lower-than-expected sold plans, conversion rates and revenue, higher costs of acquisition per member and higher plan termination rates, any of which could harm our business, operating results and financial condition. If our licensed insurance agents do not perform to the standards we expect of them or if we do not generate sufficient call volumes for our licensed insurance agents to remain productive, our sold plan volume, conversion and retention rates could be negatively impacted, and our business, operating results and financial condition would be harmed. If investments we make in our customer care center operations do not result in the returns we expected when making those investments, we could acquire fewer members, suffer a reduction in our membership, and our business, operating results and financial condition would be harmed.

Our business may be harmed if we are not successful in executing on our operational and strategic plans, including our growth strategies, cost-saving and enrollment quality initiatives.

Our future performance depends in large part upon our ability to execute our operational and strategic plans. Our success depends in large part on our ability to develop and improve products and services. We have in the past invested and may make significant investments in marketing and advertising, technology and content, customer care and enrollment.

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

In addition, from time to time, we may initiate restructuring plans to implement cost savings initiatives or programs including, among other things, reductions in workforce and other fixed and variable expenses. While such initiatives are intended to improve our operations through re-engineering, reorganizing and better deployment of marketing and other operating expenses, we may not successfully realize the expected benefits of the actions that we have or may in the future take in connection therewith. A variety of risks could cause us not to realize some or all of the expected benefits of these or any other restructuring plans that we may undertake, including, among others, higher than anticipated costs in implementing such restructuring plans, management distraction from ongoing business activities, damage to our reputation and brand image, including negative publicity, workforce attrition beyond planned reductions and risks and uncertainties described elsewhere in this Risk Factors section. Even if we do implement and administer these plans in the manner contemplated, our estimated cost savings resulting therefrom are based on several assumptions that may prove to be inaccurate and, as a result, we cannot assure you that we will realize these cost savings.
Our failure to effectively manage our operations and maintain our company culture as our business evolves and our work practices change could harm us.

Our future operating results will depend on our ability to manage our operations. It is also important to our success that we hire qualified personnel and properly train and manage them, all while maintaining our corporate culture and spirit of innovation. If we are not successful in these efforts, our growth and operations could be adversely affected. In the third quarter of 2022, we adopted a remote first workplace model in the United States, meaning that, except for those employees whose job responsibilities require in-office work, none of our employees are required to work at the office. While we believe allowing employees to work remotely will help us attract and retain talent, transitioning to and operating as a remote first company could negatively impact employee productivity and morale, sales and marketing efforts, customer success efforts, and revenue growth rates or other financial metrics, or create operational or other challenges, any of which could adversely impact our business, financial condition and operating results in any given period, especially if such disruption occurs during or in our preparation for the Medicare annual enrollment period or individual and family health insurance enrollment periods. An increased number of employees in a remote work environment may also exacerbate certain risks to our business, including an increased demand for information technology resources, increased risk of phishing and other cybersecurity attacks and increased risk of unauthorized dissemination of sensitive personal information or proprietary or confidential information about us, our customers or other third parties. Our product development initiatives could also be negatively impacted by the prevalence of remote work. Technologies in our employees’ homes may also be more limited or less reliable than those provided in our offices. We may also be exposed to risks associated with the various locations of our remote employees, including compliance with local laws and regulations, and if employees fail to inform us of changes in their work location, we may be exposed to additional risks without our knowledge. If our key personnel or a significant portion of our employees are unable to work effectively in a remote setting or our business operations are otherwise disrupted during the Medicare annual enrollment period or individual and family health insurance enrollment periods, the adverse impact on our business would be particularly pronounced. It may also be difficult for us to preserve our corporate culture, and our employees may have less opportunities to collaborate in meaningful ways, which could harm our ability to retain and recruit employees, innovate and operate our business effectively.
If we are not able to maintain and enhance our brand, our business and operating results could be harmed.

Our brand identity is critical to our relationships with existing members, marketing partners and health insurance carriers and to our ability to attract new members, marketing partners and health insurance carriers. The promotion of our brand in these and other ways may require us to make substantial investments and we anticipate that, as our market becomes increasingly competitive, these branding initiatives may become increasingly difficult and expensive. Our brand promotion activities may not be successful or yield increased revenue, and to the extent that these activities yield increased revenue, the increased revenue may not offset the expenses we incur, and our operating results could be harmed as a result. If we do not successfully maintain and enhance our brand, our business may not grow and we could lose our relationships with health insurance carriers, marketing partners and/or members, which would harm our business, operating results and financial condition. Negative incidents can erode trust and confidence quickly, and adverse publicity about us could damage our brand and reputation, undermine our customers’ confidence, affect our ability to recruit, engage, motivate and retain qualified personnel, attract regulatory scrutiny, and impact our relationships with current and potential partners.

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

We frequently enter into contractual marketing relationships with partners that drive consumers to our ecommerce platform and customer care centers. These marketing partners include financial and online services companies, affiliate organizations, online advertisers and content providers, and other marketing vendors. We also have relationships with strategic marketing partners, including hospitals and pharmacy chains that promote our Medicare platforms to their customers as well as other provider groups, wellness, and other digital and affinity groups. We compensate many of our marketing partners for their referrals on either a submitted health insurance application basis or a per-referral basis or, if they are licensed to sell health insurance, we may share a percentage of the commission we earn from the health insurance carrier for each member referred by the marketing partner. The success of our relationship is dependent on a number of factors, including but not limited to the continued positive market presence, reputation and growth of the marketing partner, the effectiveness of the marketing partner in marketing our website and services, the compliance of each marketing partner with applicable laws, regulations and guidelines, the contractual terms we negotiate with our marketing partners, including the marketing fees we agree to pay, and our ability to accurately and timely track, pay and manage marketing partners. We depend on our marketing partners for a large number of quality referrals to keep our health insurance agents productive. If our marketing partners fail to deliver effective and/or timely marketing campaigns, especially during the Medicare annual enrollment period, our business and financial condition could be harmed.

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

Competition for referrals from our marketing partners has increased particularly during the enrollment periods for Medicare-related health insurance and individual and family health insurance. We may lose marketing partner referrals if our competitors pay marketing partners more than we do or may be forced to pay increased fees to our marketing partners, any of which could harm our business, operating results and financial condition. If we lose marketing partner referrals during the Medicare or individual and family health insurance enrollment periods, the adverse impact on our business would be particularly pronounced. In addition, the promulgation of laws, regulations or guidelines, or the interpretation of existing laws, regulations and guidelines, by state departments of insurance or by CMS, could cause our relationships with our marketing partners to change or be in non-compliance with those laws, regulations and guidelines. As discussed elsewhere in this Risk Factors section, the marketing and sale of Medicare plans are subject to numerous laws, regulations and guidelines at the federal and state level, and recent changes to the CMS marketing guidelines have resulted in a more complicated and time-consuming process for marketing material filing and the need to file a significantly greater number of our and our marketing partners’ marketing materials with CMS. If our marketing partners’ marketing materials do not comply with the CMS marketing guidelines or other Medicare program related laws, rules and regulations, such non-compliance could result in our losing the ability to receive referrals of individuals interested in purchasing Medicare-related plans from that marketing material or being delayed in doing so. In the event that CMS or a health insurance carrier requires changes to, disapproves or delays approval of these materials, we could lose a significant source of Medicare plan demand and the operations of our Medicare business could be adversely affected. We also have relationships with marketing partners that utilize aspects of our platform and tools. Our relationships with these marketing partners result in the referral of a significant number of individuals to us who are interested in purchasing Medicare-related health insurance plans. If federal or state authorities were to change existing laws, regulations or guidelines, or interpret existing laws, regulations or guidelines, to prohibit these arrangements, or if marketing partners otherwise decided to no longer utilize aspects of our platform and tools, we could experience a significant decline in the number of Medicare-eligible individuals who are referred to our platforms and customer care centers, which would harm our business, operating results and financial condition.

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

The success of our sponsorship and advertising program depends on a number of factors, including the amount health insurance carriers are willing to pay for advertising services, the effectiveness of the sponsorship and advertising program as a cost-effective method for carriers to obtain additional members, consumer demand for the health insurance carrier’s product, our ability to attract consumers to our ecommerce platform, our customer care centers or the dedicated Medicare plan websites and convert those consumers into members, and the cost, benefit and brand recognition of the health insurance plan that is the subject of the advertising, among others. In addition, increased carrier focus on the quality of enrollments and reduction in member complaints could adversely impact our ability to successfully negotiate and operate our sponsorship and advertising programs. If we are not successful in these areas or these factors are unfavorable to us, our business, operating results and financial condition could be harmed.
Our business may be harmed if we do not enroll subsidy-eligible individuals through government-run health insurance exchanges efficiently.

In order to offer the qualified health plans that individuals and families must purchase to receive Affordable Care Act subsidies, agents and brokers must meet certain conditions, such as receiving permission to do so from the applicable government health insurance exchange, entering into or maintaining an agreement with the health insurance exchange or a partner of the exchange, ensuring that the enrollment and subsidy application is completed through the health insurance exchange and complying with privacy, security and other standards. In the event Internet-based agents and brokers such as us use the Internet for completion of qualified health plan selection purposes, their websites may be required to meet certain additional requirements. To the extent we enroll individuals and families into qualified health plans, we do so predominantly through the Federally Facilitated Marketplace (“FFM”), which currently runs all or part of the health insurance exchange in 33 states, using a third-party partnership. The number of states using the FFM may decrease in the future, reducing our ability to enroll members through the FFM. We may experience difficulty in satisfying the conditions and requirements to offer qualified health plans to our existing members and new potential members and in getting them enrolled through the FFM or any similar state-based exchange. If we are not able to satisfy these conditions and requirements, or if we are not able to successfully adopt and maintain solutions that allow us to enroll large numbers of individuals and families in qualified plans over the Internet both during and outside of open enrollment periods, we will lose existing members and new members and may incur additional expense, which would harm our business, operating results and financial condition.

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
•system failures or interruptions in the operation of our ecommerce platform or customer care center operations;
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

Our business may be adversely impacted by changes in China’s economic or political condition, the relationship between China and the United States or other countries, and our ability to continue to conduct our current operations in China. Any such changes may be caused by geopolitical issues, natural disasters, war or other events or circumstances. We have experienced greater competition for qualified personnel in China, which has raised market salaries and increased our compensation costs related to employees in China. If competition for personnel increases further, our compensation expenses could rise considerably or, if we determine to not increase compensation levels, our ability to attract and retain qualified personnel in China may be impaired, which could harm our business, operating results and financial condition. These risks could cause us to incur increased expenses and could harm our ability to effectively and successfully manage our operations in China. Moreover, any significant or prolonged deterioration in the relationship between the United States and China could adversely affect our operations in China. Certain risks and uncertainties of doing business in China are solely within the control of the Chinese government, and Chinese law regulates the scope of our foreign investments and business conducted within China. The escalation of international tensions has increased the risk associated with our operations in China. Either the U.S. or the Chinese government may limit or sever our ability to communicate with our China operations or may take actions that force us to close our operations in China. We employ a large number of our technology and content employees in China, and we have other employees in China that support our business. Any disruption of our operations in China would adversely impact our business. If we are required to move aspects of our operations out of China as a result of political or geopolitical issues, changes in laws, inquiries from health insurance carriers or for other reasons, we could incur increased expenses, and our business, operating results and financial condition could be harmed.

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

Health insurance carriers whose Medicare plans we sell approve our websites, our customer care center call scripts and a large portion of our marketing materials. We must receive these approvals in order for us to market and sell Medicare plans to Medicare-eligible individuals as an insurance agent. We are also required to file many of these materials on a regular basis with CMS. In addition, certain aspects of our Medicare plan marketing partner relationships have been in the past, and will be in the future, subjected to CMS and health insurance carrier review. CMS, state departments of insurance or health insurance carriers may decide to object to or not to approve aspects of our online platforms, sales function or marketing material and processes and may determine that certain existing aspects of our Medicare-related business are not in compliance with legal requirements. CMS scrutinizes health insurance carriers whose Medicare plans we sell, and those health insurance carriers may be held responsible for actions that we, our agents and our partners take, including our marketing materials and actions that lead to complaints or disenrollment. We expect that health insurance carriers will be increasingly evaluating broker performance based on quality of their enrollments, including complaints, retention rates, customer satisfaction and volumes. As a result, health insurance carriers may terminate their relationship with us or require us to take other corrective action if our Medicare product sales, marketing and operations are not in compliance or give rise to too many complaints. The termination of or change in our relationship with health insurance carriers for this reason could reduce the products we are able to offer, could result in the loss of commissions for past and future sales and could otherwise harm our business, operating results and financial condition. Changes to the laws, regulations and guidelines relating to the sale of Medicare plans, their interpretation or the manner in which they are enforced could impact the manner in which we conduct our Medicare business, our ecommerce platforms or our sale of Medicare plans, or we could be prevented from operating certain aspects of our Medicare revenue-generating activities altogether, which would harm our business, operating results and financial condition. We have received, and may in the future receive, inquiries from CMS or state departments of insurance regarding our marketing and business practices and compliance with laws and regulations. Inquiries and proceedings initiated by the government could adversely impact our health insurance licenses, require us to pay fines, require us to modify marketing and business practices, result in litigation and otherwise harm our business, operating results or financial condition.

In May 2021, CMS changed its process for the submission and approval of marketing materials related to Medicare Advantage and Medicare Part D prescription drug plans. The practical application of the previous process allowed for a lead carrier to handle most of the review and filing of Medicare plan marketing materials with CMS. The new process requires each carrier to approve of each filed marketing material and has resulted in a more complicated and time-consuming process to get our marketing material filed with CMS and through the process with carriers. In October 2021, CMS issued new guidance that significantly broadens the types of marketing materials that we are required to file with CMS, including the requirement to file certain generic marketing materials that refer to the benefits or costs of Medicare Advantage or Medicare Part D prescription drug plans but that do not specifically mention a health insurance carrier’s name or a specific plan. As a result, we now submit to each Medicare Advantage and Medicare Part D prescription drug plan carrier with which we have a relationship a significantly larger number of marketing materials than we have in the past. We may not be able to use certain marketing materials and implement our marketing programs effectively if CMS or a health insurance carrier has comments or disapproves of our marketing materials. If we do not timely file the additional marketing materials with CMS or if health insurance carriers do not adapt to the new CMS requirements or increase the efficiency with which they review our marketing material, it could harm our sales and also harm our ability to efficiently change and implement new or existing marketing material, including our customer care center call scripts and our websites, which could harm our business, operating results and financial condition. If we or our marketing partners are not successful in timely receiving health insurance carrier or CMS approval of our marketing materials, or if a health insurance carrier refuses to accept enrollments relating to specific materials or marketing endeavors, we could be prevented from implementing our Medicare marketing and sales initiatives, which could harm our business, operating results and financial condition, particularly if such delay or non-compliance occurs during the Medicare annual enrollment period or the Medicare Advantage open enrollment period.

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

In October 2022, CMS announced that in response to concerns about certain marketing practices in the Medicare marketplace, it would, among other things, be increasing review of certain marketing materials and practices and, beginning January 1, 2023, television advertisements would no longer be eligible for the CMS file and use process and instead would be subject to a more time-consuming review process. Compliance with these evolving laws and regulations may involve significant costs or require changes in our business practices that could have adverse impact on our business, operating results, financial condition and prospects. Non-compliance could also result in fines, damages, prohibitions on the conduct of our business and damage to our reputation.

In April 2023, CMS released final versions of the rules initially proposed in December 2022. The finalized rules, among other things, require us and our partners to provide to consumers additional disclaimers that may direct them away from our enrollment platform and towards government owned or operated enrollment channels or other platforms, add complications to the Medicare marketing material filing and review process, increase CMS and insurance carrier monitoring of agents and brokers such as us, add requirements on agents enrolling beneficiaries in Medicare plans, limit marketing of plan benefits and cost savings, require lengthy new disclosures that make certain forms of marketing infeasible, potentially require a 48-hour waiting period between initial contact with a beneficiary and enrolling that beneficiary in certain circumstances, and limit the time we may contact beneficiaries about Medicare plan options to 12 months after the beneficiary gives us permission for such contact. These additional requirements could impede or otherwise harm our business, operating results or financial condition. There may be further potential impact on the business upon the release of any new guidance and sub-regulatory guidance.

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

Our business depends upon the private sector of the U.S. health insurance system, which is subject to a changing environment. Changes and developments in the health insurance system and Medicare program in the United States could reduce demand for our services and harm our business. Ongoing health care reform efforts and measures may expand the role of government-sponsored coverage, including proposals for single payer or so called “Medicare-for-All” or other proposals that may have the effect of reducing or eliminating the market for our current range of health insurance products, which could have far-reaching implications for the health insurance industry if enacted. Some proposals would seek to eliminate the private marketplace while others would expand a government-sponsored option to a larger population or otherwise increase government oversight or competition in the sector or reduce the fees or commissions payable to brokers under the Medicare program. We are unable to predict the full impact of health care reform initiatives or other regulatory changes on our operations in light of the uncertainty of whether initiatives will be successful and the uncertainty regarding the terms and timing of any provisions enacted and the impact of any of those provisions on various healthcare and insurance industry participants. Changes to the Medicare program or the broader health insurance system as a result of elections or political developments could harm our business, operating results and financial condition. In the event that laws, regulations or rules that eliminate or reduce private sources of health insurance or Medicare are adopted, the demand for our products could be adversely impacted, and our business, operating results and financial condition would be harmed.

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

Increasing regulatory focus on privacy and data security issues and expanding laws could impact our business and expose us to increased liability.

Our business is subject to emerging privacy laws being passed at the state level that create unique compliance challenges. Our services involve the collection and storage of confidential and personally identifiable information of consumers and the transmission of certain personal information to their chosen health insurance carriers and to the government. For example, we collect names, addresses, credit card and social security numbers and health information such as information regarding consumers’ prescription drugs and providers. We also hold a significant amount of personal information relating to our current and former employees. As a result, we are subject to various state and federal laws and contractual requirements regarding the access, use and disclosure of personal information. Compliance with state and federal privacy-related laws, particularly new state legislation such as the

California Consumer Privacy Act and recent amendments thereto, and increasingly robust industry standard security frameworks will result in cost increases due to an increased need for privacy compliance, oversight and monitoring, and the development of new processes to effectuate and demonstrate compliance. The effects of potential non-compliance by us or third-party service providers, and enforcement actions, may result in increased costs to our business and reputational harm. The privacy and cybersecurity legislative landscape is rapidly evolving on the state and federal level. Such changes create challenges for businesses to comply with the new legal obligations in a systematic fashion. These new legal operations may change the way we conduct our business and may harm our results of operations and financial condition.

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

On February 17, 2021, we entered into an investment agreement with Echelon Health SPV, LP (“H.I.G.”), pursuant to which H.I.G. purchased 2.25 million of Series A convertible preferred stock (“Series A Preferred Stock”) for an aggregate price of $225 million (the “H.I.G. Investment Agreement”). The H.I.G. Investment Agreement could also limit our ability to obtain additional financing or increase our borrowing costs, which could have an adverse effect on our financial condition. As of the date of this report, under the H.I.G. Investment Agreement, we are required to obtain the consent of H.I.G. in order to incur certain indebtedness, which could limit our ability to obtain additional financing.

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

Operating and growing our business is expected to require further investments in our business. We have generated negative cash from operating activities and may continue to generate negative cash from operating activities in the future. We may from time to time seek to raise additional capital through debt and/or equity financing to pursue strategic initiatives or make investments in our business. If we seek to raise funds through debt or equity financing, those funds may prove to be unavailable, may only be available on terms that are not acceptable to us or may result in significant dilution to our stockholders or higher levels of leverage. Our Credit Agreement and the H.I.G. Investment Agreement contain restrictions that limit our ability to incur additional indebtedness, issue certain types of equity securities with rights and preferences senior to or pari passu with our Series A Preferred Stock, make certain types of investments or obtain additional financing. Pursuant to the terms of the H.I.G. Investment Agreement, we are currently required to obtain the consent of H.I.G. in order to incur certain indebtedness, which could limit our ability to obtain additional financing. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to pursue our business objectives and to respond to business opportunities or challenges could be harmed, and our business, operating results and financial condition could be materially and adversely affected.

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

We rely in part upon third-party vendors, including cloud infrastructure and bandwidth providers, to operate our ecommerce platform and customer care center. Consumers using our website and accessing our services depend upon Internet, online and other service providers for access to our website and services. Our remote employees rely on third-party service providers to access our systems and other agent productivity tools. We cannot predict whether additional network capacity will be available from these vendors as we need it, and our network or our suppliers’ networks might be unable to achieve or maintain a sufficiently high capacity of data transmission. Any significant interruption in access to our customer care centers or our website or increase in our website’s response time as a result of these difficulties could impair our revenue-generating capabilities, damage our reputation and our relationship with insurance carriers, marketing partners and existing and potential members, and harm our business, operating results and financial condition. In addition, any loss of data could result in loss of customers and subject us to potential liability. Our business operations may also be disrupted if our employees are unable to work from home effectively as a result of technical difficulties experienced by these service providers. Many of these service providers have experienced significant outages, delays and other difficulties in the past and could experience them in the future. If these third parties experience difficulty providing the services we require or meeting our standards for those services, it could make it difficult for us to operate some aspects of our business. Our and our vendors’ facilities, database and systems are vulnerable to damage or interruption from human error, fire, floods, earthquakes and other natural disasters, power loss, telecommunications failures, physical or electronic break-ins, computer viruses, cyberattacks, acts of terrorism, other attempts to harm our systems and similar events.

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

The terms of H.I.G. Investment Agreement could also limit our ability to obtain additional financing or increase our borrowing costs, which could have an adverse effect on our financial condition. As of the date of this report, pursuant to the terms of the H.I.G. Investment Agreement, we must obtain the consent of H.I.G. in order to incur any indebtedness, which could limit our ability to obtain additional financing. The preferential rights could also result in divergent interests between H.I.G. and holders of our common stock. Furthermore, a sale of our company, as a change of control event, may require us to repurchase Series A Preferred Stock, which could have the effect of making an acquisition of our company more expensive and potentially deterring proposed transactions that may otherwise be beneficial to our stockholders.

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

In addition, the Company is required to maintain an Asset Coverage Ratio (as defined in the H.I.G. Investment Agreement) of at least 2.0x, calculated on a quarterly basis, which increased to 2.5x in August of 2023 (the “Minimum Asset Coverage Ratio”). The first measurement date of the 2.5x Minimum Asset Coverage Ratio was September 30, 2023. Additionally, the H.I.G. Investment Agreement requires the Company to maintain a Minimum Liquidity Amount (as defined in the H.I.G. Investment Agreement) for certain periods that ranges from $65.0 million to $125.0 million. As of September 30, 2023, we were in compliance with the Minimum Liquidity Amount. However, we did not meet the Minimum Asset Coverage Ratio as of September 30, 2023. Failure to maintain the Minimum Asset Coverage Ratio or the Minimum Liquidity Amount as of the date or the time period required by the H.I.G. Investment Agreement, for as long as H.I.G. continues to own at least 30% of the Series A Preferred Stock originally issued to it in the private placement, entitles H.I.G., subject to conditions and restrictions specified therein, to additional rights, including the right to nominate one additional member to our Board of Directors, the right to approve our annual budget, the right to approve hiring or termination of certain key executives and the right to approve the incurrence of certain indebtedness. The interests of any director designated by H.I.G. may differ from the interests of our security holders as a whole or of our other directors. If the additional rights are used by H.I.G., it could be distracting to our management and disruptive to our operations or hinder our ability to execute our operational and strategic plans.

Anti-takeover provisions contained in our certificate of incorporation and bylaws, as well as provisions of Delaware law, could impair a takeover attempt.

Our certificate of incorporation, bylaws, and Delaware law contain provisions which could have the effect of rendering more difficult, delaying or preventing an acquisition deemed undesirable by our Board of Directors. Our corporate governance documents include provisions:

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

Customer and consumer demand for health insurance plans may be impacted by weak economic conditions, recession, market volatility or other negative economic factors in the United States or other nations. For example, in 2022, the United States experienced significantly heightened inflationary pressures which continued into 2023. Some of our members may delay signing up for an insurance plan or opt into a plan with lower insurance premiums as a result of such negative economic factors, and we may also experience potential delays in customer premium payments or an increase in plan termination rates, any of which could harm our business. In addition, limited liquidity, defaults, non-performance or other adverse developments affecting financial institutions, or perceptions regarding these or similar risks, have in the past and may in the future lead to market-wide liquidity problems, and such adverse developments may impact parties with which we do business and their liquidity. These macroeconomic factors could materially and adversely affect our business, operating results and financial condition. For example, the recent closures of Silicon Valley Bank (“SVB”), Signature Bank and First Republic Bank have resulted in broader financial institution liquidity risk and concerns. Although we were able to access all of the funds we had on deposit with SVB, the failure of any bank in which we deposit our funds could reduce the amount of cash we have available for our operations or delay our ability to access such funds.

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

Exhibit Number			Incorporation by Reference Herein
		Description of Exhibit	Form	Date
31.1	†	Certification of Francis Soistman, Chief Executive Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	†	Certification of John Stelben, Chief Financial Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	‡	Certification of Francis Soistman, Chief Executive Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	‡	Certification of John Stelben, Chief Financial Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	†	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	†	Inline XBRL Taxonomy Extension Schema Document
101.CAL	†	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	†	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	†	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	†	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		The cover page from the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2023, formatted in Inline XBRL and contained in Exhibit 101
†    Filed herewith.
‡    Furnished herewith.
*    Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EHEALTH, INC.
Date:	November 8, 2023	/s/ Francis Soistman
Francis Soistman Chief Executive Officer (Principal Executive Officer)

Date:	November 8, 2023	/s/ John Stelben
John Stelben Chief Financial Officer (Principal Financial Officer)