Form 10-K
period 2023-12-31
eHealth, Inc.
filed 2024-02-29
CIK 1333493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
13620 RANCH ROAD 620 N, SUITE A250
AUSTIN, TX 78717
 (Address of principal executive offices) (Zip Code)

(737) 248-2340
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
Based on the closing price of the registrant’s common stock on the last business day of the registrant’s most recently completed second fiscal quarter, which was June 30, 2023, the aggregate market value of its shares (based on a closing price of $8.04 per share) held by non-affiliates was $220.9 million. Shares of the registrant’s common stock held by each executive officer and director and by each person who may be deemed to be an affiliate of the registrant have been excluded from this computation. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of February 23, 2024 was 28,938,509 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement for the 2024 Annual Meeting of Stockholders, which is expected to be filed within 120 days after the Company’s fiscal year ended December 31, 2023, are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

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
•Our business may be harmed if we do not enroll subsidy-eligible individuals through government-run health insurance exchanges efficiently.
•Our business, operating results and financial condition will be adversely impacted if we are unable to retain our existing members.
•Our marketing efforts may not be successful or may become more expensive, either of which could adversely affect our business, operating results and financial condition.
•If our carrier advertising and sponsorship program is not successful, our business, operating results and financial condition could be harmed.
•Our business is seasonal in nature, and if we are not successful in responding to changes in the seasonality of our business, our business, operating results and financial condition could be harmed.
•Changes in our management or key employees could affect our business, operating results and financial condition.
•Our business success depends on our ability to timely hire, train and retain qualified licensed insurance agents, or benefit advisors, and other employees to provide superior customer service and support our strategic initiatives while also controlling our labor costs.
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
•From time to time, we are subject to various legal proceedings which could adversely affect our business.
•We may be unable to operate our business if we fail to maintain our health insurance licenses and otherwise comply with the numerous laws and regulations applicable to the sale of health insurance.
•Increasing regulatory focus on privacy and data security issues and expanding laws could impact our business and expose us to increased liability.
•Any legal liability, regulatory penalties, complaints or negative publicity related to us or our services could harm our business, operating results and financial condition.
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
•Our agreements with our lender and our convertible preferred stock investor contain restrictions that impact our business and expose us to risks that could materially adversely affect our liquidity and financial condition.
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
•Our convertible preferred stock investor has rights, preferences and privileges that are not held by, and are preferential to, the rights of our common stockholders, which could adversely affect our liquidity and financial condition, result in the interests of our convertible preferred stock investor differing from those of our common stockholders and make an acquisition of us more difficult.
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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

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
•our expectations regarding our business, industry and market trends, including market opportunity, consumer demand and our competitive advantage;
•our expectations regarding our individual and family business, Medicare Supplement and other ancillary products, including anticipated trends and our ability to enroll individuals and families into qualified health plans;
•our expectation regarding our growth strategies and cost-saving initiatives;
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

We have based these forward-looking statements on our current expectations about future events. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Our actual results may differ materially from those suggested by these forward-looking statements for various reasons, including our ability to retain existing members and enroll new members during the annual healthcare open enrollment period, the Medicare annual enrollment period, the Medicare Advantage annual open enrollment period and other special enrollment periods; changes in laws, regulations and guidelines, including in connection with healthcare reform or with respect to the marketing and sale of Medicare plans; competition, including competition from government-run health insurance exchanges and other sources; the seasonality of our business and the fluctuation of our operating results; our ability to accurately estimate membership, lifetime value of commissions and commissions receivable; changes in product offerings among carriers on our ecommerce platform and changes in our estimated conversion rate of an approved member to a paying member and the resulting impact of each on our commission revenue; the concentration of our revenue with a small number of health insurance carriers; our ability to execute on our growth strategy and other business initiatives; changes in our management and key employees; our ability to hire, train, retain and ensure the productivity of licensed insurance agents, or benefit advisors, and other employees; exposure to security risks and our ability to safeguard the security and privacy of confidential data; our relationships with health insurance carriers; the success of our carrier advertising and sponsorship program; our success in marketing and selling health insurance plans and our unit cost of acquisition; our ability to effectively manage our operations as our business evolves and execute on our transformation plan and other strategic initiatives; the need for health insurance carrier and regulatory approvals in connection with the marketing of Medicare-related insurance products; changes in the market for private health insurance; consumer satisfaction of our service and actions we take to improve the quality of enrollments; changes in member conversion rates; changes in commission rates; our ability to sell qualified health insurance plans to subsidy-eligible individuals and to enroll subsidy-eligible individuals through government-run health insurance exchanges; our ability to derive desired benefits from investments in our business, including membership growth and retention initiatives; our reliance on marketing partners; the success and cost of our marketing efforts, including branding, online advertising, direct-to-consumer mail, email, social media, telephone. television, radio and other marketing efforts; timing of receipt and accuracy of commission reports; payment practices of health insurance carriers; dependence on our operations in China; the restrictions in our debt obligations; the restrictions in our investment agreement with our convertible preferred stock investor; our ability to raise additional capital; compliance with insurance, privacy, cybersecurity and other laws and regulations; the outcome of litigation in which we may from time to time be involved; the performance, reliability and availability of our information technology systems, ecommerce platform and underlying network infrastructure, including any new systems we may implement; public health crises, pandemics, natural disasters, changing climate conditions and other extreme events; general economic conditions, including inflation, recession, financial, banking and credit market disruptions; our ability to effectively administer our self-insurance program; and those identified under the heading “Risk Factors” in Part I, Item 1A. of this report and those discussed in our other Securities and Exchange Commission filings. Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in this report are made only as of the date hereof. Except as required by applicable law, we do not undertake, and specifically decline, any obligation to update any of these statements or to publicly announce the results of any revisions to any forward-looking statements, whether as a result of new information, future events, changes in assumptions or otherwise.
Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause our actual results to differ materially from those in the forward-looking statements.

PART I

ITEM 1.    BUSINESS

Overview

eHealth, Inc. and its subsidiaries, referred to throughout this report as “eHealth,” the “Company,” “we,” “us” or “our”, is a leading private health insurance marketplace with a technology and service platform that provides consumer engagement, education and health insurance enrollment solutions. Our mission is to expertly guide consumers through their health insurance enrollment and related options, when, where, and how they prefer. Our platform leverages technology to solve a critical problem in a large and growing market by aiding consumers in what has traditionally been a complex, confusing and opaque health insurance purchasing process.

Our omnichannel consumer engagement platform differentiates our offering from other brokers and enables consumers to use our services online, by telephone with a licensed insurance agent, or benefit advisor, or through a hybrid online assisted interaction that includes live agent chat and co-browsing capabilities. We have created a consumer-centric marketplace that offers consumers a broad choice of insurance products that includes thousands of Medicare Advantage, Medicare Supplement, Medicare Part D prescription drug, individual, family, small business, and other ancillary health insurance products from over 180 health insurance carriers nationwide. Our plan recommendation tool curates this broad plan selection by analyzing customer health-related information against plan data for insurance coverage fit. This tool is supported by a unified data platform and is available to our ecommerce customers and our benefit advisors. We strive to be the most trusted partner to the consumer in their life’s journey through the health insurance market.

Our Business Model

We operate our business in two segments: (1) Medicare and (2) Employer and Individual (“E&I”). In the fourth quarter of 2023, the Individual, Family and Small Business segment was renamed “Employer and Individual”. The E&I segment name change was to the name only and had no impact on our historical financial position, results of operations, cash flow or segment level results previously reported. Our Medicare segment represents the majority of our business and constituted approximately 90% of our revenue in 2023. We derive the majority of our revenues from commission payments paid to us by health insurance carriers related to insurance plans that have been purchased by members who used our services. Our platform and services are free to the consumer, and, as an insurance agency, we do not take on underwriting risk.

In our Medicare segment, we have benefited from (1) demographic trends, with an average of approximately 10,000 people projected to turn 65 every day for the next several years; (2) the strong value proposition of the Medicare Advantage program, which we believe has provided overall superior health outcomes compared to traditional Medicare and a wide selection of plans that are increasingly offering extra benefits, including gym memberships, medical transportation and nutritional services; (3) the increasing proportion of the Medicare eligible population that is choosing commercial insurance solutions such as Medicare Advantage and Medicare Supplement plans, rather than obtaining healthcare through the original Medicare program; and (4) consumers’ growing propensity to comparison shop, including for healthcare insurance. In addition, our digital platform provides us with a strong competitive advantage as adoption of the Internet for research, social interaction, shopping, and other daily needs is continuously growing for seniors.

In our E&I segment, we temporarily reduced our investment in member acquisition as we focused on reengineering key operational processes. While our new enrollment growth in this business has slowed down, we have benefited from the favorable plan retention dynamics with our existing customers.

Our management evaluates our business performance and manages our operations in the following two segments:

Medicare Segment

Through a combination of demand generation strategies, we actively market a large selection of Medicare-related health insurance plans and, to a lesser extent, ancillary products such as dental and vision insurance and indemnity plans, to our Medicare-eligible consumers. Our Medicare ecommerce platform, which can be accessed through our websites (www.eHealthMedicare.com, www.PlanPrescriber.com and www.GoMedigap.com), and telephonic enrollment capabilities enable consumers to research, compare and purchase Medicare-related health insurance plans, including Medicare Advantage, Medicare Supplement, and Medicare Part D prescription drug plans. To the extent that we assist in the sale of Medicare-related insurance plans as a health insurance agent, either online, telephonically, or through a hybrid online assisted enrollment, we generate revenue from the commissions we receive from health insurance carriers. Our commissions may include certain bonus payments, which are generally based on attaining predetermined target sales levels or other objectives, as determined by the health insurance carriers. For Medicare Advantage and Medicare Part D prescription drug plans, our commissions also include regular administrative payments related to administrative services we perform.

In the first effective plan year of a Medicare Advantage and Medicare Part D prescription drug plan, for which we are the broker of record, we receive a fixed, annual commission payment from insurance carriers generally after the plan is approved by the carrier and becomes effective. If applicable, after the health insurance carrier approves the application but during the effective year of the plan, we are paid a fixed commission payment that is prorated for the number of months remaining in the calendar year. Additionally, if the plan is the first Medicare Advantage or Medicare Part D prescription drug plan issued to the member because the beneficiary just became eligible for these products or has previously been covered through the traditional Medicare program, we may receive a higher commission amount that covers a full 12-month period, regardless of the month the plan was effective. Beginning with the second plan year and for as long as the member remains on that plan, we typically receive fixed, monthly commissions for Medicare Advantage and Medicare Part D prescription drug plans and generally continue to receive commissions until either the plan is cancelled or we otherwise do not remain the agent on the plan. Commission payments we receive for Medicare Supplement plans sold by us typically are a percentage of the premium on the plan and are paid to us monthly until either the plan is cancelled or we otherwise do not remain the agent on the plan.

For Medicare Supplement plans, our commissions generally represent a flat amount per member per month or a percentage of the premium amount collected by the carrier during the period that a member maintains coverage under a plan. Premium-based commissions are reported to us after the premiums are collected by the carrier, generally on a monthly basis. We generally continue to receive the commission payment from the relevant insurance carrier until the health insurance plan is cancelled or we otherwise do not remain the agent on the plan.

Medicare Advantage and Medicare Part D prescription drug plan pricing is approved by the Centers for Medicare and Medicaid Services (“CMS”), an agency of the United States Department of Health and Human Services, and is not subject to negotiation or discounting by health insurance carriers or our competitors. Similarly, Medicare Supplement plan pricing is set by the health insurance carrier and approved by state regulators and is not subject to negotiation or discounting by health insurance carriers or our competitors.

Employer and Individual Segment

We actively market individual and family health insurance plans (“IFP”) and small business health insurance plans through our ecommerce platform, which can be accessed through our websites (www.eHealth.com and www.eHealthInsurance.com), and generate revenue as a result of commissions we receive from health insurance carriers whose health insurance plans are purchased through us, as well as commission override payments we receive for achieving sales volume thresholds or other objectives. In addition, we market a variety of ancillary products, including but not limited to, short-term, dental and vision plans. These ancillary products are offered to individual and family and small business consumers and are also sold on a standalone basis. The commission payments we receive for individual and family, small business, and ancillary health insurance plans are either a percentage of the premium consumers pay for those plans or a flat amount per member per month, and vary depending on the carrier that is offering the plan, the state where the plan was sold and the size of the business. Commission payments are typically made to us on a monthly basis until either the plan is cancelled or we otherwise do not remain the agent on the plan. Health insurance pricing, which is set by the health insurance carrier and approved by state regulators, is not subject to negotiation or discounting by health insurance carriers or our competitors.

Non-Commission Revenue Sources

Within our two operating segments, we earn commission revenue, as well as non-commission revenue, or other revenue, which includes online sponsorship and advertising, non-broker of record arrangements, performance of other services, technology licensing and lead referral revenue.

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

Non-Broker of Record. In certain arrangements, we facilitate beneficiary enrollment in Medicare-related health insurance plans with health insurance carriers without remaining the agent of record. Under these arrangements, we receive one-time fees determined by contract terms and our services are complete once the submitted application is approved by the relevant health insurance carrier. We recognize fee income based upon the fee we expect to receive for selling the plan after the carrier approves an application.

Other Services. We generate revenue from agreements with carriers to perform various post-enrollment services for members in Medicare health insurance plans. We typically are paid a fixed fee upon completion of the specific service and the revenue is recognized in the period the service was completed.

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

Lead Referrals. We may generate revenue from the sale of individual and family health insurance leads generated by our ecommerce platforms and our marketing activities.

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

Medicare is a federal program that provides persons sixty-five years of age and older, and some persons under the age of sixty-five who meet certain conditions, with hospital and medical insurance benefits. Medicare beneficiaries choose between Medicare Fee-For-Service and Medicare Advantage plans. Medicare Fee-For-Service is a government plan where the consumer is responsible for select health care related payments with no limit on out-of-pocket expenses and can be used at any doctor or hospital that accepts Medicare. To increase coverage, Medicare Fee-For-Service beneficiaries can purchase commercially offered Medicare Supplement plans. Medicare Advantage is an alternative to Medicare Fee-For-Service that provides health and drug coverage in a single offering from private health insurance carriers that CMS has contracted with under the Medicare Advantage and Medicare Part D prescription drug programs. Under these programs, the government pays health insurance carriers per enrollee to cover health care expenses rather than the government making payments directly to providers under Medicare Fee-For-Service. Medicare Advantage plans are required to cover the same services as Medicare Fee-For-Service and usually cover a variety of other health care services and include a cap on out-of-pocket spending for the consumer. In many cases, Medicare Advantage plans only allow consumers to use doctors who are in the specific plan’s network.

Individual and family products are typically purchased by consumers under 65 years of age that do not have coverage through their employer. Small business group health insurance addresses the health insurance needs of businesses typically with 100 or fewer employees and is evolving towards products such as Individual Coverage Health Reimbursement Arrangements (“ICHRA”), which are available to businesses with employees of any size. Individual, family and small business health insurance has historically been sold by independent insurance agents and, to a lesser degree, directly by insurance companies. Many of these agents are self-employed or work for small agencies, and they typically service only their local communities. In addition, many of these agents sell health insurance from a limited number of insurance carriers (in some cases only one), resulting in a reduced selection of plans for the consumer.

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

Pursue Deliberate Enrollment and Revenue Growth

In 2022, we purposefully slowed down our enrollment volume and revenue growth as we worked to implement a number of transformation initiatives aimed at increasing the effectiveness of our sales and marketing organizations and rationalizing our cost structure. In 2023, we successfully returned to growth on an enhanced operational foundation with an emphasis on enrollment quality, member experience, and engagement. We expect to build on this foundation in 2024 by pursuing further enrollment growth while continuing to enhance key aspects of our platform.

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

Continue To Build Out Our Unified Omnichannel Marketing Engine

In 2023, we scaled our existing successful demand generation channels and launched new channels, some on a full-scale basis and others in a pilot mode. We expect to continue to expand and diversify our channel mix through a disciplined, test-based approach as we pursue enrollment growth.

We also completed a comprehensive rebrand to more effectively communicate eHealth’s differentiated value proposition and to reflect the transformational work that has taken place over the past two years. We plan to communicate this value proposition in our branded materials throughout the customer journey, starting with a consistent message across our marketing channels, during customer interaction with our omnichannel platform as they research and shop for plans, and extending to post-enrollment member engagement activities. We will continue our efforts to achieve greater customer loyalty and brand recognition as a trusted, transparent advisor in a complex health insurance industry.

Our marketing outreach will be optimized through audience targeting strategies and a disciplined, return-on-investment driven approach to lead generation. Our audience segmentation and targeting reflects the diverse nature of our end markets. For example, customers who are just aging into Medicare and looking for their first plan respond to marketing materials and interact with our platform differently from those who are familiar with the program and are looking to switch from an existing plan to a new one. We believe a more tailored approach geared to specific needs of an audience will lead to further improvement in lead quality and enhance customer engagement. We also will continue to align our marketing engine more closely with the new structure of our telesales organization by emphasizing local-market and product-specific campaigns.

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

As a next phase of our retention strategy, we have introduced additional initiatives including updating our member onboarding experience, launching our loyalty program and personalized communications with our new and existing customers over a variety of channels meant to foster year-round awareness of eHealth and the services we provide. We also developed targeted retention programs for audiences with higher propensity for attrition, which include coordinated marketing outreach and specialized training for our benefit advisors to cater to specific member needs.

Drive Higher Conversions on our Platform

We plan to continue improving consumer experience and conversion rates across our entire omnichannel platform, regardless of how a customer first interacts with eHealth or how the final enrollment is made. This includes increasing the effectiveness of our telesales organization through a redesigned hiring, training, and career pathing program. We are also expanding the percentage of our benefit advisors who specialize in specific geographies and/or products, which has demonstrated a positive impact on the depth of their expertise and effectiveness in serving our customers. The changes to our demand generation strategy are also expected to contribute to higher conversion rates through better lead quality.

On the technology side, we plan to further enhance customers’ shopping and enrollment experience on our platform through multiple touchpoints. This includes advanced plan recommendation tools, online educational content, real-time customer data verification, and new platform features aimed at bridging online and offline experience, such as online chat and agent co-browsing. Our goal is to allow customers to interact with us on their terms, moving seamlessly between our website, advisor enrollment center, and electronic communications with licensed benefit advisors, and to provide them with personalized and consistent end-to-end experiences across mobile and website throughout critical customer journeys.

Diversify Our Revenue Streams

We intend to leverage our technology leadership, carrier relationships and distribution capabilities to pursue the diversification of our core business and revenue base. This will include investing for growth in existing product lines outside of the core Medicare Advantage business, including Medicare Supplement, individual and family and small business plans and ancillary products. We also expect to add new products and services and explore adjacent markets within the broader health insurance industry.

Going forward, the E&I segment will be an important element of our diversification plan, and we expect to pursue both direct-to-consumer strategies as well as business-to-business strategies for employers of all sizes, including the emerging ICHRA opportunity. Another important element of our diversification program involves supplementing our core broker-of-record business with dedicated carrier arrangements and business process outsourcing deals that leverage our advisor enrollment center capabilities to help field inbound call volumes for specific carriers.

Carrier Relationships

We have developed strategic relationships with leading health insurance carriers in the United States, enabling us to offer thousands of health insurance plans online. We have relationships with over 180 Medicare-related, individual and family, small business and ancillary health insurance plan carriers, including large national carriers and well-established regional carriers. Many of these major carriers have been selling their products through us for over ten years. In many cases, we have back-office integration with major carriers allowing us to submit applications efficiently and cost-effectively, which is an area of competitive differentiation for our business. We typically enter into contractual agency relationships with health insurance carriers that are non-exclusive and terminable on short notice by either party for any reason.

Our Platforms and Technology

Our ecommerce platforms and consumer engagement solutions are built to provide market-leading information, decision support, customer engagement, and transactional services to a broad group of health insurance consumers nationwide while prioritizing accessibility to health insurance. Our ecommerce platforms organize and present voluminous and complex health insurance information in an objective format that empowers individuals, families, and businesses to research, analyze, compare, and purchase a wide variety of health insurance plans.

Our technology platform also allows eHealth to provide omni-channel capabilities to our customers who can shop and enroll in health insurance through an intuitive online interface, by speaking with a live benefit advisor or utilizing one of the hybrid enrollment methods such as agent chat and co-browsing tools. These omni-channel capabilities represent a differentiated offering relative to other brokers in our sector.

We have a technology and content team that is responsible for ongoing enhancements to the features and functionality of our ecommerce platforms, which are critical to maintaining our technology leadership position in the industry. Many of our technology and content employees are employed by our Xiamen, China subsidiary.

Elements of our platforms include:

Plan Comparisons and Recommendations. We offer online comparison and recommendation tools that process and simplify voluminous information across thousands of health insurance plans that are available through our platform. Our technology enables consumers to compare and evaluate health insurance options based on each consumer’s specific needs and plan characteristics such as price, plan type, coverage limits, deductible amount, co-payment amount, and in-network and out-of-network benefits. After entering relevant information on our website or giving such information to one of our licensed benefit advisors, our platforms allow consumers to instantly receive a list of applicable health insurance plans and rate and benefit information in an easy-to-understand format. Our proprietary recommendation algorithms are carrier-agnostic and were designed based on the several million customer assistance interactions that we have facilitated.

Online Application and Enrollment Forms. Health insurance applications vary widely by carrier and state. Our proprietary application tool lets us capture each insurance application’s unique business rules and build a corresponding online application. Our online application process offers our consumers significant improvements over the traditional, paper-intensive application process. It employs dynamic business logic to help individuals and families correctly complete the application and enrollment forms in real time. This reduces delays resulting from application rework, a significant problem with traditional health insurance distribution, where incomplete applications are mailed back and forth between the consumer, the traditional agent, and the carrier. We further simplify the enrollment process by accepting electronic signatures.

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

Advisor Enrollment Center Technology Systems. Our proprietary agent-assist management systems enable us to provide a full range of personalized customer service tasks efficiently while complying with Medicare and health insurance regulatory requirements. Our benefit advisors have script-on-screen tools that align to customer and compliance needs and leverage a common back-office platform that powers our direct-to-consumer shopping experience. Our systems also have customer relationship management tools that can track each consumer throughout the application process, obtain real-time updates from the carrier, generate automated emails specific to each consumer and access a cross-sell engine and dashboard to identify and track cross-sell opportunities. Our auto-email system is feature-rich with HTML capability, customizable merge tags, granular segmentation and tracking capability.

Customer Center. Our customer center enables members to create a secure personal profile that stores their prescription drug regimen, preferred doctors and pharmacies, current coverage, and other relevant data. This data is available to members and our licensed benefit advisors that they contact. After members create a customer center account, our technology will import details provided to an agent over the telephone to the account. The following are important benefits of our customer center:

•Empower Medicare beneficiaries to take control of their personal information — Our customer center puts our members in the driver's seat by helping them track and update the information they need when it is time to reconsider their coverage options.

•Identification of Medicare plan options — With their relevant information securely stored in our customer center, it is easier for shoppers to find the best plan options for their personal needs and budget, and also incentivizes them to return to us when their needs change.

•Drive retention through communication — Our customer center allows beneficiaries to track the status of their applications over time and connects them with us if they have questions.

Information Security

Information security is an integral part of our business. We emphasize that information security is “everyone’s responsibility.” We are committed to maintaining information security through responsible management, appropriate use, and protection according to relevant legal and regulatory requirements and our contractual relationships. We maintain an office of the chief information security officer (“CISO”) focused on information and systems technology and corporate governance to drive a common security framework practice. The CISO office concentrates on technology, behaviors, and safeguarding information from unauthorized or inappropriate access, use, or disclosure. The audit committee of our board of directors oversees information and cybersecurity risks and periodically reviews the status with our CISO. We utilize various industry-recognized information security frameworks, including SOC-2, Health Information Trust Alliance (HITRUST), National Institute of Standards and Technology, Payment Card Industry Data Security Standard, Center for Internet Security (“CIS”) Controls, and CIS Benchmarks. For more information about our cybersecurity risk management and governance, see Part I, Item 1C, Cybersecurity, of this Annual Report on Form 10-K.

Intellectual Property

We rely on a combination of patent, trademark, copyright and trade secret laws in the United States and other jurisdictions, as well as confidentiality procedures and contractual provisions, to protect our proprietary technology and our brand. We also have filed patent applications that relate to certain of our technology and business processes.

Marketing

We focus on building brand awareness, increasing Medicare, individual, family and business customer visits to our websites and telephonic sales centers, converting these visitors into members and retaining these members as long-term advocates. Our marketing initiatives are tailored to each consumer segment, ensuring each message resonates, is deployed into the channels that are relevant to each segment and connects throughout the entirety of the end-to-end experience. Our priority channels across audiences include:

Direct Marketing. Our direct marketing consists of channels that drive consumers to call our advisor enrollment centers directly or access our website, including direct mail, search engines such as Google, paid social platforms like Facebook, email marketing, search engine optimization, radio, and television/video (including linear, connect television devices, and over the top media).

Marketing Partners. Our marketing partner channel comprises a network of partners that drive consumers to our ecommerce platform and advisor enrollment centers. These partners include health care industry participants, such as insurance carriers; affiliate organizations; online advertisers and content providers that are specialists in paid and unpaid (algorithmic) search, as well as specialists in other types of Internet marketing; pharmacies and hospital networks; financial and online services partners in industries such as banking, insurance and mortgage; and off-line lead generators who specialize in traditional direct marketing channels, such as direct mail.

Strategic Partner Marketing. Our strategic partner marketing channel consists of co-branded direct marketing with partners to serve their constituencies across key industry vertical categories. We also offer a suite of product integrations to assist in optimizing partner traffic through our online and telephonic flows and provide business process outsourcing that leverages our advisor enrollment center capabilities to help field inbound call volumes for specific carriers. This in turn drives value for our strategic partner by helping fill a need of their clients.

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

Other agents and brokers. We compete with agents and brokers who offer and sell health insurance plans utilizing traditional offline distribution channels as well as the Internet. Our current competitors include the tens of thousands of local insurance agents across the United States who sell health insurance plans in their communities. A number of these agents as well as larger brokers operate websites and provide an online shopping experience to a varying degree for consumers interested in purchasing health insurance. In addition, there are a number of direct-to-consumer Medicare platforms that generate demand through a combination of online and traditional marketing channels and fulfill it through their call center operations.

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

Seasonality

The majority of our commission revenue is recognized in the fourth quarter of each calendar year under Accounting Standards Codification, Revenue from Contracts with Customers (“ASC 606”), which we adopted using the full retrospective transition method on January 1, 2018. We have historically sold a significant portion of Medicare plans for the year in the fourth quarter during the Medicare annual enrollment period, when Medicare-eligible individuals are permitted to change their Medicare Advantage and Medicare Part D prescription drug coverage for the following year. During 2023, 2022, and 2021, 56%, 45%, and 49%, respectively, of our Medicare plan-related applications were submitted during the fourth quarter. As a result, we generate a significant portion of our commission revenues related to new Medicare plan-related enrollments in the fourth quarter.

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

The annual open enrollment period for individual and family health insurance takes place in the fourth quarter of the calendar year, as prescribed under the federal Patient Protection and Affordable Care Act and related amendments in the Health Care and Education Reconciliation Act. During 2023, 2022, and 2021, 46%, 55%, and 38%, respectively, of our individual and family plan-related applications were submitted during the fourth quarter. As a result, we generate a significant portion of our commission revenues related to individual and family plan-related enrollments in the fourth quarter. In the states where the Federally Facilitated Marketplace (“FFM”) operates as the state health insurance exchange, individuals and families generally are not able to purchase individual and family health insurance outside of the annual enrollment period, unless they qualify for a special enrollment period as a result of certain qualifying events, such as losing employer-sponsored health insurance or moving to another state. Extended open enrollment or special enrollment periods may change the seasonality of our individual and family health insurance business. For example, the COVID-19 related special enrollment period for individual and family health insurance that ended on August 15, 2021 caused increased sales of individual and family health insurance plans outside of the open enrollment period.

We incur a significant portion of our marketing and advertising expenses in the fourth quarter as a result of the Medicare annual enrollment period and the open enrollment period under the Affordable Care Act. We expect this seasonal trend in marketing and advertising expenses to continue in the foreseeable future.

Full-time internal benefit advisors represent the majority of our telesales capacity. We plan to maintain our internal telesales benefit advisors year-round, net of natural attrition, and expect to increase our internal benefit advisors’ utilization outside of the enrollment periods by expanding our offerings of ancillary products and carrier call center outsourcing programs. We typically start ramping our telesales capacity during the second quarter, in preparation for the fourth quarter Annual Enrollment Period. The magnitude of new agent hiring is driven by our enrollment growth goals for that year. Our customer care and enrollment expenses are typically highest in the fourth quarter and lowest in the second quarter.

Macroeconomic Conditions

Recent macroeconomic events, including rising consumer prices and interest rates, have led to uncertainty as it pertains to consumer shopping patterns. Given that our core product, Medicare Advantage, is characterized by low premiums, including a large selection of zero premium plans, the demand for our services is relatively unimpacted by the economic cycles. At the same time, purchasing power of consumers and businesses has a greater impact on activity in the individual and family and business markets.

We believe the COVID-19 pandemic had a lasting impact on consumer behavior when it comes to selecting and utilizing health insurance. We believe that more seniors have become more likely to shop for Medicare products online or over the phone versus a face-to-face meeting with a traditional broker, which could have a positive impact on comparison Medicare platforms such as ours.

Additionally, we have seen and may continue to see cost savings from the shift to remote and distributed work for all of our employees in areas including events, travel, utilities, and other benefits. Certain of these cost savings may continue beyond the resolution of the COVID-19 pandemic in connection with our remote first workplace model, as described below.

Government Regulation and Compliance

Insurance and Healthcare Regulations. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act which became law in March 2010 (collectively, the “Affordable Care Act”), have primarily impacted our business of selling individual, family and small business insurance plans. The Affordable Care Act, among other things, established annual open enrollment periods for the purchase of individual and family health insurance. Individuals and families generally are not able to purchase individual and family health insurance outside of the annual enrollment periods, unless they qualify for a special enrollment period as a result of certain qualifying events, such as losing employer-sponsored health insurance or moving to another state. Moreover, in order to be eligible for a subsidy, qualified individuals must purchase subsidy-qualifying health plans, known as qualified health plans, through a government-run health insurance exchange during the open enrollment period or a special enrollment period. While they are not required to do so, government-run exchanges are permitted to allow agents and brokers to enroll individuals and families into qualified health plans through them. The FFM run by CMS operated some part of the health insurance exchange in 33 states during the last health care open enrollment period. Our enrollment of individuals and families into qualified health plans to date has generally occurred through the FFM.

We currently distribute health insurance plans nationwide. The health insurance industry is heavily regulated. Each of these jurisdictions has its own rules and regulations relating to the offer and sale of health insurance plans, typically administered by a department of insurance. State insurance departments have administrative powers relating to, among other things: regulating premium prices; granting and revoking licenses to transact insurance business; approving individuals and entities to which, and circumstances under which, commissions can be paid; regulating advertising, marketing and trade practices; monitoring broker and agent conduct; and imposing continuing education requirements. We are required to maintain valid life and/or health agency and/or agent licenses in each jurisdiction in which we transact health insurance business.

In addition to state regulations, we also are subject to federal laws, regulations and guidelines issued by CMS that place a number of requirements on health insurance carriers and agents and brokers in connection with the marketing and sale of Medicare Advantage and Medicare Part D prescription drug plans. We are subject to similar requirements of state insurance departments with respect to our marketing and sale of Medicare Supplement plans. Medicare plans are not generally able to be purchased outside of an annual enrollment period that occurs in the fourth quarter of the year, subject to exception for individuals aging into Medicare eligibility and for individuals who qualify for a special enrollment period as a result of certain qualifying events. In addition, Medicare Advantage plan enrollees may enroll in another Medicare Advantage plan or disenroll from their Medicare Advantage plan and return to original Medicare during the Medicare Advantage open enrollment period that generally occurs in the first quarter of the year. CMS and state insurance department regulations and guidelines include a number of prohibitions regarding the ability to contact Medicare-eligible individuals and place many restrictions on the marketing of Medicare-related plans. For example, we or our health insurance carrier partners are required to file with CMS and state departments of insurance certain of our websites, our advisor enrollment center scripts and other marketing materials we, or in some cases our partners, use to market Medicare-related plans and require publication or additional notice and disclaimers. In some instances, CMS or state departments of insurance must approve the material before we use it. In addition, the laws and regulations applicable to the marketing and sale of Medicare-related plans are ambiguous, complex and, particularly with respect to regulations and guidance issued by CMS for Medicare Advantage and Medicare Part D prescription drug plans, change frequently. CMS frequently proposes and implements new regulations, or amends or clarifies existing regulations, in ways that may make operating our business more difficult. For example, in recent years, CMS has expanded the set of materials requiring filing or approval and added required disclaimers to certain types of marketing and communications. Most recently, CMS has proposed new rules to limit compensation to brokers and agents like us for certain types of services in connection with Medicare Advantage and Medicare Part D prescription drug programs.

Data Privacy and Security Regulations. We are subject to various federal and state privacy and security laws, regulations and requirements. These laws govern our collection, use, disclosure, protection and maintenance of the individually-identifiable information that we collect from consumers. For example, we are subject to the Health Insurance Portability and Accountability Act (“HIPAA”).  HIPAA and regulations adopted pursuant to HIPAA require us to maintain the privacy of individually-identifiable health information that we collect on behalf of health insurance carriers, implement measures to safeguard such information and provide notification in the event of a breach in the privacy or confidentiality of such information. In addition to our obligations we may have under contracts with health insurance carriers and others regarding the collection, maintenance, protection, use, transmission, disclosure or disposal of sensitive personal information, the use and disclosure of certain data that we collect from consumers is also regulated in some instances by other federal laws, including the Gramm-Leach-Bliley Act (“GLBA”) and state statutes implementing GLBA. GLBA generally requires brokers to provide customers with notice regarding how their non-public personal health and financial information is used and the opportunity to “opt out” of certain disclosures before sharing such information with a third party, and which generally require safeguards for the protection of personal information. We regularly assess our compliance with privacy and security requirements. These requirements are evolving, and many states continue to adopt additional state-specific requirements, that vary in their scope and application to our business. Such state privacy laws currently, or may in the future, establish, among other things, new privacy rights for residents of the relevant state, such as the right to know what personal information has been collected about them, how we use and disclose this information, and the right to request deletion of that information. In addition to government action, health insurance carrier expectations relating to privacy and security protections are increasing and evolving. We have incurred significant costs to develop new processes and procedures and to adopt new technology in an effort to comply with privacy and security laws and regulations and carrier expectations and to protect against cyber security risks and security breaches. We expect to continue to do so in the future. Violations of federal and state privacy and security laws and other contractual requirements may result in significant liability and expense, damage to our reputation or termination of relationships with government-run health insurance exchanges and our members, marketing partners and health insurance carriers.

Human Capital Resources

Employees are our most valuable asset, and we strive to put them first. We are a creative and collaborative group with a single, shared mission. As of December 31, 2023, we had 1,903 full-time employees, of which 1,322 were in customer care and enrollment, 273 were in technology and content, 235 were in general and administrative, and 73 were in marketing and advertising. Of the 1,903 full-time employees, 249 were non-US employees based in our subsidiary in China. None of our U.S. employees are represented by a labor union. As required under Chinese law, the employees in our Xiamen, China office established what is referred to as a labor union in China in January 2014. We have not experienced any work stoppages and consider our employee relations to be strong.

We value our employees for their critical role in the success of our business. We focus on our culture and connect with our employees through engagement programs, by offering learning and professional development opportunities, by providing a generous and competitive benefits package, and by championing diversity and inclusion through our corporate philosophy and polices. We conduct one full engagement survey per year involving a broad range of questions and one pulse survey per year to review specific questions more comprehensively. Throughout the year we leverage business unit engagement champions to obtain ongoing, real-time feedback for continuous improvement opportunities. We offer free online courses and a robust manager development program across all our operations. We provide specialized training within Sales Mastery University to enable our benefit advisors to onboard, obtain certification, and equip them with the tools necessary to be productive within their roles. For manager level employees, eHealth has introduced a meeting series titled Leaders Leading Leaders, which are virtual monthly gatherings of all eHealth leaders with the goal of providing critical and timely business updates to align organization-based objectives to the company’s strategic objectives and prepare leaders to disseminate vital internal information to their teams. This meeting also facilitates functional leadership growth opportunities and the development of business acumen within our leader pool.

We offer all employees a competitive base salary and an annual cash bonus award earned based on achieving goals relating to company performance and personal performance, and our full-time employees enjoy a generous Total Rewards package of benefits. Our pay and benefits structure is designed to motivate, incentivize and reward our employees at all levels of the organization for their skill development, demonstration of our values and performance. Our benefits package generally includes the following:

Core Benefits:
Health Insurance, including Medical, Dental and Vision	Mental Health and Employee Assistance Programs
Life & Disability	Flexible Spending Accounts
401(k) Retirement Plan with Company Match Program

Additional Benefits:
Tuition Reimbursement	Back-up Care
Student Loan Repayment Programs	Financial Planning Assistance
Fertility & Adoption Assistance	Legal Program
Employee Stock Purchase Plan	Recognition Program through Spotlight
Paid Time Off	Phone and Internet Reimbursement
Parental Leave	Donation with Matching & Volunteering Program

We stand for inclusion and believe people are our greatest resource. Embracing individuality, unique ideas, experiences and perspectives fuels innovation and drives our mission forward. We recognize the importance of cultivating a company culture that is diverse, equal and inclusive, in which everyone is treated with respect and dignity, and in which we can learn from one another’s unique experiences and capabilities. We are proud of the diverse makeup of our workforce and recognize that a mix of backgrounds, skills and experiences makes us stronger as an organization. An inclusive culture also allows us to better understand and serve our customers who represent diverse socio-economic and demographic backgrounds. Our Diversity and Inclusion committee continues to identify ways in which we can further support a culture of acceptance and inclusivity. The breakdown of our employees by gender is as follows:

	United States	China
Female	899	150
Male	743	99
Not disclosed	12	0

The breakdown of our US employees by race is as follows:

US Employees by Race
American Indian or Alaska Native
Asian
Black or African American
Hispanic or Latino
Native Hawaiian or Other Pacific Islander
Two or more races
Unknown
White
0.8%
10.7%
17.7%
10.3%
0.4%
4.0%
8.9%
47.2%

The members of our Board of Directors represent a diverse perspective. The Board currently is made up of eight members and has always included a majority of independent directors. Our board membership includes three women, one director who is a member of the LGBTQ+ community and one director who is of Hispanic and Asian heritage. Our Board of Directors also oversees our policies and procedures as they relate to environmental, social and corporate governance matters through its Nominating and Corporate Governance Committee,

Environmental, Social and Corporate Governance (“ESG”)

We have published annual sustainability reports since 2021, which marked the beginning of our ESG journey as we made a company-wide commitment to a stronger focus on our long-term ESG opportunities and risks while also embedding them into our corporate strategy. Our report and future strategy are informed by an internal materiality assessment, and relevant topics identified through third-party reporting frameworks including Sustainability Accounting Standards Board, Global Reporting Initiative, and the United Nations Sustainable Development Goals. We are dedicated to making a difference in the lives of consumers, associates, partners and broader society.

Information about our ESG efforts is available on our website (www.ehealth.com) under “ESG Resources” which provides information on our public commitments, policies, social and environmental programs, sustainability, strategy and ESG data. The information contained in, or referred to, on our website is not deemed to be incorporated into this Annual Report on Form 10-K unless otherwise expressly noted.

Climate Change

Though our direct environmental impact is limited, we believe that we all have a role to play in effectively planning for, and mitigating the effects of, climate change. Therefore, we consider climate-related risks when assessing our larger enterprise-level risks. We support science-based climate policies and decarbonization actions in alignment with the Paris Agreement and the Intergovernmental Panel on Climate Change. We believe we have made a significant positive impact on sustainability by dramatically reducing the amount of paper used not just in our operation but in the wider health insurance industry through our pioneering work in digitizing the purchase of insurance plans. We also helped reduce the carbon footprint associated with the process of researching and enrolling in health insurance by allowing seniors to go through the entire process from their homes and removing the need for a face-to-face meeting with a broker, which is the traditional way these products used to be marketed and sold. Our transition to being a remote first company in 2022 has significantly reduced our real estate footprint. For the office space we do use, we plan to incorporate design that promotes the health, well-being, and productivity of our workforce and plan to consider the environmental impacts of our facilities. In 2022, we completed a large data migration project, shifting our data centers from physical infrastructure to cloud-based storage in order to reduce environmental impacts and more effectively manage and access our data. We also consider green and sustainably sourced materials when making procurement decisions for our office supplies, including equipment. The majority of our equipment purchased in the United States is energy efficient, including ENERGY Star Certified. We use recycled paper when available and take advantage of opportunities to recycle materials. We continue to extend our data tracking mechanisms to better understand our organizational footprint and to identify ways to further mitigate our impact on the environment.

Corporate Information

We were incorporated in Delaware in November 1997. Our principal executive offices are located at 13620 Ranch Road 620 N, Suite A250, Austin, TX 78717, and our telephone number is (737) 248-2340.

Available Information

We make available free of charge on the Investor Relations page of our web site (ir.ehealthinsurance.com) our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after we file such material with, or furnish it to, the Securities and Exchange Commission (the “SEC”). The SEC also maintains an Internet website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Our corporate governance guidelines, code of business conduct, audit committee charter, compensation committee charter, and nominating and corporate governance committee charter are available on the governance page of our website at ir.ehealthinsurance.com. The information that can be accessed on or through our websites is not part of this Annual Report on Form 10-K.

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

The market for selling health insurance plans is characterized by intense competition, and we face challenges associated with evolving distribution models, industry and regulatory standards, customer price sensitivity and macro-economic conditions. To remain competitive against our current and future competitors, we need to continue to enhance the online health insurance shopping experience and functionalities of our website and advisor enrollment operations that our current and future customers may use to purchase health insurance products from us. We also need to work with the health insurance carriers to be able to offer a variety of quality health insurance plans on our platform from which our customers may choose. We will also need to market our services effectively and drive a substantial number of consumers interested in purchasing health insurance to our website and advisor enrollment centers during the relevant enrollment periods in a cost-effective manner.

We compete with government-run health insurance exchanges, among others, with respect to our sale of Medicare-related and employer and individual health insurance plans. The federal government operates a website where Medicare beneficiaries can purchase Medicare Advantage and Medicare Part D prescription drug plans or be referred to carriers to purchase Medicare Supplement plans. We also compete with the original Medicare program. The federal government also operates websites where individuals and small businesses can purchase health insurance, and they also have offline customer support and enrollment capabilities. Our competitors also include local insurance agents across the United States who sell health insurance plans in their communities, companies that advertise primarily through television, and companies that operate call centers or websites that provide quote information or the opportunity to purchase health insurance telephonically or online, including lead aggregator services. Although we work with many health insurance carriers on marketing and selling their insurance plans on their behalf, many of them also compete with us by directly marketing and selling their plans to consumers through call centers, Internet advertising and their own websites. In recent years, we have also seen increased competition from national telesales insurance brokers.

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

Our contractual relationships with health insurance carriers are typically non-exclusive and terminable on short notice by either party for any reason. In many cases, health insurance carriers may also amend the terms of our agreements unilaterally, including commission rates, on short notice. Health insurance carriers may decide to reduce our commissions, rely on their own internal distribution channels to sell their own plans, determine not to sell their plans or otherwise limit or prohibit us from selling their plans. Carriers may also amend our agreements with them for a variety of reasons, including for competitive or regulatory reasons, dissatisfaction with the economics of the members that we place with them or because they do not want to be associated with our brand. In particular, the laws and regulations applicable to the business of selling Medicare-related plans are complex and frequently change. If we or our benefit advisors violate any of the requirements imposed by the U.S. Centers for Medicare & Medicaid Services (“CMS”), or applicable federal or state laws or regulations, health insurance carriers may terminate their relationship with us or require us to take corrective action if our Medicare product sales or marketing give rise to too many complaints.

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

Our revenue has been concentrated in a small number of health insurance carriers and we expect that a small number of health insurance carriers will continue to account for a significant portion of our revenue for the foreseeable future. For example, Humana, UnitedHealthcare and Aetna accounted for 27%, 23% and 15%, respectively, of our total revenue for the year ended December 31, 2023, and accounted for 23%, 22% and 12%, respectively, of our total revenue for the year ended December 31, 2022. As discussed elsewhere in this Risk Factors section, our contractual relationships with health insurance carriers are typically non-exclusive and terminable on short notice by either party for any reason. In particular, given the concentration of our Medicare plan sales in a small number of carriers, if we lose a relationship with a health insurance carrier to market their Medicare plans, even temporarily, or if the health insurance carrier loses its Medicare product membership or their ability to conduct business is otherwise impaired, our business, operating results and financial condition could be harmed.
If we are unable to successfully attract and convert qualified prospects into members for whom we receive commissions, our business, operating results and financial condition would be harmed.

We derive our revenues primarily from commission payments paid to us by health insurance carriers for Medicare-related health insurance and individual and family health insurance plans that have been purchased by members through our services. Our business success depends in large part on our ability to attract qualified prospects into our enrollment platform and provide a relevant and reliable experience in a cost-effective manner to convert such prospects into paying members for whom we receive commissions. We employ different marketing channels and may from time to time adjust our member acquisition strategy to attract visitors to our website and communicate with customers who contact our advisor enrollment centers. If our ability to market and sell Medicare-

related health insurance and individual and family health insurance is constrained during the Medicare or individual and family health insurance enrollment periods for any reason, such as technology failures, interruptions in the operation of our ecommerce or telephony platforms, reduced allocation of resources, or any inability to timely employ, license, train, certify and retain our employees to sell health insurance, we could acquire fewer members, suffer a reduction in our membership, and our business, operating results and financial condition could be harmed. Our business may also be adversely affected by changes in the mix of products and services that we offer on our platform, changes in the mix of consumers who are referred to us through our direct marketing, marketing partners and strategic partner marketing member acquisition channels, including the quality of sales leads, and by seasonal influences. In addition, adverse market events or economic conditions, such as inflation and rising unemployment levels, could impact consumer behavior and demand for health insurance. If more consumers decide to delay enrollment or decrease or discontinue coverage under plans sold through us, our business, operating results and financial condition would be adversely affected.

We have taken and may take additional actions to improve the customer experience, enhance accuracy of plan recommendations, reduce rapid disenrollment and beneficiary complaints, and improve the quality of our enrollments and conversion rates. Although we have in the past invested, and may from time to time invest, in various areas of our business, including technology and content, customer care and enrollment, and marketing and advertising to improve the quantity and quality of our membership enrollment in advance of enrollment periods, such investment may not result in a significantly improved number of approved and paying members or may not be as cost-effective as we anticipated.
Our business may be harmed if we do not enroll subsidy-eligible individuals through government-run health insurance exchanges efficiently.

In order to offer the qualified health plans that individuals and families must purchase to receive Affordable Care Act subsidies, we must meet certain conditions, such as receiving permission to do so from the applicable government health insurance exchange, entering into or maintaining an agreement with the health insurance exchange or a partner of the exchange, ensuring that the enrollment and subsidy application is completed through the health insurance exchange and complying with privacy, security and other standards. In the event Internet-based agents and brokers such as us use the Internet for completion of qualified health plan selection purposes, their websites may be required to meet certain additional requirements. To help manage additional expenses and regulatory burdens associated with enrolling individuals and families into qualified health plans, we rely on a third-party vendor to help comply certain aspects of the relevant requirements, and our qualified plan enrollments are made predominantly through the Federally Facilitated Marketplace (“FFM”), which currently runs all or part of the health insurance exchange in 32 states.

We may experience difficulty in satisfying the conditions and requirements to offer qualified health plans to our existing members and new potential members and in getting them enrolled through the FFM or any similar state-based exchange. The FFM may at any time cease allowing us or our third-party vendor to enroll individuals in qualified health plans or change the requirements for doing so, or relevant government regulations or agencies may prevent us from efficiently working with our third-party vendor, including timely receiving and using data from our third-party vendor. In addition, we may be unsuccessful in maintaining a relationship with our third-party vendor who is approved to use the process, and we may not be able to enroll individuals into qualified health plans through the FFM or could be required to use an inferior process to do so. The number of states using the FFM may also decrease in the future, reducing our ability to enroll members through the FFM.

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

If we are not able to satisfy these conditions and requirements, or if we are not able to successfully adopt and maintain solutions in a timely, efficient and cost-effective manner to respond to changing circumstances to allow us to continue to effectively enroll large numbers of members through the FFM and state-based exchanges, we could lose existing members and fail to attract new members and may incur additional expense, which would harm our business, operating results and financial condition.

Our business, operating results and financial condition will be adversely impacted if we are unable to retain our existing members.

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

Our ability to grow and retain our membership depends on various factors, including agent productivity, the ability of enrollees to change their health plan outside of the Medicare annual enrollment period, the source of referrals and their enrollment experience. If agent productivity and member retention rates decline, our business, operating results and financial condition could be harmed. In addition, extended enrollment periods could lead to increased termination rates in the future, which could adversely impact our business, operating results and financial condition. Any decrease in the amount of time we retain our members on the health insurance plans that they purchased through us could adversely impact the estimated constrained LTVs we use for purposes of recognizing revenue, which would harm our business, operating results and financial condition. If we experience higher health insurance plan termination rates than we estimated when we recognized commission revenue, we may not collect all of the related commissions receivable, which could result in a reduction in LTV and a write-off of contract assets -commissions receivable, which would harm our business, operating results and financial condition.

Our marketing efforts may not be successful or may become more expensive, either of which could adversely affect our business, operating results and financial condition.

We spend significant resources on our marketing efforts, which may not be successful or may become more expensive, either of which could adversely affect our business, financial condition, results of operations, and cash flows. Any decrease in the amount or effectiveness of our marketing efforts could lead to lower revenue or growth and profitability of this business.

We depend on our marketing partners for referring potential consumers to our ecommerce platform and advisor enrollment centers. The success of our relationship with a marketing partner is dependent on a number of factors, including but not limited to the continued positive market presence, reputation and growth of the marketing partner, the effectiveness of the marketing partner in marketing our website and services, the compliance of each marketing partner with applicable laws, regulations and guidelines, the contractual terms we negotiate with our marketing partners, including the marketing fees we agree to pay, and our ability to accurately and timely track, pay and manage marketing partners. These marketing partners include financial and online services companies, affiliate organizations, online advertisers and content providers, and other marketing vendors. We also have relationships with strategic marketing partners, including hospitals and pharmacy chains that promote our Medicare platforms to their customers as well as other provider groups, wellness, and other digital and affinity groups. We compensate many of our marketing partners for their referrals on either a submitted health insurance application basis or a per-referral basis or, if they are licensed to sell health insurance, we may share a percentage of the commission we earn from the health insurance carrier for each member referred by the marketing partner. We also have relationships with marketing partners that utilize aspects of our platform and tools. Given our reliance on our marketing partners, our business, operating results and financial condition would be harmed if we are unable to maintain successful relationships with high volume marketing partners as a result of increased competition for referrals or less commercially favorable terms.

As discussed elsewhere in this Risk Factors section, the marketing and sale of Medicare plans are subject to numerous laws, regulations and guidelines at the federal and state level, and recent changes to the CMS marketing guidelines have resulted in a more complicated and time-consuming process for marketing material filing and the need to file a significantly greater number of our and our marketing partners’ marketing materials with CMS. If our marketing partners’ marketing materials do not comply with the CMS marketing guidelines or other Medicare program related laws, rules and regulations, such non-compliance could result in our losing the ability to receive referrals of individuals interested in purchasing Medicare-related plans from that marketing material or being delayed in doing so. In the event that CMS or a health insurance carrier requires changes to, disapproves or delays approval of these materials, we could lose a significant source of Medicare plan demand and the operations of our Medicare business could be adversely affected. If we lose marketing partner referrals during the Medicare or individual and family health insurance enrollment periods, the adverse impact on our business would be significant.

We depend upon Internet search engines and social media platforms to attract a significant portion of the consumers who visit our website. If we are unable to effectively advertise on search engines or social media platforms on a cost-effective basis, our business, operating results and financial condition could be harmed. We derive a significant portion of our website traffic from consumers who search for health insurance through Internet search engines, such as Google, and through social media platforms, such as Facebook. A critical factor in attracting consumers to our website is whether we are prominently displayed in response to an Internet search relating to health insurance or on a social media platform. Search engines typically provide two types of search results: algorithmic listings and paid advertisements. We rely on both to attract consumers to our websites and otherwise generate demand for our services. If we are listed less prominently in, or removed altogether from, search result listings or if internet search engines become unavailable, the traffic to our websites would decline and we may not be able to replace this traffic, which would harm our business, operating results and financial condition. The use of alternative marketing channels could cause us to increase our marketing expenditures, which would also increase our cost of member acquisition and harm our business, operating results and financial condition.

We have recently refreshed our brand identity and expect to continue to invest in maintaining our brand identity. We believe our brand identity will strengthen our relationships with existing, and help attract new, members, marketing partners and health insurance carriers. Some of our current and potential competitors have greater brand recognition and significantly greater financial, technical, marketing and other resources than we do, and they may try to replicate our efforts, competitively bid against our branded search terms to redirect traffic seeking our brand, or undertake more extensive marketing campaigns for their brands and services. Our brand promotion activities may not be successful in maintaining or attracting new members, marketing partners or health insurance carriers, and as a result, may not yield increased revenue. To the extent that these activities yield increased revenue, the increased revenue may not offset the expenses we incur, which could harm our business, operating results and financial condition.
If our carrier advertising and sponsorship program is not successful, our business, operating results and financial condition could be harmed.

We develop, host and maintain carrier dedicated Medicare plan websites and may undertake other marketing and advertising initiatives or perform other services through our Medicare plan advertising program. We also allow health insurance carriers to purchase advertising space for non-Medicare products on our website through our sponsorship program. The success of our sponsorship and advertising program depends on a number of factors, including the amount that health insurance carriers are willing to pay for advertising services, the effectiveness of the sponsorship and advertising program as a cost-effective method for carriers to obtain additional members, consumer demand for the health insurance carrier’s product, our ability to attract consumers to our ecommerce platform or our advisor enrollment centers and convert those consumers into members, and the cost, benefit and brand recognition of the health insurance plan that is the subject of the advertising, among others. To the extent that economic conditions, health care reform or other factors impact the amount health insurance carriers are willing to pay for advertising, our advertising and sponsorship program will be adversely impacted. In addition, increased carrier focus on the quality of enrollments and reduction in member complaints could adversely impact our ability to successfully negotiate and operate our sponsorship and advertising programs. Moreover, in light of the regulations applicable to the marketing and sale of Medicare plans, and given that these regulations are often complex, change frequently and are subject to changing interpretations or enforcement actions, we may in the future not be permitted to sell Medicare plan-related advertising services. If we are not successful in these areas or these factors are unfavorable to us, our business, operating results and financial condition could be harmed. In addition, since we maintain relationships with a limited number of health insurance carriers to sell their Medicare plans, our Medicare plan-related advertising revenue is concentrated in a small number of health insurance carriers, and our ability to generate Medicare plan-related advertising revenue would be harmed by the termination or non-renewal of any of these relationships as well as by a reduction in the amount a health insurance carrier is willing to pay for these services.
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

Changes in our management or key employees could affect our business, operating results and financial condition.

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
We also depend on a relatively small number of employees for certain key roles, and the loss of such key employees could harm our business. For example, we are required to appoint a single designated writing agent with each insurance carrier. A small number of our employees act as writing agent and each employee that acts as writing agent does so for a number of carriers. When an employee that acts as writing agent terminates their employment with us, we need to replace such writing agent with another employee who has health insurance licenses. Due to our national reach and the large number of carriers whose plans are purchased by our members, the process of changing writing agents has in the past taken and could take a significant period of time to complete. If the transition is not successful, our ability to sell health insurance plans may be interrupted, our agency relationship with particular insurance carriers may be terminated, our commission payments could be discontinued or delayed and, as a result, our business, operating results and financial condition could be harmed.
Our business success depends on our ability to timely hire, train and retain qualified licensed insurance agents, or benefit advisors, and other personnel to provide superior customer service and support our strategic initiatives while also controlling our labor costs.

Our omnichannel consumer engagement platform enables customers to discover, compare and purchase a health insurance plan using our proprietary online search engine as well as receive assistance of a licensed insurance agent, or benefit advisor, by telephone, online chat or through a hybrid online assisted interaction such as co-browsing. Our advisor enrollment center operations are critical to our success and dependent on our ability to recruit, hire, train and effectively manage our licensed benefit advisors and other employees. To sell Medicare-related health insurance products, our benefit advisors must be licensed by the states in which they are selling plans and certified and appointed with the health insurance carrier that offers the plans in each applicable state. We depend upon our employees, state departments of insurance, government exchanges and health insurance carriers for the licensing, certification and appointment of our benefit advisors. We may experience difficulties hiring and retaining a sufficient number of benefit advisors and support staff during the year and especially for the Medicare annual enrollment period.

Even if we are successful in hiring and retaining licensed benefit advisors and support staff, our success depends on the productivity of these individuals that operate our advisor enrollment centers. Failure to retain, train and ensure the productivity of our benefit advisors and other employees could result in lower-than-expected sold plans, conversion rates and revenue, higher costs of acquisition per member and higher plan termination rates, any of which could harm our business, operating results and financial condition. If our benefit advisors do not perform to the standards we expect of them or if we do not generate sufficient call volumes for our benefit advisors to remain productive, our sold plan volume, conversion and retention rates could be negatively impacted, and our business, operating results and financial condition would be harmed. If investments we make in our advisor enrollment center operations do not result in the returns we expected when making those investments, we could acquire fewer members, suffer a reduction in our membership, and our business, operating results and financial condition could be harmed.

Given that our business is seasonal in nature, if we are not successful in hiring, training and retaining qualified benefit advisors and support staff, our benefit advisors do not perform to high standards or our investments in our advisor enrollment center operations do not result in expected returns, among other factors discussed in this risk factor, our ability to sell Medicare-related health insurance plans will be impaired during the Medicare annual enrollment period, which would harm our business, operating results and financial condition.

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

Our growth strategy also involves investment in the development of new offerings and initiatives that differentiate us from our competitors, including those aimed at increasing the effectiveness of our sales and marketing organizations. We may also enter into strategic partnerships aligned with our business and growth objectives. Pursuing and investing in these initiatives may increase our expenses and our organizational complexity, divert management’s attention from other business concerns and also involve risks and uncertainties described elsewhere in this Risk Factors section, including the failure of our initiatives to achieve our retention, cost-savings, growth or profitability targets, inadequate return of capital on our investments, legal and regulatory compliance risks, potential changes in laws and regulations and other issues that could cause us to fail to realize the anticipated benefits of our investments and incur unanticipated liabilities. If we are not successful in executing on our operational and strategic plans or if we do not realize the expected benefits of our investments, our business, operating results and financial condition would be harmed.

In addition, from time to time, we may initiate restructuring plans to implement cost savings initiatives or programs including, among other things, reductions in workforce, rationalizing our cost structure and other fixed and variable expenses. While such initiatives are intended to improve our operations through re-engineering, reorganizing, and better deployment of marketing expenses and other operating expenses, we may not successfully realize the expected benefits of the actions that we have or may in the future take in connection therewith. A variety of risks could cause us not to realize some or all of the expected benefits of these or any other restructuring plans that we may undertake, including, among others, higher than anticipated costs in implementing such restructuring plans, management distraction from ongoing business activities, damage to our reputation and brand image, including negative publicity, workforce attrition beyond planned reductions and risks and uncertainties described elsewhere in this Risk Factors section. Even if we do implement and administer these plans in the manner contemplated, our estimated cost savings resulting therefrom are based on several assumptions that may prove to be inaccurate and, as a result, we cannot assure you that we will realize these cost savings.
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

Our subsidiary in China conducts a portion of our operations, including the maintenance and update of our ecommerce platform and performance of specific tasks within our finance, customer care and enrollment functions. We rely on third-party vendors to communicate with our subsidiary in China. Our business would be harmed if our ability to communicate via these vendors with these employees failed, and we were prevented from promptly updating our software or implementing other changes to our database and systems, among other things. From time to time, we receive inquiries from health insurance carriers relating to our operations in China and the security measures we have implemented to protect data that our employees in China may be able to access. As a part of these inquiries, we have implemented additional security measures relating to our operations in China. Still, we may be required to implement further security measures to continue aspects of our operations in China. We may also be required to bring aspects of our operations in China back to the United States, which could be time-consuming and expensive and harm our operating results and financial condition. Health insurance carriers may also terminate our relationship due to concerns surrounding our China operations, which would harm our business, operating results and financial condition.

Our operations in China also expose us to different laws, rules and regulations, including different intellectual property laws, which are not as protective of our intellectual property as the laws in the United States. United States and Chinese trade laws may also impose restrictions on the importation of programming or technology to or from the United States. We are also subject to anti-bribery and anti-corruption laws, privacy and data security laws, labor laws, tax laws, foreign exchange controls and cash repatriation restrictions in China. In recent years, China has adopted laws regulating cybersecurity and data protection. For example, a data security law in China that became effective on September 1, 2021 applies to the usage, collection and protection of data within China and imposes data security obligations and restrictions on transfers of certain data outside of China, including prohibition on providing any data stored in China to law enforcement authorities or judicial bodies outside of China without prior Chinese government approval. There remains considerable uncertainty as to how the data security law is applied, and the regulatory environment continues to evolve. Such laws, regulations and standards are complex, ambiguous and subject to change or interpretation, which create uncertainty regarding compliance. Compliance with these laws and regulations could cause us to incur substantial costs or require us to change our business operations in China. Violation of applicable laws and regulations could adversely affect our brand, affect our relationship with our health insurance carriers, and could result in regulatory enforcement actions and the imposition of civil or criminal penalties and fines, any of which could harm our business, operating results and financial condition.

Our business may be adversely impacted by changes in China’s economic or political condition, the relationship between China and the United States or other countries, and our ability to continue to conduct our current operations in China. Any such changes may be caused by geopolitical issues, natural disasters, war or other events or circumstances. We have experienced greater competition for qualified personnel in China, which has raised market salaries and increased our compensation costs related to employees in China. If competition for personnel increases further, our compensation expenses could rise considerably or, if we determine to not increase compensation levels, our ability to attract and retain qualified personnel in China may be impaired, which could harm our business, operating results and financial condition. These risks could cause us to incur increased expenses and could harm our ability to manage our operations effectively and successfully in China. Moreover, any significant or prolonged deterioration in the relationship between the United States and China could adversely affect our operations in China. Certain risks and uncertainties of doing business in China are solely within the control of the Chinese government, and Chinese law regulates the scope of our foreign investments and business conducted within China. The escalation of international tensions has increased the risk associated with our operations in China. Either the U.S. or the Chinese government may limit or sever our ability to communicate with our China operations or may take actions that force us to close our operations in China. We employ many of our technology and content employees in China, and we have other employees in China that support our business. Any disruption of our operations in China would adversely impact our business. If we are required to move aspects of our operations out of China because of political or geopolitical issues, changes in laws, inquiries from health insurance carriers or for other reasons, we could incur increased expenses, and our business, operating results and financial condition could be harmed.

Our self-insurance programs may expose us to significant and unexpected costs and losses.

To help control our overall long-term costs associated with employee health benefits, we began maintaining a substantial portion of our U.S. employee health insurance benefits on a self-insured basis effective January 1, 2023. To limit our exposure, we have third party stop-loss insurance coverage which sets a limit on our liability for both individual and aggregate claim costs. We record a liability for our estimated cost of U.S. claims incurred but unpaid as of each balance sheet date. Our estimated liability is based on assumptions we believe to be reasonable under the current circumstances and will be adjusted as warranted based on changing circumstances. It is possible, however, that our actual liabilities may exceed our estimates of losses. We may also experience an unexpectedly large number of claims that result in costs or liabilities in excess of our projections, which could cause us to record additional expenses. Our self-insurance reserves could prove to be inadequate, resulting in liabilities in excess of our available insurance and self-insurance. If a successful claim is made against us and is not covered by our insurance or exceeds our policy limits, our business may be negatively and materially impacted. These fluctuations could have a material adverse effect on our business, operating results and financial condition.

Risks Related to Laws and Regulations

The marketing and sale of health insurance plans, including Medicare plans, are subject to numerous, complex and frequently changing laws, regulations and guidelines, and non-compliance with or changes in laws, regulations and guidelines could harm our business, operating results and financial condition.

The marketing and sale of health insurance plans, including Medicare plans, are subject to numerous laws, regulations and guidelines at the federal and state level. Compliance with these evolving laws and regulations may involve significant costs, cause significant delays in our ability to go to market with new marketing and product initiatives and strategies or require changes in our business practices, which could have an adverse impact on our business, operating results and financial condition. Non-compliance could also result in fines, damages, prohibitions on the conduct of our business, and damage to our reputation. In particular, the marketing and sale of Medicare Advantage and Medicare Part D prescription drug plans are principally regulated by CMS but are also subject to state laws. The marketing and sale of Medicare Supplement plans are principally regulated on a state-by-state basis by state departments of insurance. The laws and regulations applicable to the marketing and sale of Medicare plans are numerous, ambiguous and complex, and, particularly with respect to regulations and guidance issued by CMS for Medicare Advantage and Medicare Part D prescription drug plans, change frequently. We have altered, and likely will have to continue to alter, our marketing and sales process to comply with these laws, regulations and guidelines.

Health insurance carriers whose Medicare plans we sell approve our websites, our advisor enrollment center call scripts and a large portion of our marketing materials. We must receive these approvals in order for us to market and sell Medicare plans to Medicare-eligible individuals as an insurance agent. We are also required to file many of these materials on a regular basis with CMS. In addition, certain aspects of our Medicare plan marketing partner relationships have been in the past, and will be in the future, subjected to CMS and health insurance carrier review. CMS, state departments of insurance or health insurance carriers may decide to object to or not to approve aspects of our online platforms, sales function or marketing material and processes and may determine that certain existing aspects of our Medicare-related business are not in compliance with legal requirements. CMS scrutinizes health insurance carriers whose Medicare plans we sell, and those health insurance carriers may be held responsible for actions that we, our agents and our partners take, including our marketing materials and actions that lead to complaints or disenrollment. We expect that health insurance carriers will be increasingly evaluating broker performance based on quality of their enrollments, including complaints, retention rates, customer satisfaction and volumes. As a result, health insurance carriers may terminate their relationship with us or require us to take other corrective action if our Medicare product sales, marketing and operations are not in compliance or give rise to too many complaints. The termination of or change in our relationship with health insurance carriers for this reason could reduce the products we are able to offer, could result in the loss of commissions for past and future sales and could otherwise harm our business, operating results and financial condition. Changes to the laws, regulations and guidelines relating to the sale of health insurance plans and related products and services, their interpretation or the manner in which they are enforced could impact the manner in which we conduct our business, our ecommerce platforms or our sale of Medicare plans and other products, or we could be prevented from operating certain aspects of our revenue-generating activities altogether, which would harm our business, operating results and financial condition. We have received, and may in the future receive, inquiries from CMS or state departments of insurance regarding our marketing and business practices and compliance with laws and regulations. Inquiries and proceedings initiated by the government could adversely impact our health insurance licenses, require us to pay fines, require us to modify marketing and business practices, result in litigation and otherwise harm our business, operating results and financial condition.

In April 2023, CMS released final versions of the rules initially proposed in December 2022. The finalized rules, among other things, require us and our partners to provide to consumers additional disclaimers that may direct them away from our enrollment platform and towards government owned or operated enrollment channels or other platforms, add complications to the Medicare marketing material filing and review process, increase CMS and insurance carrier monitoring of third party marketing organizations (“TPMOs”) such as us, add requirements on agents enrolling beneficiaries in Medicare plans, limit marketing of plan benefits and cost savings, require lengthy new disclosures that make certain forms of marketing infeasible, potentially require a 48-hour waiting period between initial contact with a beneficiary and enrolling that beneficiary in certain circumstances, and limit the time we may contact beneficiaries about Medicare plan options to six months after the beneficiary gives us permission for such contact. These additional requirements could impede or otherwise harm our business, operating results and financial condition. There may be further potential impact on the business upon the release of any new guidance and sub-regulatory guidance.

In December 2023, CMS released Proposed Rules (“Proposed Rules”) slated for finalization for calendar year 2025 focused on curtailing the broker compensation amounts paid to agents and brokers as well as to limit the permissible services and additional payments received for administrative services.

•Limitation on Contract Terms. If enacted as proposed, the Proposed Rules would prohibit the following: renewal of contracts between brokers and carriers contingent on higher rates of enrollment; payment by carriers to brokers for marketing activities contingent upon meeting specified enrollment quotas; bonus payments based on enrollment volume; and enrolling beneficiaries into specific plans “for a reason other than what best meets their health care needs.”

•Cap on Compensation Rates. The Proposed Rules would classify all carrier payments as “enrollment-based compensation” (commonly called commissions), including payments for administrative activities previously excluded from the CMS-determined commission amount (currently, $601 in most states).

•Administrative Payments. The Proposed Rules would suggest a $31 increase in payment under the compensation rate beginning in 2025 to cover the fair market value of licensing, training and testing requirements, as well as recording and retention requirements. This $31 would replace current administrative fees, which are currently not defined by a dollar amount by CMS but are limited to the fair value of the services provided in the market.

These additional requirements, if enacted as proposed, could impede or otherwise harm our business, operating results and financial condition. There may be further potential impact on the business upon the release of any new guidance and sub-regulatory guidance.

Also in December 2023, the FCC released a new ruling, likely to become effective around March 2025. The new rules require “one-to-one” consent under the Telephone Consumer Protection Act (“TCPA”), allow blocking of “red flagged” robotexting numbers, codify do-not-call rules for texting, and encourage an opt-in approach for delivering email-to-text messages. These additional requirements may impact the viability of partnerships that we use for marketing efforts and could impede or otherwise harm our business, operating results and financial condition.

Changes and developments in the health insurance industry or system, including changes in laws and regulations, could harm our business, operating results and financial condition.

Our business depends upon the private sector of the U.S. health insurance system, including the Medicare program, which is subject to a changing regulatory environment at both the federal and state level. Changes and developments in the health insurance system and Medicare program in the United States could reduce demand for our services and harm our business. Ongoing health care reform efforts and measures may expand the role of government-sponsored coverage, including proposals for single payer or so called “Medicare-for-All” or other proposals that may have the effect of reducing or eliminating the market for our current range of health insurance products, which could have far-reaching implications for the health insurance industry if enacted. Some proposals would seek to eliminate the private marketplace while others would expand a government-sponsored option to a larger population or otherwise increase government oversight or competition in the sector or reduce the fees or commissions payable to brokers under the Medicare program. We are unable to predict the full impact of health care reform initiatives or other regulatory changes on our operations in light of the uncertainty of whether initiatives will be successful and the uncertainty regarding the terms and timing of any provisions enacted and the impact of any of those provisions on various healthcare and insurance industry participants. Changes to the Medicare program or the broader health insurance system as a result of elections or political developments could harm our business, operating results and financial condition. In the event that laws, regulations or rules that eliminate or reduce private sources of health insurance or Medicare are adopted, the demand for our products could be adversely impacted, and our business, operating results and financial condition would be harmed.

In addition, each state regulates its insurance market, including by regulating the ability of insurance companies to set premiums and prohibiting brokers and agents such as eHealth from competing in certain ways, such as offering price reductions and rebates or marketing in certain ways. The laws and regulations governing the offer, sale and purchase of health insurance are complex and subject to change, and future changes may be adverse to our business. For example, a long-standing provision in most applicable state laws that we believe is advantageous to our business is that once health insurance premiums are set by the carrier and approved by state regulators, they are fixed and not generally subject to negotiation or discounting by insurance companies or agents. Additionally, state regulations generally prohibit carriers, agents and brokers from providing financial incentives, such as rebates, to their members in connection with the sale of health insurance. As a result, we do not currently compete with carriers or other agents and brokers on the price of the health insurance plans offered on our website. Changes in, or enforcement of, or compliance with, such regulations could impact consumers’ demand for our services or cause health insurance carriers to lower our commission rates, which could reduce our revenue. Our business, operating results, financial condition and prospects may be materially and adversely affected if we are unable to adapt to regulatory changes.

From time to time, we are subject to various legal proceedings which could adversely affect our business.

We are, and may in the future become, involved in various legal proceedings and governmental inquiries, including labor and employment-related claims, claims relating to our marketing or sale of health insurance, intellectual property claims and claims relating to our compliance with securities laws. For example, in January 2022, we received a subpoena from the U.S. Attorney’s Office for the District of Massachusetts, seeking, among other things, information regarding our arrangements with insurance carriers, and we may receive similar inquiries in the future. Such inquiries and any other claims asserted against us, with or without merit, may be time-consuming, may be expensive to address and may divert management’s attention and other resources. These claims also could subject us to significant liability for damages, jeopardize our licenses to operate and harm our reputation. Our insurance and indemnities may not cover all claims that may be asserted against us. If we are unsuccessful in our defense in these legal proceedings, we may be forced to pay damages or fines, enter into consent decrees, stop offering our services or change our business practices, any of which would harm our business, operating results and financial condition.

We may be unable to operate our business if we fail to maintain our health insurance licenses and otherwise comply with the numerous laws and regulations applicable to the sale of health insurance.

We are required to maintain a valid license in each state in which we transact health insurance business and to adhere to sales, documentation and administration practices specific to that state. We must maintain our health insurance licenses to continue selling plans and to continue to receive commissions from health insurance carriers. In addition, each employee who transacts health insurance business on our behalf must maintain a valid license in one or more states. Because we maintain health insurance licenses to do business in all 50 states and the District of Columbia, compliance with health insurance-related laws, rules and regulations is difficult and imposes significant costs on our business. Each jurisdiction’s insurance department typically has the power, among other things, to:

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

Any legal liability, regulatory penalties, complaints or negative publicity related to us or our services could harm our business, operating results and financial condition.

We provide information on our website, through our advisor enrollment centers, in our marketing materials and in other ways regarding health insurance in general and the health insurance plans we market and sell, including information relating to insurance premiums, coverage, benefits, provider networks, exclusions, limitations, availability, plan comparisons and insurance company ratings. A significant amount of both automated and manual effort is required to maintain the considerable amount of health insurance plan information on our website. We also use the information provided on our website and otherwise collected by us to publish reports designed to educate consumers, facilitate public debate, and facilitate reform at the state and federal level. If the information we provide on our website, through our advisor enrollment centers, in our marketing materials or otherwise is not accurate or is construed as misleading, or if we do not properly assist individuals and businesses in purchasing health insurance, members, health insurance carriers and others could attempt to hold us liable for damages or require us to take corrective actions, our relationships with health insurance carriers could be terminated or impaired and regulators could attempt to subject us to penalties, force us to stop using our websites, marketing material or certain aspects of them, revoke our licenses to transact health insurance business in a particular jurisdiction, and/or compromise the status of our licenses to transact health insurance business in other jurisdictions, which could result in our loss of our commission revenue and harm our business, operating results and financial condition.

In the ordinary course of operating our business, we and our health insurance carrier partners have received complaints that the information we provided was not accurate or was misleading. We have received, and may in the future receive, inquiries from health insurance carriers, CMS, state departments of insurance, regulators or other legislative bodies regarding our marketing and business practices and compliance with laws and regulations. We typically respond to these inquiries by explaining how we believe we are in compliance with relevant regulations, or we may modify our practices in connection with the inquiry. For example, we received a letter from the Committee on Finance of the United States Senate in January 2024 requesting information relating to our business practices related to lead generation, marketing and enrollment in Medicare Advantage health plans. These types of inquiries and associated claims could be time-consuming and expensive to respond to or address, could divert our management’s attention and other resources, could impact our relationships with health insurance carriers and could cause a loss of confidence in our services. As a result, whether or not we are able to successfully resolve these claims, they could harm our business, operating results and financial condition.

Our business could be harmed if we are unable to contact our consumers or market the availability of our products through specific channels.

We use email and telephone, among other channels, to market our services to potential members and as the primary means of communicating with our existing members. The laws and regulations governing the use of email and telephone calls for marketing purposes continue to evolve, and changes in technology, the marketplace or consumer preferences may lead to the adoption of additional laws or regulations or changes in interpretation of existing laws or regulations. If new laws or regulations are adopted, or existing laws and regulations are interpreted or enforced, to impose additional restrictions on our ability to send email or telephone messages to our members or potential members, we may not be able to communicate with them in a cost-effective manner. For example, we use telephones to communicate with customers and prospective customers, and some of these communications may be subject to the TCPA and other telemarketing laws, including state laws, that restrict our ability to market using the telephone in certain respects. The TCPA prohibits us from using an automatic telephone dialing system or prerecorded or artificial voices to make certain telephone calls to consumers without prior express written consent and provides for statutory damages of $500 for each violation and $1,500 for each willful violation. While we have policies in place to comply with the TCPA and other telemarketing laws, we have been in the past, and may in the future become, subject to claims that we have violated the TCPA. In the event that we were found to have violated the TCPA, our business, operating results and financial condition could be harmed. The TCPA and other laws and regulations relating to telemarketing are also subject to periodic updates and changes in enforcement and litigation risks. In addition to legal restrictions on the use of email, Internet service providers, email service providers and others attempt to block the transmission of unsolicited email, commonly known as “spam.” Many Internet and email service providers have relationships with organizations whose purpose is to detect and notify the Internet and email service providers of entities that the organization believes is sending unsolicited email. If an Internet or email service provider identifies email from us as “spam” as a result of reports from these organizations or otherwise, we can be placed on a restricted list that will block our email to members or potential members. Similarly, telephone carriers may block or put consumer warnings on calls originating from call centers. Consumers increasingly screen their incoming emails and telephone calls, including by using screening tools and warnings, and therefore our members or potential members may not reliably receive our emails or telephone messages, whether or not such messages constitute marketing. If we are unable to communicate effectively by email or telephone with our members and potential members as a result of legislation, legal or regulatory actions, blockage, screening technologies or otherwise, our business, operating results and financial condition would be harmed.

Risks Related to Finance, Accounting and Tax Matters

Our commission revenue could be negatively impacted by changes in our estimated conversion rate of an approved member to a paying member, our forecast of average plan duration or our forecast of likely commission amounts.

Our commission revenue, which is primarily comprised of commissions from health insurance carriers, is computed using the estimated LTVs of commission payments that we expect to receive, and we re-compute LTVs for all outstanding cohorts on a quarterly basis. As a result, the rate at which consumers visiting our ecommerce platforms and advisor enrollment centers seeking to purchase health insurance are converted into approved members directly impacts our revenue. In addition, the rate at which consumers who are approved become paying members impacts the constrained LTV of our approved members, which impacts the revenue that we are able to recognize.

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
•the quality of and changes to the consumer experience on our ecommerce platforms and/or with our advisor enrollment centers;
•regulatory requirements, including those that make the experience on our ecommerce platforms cumbersome or difficult to navigate or reduce the ability of consumers to purchase plans outside of enrollment periods;
•the variety, competitiveness, quality and affordability of the health insurance plans that we offer;
•system failures or interruptions in the operation of our ecommerce platform or advisor enrollment center operations;
•changes in the mix of consumers who are referred to us through our direct, marketing partner and strategic partner marketing member acquisition channels, including the quality of sales leads;
•health insurance carrier guidelines applicable to applications submitted by consumers, the degree to which our technology is integrated with health insurance carriers, the amount of time a carrier takes to make a decision on that application and the percentage of submitted applications approved by health insurance carriers;
•the effectiveness of our benefit advisors in assisting consumers, including the tenure of the health insurance agent; and
•our ability to enroll subsidy-eligible individuals in qualified health plans through government-run health insurance exchanges and the efficacy of the process we are required to use to do so.

Our conversion rates can be impacted by changes in the mix of consumers referred to us through our member acquisition channels and whether they interact with a more seasoned health insurance agent. We have made and may in the future, make changes to our ecommerce platforms, telephonic operations, marketing material or enrollment process in response to regulatory or health insurance carrier requirements or undertake other initiatives in an attempt to improve consumer experience, increase retention, or for other reasons. These changes have had in the past, and may have in the future, the unintended consequence of adversely impacting our conversion rates. A decline in the percentage of consumers who submit health insurance applications on our ecommerce platforms or telephonically via our advisor enrollment centers and are converted into approved and paying members could cause an increase in our cost of acquiring members on a per member basis and impact our revenue in any given period. To the extent the rate at which we convert consumers visiting our ecommerce platforms or telephonically via our advisor enrollment centers into members suffers, our membership may decline, which would harm our business, operating results and financial condition.

Our operating results will be impacted by factors that impact our estimate of the constrained LTV of commissions per approved member.

We recognize revenue for plans approved during the period by applying the latest estimated constrained LTVs for that product. Constrained LTVs are estimates and are based on a number of assumptions, which include, but are not limited to, estimates of the conversion rates of approved members into paying members, forecasted average plan duration and forecasted commissions we expect to receive per approved member’s plan. These assumptions are based on historical trends and require significant judgment by our management in interpreting those trends and in applying the constraints. Changes in our historical trends will result in changes to our constrained LTV estimates in future periods and therefore could adversely affect our revenue and financial results in those future periods. As a result, negative changes in the factors upon which we estimate constrained LTVs, such as reduced conversion of approved members to paying members, increased health insurance plan terminations or a reduction in the lifetime commission amounts we expect to receive for selling the plan to a member or other changes could harm our business, operating results and financial condition. Changes in LTV may result in an increase or a decrease to revenue and a corresponding increase or decrease to commissions receivable. In addition, if we ultimately receive commission payments that are less than the amount we estimated when we recognized commission revenue, we would need to write off the remaining commissions receivable balance, which would adversely impact our business, operating results and financial condition.

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

The determination of constraints is also a factor that requires significant management judgment. Constraints are applied to LTVs for revenue recognition purposes and help ensure that the total estimated lifetime commissions expected to be collected from an approved member’s plan are recognized as revenue only to the extent that is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with future commissions receivable from the plan is subsequently resolved. We determine the constraint for each product by comparing cash collection patterns to our assumptions and analyze the drivers for variations. We then apply judgment in assessing whether the difference between historical cash collections and LTV is representative of differences that can be expected in future periods. We also analyze whether circumstances have changed and consider any known or potential modifications to the inputs into LTV in light of the factors that can impact the amount of cash expected to be collected in future periods including but not limited to commission rates, carrier mix, plan duration, changes in laws and regulations and cancellations of insurance plans offered by health insurance carriers with which we have a relationship. We evaluate the appropriateness of our constraints on an ongoing basis, and we update our assumptions when we observe a sufficient amount of evidence that would suggest that the long-term expectation underlying the assumptions has changed. While we have recognized positive net adjustment revenue in the recent past, there can be no assurance that we will continue to recognize positive net adjustment revenue. If we underestimate the initial constraint applied to LTVs, we might be required to increase the constraint or record an impairment in a future period, which would harm our business, operating results and financial condition.
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

We depend on health insurance carriers and others for data related to our membership. For instance, with respect to health insurance plans, health insurance carriers do not directly report member cancellations to us. Other than small business health insurance, we infer cancellations from payment data that carriers provide by analyzing whether payments from members have ceased for a period of time, and we may not learn of a cancellation for several months. The majority of our members who terminate their plans do so by discontinuing their insurance premium payments to the carrier or notifying the carrier, and do not inform us of the cancellation. With respect to our small business membership, groups generally notify the carrier directly of policy cancellations and increases or decreases in group size. Our insurance carrier partners often do not communicate this information to us, and it often takes a significant amount of time for us to learn about small business group cancellations and changes in our membership within the group itself. We often are not made aware of policy cancellations until the time of the group’s annual renewal.

Given the number of months required to observe non-payment of commissions in order to confirm cancellations, we estimate the number of members who are active on health insurance plans as of a specified date. After we have estimated membership for a period, we may receive information from health insurance carriers that would have impacted the estimate if we had received the information prior to the date of estimation. We may receive commission payments or other information that indicates that a member who was not included in our estimates for a prior period was in fact an active member at that time, or that a member who was included in our estimates was in fact not an active member of ours. As a result of the Medicare annual enrollment and other open enrollment periods, we may not receive information from our carriers on as timely a basis due to the significant increase in health insurance transaction volume and for other reasons, which could impair the accuracy of our membership estimates. For these and other reasons, including if current trends in membership cancellation are inconsistent with past cancellation trends that we use to estimate our membership or if carriers subsequently report changes to the commission payments that they previously reported to us, our actual membership could be different from our estimates, perhaps materially. If our actual membership is different from our estimates, the constrained LTV component of our revenue recognition could also be inaccurate, including as a result of an inaccurate estimate of the average amount of time our members maintain their health insurance plans. As a result of the delay that we experience in receiving information about our membership, it is difficult for us to determine with any certainty the impact of current conditions on our membership retention. Various circumstances, including market-related factors such as changes in timing of enrollment periods, the ability of enrollees to change their health plan outside of the Medicare annual enrollment period, the source of referrals, their enrollment experience and other factors specific to our business, could cause the assumptions and estimates that we make in connection with estimating our membership to be inaccurate, which would cause our membership estimates to be inaccurate.

Our agreements with our lender and our convertible preferred stock investor contain restrictions that impact our business and expose us to risks that could materially adversely affect our liquidity and financial condition.

On February 28, 2022, we entered into a term loan credit agreement with Blue Torch Finance LLC, as administrative agent and collateral agent, and other lenders party thereto, which was amended on August 16, 2022 (as amended, the “Credit Agreement”). The Credit Agreement provides us with $70 million in term loans, the proceeds from which transaction were used to terminate our then-existing $75 million revolving credit facility with Royal Bank of Canada.

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

On February 17, 2021, we entered into an investment agreement with Echelon Health SPV, LP (“H.I.G.”), pursuant to which H.I.G. purchased 2.25 million of Series A convertible preferred stock (“Series A Preferred Stock”) for an aggregate price of $225 million (the “H.I.G. Investment Agreement”). The H.I.G. Investment Agreement contains certain negative operating covenants that will remain in effect for so long as H.I.G. continues to own at least 30% of the shares of Series A Preferred Stock originally issued to it. the Company is required to maintain an Asset Coverage Ratio (as defined in the H.I.G. Investment Agreement) of at least 2.0x, calculated on a quarterly basis, which increased to 2.5x in August of 2023 (the “Minimum Asset Coverage Ratio”). The first measurement date of the 2.5x Minimum Asset Coverage Ratio was September 30, 2023. Additionally, the H.I.G. Investment Agreement requires the Company to maintain a Minimum Liquidity Amount (as defined in the H.I.G. Investment Agreement) for certain periods that ranges from $65.0 million to $125.0 million. As of December 31, 2023, we were in compliance with the Minimum Liquidity Amount. However, we have not met the Minimum Asset Coverage Ratio since the September 30, 2023 measurement date. Failure to maintain the Minimum Asset Coverage Ratio or the Minimum Liquidity Amount as of the date or the time period required by the H.I.G. Investment Agreement, for as long as H.I.G. continues to own at least 30% of the Series A Preferred Stock originally issued to it in the private placement, entitles H.I.G., subject to conditions and restrictions specified therein, to additional rights, including the right to nominate one additional member to our Board of Directors, the right to approve our annual budget, the right to approve the hiring or termination of certain key executives and the right to approve the incurrence of certain indebtedness.

These restrictions on the conduct of our business imposed by our lender or H.I.G. could materially adversely affect our business by, among other things, limiting our ability to take advantage of financings, mergers, acquisitions and other corporate opportunities that may be beneficial to the business. Even if the Credit Agreement were terminated, additional debt we could incur in the future may subject us to similar or additional covenants, which could place restrictions on the operation of our business. Similarly, our investment or financing arrangement with any future investors may subject us to similar or additional covenants.

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

Our term loan under the Credit Agreement matures in February 2025. Our ability to refinance our existing or future indebtedness will depend on the capital markets, including prevailing interest rates, and our financial condition and performance, which, among other things, is subject to economic, financial, competitive and other factors beyond our control. In addition, our Credit Agreement and the H.I.G. Investment Agreement contain restrictions that limit our ability to incur additional indebtedness, issue certain types of equity securities with rights and preferences senior to or pari passu with our Series A Preferred Stock, make certain types of investments or obtain additional financing. Pursuant to the terms of the H.I.G. Investment Agreement, we are currently required to obtain the consent of H.I.G. in order to incur certain indebtedness, which could limit our ability to obtain additional financing. If we are unable to refinance our existing or future indebtedness, we cannot obtain adequate financing or we cannot obtain financing on terms satisfactory to us when we require it, we may default on our existing or future indebtedness, and our ability to continue to pursue our business objectives and to respond to business opportunities or challenges could be harmed, and our business, operating results and financial condition could be materially and adversely affected.

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

We rely in part upon third-party vendors, including cloud infrastructure and bandwidth providers, to operate our ecommerce platform and advisor enrollment centers. Consumers using our website and accessing our services depend upon Internet, online and other service providers for access to our website and services. Our remote employees rely on third-party service providers to access our systems and other agent productivity tools. We cannot predict whether additional network capacity will be available from these vendors as we need it, and our network or our suppliers’ networks might be unable to achieve or maintain a sufficiently high capacity of data transmission. Any significant interruption in access to our advisor enrollment centers or our website or increase in our website’s response time as a result of these difficulties could impair our revenue-generating capabilities, damage our reputation and our relationship with insurance carriers, marketing partners and existing and potential members, and harm our business, operating results and financial condition. In addition, any loss of data could result in loss of customers and subject us to potential liability. Our business operations may also be disrupted if our employees are unable to work from home effectively as a result of technical difficulties experienced by these service providers. Many of these service providers have experienced significant outages, delays and other difficulties in the past and could experience them in the future. If these third parties experience difficulty providing the services we require or meeting our standards for those services, it could make it difficult for us to operate some aspects of our business. Our and our vendors’ facilities, database and systems are vulnerable to damage or interruption from human error, fire, floods, earthquakes and other natural disasters, power loss, telecommunications failures, physical or electronic break-ins, computer viruses, cyberattacks, acts of terrorism, other attempts to harm our systems and similar events.

In particular, our advisor enrollment center operations’ success depends on maintenance of functioning information technology systems. CMS rules require that our health insurance agent employees utilize CMS-approved scripts in connection with the sale of Medicare plans and that we record and maintain the recording of telephonic interactions relating to the sale of Medicare plans. We rely on telephone, call recording, customer relationship management and other systems and technology in our advisor enrollment center operations, and we are dependent upon third parties for some of them, including our telephone and call recording systems. These systems have failed temporarily in the past and may experience additional disruption due to systems upgrades, power outages, an increase in remote work or other events. The effectiveness and stability of our advisor enrollment center systems and technology are critical to our ability to sell health insurance plans, particularly during key times, such as the Medicare enrollment periods, and the failure or interruption of any of these systems and technology or any inability to handle increased volume would harm our business, operating results and financial condition.

Our business is subject to security risks, and if we experience a successful cyberattack or a security breach or are otherwise unable to safeguard the confidentiality and integrity of the data we hold, including sensitive personal information, our business will be harmed.

Maintaining the security of our products and services is critical for us, our consumers, and the health insurance carriers we work with. Despite our taking precautions, we cannot guarantee that our facilities and systems and those of our third-party service providers, will be free of security breaches, cyberattacks, acts of vandalism, computer viruses, malware, misplaced or lost data, programming and/or human errors or other similar events. We may be required to expend significant amounts and other resources to protect against security breaches or to mitigate and remediate problems caused by security breaches. Techniques used to obtain unauthorized access or to sabotage systems change frequently. For example, attackers have used artificial intelligence and machine learning to launch more automated, targeted and coordinated attacks against targets. As a result, we may be unable to anticipate emerging techniques or to implement adequate preventative measures preemptively. Additionally, our third-party service providers may cause security breaches for which we are responsible.

Any compromise or perceived compromise of our security or the security of one of our vendors could damage our reputation, cause the termination of relationships with government-run health insurance exchanges and our members, marketing partners and health insurance carriers, reduce demand for our services and subject us to significant liability and expense as well as regulatory action and lawsuits, any of which would harm our business, operating results and financial condition. The attack surface available to criminals is increasing as more companies and individuals work remotely and otherwise work online. Consequently, the risk of a cybersecurity incident has increased. We cannot assure that our preventative efforts, or those of our vendors or service providers, will be successful. These actual and potential breaches of our security measures and the accidental loss, inadvertent disclosure, or unauthorized dissemination of proprietary information or sensitive, personal, or confidential data about us, our employees, our customers, or their end users, including the potential loss or disclosure of such information or data as a result of hacking, fraud, trickery or other forms of deception, could expose us, our employees, our customers or the individuals affected to a risk of loss or misuse of this information. This may result in litigation and liability or fines, our compliance with costly and time-intensive notice requirements, governmental inquiry or oversight, or a loss of customer confidence, any of which could harm our business or damage our brand and reputation, thereby requiring time and resources to mitigate these impacts.

We may not be able to adequately protect our intellectual property, which could harm our business and operating results.

Our intellectual property is an essential asset of our business, and we believe that our technology currently gives us a competitive advantage in the distribution of Medicare-related, individual, family and small business health insurance. We rely on a combination of patent, copyright, trademark and trade secret laws, confidentiality procedures and contractual provisions to establish and protect our intellectual property rights in the United States. Our efforts to protect our intellectual property may need to be revised or more effective, and our trademarks or patents may be held invalid or unenforceable. Moreover, the law relating to intellectual property is not as developed in China, and our intellectual property rights may not be as respected in China as they are in the United States. We may not be effective in policing unauthorized use of our intellectual property, trade secrets and other confidential information, and even if we do detect violations, litigation may be necessary to enforce our intellectual property rights. Any enforcement efforts we undertake, including litigation, could be time-consuming and expensive, could divert our management’s attention and may result in a court determining that our intellectual property or other rights are unenforceable. If we are not successful in cost-effectively protecting our intellectual property rights, trade secrets and confidential information, our business, operating results and financial condition could be harmed.

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
Our financial condition and operating results are affected by the performance of our investment portfolio. Our excess cash is invested by an external investment management service provider, under the direction of our management in accordance with our corporate cash management and investment policy. The policy defines constraints and guidelines that restrict the asset classes that we may invest in by type, duration, quality and value. Our investments are subject to market-wide risks, and fluctuations, as well as to risks inherent in particular securities. The failure of any of the investment risk strategies that we employ could have a material adverse effect on our business, financial condition, and results of operations.
The value of our investments is exposed to capital markets risks, and our results of operations, liquidity, financial condition or cash flows could be adversely affected by realized losses, impairments and changes in unrealized positions as a result of: significant market volatility, changes in interest rates, changes in credit spreads and defaults, a lack of pricing transparency, a reduction in market liquidity, declines in equity prices, changes in national, state/provincial or local laws and the strengthening or weakening of foreign currencies against the U.S. dollar. Levels of write-down or impairment are impacted by our assessment of the intent to sell securities that have declined in value as well as actual losses as a result of defaults or deterioration in estimates of cash flows. If we reposition or realign portions of the investment portfolio and sell securities in an unrealized loss position, we will incur an other-than-temporary impairment charge or realized losses. Any such charge may have a material adverse effect on our business, financial condition, and results of operations.

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

Our convertible preferred stock investor has rights, preferences and privileges that are not held by, and are preferential to, the rights of our common stockholders, which could adversely affect our liquidity and financial condition, result in the interests of our convertible preferred stock investor differing from those of our common stockholders and make an acquisition of us more difficult.

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

The terms of the H.I.G. Investment Agreement could also limit our ability to obtain additional financing or increase our borrowing costs, which could have an adverse effect on our financial condition. As of the date of this report, pursuant to the terms of the H.I.G. Investment Agreement, we must obtain the consent of H.I.G. in order to incur any indebtedness, which could limit our ability to obtain additional financing. The preferential rights could also result in divergent interests between H.I.G. and holders of our common stock. Furthermore, a sale of our company, as a change of control event, may require us to repurchase Series A Preferred Stock, which could have the effect of making an acquisition of our company more expensive and potentially deterring proposed transactions that may otherwise be beneficial to our stockholders.

Our convertible preferred stock investor may exercise influence over us, including through its ability to designate up to two directors on our Board of Directors.

The H.I.G. Investment Agreement entitles H.I.G. to nominate one individual for election to our Board of Directors for so long as it continues to own at least 30% of the common stock issuable or issued upon conversion of the Series A Preferred Stock originally issued to it. The director designated by H.I.G. is also entitled to serve on committees of our Board of Directors, subject to applicable law and stock exchange rules. H.I.G. nominated Aaron C. Tolson to our Board of Directors. Mr. Tolson was appointed to our Board of Directors as a Class I director on August 30, 2021, and as of the date of this report serves as a member of the compensation committee, nominating and corporate governance committee and government and regulatory affairs committee of the Board of Directors.

In addition, as discussed elsewhere in this Risk Factors section, failure to maintain the Minimum Asset Coverage Ratio or the Minimum Liquidity Amount as of the date or the time period required by the H.I.G. Investment Agreement, for as long as H.I.G. continues to own at least 30% of the Series A Preferred Stock originally issued to it in the private placement, entitles H.I.G., subject to conditions and restrictions specified therein, to additional rights, including the right to nominate one additional member to our Board of Directors. The interests of any director designated by H.I.G. may differ from the interests of our security holders as a whole or of our other directors. If the additional rights are used by H.I.G., it could be distracting to our management and disruptive to our operations or hinder our ability to execute our operational and strategic plans.

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

Large-scale medical emergencies, pandemics (such as COVID-19) and other extreme events could result in public health crises or otherwise have a material adverse effect on our business operations, cash flows, financial condition and results of operations. For example, we had to adjust our operations in response to the COVID-19 pandemic and resulting disruptions in public and private infrastructure.

Global climate change has added, and will continue to add, to the unpredictability, frequency and severity of natural disasters, including but not limited to hurricanes, tornadoes, freezes, droughts, other storms and fires in certain parts of the world. In response, a number of legal and regulatory measures and social initiatives have been introduced in an effort to reduce greenhouse gas and other carbon emissions that are chief contributors to global climate change. We cannot predict the impact that changing climate conditions will have on our business; however, we recognize that there are inherent climate-related risks wherever business is conducted. Climate-related events, including extreme weather events could impact our critical infrastructure, technological assets, business continuity and reputation. The increasing frequency of extreme weather events also has the potential to disrupt the business of our third-party vendors, partners and our customers. The legal, regulatory and social responses to climate change could also adversely affect our results of business, operating results and financial condition.

We face risks related to heightened inflation, recession, financial and credit market disruptions and other economic conditions.

Customer and consumer demand for health insurance plans may be impacted by weak economic conditions, recession, market volatility or other negative economic factors in the United States or other nations. For example, in 2022, the United States experienced significantly heightened inflationary pressures which continued into 2023. Some of our members may delay signing up for an insurance plan or opt into a plan with lower insurance premiums as a result of such negative economic factors, and we may also experience potential delays in customer premium payments or an increase in plan termination rates, any of which could harm our business. In addition, limited liquidity, defaults, non-performance or other adverse developments affecting financial institutions, or perceptions regarding these or similar risks, have in the past and may in the future lead to market-wide liquidity problems, and such adverse developments may impact parties with which we do business and their liquidity. These macroeconomic factors could materially and adversely affect our business, operating results and financial condition. For example, the closures of Silicon Valley Bank (“SVB”), Signature Bank and First Republic Bank resulted in broader financial institution liquidity risk and concerns. Although we were able to access all of the funds we had on deposit with SVB, the failure of any bank in which we deposit our funds could reduce the amount of cash we have available for our operations or delay our ability to access such funds.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.    CYBERSECURITY

Risk Management and Strategy

At eHealth, information security is everyone’s responsibility, and we value the trust our customers and business partners place in us to protect their sensitive information. We have established policies and processes for assessing, identifying, and managing risk from cybersecurity threats, and have integrated these processes into our overall risk management systems and processes.

We are subject to various federal and state privacy and security laws, regulations, and requirements. These laws govern the collection, use, disclosure, protection, and maintenance of the individually identifiable information that we collect from consumers. We regularly assess our compliance with privacy and security requirements and conduct periodic risk assessments to identify cybersecurity threats, as well as assessments in the event of a material change in our business practices that may affect information systems that are vulnerable to such cybersecurity threats.

Early on, we identified information security as a salient risk as described in Part I, Item 1A, Risk Factors, of this Annual Report on Form 10-K. We maintain data privacy and security through a robust program of safeguards, including responsible management, appropriate use, and protection that is designed to address applicable legal and regulatory requirements. Furthermore, all employees are required to complete annual privacy and security training.

Our security policies and procedures are reviewed and updated regularly to address regulatory, industry, and contractual requirements and recommendations and address new and emerging security threats. We also conduct regular scans of our technical infrastructure and regular penetration audits to check for vulnerabilities and meet our governance and compliance requirements. Training our employees and contractors is crucial to eHealth’s governance and compliance requirements. All employees and contractors with access to an eHealth IT system are required to complete security awareness training during onboarding and annually thereafter. Due to the increased inherent risk associated with these roles, developers and privileged users are subject to additional security training requirements.

Every person with access to eHealth IT systems is required to undergo periodic phishing simulations and receives personalized tools to improve their security behavior. Performance is measured both individually and by functional groups to manage the maturity and improvement of eHealth’s overall security posture. Employees must also acknowledge receipt and understanding of their responsibility to comply with eHealth’s Code of Business Conduct, including the eHealth Information Security and Acceptable Use Policies, during onboarding and annually thereafter.

Despite our rigorous efforts, incidents may occur, and we are prepared to deal with them through our formal Incident Response Plan. Events such as human errors, computer viruses or other malicious code, unauthorized access, cyber-attacks, or phishing attempts concern all organizations. Our Incident Response Team is trained to contain incidents, mitigate impacts, resolve or remediate issues, and notify affected parties as appropriate. The team is made up of key security, privacy, and legal professionals who work with eHealth Technology and Business Teams and our managed security services.

Additionally, eHealth has engaged a guided cyber crisis response platform and conducted a mock cyber-attack exercise to build crisis management experience for our senior leadership and cybersecurity teams. We believe this voluntary skill building exercise put our teams in a better position to manage a potential cybersecurity crisis.

Our comprehensive data security strategy includes:

•Regular critical security assessments such as advanced attack simulations and vulnerability scans.

•A System Development Life Cycle (SDLC) framework to assess applications and related infrastructure before implementation to ensure our security standards are met.

•Use of a Role Based Access Control (RBAC) methodology, which defines the access a user receives to eHealth’s information systems based on job function.

•Requirements that third-party vendors that host, transmit, or have access to eHealth data comply with our policies and undergo reviews.

•Monitoring of security event data and the security industry to flag anomalies and be aware of potential threats.

•Dedicated domestic and international liaisons who help ensure that business and functional area employees have easy access to experts for guidance and assistance mitigating privacy and information protection risks.

•Encryption of customer data both in transit and at rest.

•A broad spectrum of technical controls, including data loss prevention, role-based access, application/desktop logging, and data encryption as well as multi-factor authentication and enhanced web application firewall controls.

We, like any technology company, have experienced cybersecurity incidents in the past. However, as of the date of this Annual Report on Form 10-K, we have not experienced any cybersecurity incidents which have been determined to be material. For additional information regarding whether any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect our company, including our business, operating results and financial condition, please refer to Part I, Item 1A, Risk Factors, in this Annual Report on Form 10-K.

Governance

eHealth’s Board of Directors oversees our enterprise risk management process, including cybersecurity, information security, governance, risk management, and compliance programs and strategies. The Board is responsible for monitoring and assessing strategic risk exposure, and our senior leadership team are responsible for the day-to-day management of the risks that we face. The Board administers its cybersecurity risk oversight both directly and through its Audit Committee. The Audit Committee is regularly briefed on eHealth’s risk profile issues. These briefings are designed to provide visibility about identifying, assessing, and managing critical risks, audit findings, and management’s risk mitigation strategies. Management briefs the Audit Committee periodically about eHealth’s protection programs, focusing on current trends in the environment, incident preparedness, business continuity management, program governance, and program components, including updates on security processes, external testing, and employee training and awareness initiatives.

eHealth maintains an Office of the Chief Information Security Officer (“CISO”), who reports to our Chief Digital Officer (“CDO”). Our CISO focuses on information and systems technology, corporate governance, and behaviors to drive security best practices and safeguard information from unauthorized or inappropriate access, use, or disclosure. eHealth also has a Privacy Officer who advises the company on privacy-related laws and regulations, provides guidance on privacy compliance, drives privacy policy, creates, and oversees the privacy program.

Our CISO is informed about and monitors prevention, detection, mitigation, and remediation efforts through regular communication and reporting from professionals in our information security team and through the use of technological tools and software and results from third party audits. Our CISO and CDO have extensive experience assessing and managing cybersecurity programs and risks. Our CISO has served in that position since 2019 and, before eHealth, was the Chief Information Security Officer and Vice President IT at Castlight Health where he led the company’s overall security program. Before that, our CISO was the Chief Information Security Officer and Director Global Infrastructure Operations at Ooyala with similar responsibilities during rapid growth. His security experience also includes a 21-year career in the U.S. Navy where he served as a Cryptologic Officer. Our CDO joined eHealth in 2023 and was previously Chief Product Officer at M1 Finance, responsible for defining the company’s product vision, strategy and roadmap to drive growth and profitability, Prior to M1 Finance, our CDO was the Chief Product Officer at Roofstock, Head of Product at LifeLock (acquired by Symantec) and Sr. Director and Head of Product, D3 Incubation Unit at Capital One. Our CISO reports directly to the Audit Committee of the Board of Directors on our cybersecurity program and efforts to prevent, detect, mitigate, and remediate issues at least once annually or more frequently as determined to be necessary or advisable. In addition, we have an escalation process in place to inform senior management and the Board of Directors when it is appropriate under the circumstances.

ITEM 2.        PROPERTIES

Our corporate headquarters are located in Austin, Texas, where we lease 26,878 square feet of office space. In addition to our corporate headquarters, we currently lease several other office spaces around the country. During 2022, we announced a remote first workplace model in the United States, meaning that, except for those employees whose job responsibilities require in-office work, none of our employees are required to work at the office. As a result, we have closed certain spaces at our leased facilities. We also occupy 53,758 square feet of leased office space in Xiamen, China which supports our technology and content, customer care and enrollment, marketing and advertising and general and administrative operations.

We believe that our facilities are adequate to meet our needs for the immediate future, and that should we need additional physical office space, suitable additional space will be available in the future.

ITEM 3.        LEGAL PROCEEDINGS

In the ordinary course of our business, we have received and may continue to receive inquiries from state and federal regulators relating to various matters. We have become, and may in the future become, involved in litigation in the ordinary course of our business. If we are found to have violated laws or regulations in any jurisdiction, we could be subject to various fines and penalties, including revocation of our license to sell insurance in those states, and our business, operating results, and financial condition would be harmed. Revocation of any of our licenses or penalties in one jurisdiction could cause our license to be revoked or for us to face penalties in other jurisdictions. In addition, without a health insurance license in a jurisdiction, carriers would not pay us commissions for the products we sold in that jurisdiction, and we would not be able to sell new health insurance products in that jurisdiction. We could also be harmed to the extent that related publicity damages our reputation as a trusted source of objective information relating to health insurance and its affordability. It could also be costly to defend ourselves regardless of the outcome. Our material legal proceedings are described in Part II, Item 8 of this Annual Report on Form 10-K in the Notes to Consolidated Financial Statements in Note 8 – Commitments and Contingencies.

ITEM 4.        MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Nasdaq Global Market under the symbol EHTH. As of February 23, 2024, there were 21 stockholders of record of our common stock (which does not include the number of stockholders holding shares of our common stock in “street name”).

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

The graph below matches our cumulative total stockholder return on our common stock with the cumulative 5-year total returns on the Nasdaq Composite index and the Research Data Group (“RDG”), Internet Composite index. The graph tracks the performance of a $100 investment on December 31, 2018 in our common stock and in each index (with the reinvestment of dividends) from December 31, 2018 to December 31, 2023.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among eHealth, Inc, the NASDAQ Composite Index
and the RDG Internet Composite Index
$400
$350
$300
$250
$200
$150
$100
$50
$0
12/18
3/19
6/19
9/19
12/19
3/20
6/20
9/20
12/20
3/21
6/21
9/21
12/21
3/22
6/22
9/22
12/22
3/23
6/23
9/23
12/23
eHealth, Inc
NASDAQ Composite
RDG Internet Composite

*$100 invested on 12/31/18 in stock or index, including reinvestment of dividends.

	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
eHealth, Inc.	$100.00	$250.08	$183.78	$66.37	$12.60	$22.70
Nasdaq Composite	$100.00	$136.69	$198.10	$242.03	$163.28	$236.17
RDG Internet Composite	$100.00	$141.93	$194.91	$190.78	$115.68	$168.80

ITEM 6.    [RESERVED]

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Please read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes included under Part II, Item 8 of this Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements, which involve risks and uncertainties. As a result of many factors, such as those described under “Cautionary Note Regarding Forward-Looking Statements,” “Risk Factors” and elsewhere in this Annual Report on Form 10-K, our actual results may differ materially from those anticipated in these forward-looking statements.

Overview

We are a leading private online health insurance marketplace with a technology and service platform that provides consumer engagement, education, and health insurance enrollment solutions. Our mission is to expertly guide consumers through their health insurance enrollment and related options, when, where, and how they prefer. Our platform leverages technology to solve a critical problem in a large and growing market by aiding consumers in what has traditionally been a complex, confusing and opaque health insurance purchasing process. Our omnichannel consumer engagement platform differentiates our offering from other brokers and enables consumers to use our services online, by telephone with a licensed insurance agent, or benefit advisor, or through a hybrid online assisted interaction that includes live agent chat and co-browsing capabilities. We have created a consumer-centric marketplace that offers consumers a broad choice of insurance products that includes thousands of Medicare Advantage, Medicare Supplement, Medicare Part D prescription drug, individual, family, small business, and other ancillary health insurance products from over 180 health insurance carriers nationwide. Our plan recommendation tool curates this broad plan selection by analyzing customer health-related information against plan data for insurance coverage fit. This tool is supported by a unified data platform and is available to our ecommerce customers and our benefit advisors. We strive to be the most trusted partner to the consumer in their life’s journey through the health insurance market.

Multi-Year Business Initiatives

Beginning in the fourth quarter of 2021, the Company began to execute significant strategic and management changes to transform our business and adapt to the evolving needs of our customers in order to position ourselves for long-term success. In 2022, we purposefully slowed down our enrollment volume and revenue growth as we worked to implement several transformation initiatives aimed at increasing the effectiveness of our sales and marketing organizations and further enhancing consumer experience, as well as rationalizing our cost structure. As a result, we entered 2023 on a significantly improved cost foundation compared to the same period prior year. Throughout 2023, we continued to execute on our multi-year transformation plan with an emphasis on enrollment quality, retention and member experience, engagement built around audience segmentation and targeting, differentiated messaging based on our unique value proposition, and the gradual scaling of our direct and strategic partner marketing channels as we reduce our reliance on lead aggregators all while maintaining the ability to remain agile with our marketing spend. We also launched our Company rebrand in October 2023, which included our refreshed marketing plan that differentiates us in the market and included a redesign of our omni-channel user experience. Our Company rebrand was designed to reflect our transformational work from the past few years and is expected to increase our brand recognition.

Over the past few years, we have focused on our benefit advisors by enhancing their onboarding and training programs, shifted the mix of our telesales capacity towards full-time internal benefit advisors and away from third party vendor agents and expanded our benefit advisor headcount this year ahead of the most recent annual enrollment period. Additionally, in 2022, we achieved over $110 million in cost savings compared to 2021 while preserving our competitive edge and focusing on initiatives with highest in-period returns on investment. We also migrated our call center technology to a new cloud-based agent monitoring system, which provided new robust capabilities to train benefit advisors and monitor their performance in real time and made several improvements targeted at expanding our quality assurance efforts and further enhancing the consumer experience.

While these initiatives initially caused a decline in conversion rates and increased talk times, we have experienced improvements in our member retention and profitability metrics. As a result of positive retention dynamics, higher quality performance and the favorable commissions environment of the past two years, we recognized $48.1 million in net adjustment revenue across most products during 2023. Additionally, we achieved Medicare Advantage enrollment growth in the fourth quarter annual enrollment period of 2023 as compared to the fourth quarter annual enrollment period of 2022 and experienced increases in constrained LTV of commissions per approved member across most products during 2023 compared to 2022.

In the fourth quarter of 2023, the Individual, Family and Small Business segment was renamed “Employer and Individual”. The Employer and Individual (“E&I”) segment name change was to the name only and had no impact on our historical financial position, results of operations, cash flow or segment level results previously reported. Going forward, we intend to invest in this segment to grow existing products, including individual and family and small business plans and ancillary products. We also expect to add new products and services and explore adjacent markets within the broader health insurance industry, including pursuing both direct-to-consumer strategies as well as business-to-business strategies for employers of all sizes, including the emerging Individual Coverage Health Reimbursement Arrangements (“ICHRA”) opportunity.

Remote First Workplace

We adjusted our business operations as a result of the COVID-19 pandemic, including shifting to a remote work model and onboarding and training new benefit advisors remotely. In the third quarter of 2022, we announced a remote first workplace model in the United States. As a result, except for those employees whose job responsibilities require in-office work, none of our employees are required to work at the office. As part of the remote first strategy, we executed several subleases of our office space in the United States and vacated other office spaces in which we evaluated the right-of-use assets and other lease related assets including leasehold improvements, furniture and fixtures, and computer equipment for impairment under Accounting Standards Codification (“ASC”) 360. We believe flexible workforce positions will make us a more attractive employer, increase productivity, and enable us to recruit from a more diverse pool of applicants.

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
•the number of approved members for Medicare-related, individual and family, small business and ancillary health insurance plans from whom we have received an initial commission payment; and
•the constrained lifetime value (“LTV,”) of approved members for Medicare-related, individual and family and ancillary health insurance plans we sell, as well as the estimated annual value of approved members for small business plans we sell.

Approved Members

Approved members represent the number of individuals on submitted applications that were approved by the relevant insurance carrier for the identified product during the current period. The applications may be submitted in either the current period or prior periods. Not all approved members ultimately become paying members.

The following table shows approved members by product for the years presented:

	Year Ended December 31,
	2023	2022	2021
Medicare
Medicare Advantage	290,712	302,949	399,758
Medicare Supplement	17,386	18,569	28,020
Medicare Part D	29,378	40,094	73,292
Total Medicare	337,476	361,612	501,070
Individual and Family	27,318	33,271	42,711
Ancillary	56,789	72,004	97,694
Small Business	7,613	9,722	11,432
Total Approved Members	429,196	476,609	652,907

2023 compared to 2022 – Total approved members declined 10% in 2023 compared to 2022, driven by:

•a 7% decline in Medicare approved members driven by a decrease in approved members across all Medicare products that we market, primarily due to lower variable marketing spend as we focused on implementing operational enhancements to our sales and marketing organizations that ultimately resulted in 22% growth in Medicare Advantage approved members in the fourth quarter of 2023 compared to the same period last year;
•an 18% decline in individual and family plan approved members primarily due to a reduction in member acquisition spend;
•a 21% decline in ancillary approved members due to declines in approved members across all ancillary insurance products that are typically cross-sold with new individual and family plan enrollments; and
•a 22% decline in small business health insurance approved members, driven by reduced acquisition spend.

2022 compared to 2021 – Total approved members declined 27% in 2022 compared to 2021, driven by:

•a 28% decline in Medicare approved members due to a decrease in approved members across all Medicare products that we market, reflecting our decision to temporarily pause enrollment volume while implementing various operational initiatives aimed at increasing the effectiveness of our sales and marketing organizations;
•a 22% decline in individual and family plan approved members due to a 36% decline in approved members for qualified health plans and an 8% decline in non-qualified health plan approved members primarily due to a reduction in marketing spend;
•a 26% decline in ancillary approved members across most ancillary plans, which was partly attributed to the decline in individual and family plan enrollment volume as these enrollments can result in additional sales of ancillary products; and
•a 15% decline in small business health insurance approved members due to the shift of our focus away from the sale of small business products.

Estimated Constrained Lifetime Value of Commissions Per Approved Member

The following table shows our estimated constrained LTV, of commissions per approved member by product for the years presented below:

	Year Ended December 31,
	2023	2022	2021
Medicare (1)(2)
Medicare Advantage	$1,049	$975	$979
Medicare Supplement	891	935	993
Medicare Part D	220	194	203
Individual and Family (1)
Non-Qualified Health Plans	380	361	274
Qualified Health Plans	370	333	311
Ancillary (1)
Short-term	167	166	169
Dental	109	105	96
Vision	73	63	61
Small Business (1)	230	212	182
__________
(1)Constrained LTV of commissions per approved member for Medicare, individual and family and ancillary plans represents commissions estimated to be collected over the estimated life of an approved member’s plan after applying constraints in accordance with our revenue recognition policy. Constrained LTV of commissions per approved member for small business represents the estimated commissions we expect to collect from the plan over the following twelve months. The estimate is driven by multiple factors, including but not limited to, contracted commission rates, carrier mix, estimated average plan duration, the regulatory environment, cancellations of insurance plans offered by health insurance carriers with which we have a relationship, and applied constraints. The constraints are applied to help ensure that commissions estimated to be collected over the estimated life of an approved member’s plan are recognized as revenue only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with future commissions receivable from the plan is subsequently resolved. These factors may result in varying values from period to period. For additional information on constrained LTV, see “Critical Accounting Estimates”.

(2)The constraints applied to the total estimated lifetime commissions we expect to receive for selling the plan after the carrier approves an application in order to derive the constrained LTV of commissions for approved members recognized were 7%, 9% and 7% for Medicare Advantage, Medicare Supplement and Medicare Part D, respectively, for the years ended December 31, 2023 and 2022.

2023 compared to 2022 – The changes in constrained LTV of commissions per approved member consisted of:

•an 8% increase in Medicare Advantage plans, primarily driven by positive trends in commissions collected as a result of more favorable commission rates, carrier mix, and improved retention;
•a 5% decrease in Medicare Supplement plans, primarily due to unfavorable commission rates due to carrier mix, partially offset by favorable retention and increased paid members;
•a 13% increase in Medicare Part D plans, primarily driven by favorable commission rates and improved retention;
•a 11% and 5% increase in qualified and non-qualified plans, respectively, primarily driven by favorable commission rates, partially offset by unfavorable retention trends; and
•a 16% and 8% increase in vision and small business plans, respectively, primarily driven by favorable commission rates.

2022 compared to 2021 – The changes in constrained LTV of commissions per approved member consisted of:

•flat LTV for Medicare Advantage plans due to decreased estimated average plan durations and lower persistency observations, the impacts of which were offset by increased contracted rates and improved quality metrics;
•a 6% and 4% decrease for Medicare Supplement and Medicare Part D plans, respectively, primarily due to decreased estimated average plan durations and lower persistency observations;

•a 32% increase in non-qualified health plans due to more stable persistency observations and an increase in estimated average plan duration;
•a 7% increase in qualified health plans due to a slight increase in average plan duration;
•a 9% and 3% increase in dental and vision plans, respectively, as a result of an increase in estimated average plan duration; and
•a 16% increase per approved small business plan member as a result of an increase in estimated average plan duration and higher commission rates per group.

Estimated Membership

Estimated membership represents the estimated number of members active as of the date indicated based on the number of members for whom we have received or applied a commission payment during the period of estimation. There is generally up to a few months lag between newly approved plans and the receipt of commission payments from the health insurance carrier. A member who purchases and is active on multiple standalone insurance plans will be counted as a member more than once. For example, a member who is active on both an individual and family health insurance plan and a standalone dental plan will be counted as two continuing members.

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

The following table shows estimated membership by product as of the periods presented below:

	As of December 31,
	2023	2022	2021
Medicare (1)
Medicare Advantage	622,896	645,864	632,574
Medicare Supplement	110,826	100,039	101,794
Medicare Part D	210,876	229,962	225,129
Total Medicare	944,598	975,865	959,497
Individual and Family (1)	86,452	102,971	105,211
Ancillary (1)	180,741	214,570	235,017
Small Business (2)	46,225	45,584	46,650
Total Estimated Membership	1,258,016	1,338,990	1,346,375
__________________
(1)To estimate the number of members on Medicare-related, individual and family, and ancillary health insurance plans, we take the respective sum of (i) the number of members for whom we have received or applied a commission payment for a month that may be up to three months prior to the date of estimation (after reducing that number using historical experience for assumed member cancellations over the period being estimated); and (ii) the number of approved members over that period (after reducing that number using historical experience for an assumed number of members who do not accept their approved policy and for estimated member cancellations through the date of the estimate). To the extent we determine through confirmations from a health insurance carrier that a commission payment is delayed or is inaccurate as of the date of estimation, we adjust the estimated membership to also reflect the number of members for whom we expect to receive or to refund a commission payment. Further, to the extent we have received substantially all of the commission payments related to a given month during the period being estimated, we will take the number of members for whom we have received or applied a commission payment during the month of estimation. For ancillary health insurance plans, the one-to-three-month period varies by insurance product and is largely dependent upon the timeliness of commission payment and related reporting from the related carriers.

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

2023 compared to 2022 – Total estimated membership declined 6% as of December 31, 2023 compared to December 31, 2022 due to:

•a 3% decline in Medicare estimated membership year over year, driven by:
◦a 4% and 8% decline in Medicare Advantage and Medicare Part D plans, respectively, primarily due to a decrease in overall Medicare approved applications as we temporarily reduced our investment in demand generation initiatives,
◦partially offset by an 11% increase in Medicare Supplement plans, primarily driven by an 8% increase in approved members in the fourth quarter of 2023 compared to 2022;
•a 16% decline in individual and family plan estimated membership year over year due to a decrease in approved applications; and
•a 16% decline in overall ancillary plan estimated membership year over year, primarily due to a decline in approved applications across most ancillary plans.

2022 compared to 2021 – Total estimated membership was flat as of December 31, 2022 compared to December 31, 2021 due to:

•a 2% increase in Medicare estimated membership year over year driven by:
◦a 2% increase in both Medicare Advantage and Medicare Part D plans reflective of new enrollments generated during the year, net of estimated attrition,
◦partially offset by a 2% decline in Medicare Supplement plans;
•a 2% decline in individual and family plan estimated membership year over year due to a decrease in new enrollments; and
•a 9% decline in ancillary plan estimated membership year over year due to the decline of estimated membership across all ancillary plans.

Member Acquisition

Marketing initiatives are an important component of our strategy to increase revenue and are primarily designed to encourage consumers to complete an application for health insurance. We calculate and evaluate the customer care and enrollment (“CC&E”) expense per approved member and the variable marketing cost per approved member. We incur CC&E expenses in assisting applicants during the enrollment process. Variable marketing costs represent costs incurred in member acquisition from our direct marketing and marketing partner channels. Variable marketing costs exclude fixed overhead costs, such as personnel related costs, consulting expenses, facilities and other operating costs allocated to the marketing and advertising department.

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

The following table shows the variable marketing cost per approved member and the CC&E cost per approved member metrics for the periods presented below:

	Year Ended December 31,
	2023	2022	2021
Medicare:
CC&E cost per MA-equivalent approved member (1)	$471	$397	$383
Variable marketing cost per MA-equivalent approved member (1)	449	491	523
Total acquisition cost per MA-equivalent approved member	$920	$888	$906
Individual and Family Plan:
CC&E cost per IFP-equivalent approved member (2)	$191	$131	$91
Variable marketing cost per IFP-equivalent approved member (2)	61	72	67
Total acquisition cost per IFP-equivalent approved member	$252	$203	$158
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

Medicare

2023 compared to 2022 – Total acquisition cost per MA-equivalent approved member increased $32, or 4%, in 2023 compared to 2022, driven by:

•a $74, or 19%, increase in CC&E cost per MA-equivalent approved member due to an increase in costs associated with the hiring and training of a higher number of new benefit advisors in 2023 compared to 2022 as well as a decline in approved members in 2023 compared to 2022;
•partially offset by a $42, or 9%, decrease in variable marketing cost per MA-equivalent approved member, primarily due to continued disciplined marketing spend in 2023 compared to 2022.

2022 compared to 2021 – Total acquisition cost per MA-equivalent approved member decreased $18, or 2%, in 2022 compared to 2021, driven by:

•a $32, or 6%, decrease in variable marketing cost per MA-equivalent approved member primarily due to a decline in our marketing spend as part of our cost savings initiatives in 2022;
•partially offset by a $14, or 4%, increase in CC&E cost per MA-equivalent approved member due to overall lower telephonic conversion rates combined with a large number of full-time Medicare agents relative to our planned demand needs at the beginning of the year until the cost reduction program was implemented in April 2022.

Individual and Family

2023 compared to 2022 – Total acquisition cost per IFP-equivalent approved member increased $49, or 24%, in 2023 compared to 2022, driven by:

•a $60, or 46%, increase in CC&E cost per IFP-equivalent approved member due to an increase in costs associated with the hiring and training of a higher number of new benefit advisors in 2023 and the overall decline in approved members, as well as increased investments in IFP, including ICHRA and state exchange opportunities;
•partially offset by an $11, or 15%, decrease in variable marketing cost per IFP-equivalent approved member, primarily due to more disciplined marketing spend in 2023.

2022 compared to 2021 – Total acquisition cost per IFP-equivalent approved member increased $45, or 28%, in 2022 compared to 2021, driven by:

•a $40, or 44%, increase in CC&E cost per IFP-equivalent approved member primarily due to an increase in the number of benefit advisors as we pursue the emerging opportunities in the ICHRA and state exchange business; and
•a $5, or 7%, increase in variable marketing cost per IFP-equivalent member primarily driven by the decline in approved members.

Results of Operations

The following table sets forth our operating results and related percentage of total revenue for the years presented below (dollars in thousands):

	Year Ended December 31,
	2023		2022		2021
Revenue:
Commission	$403,924	89%	$361,246	89%	$493,119	92%
Other	48,947	11%	44,110	11%	45,080	8%
Total revenue	452,871	100%	405,356	100%	538,199	100%
Operating costs and expenses (1)
Cost of revenue	1,771	—%	1,647	—%	1,992	—%
Marketing and advertising	173,326	38%	195,088	48%	271,300	50%
Customer care and enrollment	159,060	35%	141,099	35%	179,295	33%
Technology and content	61,027	13%	78,809	19%	83,800	16%
General and administrative	86,761	19%	71,810	18%	75,699	14%
Amortization of intangible assets	—	—%	—	—%	536	—%
Impairment, restructuring and other charges	—	—%	19,616	5%	51,222	10%
Total operating costs and expenses	481,945	106%	508,069	125%	663,844	123%
Loss from operations	(29,074)	(6)%	(102,713)	(25)%	(125,645)	(23)%
Interest expense	(10,974)	(2)%	(7,627)	(2)%	(845)	—%
Other income, net	9,453	2%	3,951	1%	1,600	—%
Loss before income taxes	(30,595)	(7)%	(106,389)	(26)%	(124,890)	(23)%
Benefit from income taxes	(2,381)	(1)%	(17,667)	(4)%	(20,515)	(4)%
Net loss	$(28,214)	(6)%	$(88,722)	(22)%	$(104,375)	(19)%
____________

(1)     Operating costs and expenses include the following amounts of stock-based compensation expense (in thousands):

	Year Ended December 31,
	2023	2022	2021
Marketing and advertising	$2,201	$1,901	$8,660
Customer care and enrollment	2,287	2,096	2,836
Technology and content	4,498	6,015	10,013
General and administrative	14,227	10,304	11,348
Total stock-based compensation expense	$23,213	$20,316	$32,857

Revenue

Our commission revenue, other revenue and total revenue are summarized as follows (dollars in thousands):

		Change			Change
	2023	$	%	2022	$	%	2021
Commission	$403,924	$42,678	12%	$361,246	$(131,873)	(27)%	$493,119
% of total revenue	89%			89%			92%
Other	48,947	4,837	11%	44,110	(970)	(2)%	45,080
% of total revenue	11%			11%			8%
Total revenue	$452,871	$47,515	12%	$405,356	(132,843)	(25)%	$538,199

2023 compared to 2022 – Commission revenue increased $42.7 million, or 12%, in 2023 compared to 2022 due to:

•a $39.5 million, or 12%, increase in commission revenue from the Medicare segment driven by:
◦net adjustment revenue from prior period enrollments of $33.5 million in 2023 compared to $(2.3) million of net adjustment revenue in 2022;
◦improved constrained LTV of commissions per approved member for Medicare Advantage and Medicare Part D plans;
◦partially offset by a 7% decline in Medicare plan approved members across all Medicare products that we market; and
◦a decrease in constrained LTV of commissions per approved member for Medicare Supplement plans.
•a $3.2 million, or 8%, increase in commission revenue from the E&I segment primarily driven by:
◦net adjustment revenue from prior period enrollments of $14.5 million in 2023 compared to $8.7 million of net adjustment revenue in 2022;
◦improved constrained LTV of commissions per approved member for both qualified and non-qualified plans;
◦partially offset by a 18% decrease in individual and family plan approved members; and
◦a 21% decline in ancillary product approved members.

Other revenue increased $4.8 million, or 11%, in 2023 compared to 2022 due to an increase in non-broker of record revenue and post-enrollment services we provide to Medicare plan members.

Net adjustment revenue consists of increases in revenue for certain prior period cohorts as well as reductions in revenue for certain prior period cohorts. We recognize positive adjustments to revenue to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur.

See Segment Information below and Note 2 – Revenue in our Notes to Consolidated Financial Statements for more information on commission revenue.

2022 compared to 2021 – Commission revenue decreased $131.9 million, or 27%, in 2022 compared to 2021 due to:

•a $109.1 million, or 25%, decrease in commission revenue from the Medicare segment driven by:
◦a 28% decline in Medicare plan approved members across all Medicare products that we market; and
◦partially offset by net adjustment revenue from prior period enrollments of $(2.3) million in 2022 which was favorable compared to $(8.4) million of net adjustment revenue from prior period enrollments in 2021.
•a $22.7 million, or 36%, decrease in commission revenue from the E&I segment driven by:
◦a 22% decrease in individual and family plan approved members;
◦a 26% decline in ancillary product approved members; and
◦$8.7 million in net adjustment revenue from prior period enrollments in 2022 compared to $30.2 million of net adjustment revenue from prior period enrollments in 2021.

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

Our cost of revenue is summarized as follows (dollars in thousands):

		Change			Change
	2023	$	%	2022	$	%	2021
Cost of revenue	$1,771	$124	8%	$1,647	$(345)	(17)%	1,992
% of total revenue	—%			—%			—%

2023 compared to 2022 – Cost of revenue increased $0.1 million in 2023, compared to 2022, primarily due to increased activity from our revenue sharing arrangements.

2022 compared to 2021 – Cost of revenue decreased $0.3 million in 2022, compared to 2021, primarily due to decreased activity from our revenue sharing arrangements.

Marketing and Advertising

Marketing and advertising expenses consist primarily of member acquisition expenses associated with our direct marketing and marketing partner member acquisition channels, in addition to compensation and other expenses related to marketing, business development, partner management, public relations and carrier relations personnel who support our offerings. We recognize expenses in our direct marketing acquisition channel in the period in which they are incurred, including in the period in which the consumer clicks on the advertisement for direct online channels. We generally compensate our marketing partners for referrals based on the consumer submitting a health insurance application on our platform, regardless of whether the consumer’s application is approved by the health insurance carrier, or for the referral of a Medicare-related lead to us by the marketing partner.

Some of our marketing partners have tiered arrangements where the amount we pay the marketing partner per submitted application increases as the volume of submitted applications we receive from the marketing partner increases. We recognize these expenditures in the period when a marketing partner’s referral results in the submission of a health insurance application.  Increases in submitted applications resulting from marketing partner referrals or visitors to our website from our direct marketing channel has in the past, and could in the future, result in marketing and advertising expenses significantly higher than our expectations.

Our marketing and advertising expenses are summarized as follows (dollars in thousands):

		Change			Change
	2023	$	%	2022	$	%	2021
Marketing and advertising	$173,326	$(21,762)	(11)%	$195,088	$(76,212)	(28)%	$271,300
% of total revenue	38%			48%			50%

2023 compared to 2022 – Marketing and advertising expenses decreased by $21.8 million, or 11%, in 2023, compared to 2022, primarily driven by a $22.9 million decrease in variable advertising costs and a $2.7 million decrease in consulting costs, partially offset by increases of $2.8 million in personnel related costs and $1.8 million of expenses related to our Company rebrand, which launched in early October 2023. The decrease in variable advertising expenses was due to a decrease in our direct marketing, specifically online advertising and select lead generation partners as we shifted to a more targeted deployment of our marketing budget to emphasize the highest performing channels.

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

Customer Care and Enrollment

Customer care and enrollment expenses primarily consist of compensation, benefits, and licensing costs for personnel engaged in assistance to applicants who call our advisor enrollment center and for benefit advisors who assist applicants during the enrollment process.

Our customer care and enrollment expenses are summarized as follows (dollars in thousands):

		Change			Change
	2023	$	%	2022	$	%	2021
Customer care and enrollment	$159,060	$17,961	13%	$141,099	$(38,196)	(21)%	$179,295
% of total revenue	35%			35%			33%

2023 compared to 2022 – Customer care and enrollment expenses increased by $18.0 million, or 13%, in 2023 compared to 2022. This increase was primarily due to a $17.7 million increase in personnel costs associated with a higher headcount, including to the hiring, training and licensing of our new benefit advisors.

2022 compared to 2021 – Customer care and enrollment expenses decreased by $38.2 million, or 21%, in 2022 compared to 2021. This decrease was primarily due to a $32.1 million decrease in personnel costs associated with a decrease in headcount, a $5.9 million decrease in consulting expenses and a $0.7 million decrease in stock-based compensation expense, partially offset by a $0.7 million increase in facilities and other operating expenses. The decrease in personnel costs reflects our targeted headcount reduction implemented in April 2022 and our decision to limit the hiring of new benefit advisors in preparation for the annual enrollment period in the fourth quarter, compared to 2021.

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

Our technology and content expenses are summarized as follows (dollars in thousands):

		Change			Change
	2023	$	%	2022	$	%	2021
Technology and content	$61,027	$(17,782)	(23)%	$78,809	$(4,991)	(6)%	$83,800
% of total revenue	13%			19%			16%

2023 compared to 2022 – Technology and content expenses decreased $17.8 million, or 23%, in 2023 compared to 2022, primarily due to decreases of $10.4 million in personnel and compensation costs due to lower headcount, $5.4 million in facilities and other operating costs and $1.5 million in stock-based compensation expense.

2022 compared to 2021 – Technology and content expenses decreased $5.0 million, or 6%, in 2022 compared to 2021, reflective of our cost reduction program and primarily due to decreases of $4.0 million in stock-based compensation expense, $2.8 million in consulting costs, $1.5 million in personnel and compensation costs due to lower headcount and a $1.6 million decrease in depreciation and amortization, partially offset by increases of $4.4 million in amortization of internally-developed software and $0.5 million in facilities and other operating costs.

General and Administrative

General and administrative expenses include compensation and benefits costs for personnel working in our executive, finance, investor relations, government affairs, legal, compliance, human resources, internal audit, facilities, and internal information technology departments. These expenses also include fees paid for outside professional services, including audit, tax, legal, government affairs, and information technology fees.

Our general and administrative expenses are summarized as follows (dollars in thousands):

		Change			Change
	2023	$	%	2022	$	%	2021
General and administrative	$86,761	$14,951	21%	$71,810	$(3,889)	(5)%	$75,699
% of total revenue	19%			18%			14%

2023 compared to 2022 – General and administrative expenses increased by $15.0 million, or 21%, in 2023 compared to 2022, primarily driven by increases of $11.6 million in facilities and other operating costs, $5.6 million in compensation and personnel costs and $3.9 million in stock-based compensation expense, partially offset by decreases of $2.7 million in consulting costs, $2.4 million in licensing fees and $1.8 million in depreciation and amortization expense.

2022 compared to 2021 – General and administrative expenses decreased by $3.9 million, or 5%, in 2022 compared to 2021, primarily due to decreases of $9.5 million in facilities and other operating costs and $1.0 million in stock-based compensation expense, partially offset by an increase of $5.9 million in compensation and personnel costs.

Amortization of Intangible Assets

Our intangible asset amortization expense is summarized as follows (dollars in thousands):

		Change			Change
	2023	$	%	2022	$	%	2021
Amortization of intangible assets	$—	$—	*	$—	$(536)	(100)%	$536
% of total revenue	—%			—%			—%

2023 compared to 2022 – We had no amortization expense in 2023 or 2022.

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

Impairment, Restructuring and Other Charges

Our impairment, restructuring and other charges consist primarily of severance, transition and other related costs and goodwill and intangible asset impairment charges. Our impairment, restructuring and other charges are summarized as follows (dollars in thousands):

		Change			Change
	2023	$	%	2022	$	%	2021
Impairment, restructuring and other charges	$—	$(19,616)	(100)%	$19,616	$(31,606)	(62)%	$51,222
% of total revenue	—%			5%			10%

2023 compared to 2022 – We incurred no impairment, restructuring and other charges for the year ended December 31, 2023, compared to $19.6 million for 2022. The charges from 2022 primarily consisted of $12.1 million related to the subleasing and vacating of several of our office spaces and $7.5 million of severance and other personnel related cost as a result of the restructuring that took place throughout 2022.

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

Interest Expense

Interest expense primarily consists of interest expense and amortization of debt issuance costs related to our Credit Agreement. See Note 12 – Debt in our Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for more information. Our interest expense is summarized as follows (dollars in thousands):

		Change			Change
	2023	$	%	2022	$	%	2021
Interest expense	$(10,974)	$(3,347)	(44)%	$(7,627)	$(6,782)	803%	$(845)
% of total revenue	(2)%			(2)%			—%

2023 compared to 2022 – Interest expense increased by $3.3 million, or 44%, primarily driven by a $3.2 million increase in debt interest expense as a result of higher interest rates and $0.5 million of debt issuance cost amortization.

2022 compared to 2021 – Interest expense increased by $6.8 million, or 803%, primarily driven by $5.9 million of interest expense and $1.3 million of debt issuance cost amortization related to the credit agreement with Blue Torch Finance, LLC, which was entered into during the first quarter of 2022.

Other Income, Net

Other income, net, primarily consisted of interest income and margin earned on commissions received from Medicare plan members transferred to us in 2010 through 2012 by a broker partner. Our other income, net is summarized as follows (dollars in thousands):

		Change			Change
	2023	$	%	2022	$	%	2021
Other income, net	$9,453	$5,502	139%	$3,951	$2,351	147%	$1,600
% of total revenue	2%			1%			—%

2023 compared to 2022 – Other income, net was $9.5 million in 2023 compared to other income, net of $4.0 million in 2022. The change was primarily driven by an increase of $5.6 million in interest income as a result of favorable short-term investment rates.

2022 compared to 2021 – Other income, net was $3.9 million in 2022 compared to other income, net of $1.6 million in 2021, primarily driven by an increase of $2.6 million in interest income.

Benefit from Income Taxes

Our benefit from income taxes is summarized as follows (dollars in thousands):

		Change			Change
	2023	$	%	2022	$	%	2021
Benefit from income taxes	$(2,381)	$15,286	87%	$(17,667)	$2,848	14%	$(20,515)
Effective tax rate	7.8%			16.6%			16.4%

Year Ended December 31, 2023 – For the year ended December 31, 2023, we recorded a benefit from income taxes of $2.4 million representing an effective tax rate of 7.8%. In 2023, the effective tax rate was lower than the statutory tax rate due to stock-based compensation adjustments and changes to the valuation allowance, offset by state tax and research and development tax credits.

Year Ended December 31, 2022 – For the year ended December 31, 2022, we recorded a benefit from income taxes of $17.7 million representing an effective tax rate of 16.6%. In 2022, the effective tax rate was lower than the statutory tax rate due to stock-based compensation adjustments and changes to the valuation allowance, offset by state tax and research and development tax credits.

Year Ended December 31, 2021 – For the year ended December 31, 2021, we recorded a benefit from income taxes of $20.5 million representing an effective tax rate of 16.4%. In 2021, the effective tax rate was lower than the statutory tax rate due to goodwill impairment, stock-based compensation adjustments, changes to the valuation allowance, partially offset by research and development tax credits.

Segment Information

We report segment information based on how our chief executive officer, who is our chief operating decision maker (“CODM”), regularly reviews our operating results, allocates resources, and makes decisions regarding our business operations. The performance measures of our segments include revenue and segment profit (loss). Our business structure is comprised of two operating segments:

•Medicare; and
•Employer and Individual.

Our CODM does not separately evaluate assets by segment, with the exception of commissions receivable, and therefore assets by segment are not presented.

The Medicare segment consists primarily of amounts earned from our sale of Medicare-related health insurance plans, including Medicare Advantage, Medicare Supplement and Medicare Part D prescription drug plans, fees earned for the performance of administrative services, amounts earned from our non-broker of record arrangements, our performance of various post-enrollment services for members and to a lesser extent, amounts earned from our sale of ancillary products sold to our Medicare-eligible customers, including but not limited to, dental and vision plans, as well as amounts we are paid in connection with our advertising program for marketing and other services.

The E&I segment consists primarily of amounts earned from our sale of individual, family and small business health insurance plans, including both qualified and non-qualified plans, and ancillary products sold to our non-Medicare-eligible customers, including but not limited to, dental, vision and short-term insurance. To a lesser extent, the E&I segment consists of amounts earned from our online sponsorship and advertising program that allows carriers to purchase advertising space in specific markets in a sponsorship area on our website, and our technology licensing and lead referral activities.

Marketing and advertising, customer care and enrollment, technology and content and general and administrative operating expenses that are directly attributable to a segment are reported within the applicable segment. Indirect marketing and advertising, customer care and enrollment, and technology and content operating expenses are allocated to each segment based on usage. Corporate consists of other indirect general and administrative operating expenses, excluding stock-based compensation expense, depreciation and amortization, which are managed in a corporate shared services environment and, since they are not the responsibility of segment operating management, are not allocated to the reportable segments and are instead reported within Corporate.

The performance of each reportable segment is evaluated based on several factors, including revenue and segment profit (loss), which is calculated as total revenue for the applicable segment less direct and indirect allocated marketing and advertising, customer care and enrollment, technology and content and general and administrative operating expenses, excluding stock-based compensation expense, depreciation and amortization, amortization of intangible assets, impairment, restructuring and other charges, interest expense and other income (expense), net.

Our operating segment revenue and segment profit (loss) are summarized as follows (in thousands):

		Change			Change
	2023	$	%	2022	$	%	2021
Revenue:
Medicare	$406,467	$44,780	12%	$361,687	$(109,530)	(23)%	$471,217
Employer and Individual	46,404	2,735	6%	43,669	(23,313)	(35)%	66,982
Total revenue	$452,871	47,515	12%	$405,356	(132,843)	(25)%	$538,199
Segment profit (loss)
Medicare	$54,748	64,621	655%	$(9,873)	2,206	18%	$(12,079)
Employer and Individual	25,841	4,403	21%	21,438	(24,267)	(53)%	45,705
Segment profit	80,589	69,024	597%	11,565	(22,061)	(66)%	33,626
Corporate	(66,534)	(13,296)	(25)%	(53,238)	3,087	5%	(56,325)
Stock-based compensation expense	(23,213)	(2,897)	(14)%	(20,316)	12,541	38%	(32,857)
Depreciation and amortization	(19,916)	1,192	6%	(21,108)	(2,777)	(15)%	(18,331)
Impairment, restructuring and other charges	—	19,616	100%	(19,616)	31,606	62%	(51,222)
Amortization of intangible assets	—	—	—%	—	536	100%	(536)
Interest expense	(10,974)	(3,347)	(44)%	(7,627)	(6,782)	(803)%	(845)
Other income, net	9,453	5,502	139%	3,951	2,351	147%	1,600
Loss before income taxes	$(30,595)	75,794	71%	$(106,389)	18,501	15%	$(124,890)

Medicare Segment

2023 compared to 2022 – Revenue from our Medicare segment increased $44.8 million, or 12%, in 2023 compared to 2022, primarily attributable to a $39.5 million increase in Medicare segment commission revenue. The increase in Medicare segment commission revenue was primarily due to a $42.3 million increase in Medicare Advantage plan commission revenue, driven by $33.5 million in net adjustment revenue in 2023 compared to $(2.3) million in net adjustment revenue in 2022, partially offset by a 4% decline in Medicare Advantage approved members.

Our Medicare segment profit was $54.7 million in 2023, an increase of $64.6 million or 655%, compared to 2022 segment loss of $9.9 million. This was driven by a $44.8 million increase in revenue and a $19.8 million decrease in operating expenses, excluding stock-based compensation expense, depreciation and amortization expenses, impairment, restructuring and other charges, interest expense and other income (expense). The decrease in operating expenses was mostly attributable to impacts from the continuation of our transformation initiatives from the prior year.

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

Our Medicare segment loss was $9.9 million in 2022, a decrease of $2.2 million or 18%, compared to 2021 segment loss of $12.1 million. This was driven by a $111.7 million decrease in operating expenses, excluding stock-based compensation expense, depreciation and amortization expenses, impairment, restructuring and other charges, interest expense and other income (expense), offset by a $109.5 million decrease in revenue. The decrease in operating expenses was mostly attributable to impacts from our transformation initiatives in 2022.

Employer and Individual Segment

2023 compared to 2022 – Revenue from our E&I segment increased $2.7 million, or 6%, in 2023 compared to 2022, primarily attributable to a $3.2 million increase in commission revenue, driven by $14.5 million in net adjustment revenue from prior period enrollments in 2023 compared to net adjustment revenue of $8.7 million in 2022, partially offset by an 18% decline in individual and family plan approved members and a 21% decline in ancillary plan approved members compared to the same period in 2022.

Our E&I segment profit was $25.8 million in 2023, an increase of $4.4 million, or 21%, compared to 2022. The increase was driven by a $2.7 million increase in revenue and a $1.7 million decrease in operating expenses, excluding stock-based compensation expense, depreciation and amortization expenses, impairment, restructuring and other charges, interest expense and other income (expense). The decrease in operating expenses was mostly attributable to impacts from our transformation initiatives in 2022.

2022 compared to 2021 – Revenue from our E&I segment decreased $23.3 million, or 35%, in 2022 compared to 2021, primarily attributable to a $22.7 million decrease in commission revenue, driven by a 22% decline in individual and family plan approved members and a 26% decline in ancillary plan approved members compared to the same period in 2021, along with $8.7 million in net adjustment revenue from prior period enrollments in 2022 compared to net adjustment revenue of $30.2 million in 2021.

Our E&I segment profit was $21.4 million in 2022, a decrease of $24.3 million, or 53%, compared to 2021. The decrease was driven by a $23.3 million decrease in revenue and a $1.0 million increase in operating expenses, excluding stock-based compensation expense, depreciation and amortization expenses, impairment, restructuring and other charges, interest expense and other income (expense).

Liquidity and Capital Resources

As of December 31, 2023, we had cash, cash equivalents and short-term marketable securities of $121.7 million. During the year ended December 31, 2023, our operating outflow was $6.7 million, as summarized below. We have historically financed our operations primarily through cash generated from our operations, equity issuances and debt financing. Our principal uses of cash in recent periods have been funding working capital, purchases of short-term investments, the satisfaction of tax withholding obligations in connection with the settlement of restricted stock units, making payments on our operating lease obligations and service and licensing obligations and complying with our debt servicing requirements and preferred stock dividend payment obligations.

Cash and Cash Equivalents

Our cash, cash equivalents, and short-term marketable securities are summarized as follows (in thousands):

	December 31, 2023	December 31, 2022
Cash and cash equivalents	$115,722	$144,401
Short-term marketable securities	5,930	—
Total cash, cash equivalents, and short-term marketable securities	$121,652	$144,401

Cash equivalents, which are comprised of financial instruments with an original maturity of 90 days or less from the date of purchase, primarily consist of commercial paper, money market funds and agency bonds. We also maintained $3.1 million and $3.2 million in restricted cash as of December 31, 2023 and December 31, 2022, respectively.

Material Cash Requirements

Our material cash requirements include our operating leases and service and licensing obligations. See Note 10 – Leases in our Notes to Consolidated Financial Statements for details of our operating lease obligations. We have entered into service and licensing agreements with third party vendors to provide various services, including network access, equipment maintenance and software licensing. The terms of these services and licensing agreements are generally up to three years. We record the related service and licensing expenses on a straight-line basis, although actual cash payment obligations under certain of these agreements fluctuate over the terms of the agreements. See Note 8 – Commitments and Contingencies in our Notes to Consolidated Financial Statements.

Short-term obligations were $8.9 million for leases and $6.2 million for service and licensing as of December 31, 2023. Long-term obligations were $31.9 million for leases and $1.1 million for service and licensing as of December 31, 2023. We expect to fund these obligations through our existing cash and cash equivalents and cash generated from operations.

Convertible Preferred Stock

Pursuant to an investment agreement dated February 17, 2021 with Echelon Health SPV, LP (“H.I.G.”) (the “H.I.G. Investment Agreement”), we issued and sold 2,250,000 shares of Series A convertible preferred stock (“Series A Preferred Stock”) at an aggregate purchase price of $225.0 million to H.I.G. in a private placement and received $214.0 million net proceeds on April 30, 2021. During the year ended December 31, 2023, we made our 2% semiannual cash dividend payment in the aggregate amount of $3.5 million. The H.I.G. Investment Agreement also provides certain redemption rights on or after April 2027. In addition, the Company is required to maintain an Asset Coverage Ratio (as defined in the H.I.G. Investment Agreement) of at least 2.5x, which increased from 2.0x in August 2023 (the “Minimum Asset Coverage Ratio”) and a Minimum Liquidity Amount (as defined in the H.I.G. Investment Agreement). Failure to maintain the Minimum Asset Coverage Ratio or the Minimum Liquidity Amount as of the date or the time period as required by the H.I.G. Investment Agreement, for as long as H.I.G. continues to own at least 30% of the Series A Preferred Stock originally issued to it in the private placement, entitles H.I.G., subject to the conditions and restrictions specified therein, to additional rights, including, the right to nominate one additional member to the Company’s Board of Directors, the right to approve the Company’s annual budget, the right to approve hiring or termination of certain key executives and the right to approve the incurrence of certain indebtedness. See Note 6 – Convertible Preferred Stock of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for more information.

As of December 31, 2023, we complied with the Minimum Liquidity Amount. As of September 30, 2023, we failed to maintain the Minimum Asset Coverage Ratio, which entitles H.I.G. to the additional rights set forth above. Our failure to maintain the Minimum Asset Coverage Ratio does not entitle H.I.G. to accelerate the redemption of the Series A Preferred Stock nor is it expected to materially impact our ability to generate and obtain adequate amounts of cash to meet our short-term or long-term requirements.

Term Loan Credit Agreement

On February 28, 2022, we entered into a term loan credit agreement providing for a $70.0 million secured term loan credit facility with Blue Torch Finance LLC, as administrative agent and collateral agent, and other lenders party thereto, which agreement was subsequently amended on August 16, 2022 (as amended, the “Credit Agreement”) to update our borrowing benchmark from LIBOR to SOFR. The Credit Agreement matures in February 2025. As part of the Credit Agreement, we incur a $0.3 million fee per annum, payable annually. In connection with our receiving the loan under the Credit Agreement, we terminated our credit agreement with Royal Bank of Canada (“RBC”), pursuant to which we had an up to $75 million revolving credit facility. The loans under the Credit Agreement bear interest, at our option, at either a rate based on the Adjusted Term SOFR or a base rate, in each case plus a margin. The base rate is the highest of the prime rate, the federal funds rate plus 0.50% and the three-month Adjusted Term SOFR plus 1.00%. The margin is 7.50% for Adjusted Term SOFR loans and 6.50% for base rate loans. As of December 31, 2023, the interest rate was 13.15%. For the years ended December 31, 2023 and 2022, we incurred interest expense of $9.1 million and $5.9 million, respectively.

As of December 31, 2023, the carrying value of the loan under the Credit Agreement was $67.8 million and we were in compliance with our loan covenants. See Note 12 – Debt in our Notes to Consolidated Financial Statements regarding our previously terminated credit agreement with RBC and additional information regarding the Credit Agreement.

Availability and Use of Cash

We believe our current cash, cash equivalents and short-term marketable securities, including the proceeds from the equity financing we obtained on April 30, 2021 under the H.I.G. Investment Agreement and the term loan we obtained on February 28, 2022 under the Credit Agreement, and expected cash collections will be sufficient to fund our operations for at least 12 months after the filing date of this Annual Report on Form 10-K, as well as to refinance or select other alternatives based on market conditions for our term loan under our Credit Agreement that matures in February 2025.

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

Cash Activities

Our cash flows for the years ended December 31, 2023, 2022 and 2021 are summarized as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Net cash used in operating activities	$(6,692)	$(26,869)	$(162,622)
Net cash provided by (used in) investing activities	(15,893)	25,861	(12,631)
Net cash provided by (used in) financing activities	(6,224)	63,838	213,241

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

Year Ended December 31, 2023 – Net cash used in operating activities was $6.7 million during 2023 was, primarily driven by a net loss of $28.2 million and changes in net operating assets and liabilities of $19.6 million, partially offset by adjustments for non-cash items of $41.2 million. Cash used from changes in net operating assets and liabilities during 2023 primarily consisted of increases of $33.6 million in contract assets – commissions receivable and $1.9 million in prepaid expenses as well as a decrease of $3.4 million in accrued marketing expenses, partially offset by increases of $20.1 million in accrued compensation and benefits. Adjustments for non-cash items primarily consisted of $23.2 million of stock-based compensation expense and $17.4 million of amortization of internally-developed software and $2.5 million in depreciation and amortization expense, partially offset by $2.7 million in deferred income taxes.

Year Ended December 31, 2022 – Net cash used in operating activities was $26.9 million during 2022, primarily driven by a net loss of $88.7 million, partially offset by changes in net operating assets and liabilities of $24.7 million and adjustments for non-cash items of $37.2 million. Cash provided by changes in net operating assets and liabilities during 2022 primarily consisted of decreases of $23.8 million in contract assets – commissions receivable and $13.5 million in prepaid expenses as well as an increase of $4.2 million in accrued compensation and benefits, partially offset by decreases of $12.6 million in accrued marketing expenses and $7.0 million in accounts payable. Adjustments for non-cash items primarily consisted of $20.3 million of stock-based compensation expense, $17.3 million of amortization of internally-developed software, and $12.1 million of impairment charges on right-of use assets and associated property, plant and equipment, partially offset by $18.4 million in deferred income taxes.

Year Ended December 31, 2021 – Net cash used in operating activities was $162.6 million during 2021, primarily driven by changes in net operating assets and liabilities of $136.3 million and a net loss of $104.4 million, partly offset by adjustments for non-cash items of $78.0 million. Cash used from changes in net operating assets and liabilities during 2021 primarily consisted of an increase of $116.0 million in contract assets – commissions receivable, a decrease of $23.1 million in accounts payable, an increase of $7.9 million in prepaid expenses, and a decrease of $4.1 million in accrued compensation and benefits, partially offset by an increase of $18.6 million in accrued marketing expenses. Adjustments for non-cash items primarily consisted of $32.9 million of stock-based compensation expense, $12.9 million of amortization of internally-developed software, partially offset by $21.5 million in deferred income taxes.

Investing Activities

Our investing activities primarily consist of purchases and redemption of marketable securities, purchases of computer hardware and software to enhance our website and advisor enrollment center operations, capitalized internal-use software and security deposit payments.

Year Ended December 31, 2023 – Net cash used in investing activities of $15.9 million during 2023 mainly consisted of $54.5 million used to purchase marketable securities and $8.7 million of capitalized internal-use software and website development costs, primarily offset by $49.4 million of proceeds from redemption and maturities of marketable securities.

Year Ended December 31, 2022 – Net cash provided by investing activities of $25.9 million during 2022 mainly consisted of $49.8 million of proceeds from redemption and maturities of marketable securities, partially offset by $15.3 million of capitalized internal-use software and website development costs and $8.4 million used to purchase marketable securities.

Year Ended December 31, 2021 – Net cash used in investing activities of $12.6 million during 2021 mainly consisted of $103.1 million used to purchase marketable securities, $17.0 million of capitalized internal-use software and website development costs, and $3.9 million used to purchase property and equipment and other assets, primarily offset by $111.3 million of proceeds from redemption and maturities of marketable securities.

Financing Activities

Year Ended December 31, 2023 – Net cash used in financing activities of $6.2 million during 2023 was primarily attributable to $3.5 million of preferred stock cash dividends and $3.3 million of cash used for share repurchases to satisfy employee tax withholding obligations.

Year Ended December 31, 2022 – Net cash provided by financing activities of $63.8 million during 2022 was primarily attributable to $64.9 million of net proceeds from debt financing and $2.2 million of net proceeds from exercises of common stock options, partially offset by $3.1 million of cash used for share repurchases to satisfy employee tax withholding obligations.

Year Ended December 31, 2021 – Net cash provided by financing activities of $213.2 million during 2021 was primarily attributable to $214.0 million proceeds from issuance of preferred stock, net of issuance costs and $8.7 million of net proceeds from exercises of common stock options, partially offset by $9.3 million of cash used for share repurchases to satisfy employee tax withholding obligations.

See Note 6 – Convertible Preferred Stock in our Notes to Consolidated Financial Statements for information regarding our preferred stock transaction in 2021. We also had $3.1 million and $3.2 million in restricted cash as of December 31, 2023 and 2022, respectively.

As of December 31, 2023 and 2022, we had 2.1 million and 1.7 million shares held in treasury stock, respectively, that were shares repurchased to satisfy tax withholding obligations. As of December 31, 2023 and 2022, we had a total of 12.8 million and 12.4 million shares held in treasury stock, respectively, including 10.7 million shares previously repurchased.

Seasonality

See Item 1, Business – Seasonality for information regarding seasonal impacts on our business and financial condition and results of operations.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”), requires us to make judgments, assumptions, and estimates that affect the amounts reported in the consolidated financial statements and the accompanying notes. These estimates and assumptions are based on current facts, historical experience and various other factors that we believe are reasonable under the circumstances to determine reported amounts of assets, liabilities, revenue and expenses that are not readily apparent from other sources. To the extent there are material differences between our estimates and the actual results, our future consolidated results of comprehensive loss may be affected.

Among our significant accounting policies, which are described in Note 1 – Summary of Business and Significant Accounting Policies in our Notes to Consolidated Financial Statements, the following accounting policies and specific estimates involve a greater degree of judgments and complexity:

•Revenue recognition and contract assets - commissions receivable;
•Stock-based compensation; and

•Accounting for income taxes.

During the year ended December 31, 2023, there were no significant changes to our critical accounting policies and estimates.

Revenue Recognition and Contract Assets - Commissions Receivable

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

For Medicare, individual and family and ancillary health insurance plans, our services are complete once a submitted application is approved by the relevant health insurance carrier. Accordingly, we recognize commission revenue based upon the total estimated lifetime commissions we expect to receive for selling the plan after the carrier approves an application, net of an estimated constraint. We refer to these as estimated and constrained LTVs for the plan. We provide annual services in selling and renewing small business health insurance plans; therefore, we recognize small business health insurance plan commission revenue at the time the plan is approved by the carrier, and when it renews each year thereafter, equal to the estimated commissions we expect to collect from the plan over the following 12 months. Our estimate of commission revenue for each product line is based on a number of assumptions, which include, but are not limited to, estimating conversion of an approved member to a paying member, forecasting average plan duration and forecasting the commission amounts likely to be received per member. These assumptions are based on our analysis of historical trends for the different cohorts and incorporate management’s judgment in interpreting those trends to apply the constraints discussed below. The estimated average plan duration used to calculate Medicare health insurance plan LTVs historically has been approximately 2-5 years, while the estimated average plan duration used to calculate the LTV for major medical individual and family health insurance plans historically has been approximately 1.5 to 2 years. To the extent we make changes to the assumptions we use to calculate constrained LTVs, we recognize any material impact of the changes to commission revenue in the reporting period in which the change is made, including revisions of estimated lifetime commissions either below or in excess of previously estimated constrained LTV recognized as revenue.

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

Stock-Based Compensation

We recognize stock-based compensation expense in the accompanying Consolidated Statements of Comprehensive Loss based on the fair value of our stock-based awards over their respective requisite service periods, typically the vesting period, which is generally four years for service-based awards and one year for non-employee directors or the one-year anniversary of achieving performance criteria for performance-based awards. The estimated attainment of performance-based awards and related expense is based on the achievement of certain financial targets over a predetermined performance period, subject to the discretion of the Company's compensation committee. The estimated fair value of performance awards with market conditions is determined using the Monte-Carlo simulation model. The estimated fair value for non-market-based performance stock units is estimated on the date of grant based on the current market price of our common shares. The estimated grant date fair value of our stock options is determined using the Black-Scholes-Merton pricing model and a single option award approach. The weighted-average expected term for stock options granted is calculated using historical option exercise behavior. The dividend yield is determined by dividing the expected per share dividend during the coming year by the grant date stock price. Through December 31, 2023, we had not declared or paid any cash dividends to common stockholders, and we do not expect to pay any in the foreseeable future. We base the risk-free interest rate on the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term of our stock options. Expected volatility is determined using a combination of the implied volatility of publicly traded options in our stock and historical volatility of our stock price. The assumptions used in calculating the fair value of stock-based payment awards and expected attainment of performance-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. We will continue to use judgment in evaluating the expected term and volatility related to our own stock-based awards on a prospective basis, and incorporating these factors into the model. Changes in key assumptions could significantly impact the valuation of such instruments.

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

Our cash, cash equivalents, short-term marketable securities, and restricted cash are summarized as follows (in thousands):

	December 31, 2023	December 31, 2022
Cash and cash equivalents (1)(2)	$115,722	$144,401
Short-term marketable securities (2)	5,930	—
Restricted cash	3,090	3,239
Total cash, cash equivalents, short-term marketable securities, and restricted cash	$124,742	$147,640
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

As of December 31, 2023, our net contract assets – commissions receivable balance was $918.2 million. Our contracts with carriers expose us to credit risk that a financial loss could be incurred if the counterparty does not fulfill its financial obligation. While we are exposed to credit losses due to the non-performance of our counterparties, we consider the risk of this remote. We estimate our maximum credit risk in determining the contract assets – commissions receivable balance recognized on the balance sheet. We had allowances for credit losses of

$2.1 million and $2.4 million as of December 31, 2023 and 2022, respectively.

Our total contract assets and accounts receivable as of December 31, 2023 and December 31, 2022 are summarized as follows (in thousands):

	December 31, 2023	December 31, 2022
Contract assets – commissions receivable – current	$244,663	$242,749
Contract assets – commissions receivable – non-current	673,514	641,555
Accounts receivable	3,993	2,633
Total contract assets and accounts receivable	$922,170	$886,937

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
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of eHealth, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 29, 2024 expressed an unqualified opinion thereon.

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
The Company recognized commission revenue of approximately $403.9 million in 2023 and related commissions receivable were approximately $918.2 million at December 31, 2023. As described in Notes 1 and 2 to its consolidated financial statements, the Company’s commission revenue is recognized as the amount of the total estimated lifetime value (“LTV”) of the commissions expected to be received when a member obtains a plan through the Company and is approved by a carrier.
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

San Francisco, California
February 29, 2024

EHEALTH, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	December 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$115,722	$144,401
Short-term marketable securities	5,930	—
Accounts receivable	3,993	2,633
Contract assets – commissions receivable – current	244,663	242,749
Prepaid expenses and other current assets	12,044	11,301
Total current assets	382,352	401,084
Contract assets – commissions receivable – non-current	673,514	641,555
Property and equipment, net	4,864	5,501
Operating lease right-of-use assets	22,767	26,516
Restricted cash	3,090	3,239
Other assets	26,758	34,716
Total assets	$1,113,345	$1,112,611

Liabilities, convertible preferred stock and stockholders’ equity
Current liabilities:
Accounts payable	$7,197	$6,732
Accrued compensation and benefits	40,800	20,690
Accrued marketing expenses	20,340	23,770
Lease liabilities – current	7,070	6,486
Other current liabilities	3,131	2,887
Total current liabilities	78,538	60,565
Long-term debt	67,754	66,129
Deferred income taxes – non-current	29,687	32,359
Lease liabilities – non-current	28,333	34,187
Other non-current liabilities	4,949	5,132
Total liabilities	209,261	198,372
Commitments and contingencies (Note 8)
Convertible preferred stock, par value $0.001 per share; 2,250 issued and outstanding as of December 31, 2023 and 2022	298,053	263,284
Stockholders’ equity:
Preferred stock, par value $0.001 per share, other than convertible preferred stock; 7,750 authorized; none issued and outstanding as of December 31, 2023 and 2022	—	—
Common stock, par value $0.001 per share; 100,000 authorized; 41,457 and 39,977 issued as of December 31, 2023 and 2022, respectively; 28,629 and 27,562 outstanding as of December 31, 2023 and 2022, respectively	41	40
Additional paid-in capital	798,786	777,187
Treasury stock, at cost: 12,828 and 12,415 shares as of December 31, 2023 and 2022, respectively	(199,998)	(199,998)
Retained earnings	7,284	73,799
Accumulated other comprehensive loss	(82)	(73)
Total stockholders’ equity	606,031	650,955
Total liabilities, convertible preferred stock and stockholders’ equity	$1,113,345	$1,112,611

The accompanying notes are an integral part of these consolidated financial statements.

EHEALTH, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands, except per share amounts)

	Year Ended December 31,
	2023	2022	2021
Revenue
Commission	$403,924	$361,246	$493,119
Other	48,947	44,110	45,080
Total revenue	452,871	405,356	538,199
Operating costs and expenses
Cost of revenue	1,771	1,647	1,992
Marketing and advertising	173,326	195,088	271,300
Customer care and enrollment	159,060	141,099	179,295
Technology and content	61,027	78,809	83,800
General and administrative	86,761	71,810	75,699
Amortization of intangible assets	—	—	536
Impairment, restructuring and other charges	—	19,616	51,222
Total operating costs and expenses	481,945	508,069	663,844
Loss from operations	(29,074)	(102,713)	(125,645)
Interest expense	(10,974)	(7,627)	(845)
Other income, net	9,453	3,951	1,600
Loss before income taxes	(30,595)	(106,389)	(124,890)
Benefit from income taxes	(2,381)	(17,667)	(20,515)
Net loss	(28,214)	(88,722)	(104,375)
Preferred stock dividends	(20,965)	(19,357)	(12,206)
Change in preferred stock redemption value	(17,336)	(11,335)	(6,361)
Loss attributable to common stockholders	$(66,515)	$(119,414)	$(122,942)
Loss per share attributable to common stockholders:
Basic and diluted	$(2.37)	$(4.36)	$(4.59)
Weighted-average number of shares used in per share amounts:
Basic and diluted	28,016	27,359	26,781
Comprehensive loss:
Net loss	$(28,214)	$(88,722)	$(104,375)
Unrealized holding gain (loss) on available-for-sale debt securities, net of tax	10	(29)	(49)
Foreign currency translation adjustments	(19)	(434)	89
Comprehensive loss	$(28,223)	$(89,185)	$(104,335)

The accompanying notes are an integral part of these consolidated financial statements.

EHEALTH, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance as of December 31, 2020	37,755	$38	$721,013	11,831	$(199,998)	$316,155	$350	$837,558
Issuance of common stock in connection with equity incentive plans	849	1	4,904	—	—	—	—	4,905
Repurchase of shares to satisfy employee tax withholding obligations	—	—	(9,333)	185	—	—	—	(9,333)
Dividends and accretion related to convertible preferred stock	—	—	—	—	—	(18,567)	—	(18,567)
Issuance of common stock for employee stock purchase program	100	—	3,813	—	—	—	—	3,813
Stock-based compensation	—	—	35,478	—	—	—	—	35,478
Other comprehensive income, net of tax	—	—	—	—	—	—	40	40
Net loss	—	—	—	—	—	(104,375)	—	(104,375)
Balance as of December 31, 2021	38,704	39	755,875	12,016	(199,998)	193,213	390	749,519
Issuance of common stock in connection with equity incentive plans	1,095	1	1,054	—	—	—	—	1,055
Repurchase of shares to satisfy employee tax withholding obligations	—	—	(3,102)	399	—	—	—	(3,102)
Dividends and accretion related to convertible preferred stock	—	—	—	—	—	(30,692)	—	(30,692)
Issuance of common stock for employee stock purchase program	178	—	1,159	—	—	—	—	1,159
Stock-based compensation	—	—	22,201	—	—	—	—	22,201
Other comprehensive loss, net of tax	—	—	—	—	—	—	(463)	(463)
Net loss	—	—	—	—	—	(88,722)	—	(88,722)
Balance as of December 31, 2022	39,977	40	777,187	12,415	(199,998)	73,799	(73)	650,955
Issuance of common stock in connection with equity incentive plans	1,338	1	—	—	—	—	—	1
Repurchase of shares to satisfy employee tax withholding obligations	—	—	(3,331)	413	—	—	—	(3,331)
Dividends and accretion related to convertible preferred stock	—	—	—	—	—	(38,301)	—	(38,301)
Issuance of common stock for employee stock purchase program	142	—	677	—	—	—	—	677
Stock-based compensation	—	—	24,253	—	—	—	—	24,253
Other comprehensive loss, net of tax	—	—	—	—	—	—	(9)	(9)
Net loss	—	—	—	—	—	(28,214)	—	(28,214)
Balance as of December 31, 2023	41,457	$41	$798,786	12,828	$(199,998)	$7,284	$(82)	$606,031

The accompanying notes are an integral part of these consolidated financial statements.

EHEALTH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2023	2022	2021
Operating activities:
Net loss	$(28,214)	$(88,722)	$(104,375)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,540	3,845	5,430
Amortization of internally developed software	17,376	17,263	12,901
Amortization of intangible assets	—	—	536
Stock-based compensation expense	23,213	20,316	32,857
Deferred income taxes	(2,672)	(18,436)	(21,522)
Impairment charges	—	12,102	46,344
Other non-cash items	701	2,084	1,466
Changes in operating assets and liabilities:
Accounts receivable	(1,361)	3,118	(3,952)
Contract assets – commissions receivable	(33,594)	23,760	(116,030)
Prepaid expenses and other assets	(1,948)	13,473	(7,945)
Accounts payable	487	(7,029)	(23,052)
Accrued compensation and benefits	20,110	4,232	(4,083)
Accrued marketing expenses	(3,430)	(12,614)	18,596
Deferred revenue	1,278	175	20
Accrued expenses and other liabilities	(1,178)	(436)	187
Net cash used in operating activities	(6,692)	(26,869)	(162,622)
Investing activities:
Capitalized internal-use software and website development costs	(8,693)	(15,292)	(16,992)
Purchases of property and equipment and other assets	(2,086)	(214)	(3,865)
Purchases of marketable securities	(54,514)	(8,402)	(103,058)
Proceeds from redemption and maturities of marketable securities	49,400	49,769	111,284
Net cash provided by (used in) investing activities	(15,893)	25,861	(12,631)
Financing activities:
Proceeds from issuance of preferred stock, net of issuance costs	—	—	214,025
Net proceeds from debt financing	—	64,862	—
Net proceeds from exercise of common stock options and employee stock purchases	677	2,214	8,699
Repurchase of shares to satisfy employee tax withholding obligations	(3,330)	(3,102)	(9,333)
Principal payments in connection with leases	(38)	(136)	(150)
Payments of preferred stock dividends	(3,533)	—	—
Net cash provided by (used in) financing activities	(6,224)	63,838	213,241
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(19)	(355)	64
Net increase (decrease) in cash, cash equivalents and restricted cash	(28,828)	62,475	38,052
Cash, cash equivalents and restricted cash at beginning of period	147,640	85,165	47,113
Cash, cash equivalents and restricted cash at end of period	$118,812	$147,640	$85,165
Supplemental disclosure of cash flows
Cash paid for interest	$9,054	$5,031	$—
Cash refunds from (payments for) income taxes, net	$(327)	$(529)	$103

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

Unless otherwise specified or required by the context, references in this Annual Report on Form 10-K to “eHealth,” “the Company,” “we,” “us” or “our” mean eHealth, Inc. and its consolidated direct and indirect wholly-owned subsidiaries.

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

Subsequent to the issuance of our consolidated financial statements for the year ended December 31, 2020, we identified certain errors, including a $3.0 million under-recognition of stock-based compensation expense and a $1.5 million over-recognition of licensing costs for the year ended December 31, 2020. We adjusted for these items in the first quarter of 2021 and the adjustments increased our net loss by approximately $1.5 million, or $0.06 per basic and diluted share, in our Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2021. These items also increased our net loss by approximately $1.5 million, or $0.05 per basic and diluted share, on our Consolidated Statements of Comprehensive Loss for the year ended December 31, 2021. We evaluated the effects of these out-of-period adjustments, both qualitatively and quantitatively, and concluded that the errors and the correction thereof were immaterial both individually and in the aggregate to the current reporting period and the periods in which they originated, including quarterly reporting.

Operating Segments – We report segment information based on how our chief executive officer, who is our chief operating decision maker (“CODM”), regularly reviews our operating results, allocates resources and makes decisions regarding our business operations. The performance measures of our segments include total revenue and profit (loss). Our business structure is comprised of two operating segments:

•Medicare; and
•Employer and Individual

In the fourth quarter of 2023, the Individual, Family and Small Business segment was renamed “Employer and Individual” (“E&I”). The Employer and Individual segment name change was to the name only and had no impact on our historical financial position, results of operations, cash flow or segment level results previously reported.

The Medicare segment consists primarily of commissions earned from our sale of Medicare-related health insurance plans, including Medicare Advantage, Medicare Supplement and Medicare Part D prescription drug plans,

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The E&I segment consists primarily of commissions earned from our sale of individual and family and small business health insurance plans and ancillary products sold to our non-Medicare-eligible customers, including but not limited to, dental, vision, short term disability and long-term disability insurance. To a lesser extent, the E&I segment includes amounts earned from our online sponsorship program that allows carriers to purchase advertising space in specific markets in a sponsorship area on our website, our licensing to third parties the use of our health insurance ecommerce technology and our delivery and sale to third parties of individual and family health insurance leads generated by our ecommerce platforms and our marketing activities.

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

Estimates and Judgments – The preparation of consolidated financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates, including those related to, but not limited to, the fair value of investments, recoverability of intangible assets, the commissions we expect to collect for each approved member cohort, valuation allowance for deferred income taxes, provision for (benefit from) income taxes and the assumptions used in determining stock-based compensation. We base our estimates of the carrying value of certain assets and liabilities on historical experience and on various other assumptions that we believe to be reasonable. Actual results may differ from these estimates.

Cash and Cash Equivalents – Our cash and cash equivalents were held in cash depository accounts with major financial institutions or invested in high quality, short-term liquid investments having original maturities of 90 days or less from the date of purchase. Cash and cash equivalents are stated at fair value.

Our restricted cash balances are not material and are primarily used to collateralize letters of credit related to certain lease commitments.

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

Leases – We account for leases in accordance with Accounting Standards Codification Topic 842, Leases. We determine if an arrangement is a lease at inception. Our lease portfolio is primarily composed of operating leases for corporate offices and are included in operating lease right-of-use (“ROU”) assets and lease liabilities on our Consolidated Balance Sheets. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease.

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

Goodwill and Intangible Assets – Goodwill represents the excess of the consideration paid over the estimated fair value of assets acquired and liabilities assumed in a business combination. Our goodwill is allocated among our two segments, (1) Medicare and (2) E&I. All of our goodwill resulting from our prior business combinations was allocated to the Medicare segment. Goodwill and intangible assets are considered non-financial assets and therefore, subsequent to their initial recognition are not revalued at fair value each reporting period unless an impairment charge is recognized. We test our goodwill for impairment on an annual basis in the fourth quarter of each year or whenever events or changes in circumstances indicate that the asset may be impaired. Factors that we consider in deciding when to perform an impairment test include significant negative industry or economic trends or significant changes or planned changes in our use of the intangible assets.

As of December 31, 2021, we performed a goodwill impairment assessment, which included both qualitative and quantitative assessments. Our assessment included a comparison of carrying value to an estimated fair value using a market approach based on our market capitalization. Based on this assessment, we concluded the fair value of our Medicare segment was below the carrying value primarily due to the change in our market valuation and financial performance at the time and recorded a $40.2 million impairment of our goodwill, which was recognized in the “Impairment, restructuring and other charges” line in our Consolidated Statements of Comprehensive Loss. As a result of this impairment, we had no goodwill balance on our Consolidated Balance Sheets as of December 31, 2023 and 2022.

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

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Commission Revenue. Our commission revenue results from approval of an application from health insurance carriers, which we define as our customers under ASC 606. Our commission revenue is primarily comprised of commissions from health insurance carriers which is computed using the estimated constrained lifetime value of commission payments that we expect to receive. We estimate commission revenue for each insurance product by using a portfolio approach to a group of approved members by plan type and the effective month of the relevant plan, which we refer to as “cohorts.” We recognize revenue for plans approved during the period by applying the latest estimated constrained lifetime value (“LTV”) for that product. We recognize adjustment revenue for plans approved in prior periods when changes in assumptions for constrained LTV calculations are made and when there is sufficient evidence demonstrating a trend that is different from the estimated constrained LTV at the time of approval resulting in a change in estimate to expected cash collections. Net adjustment revenue consists of increases in revenue for certain prior period cohorts as well as reductions in revenue for certain prior period cohorts. We recognize positive adjustments to revenue to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. We assess the risk of significant revenue reversal based on statistical and qualitative analysis given historical information and current market conditions.

Our commission revenue for each product line is based on a number of assumptions, which include, but are not limited to, estimating conversion of an approved member to a paying member, forecasting average plan duration and forecasting the commission amounts likely to be received per member. These assumptions are based on our analysis of historical trends for the different cohorts and incorporate management’s judgment in interpreting those trends and applying the constraints discussed below. For our Medicare commission revenue, which represented 89%, 88% and 86% of our total commission revenue for the years ended December 31, 2023, 2022 and 2021, respectively, the estimated average plan duration, which is the average length of time paying members are active on their plans, used to calculate Medicare health insurance plan LTVs has been approximately 2 to 3 years for Medicare Advantage plans, and approximately 4 to 5 years for both Medicare Supplement and Medicare Part D prescription drug plans. While the average plan duration has been approximately 2 to 3 years for Medicare Advantage plans, certain members can have a duration of up to approximately 14 years. The estimated average plan duration used to calculate the LTV for major medical individual and family health insurance plans has been approximately 1.5 to 2 years. For short term health insurance plan LTVs, the estimated average plan duration has

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
been approximately six months. For all other ancillary health insurance plan LTVs, the estimated average plan duration has historically varied from 1 to 6 years.

Constraints are applied to LTV for revenue recognition purposes to help ensure that the total estimated lifetime commissions expected to be collected for an approved member’s plan are recognized as revenue only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with future commissions receivable is subsequently resolved. Significant judgment can be involved in determining the constraint. To determine the constraints to be applied to LTV, we compare cash collection patterns to our assumptions and analyze the drivers for variations. We then apply judgment in assessing whether the variation between historical cash collections and LTV is representative of variations that can be expected in future periods. We also analyze whether circumstances have changed and consider any known or potential modifications to the inputs into LTV in light of the factors that can impact the amount of cash expected to be collected in future periods, including but not limited to commission rates, carrier mix, plan duration, cancellations of insurance plans offered by health insurance carriers with which we have a relationship, changes in laws and regulations, and changes in the economic environment. We evaluate the appropriateness of our constraints on an annual basis, at least, and update our assumptions when we observe a sufficient amount of evidence that would suggest that the long-term expectation underlying the assumptions has changed.

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

In the first effective plan year of a Medicare Advantage and Medicare Part D prescription drug plan, for which we are the broker of record, we receive a fixed, annual commission payment from insurance carriers generally after the plan is approved by the carrier and becomes effective. If applicable, after the health insurance carrier approves the application but during the effective year of the plan, we are paid a fixed commission that is prorated for the number of months remaining in the calendar year. Additionally, if the plan is the first Medicare Advantage or Medicare Part D prescription drug plan issued to the member, we may receive a higher commission rate that covers a full 12-month period, regardless of the month the plan was effective. Beginning with the second plan year and for as long as the member remains on that plan, we typically receive fixed, monthly commissions for Medicare Advantage and Medicare Part D prescription drug plans and generally continue to receive commissions until either the plan is cancelled or we otherwise do not remain the agent on the plan. Our commissions also include regular administrative payments related to administrative services we perform.

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

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
constrained LTVs for the plan. We provide annual services in selling and renewing small business health insurance plans; therefore, we recognize small business health insurance plan commission revenue at the time the plan is approved by the carrier, and when it renews each year thereafter, equal to the estimated commissions we expect to collect from the plan over the following 12 months.

For our Medicare segment, our commissions may also include certain bonus payments, which are generally based on attaining predetermined target sales levels or other objectives, as determined by the health insurance carriers.

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

In certain arrangements, we facilitate beneficiary enrollment in Medicare-related health insurance plans with health insurance carriers without remaining the agent of record. Under these arrangements, we receive one-time fees determined by contract terms and our services are complete once a submitted application is approved by the relevant health insurance carrier. Accordingly, we recognize fee income based upon the fee we expect to receive for selling the plan after the carrier approves an application.

We also generate revenue from agreements with carriers to perform post enrollment services for members in Medicare-related health insurance plans. We typically are paid a fixed fee upon completion of the specific service and the revenue is recognized in the period the service was completed.

Our commercial technology licensing business allows carriers the use of our ecommerce platform to offer their own health insurance policies on their websites and agents to utilize our technology to power their online quoting, content and application submission processes. Typically, we are paid a one-time implementation fee, which we recognize on a straight-line basis over the estimated term of the customer relationship, and a performance fee based on metrics such as submitted health insurance applications. The performance fees are based on performance criteria. In instances where the performance criteria data is tracked by us, we recognize revenue in the period of performance and when all other revenue recognition criteria has been met. In instances where the performance criteria data is tracked by the third party, we recognize revenue when reversal of such amounts is probable to not occur.

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

Cost of Revenue – Included in cost of revenue are payments related to health insurance plans sold to members who were referred to our website by marketing partners with whom we have revenue-sharing arrangements. In order to enter into a revenue-sharing arrangement, marketing partners must be licensed to sell

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
health insurance in the state where the policy is sold. Costs related to revenue-sharing arrangements are expensed as the related revenue is recognized.

Marketing and Advertising Expenses – Marketing and advertising expenses consist primarily of member acquisition expenses associated with our direct marketing and marketing partner channels, in addition to compensation and other expenses related to marketing, business development, partner management, public relations and carrier relations personnel who support our offerings. We recognize direct marketing expenses in our direct member acquisition channel in the period in which they are incurred, including in the period in which the consumer clicks on the advertisement for direct online channels. Advertising costs incurred in the years ended December 31, 2023, 2022 and 2021 totaled $148.7 million, $169.1 million, and $240.4 million, respectively.

Our direct channel expenses primarily consist of costs for direct mail, email marketing, paid keyword search advertising on search engines and paid social platforms, search engine optimization and television and radio advertising. Advertising costs for our direct channel are expensed the first time the related advertising takes place and in the period in which the consumer clicks on the advertisement for direct online channels. Our marketing partner channel expenses primarily consist of fees paid to marketing partners with which we have a relationship. Advertising costs for our marketing partner channel are expensed as incurred.

Research and Development Expenses – Research and development expenses consist primarily of compensation and related expenses incurred for employees on our engineering and technical teams, which are expensed as incurred. Research and development costs, which totaled $13.7 million, $12.1 million and $10.4 million for the years ended December 31, 2023, 2022 and 2021, respectively, are primarily included in the “Technology and content expense” line in the accompanying Consolidated Statements of Comprehensive Loss.

Internal-Use Software and Website Development Costs – We capitalize costs of materials, consultants and compensation and benefits costs of employees who devote time to the development of internal-use software and websites during the application development stage. The amortization expenses of these assets are recorded in technology and content. Our judgment is required in determining the point at which various projects enter the phases at which costs may be capitalized, in assessing the ongoing value of the capitalized costs and in determining the estimated useful lives over which the costs are amortized, which is generally 3 years. For the years ended December 31, 2023, 2022 and 2021, we capitalized internal-use software and website development costs of $9.7 million, $17.2 million and $19.6 million respectively, and recorded amortization expense of $17.4 million, $17.3 million, and $12.9 million, respectively. Capitalized internal-use software and website development costs are included in other assets on our Consolidated Balance Sheets and were $23.6 million and $31.3 million as of December 31, 2023 and 2022, respectively. See Note 5 - Equity of the Notes to Consolidated Financial Statements for the amount of stock-based compensation capitalized for internal-use software.

Stock-Based Compensation – We grant stock-based awards to officers, certain other employees of the Company and non-employee directors of the Company. The stock-based awards have consisted of stock options, restricted stock units and performance-based stock units. We recognize stock-based compensation expense in the accompanying Consolidated Statements of Comprehensive Loss based on the fair value of our stock-based awards over their respective requisite service periods, typically the vesting period, which is generally four years for service-based awards for employees and one year for non-employee directors or the one-year anniversary of achieving performance criteria for performance-based awards.

Stock Options. Our stock options have consisted of service, performance and market-based awards and have exercise prices equal to the market price of the underlying common shares on the date of grant and a term of seven years. The estimated grant date fair value of our stock options is estimated using the Black-Scholes option-pricing model and a single option award approach. The weighted-average expected term for stock options granted is calculated using historical option exercise behavior. The dividend yield is determined by dividing the expected per share dividend during the coming year by the grant date stock price. Through December 31, 2023, we had not declared or paid any cash dividends to common stockholders. We base the risk-free interest rate on the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term of our stock options. Expected volatility is determined using a combination of the implied volatility of publicly traded options in our stock and historical volatility of our stock price.

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Restricted and Performance-Based Stock Units. Our restricted stock units consist of service-based awards. Our performance-based stock units are subject to certain performance metrics, which may be market-based or non-market-based financial metrics. Our market-based performance stock units are contingent upon the attainment of certain stock prices generally over a four-year performance period while non-market-based performance metrics are contingent upon attainment of certain financial performance metrics generally over a one-year performance period. Performance-based stock units vest on the one-year anniversary of the date of achievement, subject to the employee’s continued service through the vesting date. Each restricted and performance-based stock unit represents a contingent right to receive a share of our common stock upon predetermined criteria.

The fair value for restricted and non-market-based performance stock units is estimated on the date of grant based on the current market price of our common shares. The grant date fair value of market-based performance stock awards is determined using the Monte-Carlo simulation model and requires the input of subjective assumptions. The weighted-average expected term is based on the likelihood of achievement using historical behavior. The dividend yield is based on our dividend payment history and expectation of future dividend payments. Through December 31, 2023, we had not declared or paid any cash dividends to common stockholders. We base the risk-free interest rate on the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the length of the remaining performance period. Expected volatility is determined using a combination of the implied volatility of publicly traded options in our stock and historical volatility of our stock price.

The estimated attainment of performance-based awards and related expense are based on the achievement of certain financial targets over a predetermined performance period, subject to continued service through the vesting date and ultimately are subject to the discretion of the Company’s compensation committee. The assumptions used in calculating the fair value of stock-based payment awards and expected attainment of performance-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. We will continue to use judgment in evaluating the expected term and volatility related to our own stock-based awards on a prospective basis and incorporating these factors into the model. Changes in key assumptions could significantly impact the valuation of such instruments.

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

401(k) Plan – Our Board of Directors adopted a defined contribution retirement plan (“401(k) Plan”) in 1998, which qualifies under Section 401(k) of the Internal Revenue Code of 1986. Participation in the 401(k) Plan is available to substantially all employees in the United States. Employees may contribute up to 85% of their salary, subject to applicable annual Internal Revenue Code limits and are permitted to make both pre-tax and after-tax contributions. Employee contributions are fully vested when contributed. We contribute a maximum of 100% of the first 3% of compensation a participant contributes to the 401(k) Plan, which vests immediately. Our matching contributions to the 401(k) Plan are discretionary and are expensed as incurred. We recognized expense of $3.6

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
million, $3.8 million and $4.2 million for the years ended December 31, 2023, 2022 and 2021, respectively, related to 401(k) matching contributions.

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

Recently Adopted Accounting Pronouncements

We did not adopt any new accounting pronouncements during the year ended December 31, 2023.

Recently Issued Accounting Pronouncements Not Yet Adopted

Segment Reporting (Topic 280) — In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU updates reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the CODM and included within each reported measure of a segment’s profit or loss. The ASU is effective for fiscal years beginning after December 15, 2023 and interim periods beginning after December 15, 2024. Adoption of the ASU should be applied retrospectively to all prior periods presented in the financial statements and early adoption is permitted. We are currently evaluating the impact of adopting this ASU on our consolidated financial statements and related disclosures.

Income Taxes (Topic 740) — In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as additional disclosure on income taxes paid. The ASU is effective on a prospective basis for fiscal years beginning after December 15, 2024 for public entities and early adoption is permitted. We are currently evaluating the impact of adopting of this ASU on our consolidated financial statements and related disclosures.

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 2 – Revenue

Disaggregation of Revenue – The table below depicts the disaggregation of revenue by product and is consistent with how we evaluate our financial performance (in thousands):

	Year Ended December 31,
	2023	2022	2021
Medicare
Medicare Advantage	$335,849	$293,562	$393,868
Medicare Supplement	13,825	17,419	24,272
Medicare Part D	11,180	7,171	7,361
Total Medicare	360,854	318,152	425,501
Individual and Family (1)
Non-Qualified Health Plans	10,640	12,430	23,579
Qualified Health Plans	6,020	5,435	9,295
Total Individual and Family	16,660	17,865	32,874
Ancillary
Short-term	3,319	4,419	6,112
Dental	3,151	3,489	10,216
Vision	1,627	1,050	2,250
Other	2,657	2,508	2,776
Total Ancillary	10,754	11,466	21,354
Small Business	17,669	11,842	10,720
Commission Bonus and Other	(2,013)	1,921	2,670
Total Commission Revenue	403,924	361,246	493,119
Other Revenue
Sponsorship and Advertising Revenue	42,530	40,960	40,560
Other	6,417	3,150	4,520
Total Other Revenue	48,947	44,110	45,080
Total Revenue	$452,871	$405,356	$538,199
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

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Commission revenue by segment is presented in the table below (in thousands):

	Year Ended December 31,
	2023	2022	2021
Medicare
Commission revenue from members approved during the period	$326,087	$322,506	$437,738
Net commission revenue from members approved in prior periods (1)	33,544	(2,326)	(8,414)
Total Medicare segment commission revenue	$359,631	$320,180	$429,324
Employer and Individual
Commission revenue from members approved during the period	$19,789	$22,358	$25,078
Commission revenue from renewals of small business members during the period	9,973	9,981	8,564
Net commission revenue from members approved in prior periods (1)	14,531	8,727	30,153
Total Employer and Individual segment commission revenue	$44,293	$41,066	$63,795

Total commission revenue from members approved during the period	$345,876	$344,864	$462,816
Commission revenue from renewals of small business members during the period	9,973	9,981	8,564
Total net commission revenue from members approved in prior periods (1)(2)	48,075	6,401	21,739
Total commission revenue	$403,924	$361,246	$493,119
_______

(1)    These amounts reflect our revised estimates of cash collections for certain members approved prior to the relevant reporting period that are recognized as adjustments to revenue within the relevant reporting period. The net adjustment revenue includes both increases as well as reductions in revenue for certain prior period cohorts.
(2)     The impact of total net commission revenue from members approved in prior periods for the years ended December 31, 2023, 2022 and 2021 was $1.72, $0.23 and $0.81 per basic and per diluted share, respectively. The total reductions to revenue from members approved in prior periods were $4.3 million, $16.5 million and $28.8 million for the years ended December 31, 2023, 2022 and 2021, respectively. These reductions to revenue primarily relate to the Medicare segment.

Enhancement to LTV Estimation Model

During 2023, we observed stronger member retention rates and commission rate increases for our Medicare segment. Based on our evaluation of the updated LTV models and retention and commission rate trends, we recorded $33.5 million of net adjustment revenue for the year ended December 31, 2023. In addition, we continued to observe stronger member retention rates in our LTV assessments for the majority of the earlier period cohorts of certain products in our E&I segment and as a result, we recognized $14.5 million of net adjustment revenue for the year ended December 31, 2023. We will continue to monitor our member retention rates as compared to our forecasts and other market factors and evaluate whether any addition or reduction of adjustment revenue shall be recorded as we continue to assess our LTV models in future periods.

During 2022, we continued to observe stronger member retention rates in our LTV assessments for the majority of the earlier period cohorts of certain products in our E&I segment. Based on our evaluation of the updated LTV models and retention trends, we recognized $8.7 million of net adjustment revenue for the E&I segment for the year ended December 31, 2022. In addition, we evaluated various market factors related to our Medicare segment and recorded a net adjustment of $(2.3) million for the year ended December 31, 2022, primarily due to declines in LTV in all Medicare products.

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
During 2021, despite the extension of the COVID-19 related special enrollment period through August 15, 2021 and an increase in subsidies to certain individuals who purchase qualified health plans, we continued to observe stronger member retention rates in our LTV assessments for the majority of the earlier period cohorts of certain products in our E&I segment. We recognized $30.2 million of net adjustment revenue for the E&I segment for the year ended December 31, 2021. In addition, we evaluated various market factors related to our Medicare segment and recorded a net adjustment of $(8.4) million for the year ended December 31, 2021, primarily due to decline in LTV of Medicare Supplement and Medicare Part D prescription drug plans.

Note 3 – Supplemental Financial Statement Information

Cash, Cash Equivalents and Restricted Cash

Our cash, cash equivalents and restricted cash balances are summarized as follows (in thousands):

	December 31, 2023	December 31, 2022
Cash	$7,114	$17,776
Cash equivalents	108,608	126,625
Cash and cash equivalents	115,722	144,401
Restricted cash	3,090	3,239
Total cash, cash equivalents and restricted cash	$118,812	$147,640

As of December 31, 2023 and 2022, we had $3.1 million and $3.2 million of restricted cash which was classified as a non-current asset on our Consolidated Balance Sheets. This amount collateralizes letters of credit related to certain lease commitments.

Contract Assets and Accounts Receivable

We do not require collateral or other security for our contract assets and accounts receivable. We believe the potential for collection issues with any of our customers was minimal as of December 31, 2023.

We estimate an allowance for credit losses using relevant available information from internal and external sources, related to past events, current conditions, and reasonable and supportable forecasts. Specifically, for the purpose of measuring the probability of default parameters, we utilize Capital IQ’s, Standard & Poor’s and Moody’s analytics. Our estimates of loss given default are determined by using our historical collections data as well as historical information obtained through our research and review of other insurance related companies. Our estimated exposure at default is determined by applying these internal and external data sources to our commissions receivable balances. As such, we apply an immediate reversion method and revert to historical loss information when computing our credit loss exposure. Credit loss expenses are assessed quarterly and included in the “General and administrative” line in our Consolidated Statements of Comprehensive Loss. There were no write-offs during the years ended December 31, 2023, 2022 and 2021.

The change in the allowance for credit losses is summarized as follows (in thousands):

	December 31, 2023	December 31, 2022
Beginning balance	$2,398	$2,198
Change in allowance	(280)	200
Ending balance	$2,118	$2,398

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Our contract assets – commissions receivable activities, net of credit loss allowances, are summarized as follows (in thousands):

	Year Ended December 31, 2023
	Medicare Segment	E&I Segment	Total
Beginning balance	$817,043	$67,261	$884,304
Commission revenue from members approved during the period	326,087	19,789	345,876
Commission revenue from renewals of small business members during the period	—	9,973	9,973
Net commission revenue from members approved in prior periods	33,544	14,531	48,075
Cash receipts	(329,600)	(40,731)	(370,331)
Net change in credit loss allowance	258	22	280
Ending balance	$847,332	$70,845	$918,177

	Year Ended December 31, 2022
	Medicare Segment	E&I Segment	Total
Beginning balance	$837,474	$70,788	$908,262
Commission revenue from members approved during the period	322,506	22,358	344,864
Commission revenue from renewals of small business members during the period	—	9,981	9,981
Net commission revenue from members approved in prior periods	(2,326)	8,727	6,401
Cash receipts	(340,426)	(44,578)	(385,004)
Net change in credit loss allowance	(185)	(15)	(200)
Ending balance	$817,043	$67,261	$884,304

Credit Risk

Our financial instruments that are exposed to concentrations of credit risk principally consist of cash, cash equivalents, marketable securities, contract assets – commissions receivable and accounts receivable. We invest our cash and cash equivalents with major banks and financial institutions and, at times, such investments are in excess of federally insured limits. We also have deposits with major banks in China that are denominated in both U.S. dollars and Chinese Yuan Renminbi and are not insured by the U.S. federal government. The deposits in China were $3.2 million as of December 31, 2023. See Note 4 – Fair Value Measurements for more information regarding our marketable securities.

We do not require collateral or other security for either our contract assets or accounts receivable. Carriers that represented 10% or more of our total contract assets – commissions receivable and accounts receivable balances are summarized as follows:

	December 31, 2023	December 31, 2022
Humana	27%	26%
UnitedHealthcare(1)	26%	24%
Aetna(1)	16%	16%
_______

(1)Percentages include the carriers' subsidiaries.

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Prepaid Expenses and Other Current Assets – Our prepaid expenses and other current assets are summarized as follows (in thousands):

	December 31, 2023	December 31, 2022
Prepaid software and maintenance contracts	$5,328	$5,211
Prepaid licenses	2,739	1,116
Prepaid expenses	1,808	2,858
Prepaid insurance	1,436	1,893
Other current assets	733	223
Prepaid expenses and other current assets	$12,044	$11,301

Property and Equipment – Our property and equipment are summarized as follows (in thousands):

	December 31, 2023	December 31, 2022
Computer equipment and software	$9,008	$8,727
Office equipment and furniture	2,875	3,556
Leasehold improvements	4,124	5,992
Property and equipment, gross	16,007	18,275
Less: accumulated depreciation and amortization	(11,143)	(12,774)
Property and equipment, net	$4,864	$5,501

Depreciation and amortization expense related to property and equipment for the years ended December 31, 2023, 2022 and 2021 was $2.5 million, $3.8 million and $5.4 million, respectively. During 2022, we recognized impairment charges of $2.2 million related to computer equipment, office equipment and furniture and leasehold improvements as a result of our sublease and vacating of certain leased office spaces in the “Impairment, restructuring and other charges” line in our Consolidated Statements of Comprehensive Loss.

Intangible Assets – As of December 31, 2023 and 2022, our intangible assets subject to amortization had a gross carrying value of $17.2 million and life-to-date accumulated amortization and impairment charges of $17.2 million. As of December 31, 2023 and 2022, our indefinite-lived intangible assets had a gross carrying value of $5.1 million and life-to-date impairment charges of $3.2 million. We had no amortization expense related to intangible assets for the years ended December 31, 2023 and 2022. Amortization expense related to intangible assets for the year ended December 31, 2021 was $0.5 million. We recorded $6.1 million of impairment charges related to our intangible assets in the “Impairment, restructuring and other charges” line in our Consolidated Statements of Comprehensive Loss for the year ended December 31, 2021. See Note 11 - Impairment, Restructuring and Other Charges for further discussion on our impairment charge in 2021.

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

Our financial assets measured at fair value on a recurring basis are summarized below by their classification within the fair value hierarchy as follows (in thousands):

	December 31, 2023
	Carrying Value	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents
Money market funds	$11,576	$11,576	$—	$—	$11,576
Commercial paper	86,090	—	86,090	—	86,090
Agency bonds	10,942	—	10,942	—	10,942
Short-term marketable securities
Agency bonds	5,930	—	5,930	—	5,930
Total assets measured at fair value	$114,538	$11,576	$102,962	$—	$114,538

	December 31, 2022
	Carrying Value	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents
Money market funds	$13,015	$13,015	$—	$—	$13,015
Commercial paper	112,268	—	112,268	—	112,268
Agency bonds	1,342	—	1,342	—	1,342
Total assets measured at fair value	$126,625	$13,015	$113,610	$—	$126,625

We endeavor to utilize the best available information in measuring fair value. Our money market funds are measured at fair value based on quoted prices in active markets and are classified as Level 1 within the fair value hierarchy. Our available for sale marketable securities, which include commercial paper and agency bonds with maturities of less than one year, are measured at fair value using quoted market prices to the extent available or alternative pricing sources and models utilizing market observable inputs and are classified as Level 2 within the fair value hierarchy. There were no transfers between the hierarchy levels during either of the years ended December 31, 2023 or 2022.

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes our cash equivalents and available-for-sale debt securities by contractual maturity (in thousands):

	As of December 31, 2023		As of December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in 1 year	$114,577	$114,538	$126,664	$126,625

Unrealized gains and losses on available-for-sale debt securities that are not credit related are included in accumulated other comprehensive loss and summarized as follows (in thousands):

	December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents
Money market funds	$11,576	$—	$—	$11,576
Commercial paper	86,132	—	(42)	86,090
Agency bonds	10,940	2	—	10,942
Short-term marketable securities
Agency bonds	5,929	1	—	5,930
Total	$114,577	$3	$(42)	$114,538

	December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents
Money market funds	$13,015	$—	$—	$13,015
Commercial paper	112,307	—	(39)	112,268
Agency bonds	1,342	—	—	1,342
Total	$126,664	$—	$(39)	$126,625

As of December 31, 2023 and 2022, we had 20 and 26 securities in net loss positions, respectively, and their unrealized losses were immaterial individually and in aggregate. We did not record any credit losses regarding our available-for-sale debt securities during the year ended December 31, 2023 or 2022. We do not intend to sell these securities and it is more likely than not that we will not be required to sell these securities before the recovery of their amortized cost basis. We incurred interest income of $8.4 million, $2.8 million and $0.2 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Note 5 – Equity

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

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Stock Repurchase Programs – We had no stock repurchase activity during the years ending December 31, 2023, 2022 or 2021. As of December 31, 2023 and 2022, we had a total of 12.8 million and 12.4 million shares, respectively, held in treasury. As of December 31, 2023 and 2022, we had 2.1 million and 1.7 million shares, respectively, in treasury that were previously surrendered by employees to satisfy tax withholding due in connection with the vesting of certain restricted stock units as well as 10.7 million shares previously repurchased under our past repurchase programs.

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

Employees purchased 0.1 million, 0.2 million and 0.1 million shares of common stock under our ESPP during the years ended December 31, 2023, 2022 and 2021, respectively. There were 0.1 million shares remaining for purchase under our ESPP as of December 31, 2023. As of December 31, 2023, there was $0.2 million of unrecognized compensation cost related to our employee stock purchase program, expected to be recognized over a weighted average period of 0.4 years.

Equity Plans – On June 12, 2014, upon approval at the Annual Meeting of Stockholders, we adopted the 2014 Equity Incentive Plan (the “2014 Plan”) with 4.5 million shares authorized for issuance. The 2014 Plan does not include an evergreen provision to automatically increase the number of shares available under it, and any increase in the number of shares authorized for issuance under the 2014 Plan requires stockholder approval. Also, under the 2014 Plan the following shares are not recycled for future grant under the 2014 Plan: (i) shares used in connection with the exercise of an option and/or stock appreciation right to pay the exercise price or purchase price of such award or satisfy applicable tax withholding obligations; and (ii) the gross number of shares subject to stock appreciation rights that are exercised. Furthermore, the 2014 Plan included a provision that prohibits repricing of outstanding stock options or stock appreciation rights and formalized and updated procedures to qualify awards as “performance-based” compensation under Section 162(m) of the Internal Revenue Code in order to preserve full tax deductibility of such awards. Our stockholders approved an amendment to the 2014 Plan to increase the maximum number of shares that may be issued by 2.5 million shares in 2019 and by 3.0 million in 2022. The 2014 Plan was further amended on September 29, 2022 to remove certain provisions permitting the Company to provide a reload option (as amended and restated, the “A&R 2014 Plan”).

On September 22, 2021, the Company adopted an inducement plan (the “2021 Inducement Plan”), pursuant to which the Company reserved 0.4 million shares of its common stock (subject to customary adjustments in the event of a change in capital structure of the Company) to be used exclusively for grants of awards to individuals who were not previously employees or directors of the Company, other than following a bona fide period of non-employment, as an inducement material to the individual's entry into employment with the Company within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules (“Nasdaq Rules”). In March 2022 and September 2022, the Company amended and restated its 2021 Inducement Plan to reserve an additional 0.5 million and 1.5 million shares of its common stock, respectively (as amended and restated, the “A&R 2021 Inducement Plan”). The 2021 Inducement Plan and its amendments were approved by our Board of Directors without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Rules, and the terms and conditions of the A&R 2021 Inducement Plan and awards to be granted thereunder are substantially similar to our stockholder-approved A&R 2014 Plan. As of December 31, 2023, 2.0 million shares were issued under the A&R 2021 Inducement Plan.

Shares Reserved – We generally issue previously unissued common stock upon the exercise of stock options, the vesting of restricted and performance-based stock units and upon granting of restricted common stock awards; however, we may reissue previously acquired treasury shares to satisfy these future issuances.

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Shares of authorized but unissued common stock reserved for future issuance were as follows (in thousands):

	December 31, 2023	December 31, 2022
Stock options issued and outstanding	218	226
Restricted stock units issued and outstanding	3,105	2,238
Performance-based stock units issued and outstanding	400	242
Shares available for grant	2,810	5,165
Total shares reserved	6,533	7,871

The following table summarizes activity under our A&R 2014 Plan and A&R 2021 Inducement Plan for the year ended December 31, 2023 (in thousands):

Balance at December 31, 2022(1)	5,165
Restricted stock units granted	(2,413)
Performance-based stock units granted	(337)
Restricted stock units cancelled	283
Performance-based stock units cancelled	104
Options cancelled	8
Balance at December 31, 2023	2,810
_______
(1)Shares available for grant do not include treasury stock shares that could be granted if we determined to do so.

Stock-Based Compensation Expense – The following table summarizes stock-based compensation expense recognized for the years presented below (in thousands):

	Year Ended December 31,
	2023	2022	2021
Restricted stock units	$19,151	$17,837	$23,645
Performance-based stock units	2,422	876	6,867
Common stock options	1,254	1,154	707
Employee stock purchase program	386	449	1,638
Total stock-based compensation expense	$23,213	$20,316	$32,857
Related tax benefit recognized	$5,488	$4,747	$7,746

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes stock-based compensation expense by operating function for the years presented below (in thousands):

	Year Ended December 31,
	2023	2022	2021
Marketing and advertising	$2,201	$1,901	$8,660
Customer care and enrollment	2,287	2,096	2,836
Technology and content	4,498	6,015	10,013
General and administrative	14,227	10,304	11,348
Total stock-based compensation expense	23,213	20,316	32,857
Amount capitalized for internal-use software	1,040	1,885	2,621
Total stock-based compensation	$24,253	$22,201	$35,478

For the years ended December 31, 2023, 2022 or 2021, there was a total of $1.0 million, $1.9 million and $2.6 million, respectively, of stock-based compensation expense capitalized in the internal-use software and website development costs classified under Other assets, which represents a noncash investing activity.

Stock Options – The following table summarizes stock option activity (in thousands, except weighted-average exercise price and weighted-average remaining contractual life data):

	Number of Stock Options (1)	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (2)
Outstanding as of December 31, 2022	226	$39.07	5.3	$—
Granted	—	$—
Exercised	—
Forfeited	(8)	$23.34
Outstanding balance as of December 31, 2023	218	$39.65	4.5	$—
Vested and expected to vest as of December 31, 2023	194	$39.48	4.5	$—
Exercisable as of December 31, 2023	74	$36.98	4.0	$—
_______

(1)Includes certain stock options with service, performance-based or market-based vesting criteria.
(2)The aggregate intrinsic value is calculated as the product between eHealth’s closing stock price as of December 31, 2023 and 2022 and the exercise price of in-the-money options as of those dates.

The following table provides information pertaining to our stock options for the years presented below (in thousands, except weighted-average fair values):

	Year Ended December 31,
	2023	2022	2021
Weighted average fair value of options granted	n/a	n/a	$41.03
Total fair value of options vested	$534	$835	$797
Intrinsic value of options exercised	n/a	$694	$5,182

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
There were no options granted during the years ended December 31, 2023 and 2022. For the options granted during the year ended December 31, 2021, the fair value of stock options granted to employees was estimated using the Black-Scholes option-pricing model and with the following weighted average assumptions for the year presented below:

Year Ended December 31,
2021
Expected term (years)	7.0
Expected volatility	69.1%
Expected dividend yield	—%
Risk-free interest rate	1.3%

As of December 31, 2023, there was $1.2 million of total unamortized compensation cost, net of estimated forfeitures, related to stock options, expected to be recognized over a weighted average period of 1.1 years.

Restricted Stock Units – The following table summarizes restricted stock unit activity (in thousands, except weighted-average grant date fair value and weighted-average remaining service period data):

	Number of Restricted Stock Units	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Service Period (years)	Aggregate Intrinsic Value (1)
Outstanding as of December 31, 2022	2,238	$19.13	1.4	$10,832
Granted	2,413	$8.33
Vested	(1,263)	$16.88
Forfeited	(283)	$22.80
Outstanding as of December 31, 2023	3,105	$11.31	1.3	$27,083
_______
(1)The aggregate intrinsic value is calculated as the difference of the grant date price and our closing stock price as of December 31, 2023 and 2022 multiplied by the number of restricted stock units outstanding as of December 31, 2023 and 2022, respectively.

As of December 31, 2023, there was $22.8 million of total unamortized compensation cost, net of estimated forfeitures, related to restricted stock units, expected to be recognized over a weighted average period of 2.6 years.

Performance-based Stock Units – The following table summarizes performance-based stock unit activity (in thousands, except weighted-average grant date fair value and weighted-average remaining service period data):

	Number of Performance-based Stock Units	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Service Period (years)	Aggregate Intrinsic Value (1)
Outstanding as of December 31, 2022	242	$20.55	1.1	$1,172
Granted	337	$7.56
Vested	(75)	$4.42
Forfeited	(104)	$14.08
Outstanding as of December 31, 2023	400	$14.32	0.6	$3,486
_______
(1)The aggregate intrinsic value is calculated as the difference of the grant date price and our closing stock price as of December 31, 2023 and 2022 multiplied by the number of performance stock units outstanding as of December 31, 2023 and 2022, respectively.

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The weighted-average fair value of the market-based restricted stock units was determined using the Monte Carlo simulation model using the following weighted average assumptions:

	Year Ended December 31,
	2023	2022	2021
Expected term (years)	1.1	2.1	2.0
Expected volatility	76.3%	68.7%	66.0%
Expected dividend yield	—%	—%	—%
Risk-free interest rate	4.0%	2.5%	0.9%
Weighted-average grant date fair value	$4.79	$9.66	$46.36

As of December 31, 2023, there was $0.9 million of total unamortized compensation cost, net of estimated forfeitures, related to performance-based stock units, expected to be recognized over a weighted average period of 0.6 years.

Note 6 – Convertible Preferred Stock

Pursuant to an investment agreement dated February 17, 2021 with Echelon Health SPV, LP (“H.I.G.”), an investment vehicle of H.I.G. Capital (the “H.I.G. Investment Agreement”), we issued and sold to H.I.G., in a private placement, 2,250,000 shares of our newly designated Series A convertible preferred stock (the “Series A Preferred Stock”), par value $0.001 per share, at an aggregate purchase price of $225.0 million on April 30, 2021 (the “Closing Date”). We received $214.0 million in net proceeds from the private placement with H.I.G., net of sales commissions and certain transaction fees totaling $11.0 million. Our Series A Preferred Stock is considered temporary equity in our Consolidated Balance Sheets and we have determined there are no material embedded features that require recognition as a derivative asset or liability. The Series A Preferred Stock ranks senior to all other equity securities of the Company with respect to dividend rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company.

Dividends – Dividends initially accrued on the Series A Preferred Stock daily at 8% per annum on the stated value of $100 per share (the “Stated Value”), and were payable in kind (“PIK”) beginning on June 30, 2021 through the second anniversary of the Closing Date. Subsequent to the second anniversary of the Closing Date, dividends continue to accrue at 8% per annum, with 6% PIK and 2% payable in cash in arrears beginning on June 30, 2023. Dividends compound semiannually and are PIK and payable in cash in arrears, as applicable, on June 30 and December 31 of each year (each a “Dividend Payment Date”). PIK dividends are cumulative and are added to the Accrued Value. “Accrued Value” means, as of any date, with respect to any share of Series A Preferred Stock, the sum of the Stated Value per share plus, on each Dividend Payment Date, on a cumulative basis, all accrued PIK dividends that have accrued on such share but that have not previously been added to the Accrued Value. During the year ended December 31, 2023, we made cash dividend payments in the aggregate amount of $3.5 million. The Series A Preferred Stock participates, on an as-converted basis in all dividends paid to the holders of our common stock.

Conversion Rights – The Series A Preferred Stock is convertible at any time into common stock at a conversion rate equal to (i) the Accrued Value plus accrued PIK dividends that have not yet been added to the Accrued Value, (ii) divided by the conversion price as of the applicable conversion date (the “Conversion Price”). As of December 31, 2023, the Conversion Price is equal to $79.5861 per share. This Conversion Price is subject to further adjustment and the number of shares of common stock issuable upon conversion of the Series A Preferred Stock is subject to certain limitations, each as set forth in the Certificate of Designations of Series A Preferred Stock, as filed with the Secretary of State of the State of Delaware on April 30, 2021 (the “Certificate of Designations”).

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

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Covenants and Liquidity Requirements – As long as H.I.G. continues to own at least 30% of the Series A Preferred Stock originally issued to it in the private placement, the consent of H.I.G. will be required for the Company to incur certain indebtedness and to take certain other corporate actions as set forth in the H.I.G. Investment Agreement. In addition, the Company is required to maintain an Asset Coverage Ratio (as defined in the H.I.G. Investment Agreement) of at least 2.0x, (the “Minimum Asset Coverage Ratio”), which increased to 2.5x in August of 2023. The first measurement date of the 2.5x Minimum Asset Coverage Ratio was September 30, 2023. Additionally, the H.I.G. Investment Agreement requires the Company to maintain a Minimum Liquidity Amount (as defined in the H.I.G. Investment Agreement) for certain periods that ranges from $65.0 million to $125.0 million. Failure to maintain the Minimum Asset Coverage Ratio or the Minimum Liquidity Amount as of the date or for the time period required by the H.I.G. Investment Agreement for as long as H.I.G. continues to own at least 30% of the Series A Preferred Stock originally issued to it in the private placement, entitles H.I.G., subject to conditions and restrictions specified therein, to additional rights, including the right to nominate one additional member to the Company’s Board of Directors, the right to approve the Company's annual budget, the right to approve hiring or termination of certain key executives, and the right to approve the incurrence of certain indebtedness. As of December 31, 2023, we complied with the Minimum Liquidity Amount. As of September 30, 2023, we failed to maintain the Minimum Asset Coverage Ratio, which entitles H.I.G. to the additional rights set forth above.

As of December 31, 2023, the estimated Series A Preferred Stock redemption value equals 135% of the Accrued Value per share as of the redemption date, plus accrued PIK dividends, that have not yet been added to the Accrued Value, which is significantly in excess of the fair value of the common stock into which the Series A Preferred Stock is convertible as of December 31, 2023. We have elected to apply the accretion method to adjust the carrying value of the Series A Preferred Stock to its redemption value at the earliest date of redemption, April 30,

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2027. Amounts recognized to accrete the Series A Preferred Stock to its estimated redemption value are treated as a deemed dividend and are recorded as a reduction to retained earnings. The estimated redemption value will vary in subsequent periods due to the redemption put right described above and we have elected to recognize such changes prospectively. No shares of Series A Preferred Stock have been converted and the Series A Preferred Stock was convertible into 3.4 million shares of common stock as of December 31, 2023.

The following table summarizes the proceeds and changes to our Series A Preferred Stock (in thousands):

Gross proceeds	$225,000
Less: issuance costs	(10,975)
Net proceeds	$214,025

Balance as of December 31, 2021	$232,592
Accrued paid-in-kind dividends	19,357
Change in preferred stock redemption value	11,335
Balance as of December 31, 2022	263,284
Accrued paid-in-kind dividends	17,433
Change in preferred stock redemption value	17,336
Balance as of December 31, 2023	$298,053

Note 7 – Net Loss Per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss attributable to common stockholders per share (in thousands, except per share amounts):

	Year Ended December 31,
	2023	2022	2021
Basic
Net loss attributable to common stockholders	$(66,515)	$(119,414)	$(122,942)
Shares used in per share calculation – basic	28,016	27,359	26,781
Net loss attributable to common stockholders per share – basic	$(2.37)	$(4.36)	$(4.59)

Diluted:
Net loss attributable to common stockholders	$(66,515)	$(119,414)	$(122,942)
Shares used in per share calculation – basic	28,016	27,359	26,781
Dilutive effect of common stock	—	—	—
Shares used in per share calculation – diluted	28,016	27,359	26,781
Net loss attributable to common stockholders per share – diluted	$(2.37)	$(4.36)	$(4.59)

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For each of the years ended December 31, 2023, 2022 and 2021, we had securities outstanding that could potentially dilute net loss per share, but the shares from the assumed conversion or exercise of these securities were excluded in the computation of diluted net loss per share as their effect would have been anti-dilutive. The number of weighted-average outstanding anti-dilutive shares that were excluded from the computation of diluted net loss per share consisted of the following (in thousands):

	Year Ended December 31,
	2023	2022	2021
Convertible preferred stock	3,340	3,102	1,905
Restricted stock units	2,255	1,551	1,075
Performance-based stock units	154	—	3
Common stock options	221	271	333
Employee stock purchase program	51	65	29
Total	6,021	4,989	3,345

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

 Our future minimum payments under non-cancellable contractual service and licensing obligations as of December 31, 2023 were as follows (in thousands):

For the Years Ending December 31,
2024	$6,180
2025	1,141
2026	—
2027	—
2028	—
Thereafter	—
Total	$7,321

Operating Leases

Refer to Note 10 – Leases for commitments related to our operating leases.

Self-Insurance

We provide comprehensive major medical benefits to our employees. Effective January 1, 2023, we began maintaining a substantial portion of our U.S. employee health insurance benefits on a self-insured basis with up to $0.3 million per individual per year and a maximum claim liability of $13.6 million. As a result, we record a self-insurance liability based on claims filed and an estimate of claims incurred but not yet reported. As of December 31, 2023, we had a self-insurance liability balance of $2.5 million in the “Accrued compensation and benefits” line on our Consolidated Balance Sheet. We had no liability on our Consolidated Balance Sheet as of December 31, 2022 as our employee health insurance coverage was not self-insured at the time.

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Contingencies

From time to time, we receive inquiries from governmental bodies and also may be subject to various legal proceedings and claims arising in the ordinary course of business. We assess contingencies to determine the degree of probability and range of possible loss for potential accrual in our consolidated financial statements. An estimated loss contingency is accrued in the consolidated financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Legal proceedings or other contingencies could result in material costs, even if we ultimately prevail, and we may from time to time enter into settlements to resolve such litigation. Legal costs incurred in connection with the resolution of claims, lawsuits and other contingencies generally are expensed as incurred. There were no material litigation-related accruals recorded during the years ended or as of December 31, 2023, 2022 and 2021. The following discussion is limited to the Company's material on-going legal proceedings:

Legal Proceedings

Securities Class Action – On April 8, 2020 and April 30, 2020, two purported class action lawsuits were filed against the Company, its then-chief executive officer, Scott N. Flanders, its then-chief financial officer, Derek N. Yung, and its then-chief operating officer, David K. Francis in the United States District Court for the Northern District of California. The cases are captioned Patel v. eHealth, Inc., et al., Case No. 5:20-cv-02395 (N.D. Cal.) and Bertrand v. eHealth, Inc. et al., Case No. 4:20-cv-02967 (N.D. Cal.). The complaints allege, among other things, that the Company and Messrs. Flanders, Yung and Francis made materially false and misleading statements and/or failed to disclose material information regarding the Company’s accounting and modeling assumptions, rate of member churn and the Company’s profitability during the alleged class period of March 19, 2018 to April 7, 2020. The complaints allege that the specified defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (as amended, the “Exchange Act”) and Rule 10b-5 promulgated thereunder. The complaints seek compensatory and (in the Patel lawsuit) punitive damages, attorneys’ fees and costs, and such other relief as the court deems proper. On June 24, 2020, the Court consolidated the above-referenced matters under the caption In re eHealth Securities Litig., Master File No. 4:20-cv-02395-JST (N.D. Cal.). The Court also appointed a lead plaintiff and lead counsel for the consolidated matter. An Amended Complaint was filed on August 25, 2020, which Defendants moved to dismiss on October 23, 2020. Defendants’ motion, which Plaintiff opposed, was granted in part and denied in part on August 12, 2021. The Court dismissed Plaintiff’s claims to the extent premised upon alleged misrepresentations or omissions relating to churn, but denied Defendants’ motion with respect to alleged misstatements regarding purported operating costs. On October 1, 2021, the Company filed an Answer denying in part and admitting in part the remaining allegations and denying any wrongdoing. On November 11, 2021, Plaintiff’s counsel filed a suggestion of death with respect to the lead plaintiff Billy White. Plaintiff’s counsel published notice regarding the appointment of a new lead plaintiff on January 17, 2022. On November 9, 2022, the Court appointed Chicago & Vicinity Laborers’ District Council Pension Fund as the new lead plaintiff and approved plaintiff’s selection of counsel. On November 29, 2022, the new lead plaintiff and lead plaintiff’s counsel filed a supplement to the amended complaint, replacing the names of the prior lead plaintiff and counsel and incorporating new lead plaintiff’s previously filed certification. On December 22, 2022, the Company, Mr. Flanders, and Mr. Yung moved for judgment on the pleadings as to the remaining claims. Mr. Francis also moved for judgment on the pleadings the same day, and joined the motion by the Company, Mr. Flanders, and Mr. Yung. The motions for judgment on the pleadings were fully briefed by February 9, 2023, and were scheduled for a hearing on April 13, 2023. On April 5, 2023, the Court vacated the hearing on the motions and stated its intent to issue a decision based on the parties’ written briefing. On April 25, 2023, a consortium of putative class members (the “Alger Funds”) filed a motion to intervene in the case, prior to the expiration of the applicable statute of repose, to preserve their individual rights. On May 5, 2023, a defendants’ statement of non-opposition to Alger Funds’ limited motion to intervene and a stipulation with Alger Funds regarding same were filed. On September 28, 2023, the Court granted, with leave to amend, the Company’s motion for judgment on the pleadings as to all remaining claims, along with the similar motions of Mr. Flanders and Mr. Yung. The Court simultaneously dismissed, with prejudice and without leave to amend, all claims against Mr. Francis. On October 23, 2023, plaintiff filed a stipulation of dismissal order and notice, indicating that lead plaintiff would not file an amended complaint or appeal (a) the order granting in part and denying in part the motion to dismiss or (b) the order granting the motion for judgment on the pleadings. On October 25, 2023, the court

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
entered the stipulated order, dismissing the case without leave to amend, and on November 29, 2023, the Court entered judgment in the Company’s favor.

Derivative Actions – On July 7, 2020, a derivative lawsuit captioned Chernet v. Flanders et al., Case No. 3:20-cv-04477-SK (N.D. Cal.) (the “Chernet” matter) was filed in the United States District Court for the Northern District of California. On October 13, 2020, a derivative lawsuit captioned Lincolnshire Police Pension Fund v. Flanders et al., Case No. 20CV371555 (Cal. Super. Ct.) (the “Lincolnshire” matter) was filed in the Superior Court of California, County of Santa Clara. The complaints were brought against the Company's then-chief executive officer, Mr. Flanders, its then-chief financial officer, Mr. Yung, its then-chief operating officer, Mr. Francis, and the then-current members of the Board of Directors (collectively, the “Individual Defendants”), and name the Company as a nominal defendant. The complaints allege, among other things, that the Individual Defendants made or caused the Company to make materially false and misleading statements and/or failed to disclose material information regarding the Company’s accounting and modeling assumptions, rate of member churn, profitability and internal controls for the period of March 2018 through the present. The Chernet and Lincolnshire complaints purport to assert claims for breach of fiduciary duty, unjust enrichment and waste of corporate assets. The Chernet lawsuit also alleges that the Individual Defendants violated Sections 14(a), 10(b) and 20(a) of the Exchange Act and asserts claims for abuse of control and gross mismanagement. The Chernet and Lincolnshire complaints seek damages, restitution, attorneys’ fees and costs, and certain measures with respect to the Company's corporate governance and internal procedures, and (in the Lincolnshire lawsuit) equitable and/or injunctive relief. On August 12, 2020, the court stayed the Chernet matter pending the resolution of the then-anticipated motion to dismiss the consolidated securities class action. On December 11, 2020, the court stayed the Lincolnshire matter, also pending the resolution of the motion to dismiss in the consolidated securities class action.

On October 5, 2021, a third derivative lawsuit, captioned Badwal v. Flanders et al., Case No. 4:21-cv-07795 (N.D. Cal.) (the “Badwal” matter) was filed in the United States District Court for the Northern District of California. The Badwal complaint purports to assert a claim for breach of fiduciary duty, an insider trading claim, and violations of Section 14(a), 10(b) and 21D of the Exchange Act. The Badwal complaint seeks damages, declaratory relief, corporate governance measures, equitable and injunctive relief, restitution and disgorgement, and attorneys' fees and costs. On November 29, 2021, the federal court consolidated the Chernet and Badwal matters under the caption In re eHealth, Inc. Stockholder Derivative Litigation (the “Federal Derivative Action”). On August 12, 2021, the court granted-in-part and denied-in-part defendants’ motion to dismiss the securities class action. In December 2021, the parties entered into a stipulation to further stay the Federal Derivative Action pending the appointment of a new lead plaintiff in the securities class action, which was so ordered by the court on December 14, 2021. As discussed above, on November 9, 2022, the court appointed a new lead plaintiff in the securities class action. On December 9, 2022, plaintiffs in the Federal Derivative Action filed a verified consolidated stockholder derivative complaint on behalf of the Company against certain current and former members of its Board of Directors and certain of its officers. The complaint alleges breaches of fiduciary duties, insider trading, and violations of Sections 14(a), 10(b) and 21D of the Exchange Act. The complaint seeks damages, declaratory relief, corporate governance measures, equitable and injunctive relief, restitution and disgorgement, and attorneys’ fees and costs. On January 3, 2023, pursuant to a joint stipulation, the court ordered all proceedings in the Federal Derivative Action stayed pending the resolution of the securities class action. On July 28, 2023, the Lincolnshire matter was stayed pending the resolution of the securities class action, pursuant to the parties’ stipulation. On January 10, 2024, the Court entered the parties’ stipulated order voluntarily dismissing the Federal Derivative Action.

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 9 – Segment and Geographic Information

Operating Segments

The results of our operating segments are summarized for the periods presented below (in thousands):

	Year Ended December 31,
	2023	2022	2021
Revenue:
Medicare	$406,467	$361,687	$471,217
Employer and Individual	46,404	43,669	66,982
Total revenue	$452,871	$405,356	$538,199
Segment profit (loss):
Medicare	$54,748	$(9,873)	$(12,079)
Employer and Individual	25,841	21,438	45,705
Segment profit	80,589	11,565	33,626
Corporate	(66,534)	(53,238)	(56,325)
Stock-based compensation expense	(23,213)	(20,316)	(32,857)
Depreciation and amortization	(19,916)	(21,108)	(18,331)
Impairment, restructuring and other charges	—	(19,616)	(51,222)
Amortization of intangible assets	—	—	(536)
Interest expense	(10,974)	(7,627)	(845)
Other income, net	9,453	3,951	1,600
Loss before income taxes	$(30,595)	$(106,389)	$(124,890)

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

Geographic Information

Our long-lived assets primarily consist of property and equipment, net and internally developed software. Our long-lived assets are attributed to the geographic location in which they are located. Long-lived assets by geographical area are summarized as follows (in thousands):

	December 31, 2023	December 31, 2022
United States	$29,419	$37,915
China	281	381
Total	$29,700	$38,296

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Significant Customers

Substantially all revenue for the years ended December 31, 2023, 2022 and 2021 was generated from customers located in the United States. Carriers representing 10% or more of our total revenue are summarized as follows:

	Year Ended December 31,
	2023	2022	2021
Humana	27%	23%	19%
UnitedHealthcare(1)	23%	22%	20%
Aetna(1)	15%	12%	18%
Centene(1)	4%	8%	12%
_______

(1)Percentages include the carriers' subsidiaries.

Note 10 – Leases

Our lease portfolio primarily consists of operating leases for office space and our leases have remaining lease terms of less than 1 to 6 years. Certain of these leases have free or escalating rent payment provisions. We recognize lease expense on a straight-line basis over the terms of the leases, although actual cash payment obligations under certain of these agreements fluctuate over the terms of the agreements. Most leases include options to renew, and the exercise of these options is at our discretion.

Subsequent to becoming a remote first workplace in the third quarter of 2022, we executed several subleases of our office space in the United States. The subleases run through the remaining term of the primary leases. As of December 31, 2023, we expect to generate a total of $14.2 million in future sublease income through January 31, 2030. Sublease income is recorded on a straight-line basis as a reduction of lease expense in our Consolidated Statements of Comprehensive Loss.

We test right-of-use assets when impairment indicators are present in accordance with the asset impairment provisions of Accounting Standards Codification 360, Property, Plant and Equipment (“ASC 360”). Our decision to sublease or to vacate a number of our leased office space triggered impairment testing for the underlying right-of-use assets. We evaluated these right-of-use assets, including leasehold improvements, furniture and fixtures and computer equipment for impairment under ASC 360. For our impairment tests, we utilized an income approach to value the asset group by performing a discounted cash flow analysis and determined that the net carrying value exceeded the estimated discounted future cash flows based on current market conditions. As a result, we recorded an $11.8 million impairment charge related to operating lease right-of-use assets and property, plant and equipment, which was reflected in the “Impairment, restructuring and other charges” line in our Consolidated Statements of Comprehensive Loss for the year ended December 31, 2022. See Note 11 — Impairment, Restructuring and Other Charges for further discussion about our asset impairment charges. We recorded no impairment charge related to operating lease right-of-use assets and property, plant and equipment during the years ended December 31, 2023 and 2021.

The components of operating lease costs were as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Operating lease expense	$7,912	$7,782	$7,650
Operating sublease income	(2,210)	(1,048)	(1,222)
Total operating lease cost	$5,702	$6,734	$6,428

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Supplemental information related to our leases are as follows (in thousands):

	Year Ended December 31,
	2023	2022
Cash paid for amounts included in the measurement of operating lease liabilities	$9,489	$7,697
Non-cash investing activities relating to operating lease right-of-use assets	$1,285	$3,493

	December 31, 2023	December 31, 2022
Weighted-average remaining lease term of operating leases	4.8 years	5.7 years
Weighted-average discount rate used to recognize operating lease right-of-use-assets	5.7%	5.6%

As of December 31, 2023, maturities of our operating lease liabilities are as follows (in thousands):

Year ending December 31,
2024	$8,904
2025	9,110
2026	7,771
2027	6,773
2028	4,998
Thereafter	3,204
Total lease payments(1)	40,760
Less imputed interest	(5,357)
Total	$35,403
_______

(1)Non-cancellable sublease rent payments for the years ending December 31, 2024, 2025, 2026, 2027, 2028 and thereafter of $2.4 million, $2.6 million, $2.7 million, $2.8 million, $2.8 million, and $1.0 million, respectively, are not included in the table above.

Note 11 – Impairment, Restructuring and Other Charges
The following table details impairment, restructuring and other charges for each of the periods presented (in thousands):

	Year Ended December 31,
	2023	2022	2021
Asset impairment charges	$—	$12,102	$—
Restructuring and reorganization charges	—	7,514	4,878
Goodwill and intangible assets impairment	—	—	46,344
Impairment, restructuring and other charges	$—	$19,616	$51,222

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Our restructuring and reorganization costs and liabilities consist primarily of severance, transition and other related costs. The following table summarizes the cash-based restructuring and reorganization related liabilities (in thousands):

Balance at December 31, 2022	$366
Restructuring and reorganization charges	—
Payments	(366)
Balance at December 31, 2023	$—

Asset Impairments

For the year ended December 31, 2022, we recognized a non-cash, pre-tax asset impairment charge of $12.1 million related to the subleasing and vacating of several of our office spaces in the “Impairment, restructuring and other charges” line in our Consolidated Statements of Comprehensive Loss. The charge primarily consisted of $9.6 million of operating lease right-of-use assets impairment and $2.2 million of property, plant and equipment impairment.

Restructuring

In the first half of 2022, we eliminated 339 full-time positions, which represented approximately 14% of our workforce, primarily within our customer care and enrollment group, and to a lesser extent, in our marketing and advertising, technology and content, and general and administrative groups, and, as a result, recorded pre-tax restructuring charges of $6.2 million in the “Impairment, restructuring and other charges” line in our Consolidated Statements of Comprehensive Loss. In the second half of 2022, we incurred pre-tax restructuring charges of $1.3 million for additional eliminated positions. Substantially all of the restructuring charges have been settled in cash and no equity awards were modified. As of December 31, 2022, the restructuring accrual of $0.4 million was recorded in the “Other current liabilities” line in our Consolidated Balance Sheets. During the year ended December 31, 2023, we incurred no pre-tax restructuring charges. As of December 31, 2023, we had no restructuring accrual on our Consolidated Balance Sheets.

In September 2021, we announced the transition of our chief executive officer. Mr. Scott Flanders resigned as a member of our board of directors and chief executive officer, effective October 31, 2021. We recognized $2.4 million in severance costs related to his separation in 2021. Stock-based compensation expense for the year ended December 31, 2021 was impacted by a $4.1 million credit related to forfeited equity awards due to Mr. Flanders' separation, which was included in the “General and administrative” line in our Consolidated Statements of Comprehensive Loss.

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

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the year ended December 31, 2021, we performed an impairment analysis over our intangible assets. Our analysis included a recoverability test for definite-lived intangible assets and a comparison of carrying value to the estimated fair value. The fair value of our intangible assets as of December 31, 2021 was estimated using a market approach for certain indefinite-lived intangible assets as well as using the expected future cash flow approach for our definite-lived intangible assets. Based our assessment, we determined that the fair value of our Medicare segment was below the carrying value as of December 31, 2021 primarily due to the recent change in our market valuation and financial performance. Therefore, we recorded a $6.1 million impairment charge on our Consolidated Statements of Comprehensive Loss related to our intangible assets. No intangible asset impairment was identified during the years ended December 31, 2023 or 2022.

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

The Credit Agreement provides for a $70.0 million secured term loan credit facility. We incurred closing costs totaling $5.1 million, which were recorded as a direct deduction from the face amount of the loan on our Consolidated Balance Sheets. Total amortization of closing costs, or debt issuance costs, was $1.6 million and $1.3 million for the years ended December 31, 2023 and 2022, respectively, and is recorded in the “Interest expense” line in our Consolidated Statements of Comprehensive Loss. There were $2.2 million of unamortized issuance costs as of December 31, 2023. The carrying value of the term loan approximates the fair value, based on Level 2 inputs (observable market prices in less than active markets), as the interest rate is variable over the selected interest period and is similar to current rates at which we can borrow funds. The carrying value of the loan was $67.8 million as of December 31, 2023.

The Original Credit Agreement bore interest, at our option, at either a rate based on the LIBOR for the applicable interest period or a base rate, in each case plus a margin. The base rate was the highest of the prime rate, the federal funds rates plus 0.50% and one month adjusted LIBOR plus 1.00%. The margin was 7.50% for LIBOR loans and 6.50% for base rate loans. After the Amendment, the loans under the Credit Agreement bear interest, at our option, at either a rate based on the Adjusted Term SOFR or a base rate, in each case plus a margin. The base rate is the highest of the prime rate, the federal funds rate plus 0.50% and three-month Adjusted Term SOFR plus 1.00%. The margin is 7.50% for Adjusted Term SOFR loans and 6.50% for base rate loans. As of December 31, 2023, the interest rate was 13.15%. For the years ended December 31, 2023 and 2022, we incurred interest expense of $9.1 million and $5.9 million, respectively. We incurred no interest expense in relation to the Credit Agreement for the year ended December 31, 2021.

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

Financial covenants in the Credit Agreement require that we maintain Liquidity (as defined in the Credit Agreement) at or above $25.0 million as of the last calendar day of any month. The Credit Agreement also requires that the outstanding amount as of the last calendar day of any month be less than 50% of our total contract assets -

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
commissions receivable (i.e., both current and non-current commissions receivable). As of December 31, 2023, we were in compliance with our loan covenants.

On September 17, 2018, we entered into a $40.0 million credit agreement with RBC as administrative agent and collateral agent and incurred $1.2 million of issuance costs which were capitalized as part of other assets on our Consolidated Balance Sheets. On December 20, 2019, we amended our revolving credit facility agreement with RBC which increased the borrowing amount from $40.0 million to $75.0 million and incurred $0.5 million of issuance costs which were capitalized in “Other assets” on our Consolidated Balance Sheets. The maturity date was extended to December 20, 2022. Total amortization of debt issuance costs for the year ended December 31, 2021 was $0.4 million, which was recorded in the “Interest expense” line in our Consolidated Statements of Comprehensive Loss. As of December 31, 2021, the remaining balance of unamortized issuance costs was $0.4 million and we had no outstanding borrowings under our agreement with RBC. In the first quarter of 2022, in connection with entering into the Credit Agreement, we terminated our credit agreement with RBC and wrote off our remaining related debt issuance cost of $0.4 million. We had no outstanding borrowings under our agreement with RBC at the time of termination.

Note 13 – Income Taxes

The components of our loss before income taxes were as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
United States	$(31,972)	$(108,006)	$(125,876)
Foreign	1,377	1,617	986
Loss before income taxes	$(30,595)	$(106,389)	$(124,890)

The federal, state and foreign income tax benefit is summarized as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Current:
Federal	$—	$—	$—
State	68	514	858
Foreign	221	256	148
Total current	289	770	1,006
Deferred:
Federal	(2,164)	(16,382)	(20,696)
State	(506)	(2,055)	(825)
Foreign	—	—	—
Total deferred	(2,670)	(18,437)	(21,521)
Benefit from income taxes	$(2,381)	$(17,667)	$(20,515)

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The effective tax rate of our benefit from income taxes differs from the federal statutory rate as follows:

	Year Ended December 31,
	2023	2022	2021
Statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	2.8	2.1	0.4
Stock-based compensation shortfalls, net	(6.8)	(4.5)	(1.5)
Non-deductible stock-based compensation	(4.7)	(0.7)	(0.8)
Non-deductible lobbying expenses	(0.9)	(0.3)	(0.3)
Research and development credits	1.7	0.8	1.0
Changes in valuation allowance	(2.0)	(1.0)	(0.6)
Foreign income tax and income inclusion	(1.5)	(0.2)	(0.1)
Goodwill impairment	—	—	(2.4)
Other permanent differences	(1.8)	(0.6)	(0.3)
Effective tax rate	7.8%	16.6%	16.4%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, together with operating losses and tax credit carryforwards.

The tax effects of significant items comprising our deferred taxes as of December 31, 2023 and 2022 were as follows (in thousands):

	December 31, 2023	December 31, 2022
Deferred tax assets:
Net operating losses	$154,607	$154,832
Intangible assets	21,232	13,618
Research and development credits carryovers	12,493	11,384
Operating lease liabilities	8,458	10,015
Accruals and reserves	6,352	3,411
Stock-based compensation	1,283	1,387
Fixed assets	1,069	636
Other	2,279	1,093
Total deferred tax assets	207,773	196,376
Valuation allowance	(4,888)	(4,287)
Total deferred tax assets net of valuation allowance	202,885	192,089
Deferred tax liabilities:
Commissions receivable	(227,242)	(217,919)
Right-of-use assets	(5,330)	(6,529)
Total deferred tax liabilities	(232,572)	(224,448)
Net deferred tax liabilities	$(29,687)	$(32,359)

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

As of December 31, 2023, a valuation allowance of $4.9 million was recorded against California net deferred tax assets. The valuation allowance was recorded as a result of increased uncertainty regarding our future taxable income and a lack of sources of other taxable income to realize our net deferred tax assets in California. The remaining deferred tax assets are supported by the reversal of deferred tax liabilities.

The change in our valuation allowance is summarized as follows for the years ended (in thousands):

Deferred Tax Assets - Valuation Allowance	Balance at beginning of year	Provision for income taxes	Write-offs and Deductions	Balance at end of year
December 31, 2023	$4,287	$643	$(42)	$4,888
December 31, 2022	3,214	1,103	(30)	4,287
December 31, 2021	2,479	3,150	(2,415)	3,214

The net operating loss and tax credit carryforwards as of December 31, 2023 are summarized as follows (in thousands):

	Amount	Expires
Net operating losses, federal (with expiration)	$39,166	2034-2037
Net operating losses, federal (without expiration)	587,020	Indefinite
Net operating losses, state (with expiration)	408,112	2024-2043
Tax credits, federal	11,582	2024-2043
Tax credits, state	11,859	n/a

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

A reconciliation of the beginning and ending amount of our unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Beginning balance	$9,875	$8,551	$6,330
Additions for tax positions of prior years	—	162	646
Lapse of statute of limitations	(36)	(86)	(64)
Additions based on tax positions related to the current year	800	1,248	1,639
Ending balance	$10,639	$9,875	$8,551

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2023, the total amount of gross unrecognized tax benefits was $10.6 million, of which $9.4 million, if recognized, would affect our effective tax rate. As of December 31, 2022, the total amount of gross unrecognized tax benefits was $9.9 million, of which $8.7 million, if recognized, would affect our effective tax rate.
We record interest and penalties related to unrecognized tax benefits in benefit from income taxes. As of December 31, 2023, the amount accrued for estimated interest related to uncertain tax positions was immaterial. We did not record an accrual for penalties.

As of December 31, 2023, we had an immaterial amount related to tax positions for which it is reasonably possible that the statute of limitations will expire in various jurisdictions and income tax exams will close within the next 12 months.

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

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Our Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the guidelines established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2023. We reviewed the results of management’s assessment with our Audit Committee.

Ernst & Young LLP, our independent registered public accounting firm, has issued a report on the Company’s internal control over financial reporting as of December 31, 2023, which is presented below.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Opinion on Internal Control over Financial Reporting
We have audited eHealth, Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, eHealth, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2023 consolidated financial statements of the Company and our report dated February 29, 2024 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

San Francisco, California
February 29, 2024

ITEM 9B.OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

During our fiscal quarter ended December 31, 2023, no director or officer, as defined in Rule 16a-1(f) of the Exchange Act, adopted or terminated a “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408 of Regulation S-K.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning our directors, executive officers, compliance with Section 16(a) of the Exchange Act, and corporate governance required by this Item 10 of Form 10-K is incorporated by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after our fiscal year ended December 31, 2023.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K is incorporated herein by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after our fiscal year ended December 31, 2023.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of Form 10-K is incorporated herein by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after our fiscal year ended December 31, 2023.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 of Form 10-K is incorporated herein by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after our fiscal year ended December 31, 2023.

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 of Form 10-K is incorporated herein by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after our fiscal year ended December 31, 2023.

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

February 29, 2024

eHealth, Inc.

/s/ FRANCIS SOISTMAN	/s/ JOHN STELBEN
Francis Soistman Chief Executive Officer	John Stelben Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 29, 2024.

Signature	Title

/s/ FRANCIS SOISTMAN	Chief Executive Officer (Principal Executive Officer) and Director
Francis Soistman

/s/ JOHN STELBEN	Chief Financial Officer
John Stelben	(Principal Financial Officer)

/s/ JOHN DOLAN	Chief Accounting Officer
John Dolan	(Principal Accounting Officer)

/s/ ANDREA C. BRIMMER	Director
Andrea C. Brimmer

/s/ BETH A. BROOKE	Director
Beth A. Brooke

/s/ A. JOHN HASS	Director
A. John Hass

/s/ ERIN L. RUSSELL	Director
Erin L. Russell

/s/ CESAR M. SORIANO	Director
Cesar M. Soriano

/s/ AARON C. TOLSON	Director
Aaron C. Tolson

/s/ DALE B. WOLF	Director
Dale B. Wolf

EXHIBIT INDEX

Exhibit Number		Incorporation by Reference Herein
	Description of Exhibit	Form	Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant	Registration Statement on Form S-1, as amended (File No. 333-133526)	April 25, 2006
3.2	Amended and Restated Bylaws of the Registrant	Current Report on Form 8‑K (File No. 001-33071)	December 19, 2022
3.3	Certificate of Designations of Series A Preferred Stock, par value $0.001, of eHealth, Inc.	Current Report on Form 8‑K (File No. 001-33071)	May 3, 2021
4.1	Form of the Registrant’s Common Stock Certificate	Registration Statement on Form S-1, as amended (File No. 333-133526)	June 28, 2006
4.2	Description of Capital Stock	Annual Report on Form 10-K (File No. 001-33071)	March 1, 2022
10.1	Investment Agreement, dated as of February 17, 2021, by and between eHealth, Inc. and Echelon Health SPV, LP	Current Report on Form 8-K (File No. 001-33071)	February 18, 2021
10.2	Credit Agreement, dated February 28, 2022, by and among eHealth, Inc., Blue Torch Finance LLC and the other lenders identified therein	Current Report on Form 8-K (File No. 001-33071)	February 28, 2022
10.2.1	First Amendment to Credit Agreement, dated August 16, 2022, by and among eHealth, Inc., Blue Torch Finance LLC and the lenders identified therein	Current Report on Form 8-K (File No. 001-33071)	August 22, 2022
10.3*	Form of Indemnification Agreement	Annual Report on Form 10-K (File No. 001-33071)	February 26, 2021
10.4*	Executive Bonus Plan	Quarterly Report on Form 10-Q (File No. 001-33071)	November 7, 2017
10.5*	Employment Agreement, dated December 13, 2021, between Fran Soistman and eHealth, Inc.	Current Report on Form 8-K (File No. 001-33071)	December 17, 2021
10.6*	Severance Agreement, dated September 29, 2022 between Gavin Galimi and eHealth, Inc.	Annual Report on Form 10-K (File No. 001-33071)	March 1, 2023
10.7*	Severance Agreement, dated October 20, 2022 between John Stelben and eHealth, Inc.	Annual Report on Form 10-K (File No. 001-33071)	March 1, 2023
10.8*	Form of Deferral Election Form for Newly Eligible Individual with Existing Awards	Quarterly Report on Form 10-Q (File No. 001-33071)	November 6, 2015
10.9*	Form of Deferral Election Form for Eligible Individual for Award to be Granted in the Next Calendar Year	Quarterly Report on Form 10-Q (File No. 001-33071)	November 6, 2015
10.10*	Amended and Restated 2014 Equity Incentive Plan	Quarterly Report on Form 10-Q (File No. 001-33071)	November 8, 2022
10.10.1*	Form of Notice of Stock Option Grant and Stock Option Agreement (Time-Based Vesting) under the Amended and Restated 2014 Equity Incentive Plan	Registration Statement on Form S-8 (File No. 333-196675)	June 11, 2014
10.10.2*	Form of Notice of Stock Option Grant and Stock Option Agreement (People’s Republic of China) under the Amended and Restated 2014 Equity Incentive Plan	Registration Statement on Form S-8 (File No. 333-196675)	June 11, 2014
10.10.3*	Form of Notice of Stock Unit Grant and Stock Unit Agreement (Initial Director Grant) under the Amended and Restated 2014 Equity Incentive Plan	Quarterly Report on Form 10-Q (File No. 001-33071)	August 8, 2023
10.10.4*	Form of Notice of Stock Unit Grant and Stock Unit Agreement (Annual Director Grant) under the Amended and Restated 2014 Equity Incentive Plan	Quarterly Report on Form 10-Q (File No. 001-33071)	August 8, 2023

10.10.5*		Form of Notice of Stock Unit Grant and Stock Unit Agreement (Time-Based Vesting) under the Amended and Restated 2014 Equity Incentive Plan	Quarterly Report on Form 10-Q (File No. 001-33071)	August 9, 2021
10.10.6*		Form of Notice of Stock Unit Grant and Stock Unit Agreement (People’s Republic of China) under the Amended and Restated 2014 Equity Incentive Plan	Registration Statement on Form S-8 (File No. 333-196675)	June 11, 2014
10.10.7*		Form of Notice of Stock Option Grant and Stock Option Agreement (Performance-Based Vesting) under the Amended and Restated 2014 Equity Incentive Plan	Quarterly Report on Form 10-Q (File No. 001-33071)	August 8, 2016
10.10.8*		Form of Notice of Stock Unit Grant and Stock Unit Agreement (Performance-Based Vesting) under the Amended and Restated 2014 Equity Incentive Plan	Quarterly Report on Form 10-Q (File No. 001-33071)	August 8, 2016
10.11*		2020 Employee Stock Purchase Plan	Current Report on Form 8-K (File No. 001-33071)	June 15, 2020
10.12*		Amended and Restated 2021 Inducement Plan	Current Report on Form 8-K (File No. 001-33071)	October 5, 2022
10.12.1*		Form of Notice of Stock Option Grant and Stock Option Agreement (Time-Based Vesting) under the Amended and Restated 2021 Inducement Plan	Current Report on Form 8-K (File No. 001-33071)	September 23, 2021
10.12.2*		Form of Notice of Stock Unit Grant and Stock Unit Agreement (Time-Based Vesting) under the Amended and Restated 2021 Inducement Plan	Current Report on Form 8-K (File No. 001-33071)	September 23, 2021
10.12.3*		Form of Notice of Stock Option Grant and Stock Option Agreement (Performance-Based Vesting) under the Amended and Restated 2021 Inducement Plan	Current Report on Form 8-K (File No. 001-33071)	September 23, 2021
10.12.4*		Form of Notice of Stock Unit Grant and Stock Unit Agreement (Performance-Based) Vesting under the Amended and Restated 2021 Inducement Plan	Current Report on Form 8-K (File No. 001-33071)	September 23, 2021
21.1*		List of Subsidiaries	Annual Report on Form 10-K (File No. 001-33071)	March 19, 2018
23.1	†	Consent of Independent Registered Public Accounting Firm
31.1	†	Certification of Francis Soistman, Chief Executive Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	†	Certification of John Stelben, Chief Financial Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a‑14(a) and 15d‑14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	‡	Certification of Francis Soistman, Chief Executive Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	‡	Certification of John Stelben, Chief Financial Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97	†	Compensation Recovery Policy
101.INS	†	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	†	Inline XBRL Taxonomy Extension Schema Document
101.CAL	†	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	†	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	†	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	†	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		The cover page from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, formatted in Inline XBRL and contained in Exhibit 101

†    Filed herewith.
‡    Furnished herewith.
*    Indicates a management contract or compensatory plan or arrangement.