Form 10-Q
period 2024-03-31
eHealth, Inc.
filed 2024-05-07
CIK 1333493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of May 3, 2024 was 29,123,456 shares.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “expect,” “anticipate,” “believe,” “estimate,” “target,” “goal,” “project,” “hope,” “intend,” “plan,” “seek,” “continue,” “may,” “could,” “should,” “might,” “forecast,” “depends,” “predict,” “are positioned” and variations or the negative of such words and similar expressions are intended to identify such forward-looking statements. These statements include, among other things, statements regarding the following:

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

We have based these forward-looking statements on our current expectations about future events. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Our actual results may differ materially from those suggested by these forward-looking statements for various reasons, including our ability to retain existing members and enroll new members during the annual healthcare open enrollment period, the Medicare annual enrollment period, the Medicare Advantage open enrollment period and other special enrollment periods; changes in laws, regulations and guidelines, including in connection with healthcare reform or with respect to the marketing and sale of Medicare plans, such as the Policy and Technical Changes to the Medicare Advantage Program for Contract Year 2025, released by CMS on April 4, 2024; competition, including competition from government-run health insurance exchanges and other sources; the seasonality of our business and the fluctuation of our operating results; our ability to accurately estimate membership, lifetime value of commissions and commissions receivable; changes in product offerings among carriers on our ecommerce platform and changes in our estimated conversion rate of an approved member to a paying member and the resulting impact of each on our commission revenue; the concentration of our revenue with a small number of health insurance carriers; our ability to execute on our growth strategy and other business initiatives; changes in our management and key employees; our ability to hire, train, retain and ensure the productivity of licensed insurance agents, or benefit advisors, and other employees; exposure to security risks and our ability to safeguard the security and privacy of confidential data; our relationships with health insurance carriers; the success of our carrier advertising and sponsorship program; our success in marketing and selling health insurance plans and our unit cost of acquisition; our ability to effectively manage our operations as our business evolves and execute on our strategic initiatives; the need for health insurance carrier and regulatory approvals in connection with the marketing of Medicare-related insurance products; changes in the market for private health insurance; consumer satisfaction of our service and actions we take to improve the quality of enrollments; changes in member conversion rates; changes in commission rates; our ability to sell qualified health insurance plans to subsidy-eligible individuals and to enroll subsidy-eligible individuals through government-run health insurance exchanges; our ability to maintain and enhance our brand identity; our ability to derive desired benefits from investments in our business, including membership growth and retention initiatives; reliance on marketing partners; the impact of our direct-to-consumer mail, email, social media, telephone and television marketing efforts; timing of receipt and accuracy of commission reports; payment practices of health insurance carriers; dependence on our operations in China; the restrictions in our debt obligations; the restrictions in our investment agreement with our convertible preferred stock investor; our ability to raise additional capital; compliance with insurance, privacy, cybersecurity and other laws and regulations; the outcome of litigation in which we may from time to time be involved; the performance, reliability and availability of our information technology systems, ecommerce platform and underlying network infrastructure, including any new systems we may implement; public health crises, pandemics, natural disasters, changing climate conditions and other extreme events; general economic conditions, including inflation, recession, financial, banking and credit market disruptions; our ability to affectively administer our self-insurance program; and those identified under the heading “Risk Factors” in Part II, Item 1A of this report and those discussed in our other Securities and Exchange Commission filings. Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in this report are made only as of the date hereof. Except as required by applicable law, we do not undertake, and specifically decline, any obligation to update any of these statements or to publicly announce the results of any revisions to any forward-looking statements, whether as a result of new information, future events, changes in assumptions or otherwise.

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
•Our agreements with our lender and convertible preferred stock investor contain restrictions that impact our business and expose us to risks that could materially adversely affect our liquidity and financial condition.
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

EHEALTH, INC.
FORM 10-Q

PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
EHEALTH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, unaudited)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$174,986	$115,722
Short-term marketable securities	13,946	5,930
Accounts receivable	1,407	3,993
Contract assets – commissions receivable – current	203,013	244,663
Prepaid expenses and other current assets	11,006	12,044
Total current assets	404,358	382,352
Contract assets – commissions receivable – non-current	642,320	673,514
Property and equipment, net	4,228	4,864
Operating lease right-of-use assets	16,268	22,767
Restricted cash	3,090	3,090
Other assets	25,374	26,758
Total assets	$1,095,638	$1,113,345

Liabilities, convertible preferred stock and stockholders’ equity
Current liabilities:
Accounts payable	$6,287	$7,197
Accrued compensation and benefits	40,932	40,800
Accrued marketing expenses	9,404	20,340
Short term debt	68,196	—
Lease liabilities – current	7,206	7,070
Other current liabilities	14,019	3,131
Total current liabilities	146,044	78,538
Long-term debt	—	67,754
Deferred income taxes – non-current	28,305	29,687
Lease liabilities – non-current	26,285	28,333
Other non-current liabilities	4,789	4,949
Total liabilities	205,423	209,261
Commitments and contingencies (Note 8)
Convertible preferred stock	307,410	298,053
Stockholders’ equity:
Common stock	42	41
Additional paid-in capital	803,248	798,786
Treasury stock, at cost	(199,998)	(199,998)
Retained earnings (accumulated deficit)	(20,427)	7,284
Accumulated other comprehensive loss	(60)	(82)
Total stockholders’ equity	582,805	606,031
Total liabilities, convertible preferred stock and stockholders’ equity	$1,095,638	$1,113,345

The accompanying notes are an integral part of these condensed consolidated financial statements.

EHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands, except per share amounts, unaudited)

	Three Months Ended March 31,
	2024	2023
Revenue:
Commission	$80,927	$68,003
Other	12,037	5,720
Total revenue	92,964	73,723
Operating costs and expenses:
Marketing and advertising	38,737	32,869
Customer care and enrollment	32,901	25,071
Technology and content	13,305	14,353
General and administrative	19,619	24,324
Impairment, restructuring and other charges	6,313	—
Total operating costs and expenses	110,875	96,617
Loss from operations	(17,911)	(22,894)
Interest expense	(2,809)	(2,580)
Other income, net	2,391	1,988
Loss before income taxes	(18,329)	(23,486)
Benefit from income taxes	(1,345)	(3,608)
Net loss	(16,984)	(19,878)
Preferred stock dividends	(5,480)	(5,101)
Change in preferred stock redemption value	(5,247)	(3,069)
Net loss attributable to common stockholders	$(27,711)	$(28,048)

Net loss per share attributable to common stockholders:
Basic and diluted	$(0.96)	$(1.01)
Weighted-average number of shares used in per share amounts:
Basic and diluted	28,912	27,648
Comprehensive loss:
Net loss	$(16,984)	$(19,878)
Unrealized holding gain (loss) on available for sale debt securities, net of tax	(23)	13
Foreign currency translation adjustments	45	110
Comprehensive loss	$(16,962)	$(19,755)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, unaudited)

Three Months Ended March 31, 2024
	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance as of December 31, 2023	41,457	$41	$798,786	12,828	$(199,998)	$7,284	$(82)	$606,031
Issuance of common stock in connection with equity incentive plans	545	1	—	—	—	—	—	1
Repurchase of shares to satisfy employee tax withholding obligations	—	—	(1,256)	172	—	—	—	(1,256)
Dividends and accretion related to convertible preferred stock	—	—	—	—	—	(10,727)	—	(10,727)
Stock-based compensation	—	—	5,718	—	—	—	—	5,718
Other comprehensive income, net of tax	—	—	—	—	—	—	22	22
Net loss	—	—	—	—	—	(16,984)	—	(16,984)
Balance as of March 31, 2024	42,002	$42	$803,248	13,000	$(199,998)	$(20,427)	$(60)	$582,805

Three Months Ended March 31, 2023
	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance as of December 31, 2022	39,977	$40	$777,187	12,415	$(199,998)	$73,799	$(73)	$650,955
Issuance of common stock in connection with equity incentive plans	160	—	—	—	—	—	—	—
Repurchase of shares to satisfy employee tax withholding obligations	—	—	(428)	57	—	—	—	(428)
Dividends and accretion related to convertible preferred stock	—	—	—	—	—	(8,170)	—	(8,170)
Stock-based compensation	—	—	5,306	—	—	—	—	5,306
Other comprehensive income, net of tax	—	—	—	—	—	—	123	123
Net loss	—	—	—	—	—	(19,878)	—	(19,878)
Balance as of March 31, 2023	40,137	$40	$782,065	12,472	$(199,998)	$45,751	$50	$627,908

The accompanying notes are an integral part of these condensed consolidated financial statements.

EHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Three Months Ended March 31,
	2024	2023
Operating activities:
Net loss	$(16,984)	$(19,878)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	533	656
Amortization of internally developed software	3,873	4,589
Stock-based compensation expense	5,540	4,994
Deferred income taxes	(1,382)	(3,611)
Impairment charges	5,492	—
Other non-cash items	(75)	61
Changes in operating assets and liabilities:
Accounts receivable	2,586	1,605
Contract assets – commissions receivable	73,095	82,507
Prepaid expenses and other assets	460	(125)
Accounts payable	(937)	(1,493)
Accrued compensation and benefits	132	7,193
Accrued marketing expenses	(10,936)	(15,019)
Deferred revenue	8,080	(372)
Accrued expenses and other liabilities	1,284	(304)
Net cash provided by operating activities	70,761	60,803
Investing activities:
Capitalized internal-use software and website development costs	(2,286)	(2,164)
Purchases of property and equipment and other assets	(204)	(67)
Purchases of marketable securities	(13,797)	(22,009)
Proceeds from redemption and maturities of marketable securities	6,000	—
Net cash used in investing activities	(10,287)	(24,240)
Financing activities:
Repurchase of shares to satisfy employee tax withholding obligations	(1,255)	(428)
Principal payments in connection with leases	(4)	(11)
Net cash used in financing activities	(1,259)	(439)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	49	108
Net increase in cash, cash equivalents and restricted cash	59,264	36,232
Cash, cash equivalents and restricted cash at beginning of period	118,812	147,640
Cash, cash equivalents and restricted cash at end of period	$178,076	$183,872

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

Basis of Presentation – The accompanying Condensed Consolidated Balance Sheet as of March 31, 2024 and other condensed consolidated financial statements for the three months ended March 31, 2024 and 2023 are unaudited. The Condensed Consolidated Balance Sheet as of December 31, 2023 was derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the Securities and Exchange Commission on February 29, 2024. The accompanying financial statements and related notes should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K.

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

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2023 and include all adjustments necessary for the fair presentation of our financial position as of March 31, 2024 and December 31, 2023 and our results of operations for the periods presented. The results for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for any subsequent period or for the year ending December 31, 2024 and therefore, should not be relied upon as an indicator of future results.

Beginning in the first quarter of 2024, primarily as a result of vacating excess office space, we modified our methodology used in allocating certain expenses for the purpose of evaluating financial and segment performance and resource allocation. Specifically, we no longer allocate our facilities-related expenses, and as a result, these costs are now reported within the “General and administrative” line in our Condensed Consolidated Statements of Comprehensive Loss and within Corporate for our segment profit (loss). We have recast the Condensed

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Consolidated Statements of Comprehensive Loss and our segment profit (loss) for the prior period presented to conform to our current methodology. This resulted in a classification change of expenses from marketing and advertising, customer care and enrollment, and technology and content into general and administrative. Additionally, our segment profit (loss) no longer includes our facilities allocation to each of our segments and instead, these costs are included within Corporate. There was no impact to total operating costs and expenses, loss from operations, net loss or net loss per share attributable to common stockholders on our Condensed Consolidated Statements of Comprehensive Loss.

Significant Accounting Policies, Estimates and Judgments – The preparation of condensed consolidated financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported and disclosed in the condensed consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates, including those related to, but not limited to, the fair value of investments, the commissions we expect to collect for each approved member cohort, valuation allowance for deferred income taxes, provision for (benefit from) income taxes and the assumptions used in determining stock-based compensation. We base our estimates of the carrying value of certain assets and liabilities on historical experience and on various other assumptions that we believe to be reasonable. Actual results may differ from these estimates. There have been no material changes for the three months ended March 31, 2024 to our significant accounting policies discussed in our Annual Report on Form 10-K for the year ended December 31, 2023.

Recently Adopted Accounting Pronouncements

We did not adopt any new accounting pronouncements during the three months ended March 31, 2024.

Recently Issued Accounting Pronouncements Not Yet Adopted

Segment Reporting (Topic 280) — In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU updates reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of a segment’s profit or loss. The ASU is effective for fiscal years beginning after December 15, 2023 and interim periods beginning after December 15, 2024. Adoption of the ASU should be applied retrospectively to all prior periods presented in the financial statements and early adoption is permitted. We are currently evaluating the impact of adopting this ASU on our consolidated financial statements and related disclosures.

Income Taxes (Topic 740) — In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as additional disclosure on income taxes paid. The ASU is effective on a prospective basis for fiscal years beginning after December 15, 2024 for public entities and early adoption is permitted. We are currently evaluating the impact of adopting of this ASU on our consolidated financial statements and related disclosures.

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 2 – Revenue

Disaggregation of Revenue – The table below depicts the disaggregation of revenue by product and is consistent with how we evaluate our financial performance (in thousands):

	Three Months Ended March 31,
	2024	2023
Medicare
Medicare Advantage	$61,996	$54,121
Medicare Supplement	5,478	4,065
Medicare Part D	2,685	777
Total Medicare	70,159	58,963
Individual and Family (1)
Non-Qualified Health Plans	1,645	2,355
Qualified Health Plans	2,046	1,651
Total Individual and Family	3,691	4,006
Ancillary
Short-term	388	984
Dental	877	710
Vision	689	210
Other	734	518
Total Ancillary	2,688	2,422
Small Business	3,616	4,873
Commission Bonus and Other	773	(2,261)
Total Commission Revenue	80,927	68,003
Other Revenue
Sponsorship and Advertising Revenue	10,189	4,020
Other	1,848	1,700
Total Other Revenue	12,037	5,720
Total Revenue	$92,964	$73,723
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

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Commission revenue by segment is presented in the table below (in thousands):

	Three Months Ended March 31,
	2024	2023
Medicare
Commission revenue from members approved during the period	$69,752	$56,617
Net commission revenue from members approved in prior periods (1)	1,002	52
Total Medicare segment commission revenue	$70,754	$56,669
Employer and Individual
Commission revenue from members approved during the period	$5,677	$6,708
Commission revenue from renewals of small business members during the period	3,028	3,113
Net commission revenue from members approved in prior periods (1)	1,468	1,513
Total Employer and Individual segment commission revenue	$10,173	$11,334

Total commission revenue from members approved during the period	$75,429	$63,325
Commission revenue from renewals of small business members during the period	3,028	3,113
Total net commission revenue from members approved in prior periods (1)(2)	2,470	1,565
Total commission revenue	$80,927	$68,003
_____________

(1)These amounts reflect our revised estimates of cash collections for certain members approved prior to the relevant reporting period that are recognized as adjustments to revenue within the relevant reporting period. The net adjustment revenue includes both increases as well as reductions in revenue for certain prior period cohorts.
(2)The after-tax impact of total net commission revenue from members approved in prior periods for the three months ended March 31, 2024 and 2023 was $0.06 and $0.04 per basic and diluted share, respectively. The total reductions to revenue from members approved in prior periods were $0.5 million for the three months ended March 31, 2024. These reductions to revenue primarily relate to the Employer and Individual segment. There were no reductions to revenue from members approved in prior periods for the three months ended March 31, 2023.
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

Our cash, cash equivalents and restricted cash balances are summarized as follows (in thousands):

	March 31, 2024	December 31, 2023
Cash	$19,865	$7,114
Cash equivalents	155,121	108,608
Cash and cash equivalents	174,986	115,722
Restricted cash	3,090	3,090
Total cash, cash equivalents and restricted cash	$178,076	$118,812

As of March 31, 2024 and December 31, 2023, we had $3.1 million of restricted cash which was classified as a non-current asset on our Condensed Consolidated Balance Sheets. This amount collateralizes letters of credit related to certain lease commitments.

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Contract Assets and Accounts Receivable

We estimate an allowance for credit losses using relevant available information from internal and external sources, related to past events, current conditions and reasonable and supportable forecasts. Specifically, for the purpose of measuring the probability of default parameters, we utilize Capital IQ’s, Standard & Poor’s and Moody’s analytics. Our estimates of loss given default are determined by using our historical collections data as well as historical information obtained through our research and review of other insurance related companies. Our estimated exposure at default is determined by applying these internal and external data sources to our commissions receivable balances. As such, we apply an immediate reversion method and revert to historical loss information when computing our credit loss exposure. Credit loss expenses are assessed quarterly and included in the “General and administrative” line in our Condensed Consolidated Statements of Comprehensive Loss. There were no write-offs during the three months ended March 31, 2024 or for the year ended December 31, 2023.

The change in the allowance for credit losses is summarized as follows (in thousands):

	March 31, 2024	December 31, 2023
Beginning balance	$2,118	$2,398
Change in allowance	(251)	(280)
Ending balance	$1,867	$2,118

Our contract assets – commissions receivable activities, net of credit loss allowances, are summarized as follows (in thousands):

	Medicare Segment	E&I Segment	Total
Beginning balance at December 31, 2023	$847,332	$70,845	$918,177
Commission revenue from members approved during the period	69,752	5,677	75,429
Commission revenue from renewals of small business members during the period	—	3,028	3,028
Net commission revenue from members approved in prior periods	1,002	1,468	2,470
Cash receipts	(143,722)	(10,300)	(154,022)
Net change in credit loss allowance	230	21	251
Ending balance at March 31, 2024	$774,594	$70,739	$845,333

Credit Risk

Our financial instruments that are exposed to concentrations of credit risk principally consist of cash, cash equivalents, marketable securities, contract assets – commissions receivable and accounts receivable. We invest our cash and cash equivalents with major banks and financial institutions and, at times, such investments are in excess of federally insured limits. We also have deposits with major banks in China that are denominated in both U.S. dollars and Chinese Yuan Renminbi and are not insured by the U.S. federal government. The deposits in China were $3.9 million as of March 31, 2024. See Note 4 – Fair Value Measurements for additional information regarding our marketable securities.

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
We do not require collateral or other security for either our contract assets or accounts receivable. Carriers that represented 10% or more of our total contract assets – commissions receivable and accounts receivable balances are summarized as follows:

	March 31, 2024	December 31, 2023
Humana	28%	27%
UnitedHealthcare (1)	26%	26%
Aetna (1)	16%	16%
_____________

(1)Percentages include the carriers’ subsidiaries.

Prepaid Expenses and Other Current Assets – Our prepaid expenses and other current assets are summarized as follows (in thousands):

	March 31, 2024	December 31, 2023
Prepaid software and maintenance contracts	$5,876	$5,328
Prepaid licenses	2,007	2,739
Prepaid expenses	1,287	1,808
Prepaid insurance	849	1,436
Other current assets	987	733
Prepaid expenses and other current assets	$11,006	$12,044
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

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Our financial assets measured at fair value on a recurring basis are summarized below by their classification within the fair value hierarchy as follows (in thousands):

	March 31, 2024
	Carrying Value	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents
Money market funds	$17,010	$17,010	$—	$—	$17,010
Commercial paper	110,718	—	110,718	—	110,718
Agency bonds	27,393	—	27,393	—	27,393
Short-term marketable securities
Commercial paper	13,946	—	13,946	—	13,946
Total assets measured at fair value	$169,067	$17,010	$152,057	$—	$169,067

	December 31, 2023
	Carrying Value	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents
Money market funds	$11,576	$11,576	$—	$—	$11,576
Commercial paper	86,090	—	86,090	—	86,090
Agency bonds	10,942	—	10,942	—	10,942
Short-term marketable securities
Agency bonds	5,930	—	5,930	—	5,930
Total assets measured at fair value	$114,538	$11,576	$102,962	$—	$114,538

We endeavor to utilize the best available information in measuring fair value. Our money market funds are measured at fair value based on quoted prices in active markets and are classified as Level 1 within the fair value hierarchy. Our available for sale marketable securities, which include commercial paper and agency bonds with maturities of less than one year, are measured at fair value using quoted market prices to the extent available or alternative pricing sources and models utilizing market observable inputs and are classified as Level 2 within the fair value hierarchy. There were no transfers between the hierarchy levels during either of the three months ended March 31, 2024 or the year ended December 31, 2023.

The following table summarizes our cash equivalents and available for sale debt securities by contractual maturity (in thousands):

	As of March 31, 2024		As of December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in 1 year	$169,130	$169,067	$114,577	$114,538

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Unrealized gains and losses on available for sale debt securities that are not credit related are included in accumulated other comprehensive loss and summarized as follows (in thousands):

	March 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents
Money market funds	$17,010	$—	$—	$17,010
Commercial paper	110,773	—	(55)	110,718
Agency bonds	27,393	—	—	27,393
Short-term marketable securities
Commercial paper	13,954	—	(8)	13,946
Total	$169,130	$—	$(63)	$169,067

	December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents
Money market funds	$11,576	$—	$—	$11,576
Commercial paper	86,132	—	(42)	86,090
Agency bonds	10,940	2	—	10,942
Short-term marketable securities
Agency bonds	5,929	1	—	5,930
Total	$114,577	$3	$(42)	$114,538

As of March 31, 2024 and December 31, 2023, we had 41 and 20 securities, respectively, in a net unrealized loss position that were immaterial individually and in aggregate. We did not record any credit losses regarding our available for sale debt securities during the three months ended March 31, 2024 or the year ended December 31, 2023. We do not intend to sell these securities, and it is more likely than not that we will not be required to sell these securities before the recovery of their amortized cost basis. We recognized interest income of $2.2 million and $1.9 million for the three months ended March 31, 2024 and 2023, respectively.
Note 5 – Equity

2021 Inducement Plan – On September 22, 2021, the Company adopted an inducement plan (the “2021 Inducement Plan”), pursuant to which the Company reserved 0.4 million shares of its common stock (subject to customary adjustments in the event of a change in capital structure of the Company) to be used exclusively for grants of awards to individuals who were not previously employees or directors of the Company, other than following a bona fide period of non-employment, as an inducement material to the individual’s entry into employment with the Company within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules (“Nasdaq Rules”). In March 2022 and September 2022, the Company amended and restated its 2021 Inducement Plan to reserve an additional 0.5 million and 1.5 million shares of its common stock, respectively (as amended and restated, the “A&R 2021 Inducement Plan”). The 2021 Inducement Plan and its amendments were approved by our Board of Directors without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Rules, and the terms and conditions of the A&R 2021 Inducement Plan and awards to be granted thereunder are substantially similar to our stockholder-approved Amended and Restated 2014 Equity Incentive Plan. As of March 31, 2024, 2.0 million shares were issued under the A&R 2021 Inducement Plan.

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Stock Repurchase Programs – We had no stock repurchase activity during the three months ended March 31, 2024 or 2023 except for the repurchase of shares to satisfy employee tax withholding obligations. As of March 31, 2024 and 2023, we had a total of 13.0 million and 12.5 million shares, respectively, held in treasury. As of March 31, 2024 and 2023, we had 2.3 million and 1.8 million shares, respectively, in treasury that were previously surrendered by employees to satisfy tax withholding due in connection with the vesting of certain restricted stock units as well as 10.7 million shares previously repurchased under our past repurchase programs.

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

Stock-Based Compensation Expense – Our stock-based compensation expense is summarized as follows by award types for the periods presented below (in thousands):

	Three Months Ended March 31,
	2024	2023
Restricted stock units	$4,636	$4,073
Performance-based stock units	407	604
Common stock options	400	254
Employee stock purchase program	97	63
Total stock-based compensation expense	$5,540	$4,994
Related tax benefit recognized	$1,312	$1,170

The following table summarizes stock-based compensation expense by operating function for the periods presented below (in thousands):

	Three Months Ended March 31,
	2024	2023
Marketing and advertising	$644	$455
Customer care and enrollment	524	605
Technology and content	974	905
General and administrative	3,398	3,029
Total stock-based compensation expense	$5,540	$4,994
Amount capitalized for internal-use software	178	312
Total stock-based compensation	$5,718	$5,306
Note 6 — Convertible Preferred Stock

Pursuant to an investment agreement dated February 17, 2021 with Echelon Health SPV, LP (“H.I.G.”), an investment vehicle of H.I.G. Capital (the “H.I.G. Investment Agreement”), we issued and sold to H.I.G., in a private placement, 2,250,000 shares of Series A convertible preferred stock (the “Series A Preferred Stock”), par value $0.001 per share, at an aggregate purchase price of $225.0 million on April 30, 2021 (the “Closing Date”). We received $214.0 million in net proceeds from the private placement with H.I.G., net of sales commissions and certain transaction fees totaling $11.0 million. Our Series A Preferred Stock is considered temporary equity in our Condensed Consolidated Balance Sheets and we have determined there are no material embedded features that require recognition as a derivative asset or liability. The Series A Preferred Stock ranks senior to all other equity

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
securities of the Company with respect to dividend rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company.

Dividends – Dividends initially accrued on the Series A Preferred Stock daily at 8% per annum on the stated value of $100 per share (the “Stated Value”), and were payable in kind (“PIK”) beginning on June 30, 2021 through the second anniversary of the Closing Date. Subsequent to the second anniversary of the Closing Date, dividends continue to accrue at 8% per annum, with 6% PIK and 2% payable in cash in arrears beginning on June 30, 2023. Dividends compound semiannually and are PIK and payable in cash in arrears, as applicable, on June 30 and December 31 of each year (each a “Dividend Payment Date”). PIK dividends are cumulative and are added to the Accrued Value. “Accrued Value” means, as of any date, with respect to any share of Series A Preferred Stock, the sum of the Stated Value per share plus, on each Dividend Payment Date, on a cumulative basis, all PIK dividends that have accrued on such share but that have not previously been added to the Accrued Value. As of March 31, 2024 we have accrued $1.4 million for cash dividends as of March 31, 2024. The Series A Preferred Stock participates, on an as-converted basis, in all dividends paid to the holders of our common stock.

Conversion Rights – The Series A Preferred Stock is convertible at any time into common stock at a conversion rate equal to (i) the Accrued Value plus accrued PIK dividends that have not yet been added to the Accrued Value, (ii) divided by the conversion price as of the applicable conversion date (the “Conversion Price”). As of March 31, 2024, the Conversion Price is equal to $79.5861 per share. This Conversion Price is subject to further adjustment and the number of shares of common stock issuable upon conversion of the Series A Preferred Stock is subject to certain limitations, each as set forth in the Certificate of Designations of Series A Preferred Stock, as filed with the Secretary of State of the State of Delaware on April 30, 2021 (the “Certificate of Designations”).

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

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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

Covenants and Liquidity Requirements – As long as H.I.G. continues to own at least 30% of the Series A Preferred Stock originally issued to it in the private placement, the consent of H.I.G. will be required for the Company to incur certain indebtedness and to take certain other corporate actions as set forth in the H.I.G. Investment Agreement. In addition, the Company is required to maintain an Asset Coverage Ratio (as defined in the H.I.G. Investment Agreement) of at least 2.0x (the “Minimum Asset Coverage Ratio”), which increased to 2.5x in August of 2023. The first measurement date of the 2.5x Minimum Asset Coverage Ratio was September 30, 2023. Additionally, the H.I.G. Investment Agreement requires the Company to maintain a Minimum Liquidity Amount (as defined in the H.I.G. Investment Agreement) for certain periods that ranges from $65.0 million to $125.0 million. Failure to maintain the Minimum Asset Coverage Ratio or the Minimum Liquidity Amount as of the date or for the time period required by the H.I.G. Investment Agreement, for as long as H.I.G. continues to own at least 30% of the Series A Preferred Stock originally issued to it in the private placement, entitles H.I.G., subject to conditions and restrictions specified therein, to additional rights, including the right to nominate one additional member to the Company’s Board of Directors, the right to approve the Company’s annual budget, the right to approve hiring or termination of certain key executives and the right to approve the incurrence of certain indebtedness. As of September 30, 2023, we failed to maintain the Minimum Asset Coverage Ratio, which entitles H.I.G to the additional rights set forth above. On March 13, 2024, the Nominating and Corporate Governance Committee of our Board of Directors approved the appointment of a board observer designated by H.I.G. As of March 31, 2024, we were in compliance with the Minimum Liquidity Amount.

As of March 31, 2024, the estimated Series A Preferred Stock redemption value equals 135% of the Accrued Value per share as of the redemption date, plus accrued PIK dividends that have not yet been added to the Accrued Value, which is significantly in excess of the fair value of the common stock into which the Series A Preferred Stock is convertible as of March 31, 2024. We have elected to apply the accretion method to adjust the carrying value of the Series A Preferred Stock to its redemption value at the earliest date of redemption, April 30, 2027. Amounts recognized to accrete the Series A Preferred Stock to its estimated redemption value are treated as a deemed dividend and are recorded as a reduction to retained earnings. The estimated redemption value will vary in subsequent periods due to the redemption put right described above and we have elected to recognize such changes prospectively. No shares of Series A Preferred Stock have been converted, and the Series A Preferred Stock was convertible into 3.5 million shares of common stock as of March 31, 2024.

The following table summarizes the proceeds and changes to our Series A Preferred Stock (in thousands):

Gross proceeds	$225,000
Less: issuance costs	(10,975)
Net proceeds	$214,025

Balance as of December 31, 2023	$298,053
Accrued paid-in-kind dividends	4,110
Change in preferred stock redemption value	5,247
Balance as of March 31, 2024	$307,410

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

The following table sets forth the computation of basic and diluted net loss attributable to common stockholders per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2024	2023
Numerator:
Net loss attributable to common stockholders	$(27,711)	$(28,048)
Denominator:
Shares used in per share calculation – basic	28,912	27,648
Dilutive effect of common stock	—	—
Shares used in per share calculation – diluted	28,912	27,648
Net loss attributable to common stockholders per share – basic and diluted	$(0.96)	$(1.01)

For each of the three months ended March 31, 2024 and 2023, we had securities outstanding that could potentially dilute net loss per share, but the shares from the assumed conversion or exercise of these securities were excluded in the computation of diluted net loss per share as their effect would have been anti-dilutive. The number of weighted-average outstanding anti-dilutive shares that were excluded from the computation of diluted net loss per share consisted of the following (in thousands):

	Three Months Ended March 31,
	2024	2023
Convertible preferred stock	3,469	3,256
Restricted stock units	2,204	1,774
Performance-based stock units	97	98
Common stock options	218	226
Employee stock purchase program	8	41
Total	5,996	5,395

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

Our future minimum payments under non-cancellable contractual service and licensing obligations as of March 31, 2024 were as follows (in thousands):

For the Years Ending December 31,
2024 (remainder)	$3,784
2025	1,141
2026	—
2027	—
2028	—
Thereafter	—
Total	$4,925

Operating Leases

Refer to Note 10 – Leases for commitments related to our operating leases.

Self-Insurance

We provide comprehensive major medical benefits to our employees. Effective January 1, 2023, we began maintaining a substantial portion of our U.S. employee health insurance benefits on a self-insured basis with up to $0.3 million per individual per year and a maximum claim liability of $22.5 million. As a result, we record a self-insurance liability based on claims filed and an estimate of claims incurred but not yet reported. As of March 31, 2024 and December 31, 2023, we had a self-insurance liability balance of $2.0 million and $2.5 million, respectively, in the “Accrued compensation and benefits” line on our Condensed Consolidated Balance Sheet.

Contingencies

From time to time, we receive inquiries from governmental bodies and also may be subject to various legal proceedings and claims arising in the ordinary course of business. We assess contingencies to determine the degree of probability and range of possible loss for potential accrual in our condensed consolidated financial statements. An estimated loss contingency is accrued in the condensed consolidated financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Legal proceedings or other contingencies could result in material costs, even if we ultimately prevail, and we may from time to time enter into settlements to resolve such litigation. Legal costs incurred in connection with the resolution of claims, lawsuits and other contingencies generally are expensed as incurred. There were no material litigation-related accruals recorded during the three months ended March 31, 2024 or 2023. The following discussion is limited to the Company's material on-going legal proceedings:

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

On October 5, 2021, a third derivative lawsuit, captioned Badwal v. Flanders et al., Case No. 4:21-cv-07795 (N.D. Cal.) (the “Badwal” matter) was filed in the United States District Court for the Northern District of California. The Badwal complaint purports to assert a claim for breach of fiduciary duty, an insider trading claim, and violations of Section 14(a), 10(b) and 21D of the Exchange Act. The Badwal complaint seeks damages, declaratory relief, corporate governance measures, equitable and injunctive relief, restitution and disgorgement, and attorneys’ fees and costs. On November 29, 2021, the federal court consolidated the Chernet and Badwal matters under the caption In re eHealth, Inc. Stockholder Derivative Litigation (the “Federal Derivative Action”). On August 12, 2021, the court granted-in-part and denied-in-part defendants’ motion to dismiss the securities class action. In December 2021, the parties entered into a stipulation to further stay the Federal Derivative Action pending the appointment of a new lead plaintiff in the securities class action, which was so ordered by the court on December 14, 2021. As discussed above, on November 9, 2022, the court appointed a new lead plaintiff in the securities class action. On December 9, 2022, plaintiffs in the Federal Derivative Action filed a verified consolidated stockholder derivative complaint on behalf of the Company against certain current and former members of its Board of Directors and certain of its officers. The complaint alleges breaches of fiduciary duties, insider trading, and violations of Sections 14(a), 10(b) and 21D of the Exchange Act. The complaint seeks damages, declaratory relief, corporate governance measures, equitable and injunctive relief, restitution and disgorgement, and attorneys’ fees and costs. On January 3, 2023, pursuant to a joint stipulation, the court ordered all proceedings in the Federal Derivative Action stayed pending the resolution of the securities class action. On July 28, 2023, the Lincolnshire matter was stayed pending the resolution of the securities class action, pursuant to the parties’ stipulation. On January 10, 2024, the Court entered the parties’ stipulated order voluntarily dismissing the Federal Derivative Action. On February 29, 2024, the parties stipulated to the voluntary dismissal of the Lincolnshire matter, and on March 4, 2024, the Santa Clara County Court entered an order dismissing the matter without prejudice pursuant to the stipulation.
Note 9 – Segment and Geographic Information

Operating Segments

We report segment information based on how our chief executive officer, who is our CODM, regularly reviews our operating results, allocates resources and makes decisions regarding our business operations. We evaluate our business performance and manage our operations as two distinct operating segments: Medicare, and Employer and Individual. The performance measures of our segments include revenue and segment profit (loss). Please refer to Note 1 – Summary of Business and Significant Accounting Policies of the Notes to Consolidated Financial Statements in Part II, Item 8 of the Annual Report on Form 10-K for the year ended December 31, 2023 for our accounting policies relating to operating segments. Additionally, as indicated in Note 1 of this report, our

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
results below reflect our updated methodology used in allocating certain expenses beginning in the first quarter of fiscal 2024, and results from the prior period presented have been recast to conform with the current period presentation.

The results of our operating segments are summarized for the periods presented below (in thousands):

	Three Months Ended March 31,
	2024	2023
Revenue:
Medicare	$82,388	$61,834
Employer and Individual	10,576	11,889
Total revenue	$92,964	$73,723

Segment profit (loss):
Medicare	$8,309	$(586)
Employer and Individual	4,652	7,674
Segment profit	12,961	7,088
Corporate	(14,613)	(19,743)
Stock-based compensation expense	(5,540)	(4,994)
Depreciation and amortization	(4,406)	(5,245)
Impairment, restructuring and other charges	(6,313)	—
Interest expense	(2,809)	(2,580)
Other income, net	2,391	1,988
Loss before income taxes	$(18,329)	$(23,486)

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

Geographic Information

Our long-lived assets primarily consist of property and equipment, net and internally developed software. Our long-lived assets are attributed to the geographic location in which they are located. Long-lived assets by geographical area are summarized as follows (in thousands):

	March 31, 2024	December 31, 2023
United States	$27,432	$29,419
China	247	281
Total	$27,679	$29,700

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Significant Customers

Substantially all revenue for the three months ended March 31, 2024 and 2023 was generated from customers located in the United States. Carriers representing 10% or more of our total revenue are summarized as follows:

	Three Months Ended March 31,
	2024	2023
Humana	26%	24%
Aetna (1)	23%	6%
UnitedHealthcare (1)	15%	22%
____________

(1)Percentages include the carriers’ subsidiaries.
Note 10 – Leases

Our lease portfolio primarily consists of operating leases for office space and our leases have remaining lease terms of less than 2 years to 6 years. Certain of these leases have free or escalating rent payment provisions. We recognize lease expense on a straight-line basis over the terms of the leases, although actual cash payment obligations under certain of these agreements fluctuate over the terms of the agreements. Most leases include options to renew, and the exercise of these options is at our discretion.

Subsequent to becoming a remote first workplace in the third quarter of 2022, we executed several subleases of our office space in the United States. The subleases run through the remaining term of the primary leases. As of March 31, 2024, we expect to generate a total of $13.1 million in future sublease income through January 31, 2030. Sublease income is recorded on a straight-line basis as a reduction of lease expense in our Condensed Consolidated Statements of Comprehensive Loss.

We test right-of-use assets when impairment indicators are present in accordance with the asset impairment provisions of Accounting Standards Codification 360, Property, Plant and Equipment. As part of our fiscal 2024 cost savings initiatives, we reassessed our occupied leased office space to identify excess space to vacate and potentially sublease. We also reassessed current market conditions in our previously vacated leased office spaces which have not yet been subleased. As a result, we determined impairment indicators were present and we performed impairment testing of our right-of-use assets. We utilized an income approach to value the asset groups by performing a discounted cash flow analysis and determined that the net carrying values exceeded the estimated discounted future cash flows expected to be derived from the properties based on Level 3 inputs, including current sublease market rent, future sublease market conditions and the discount rate. This resulted in a $5.5 million impairment charge related to our operating lease right-of-use assets and property, plant and equipment, which was reflected in the “Impairment, restructuring and other charges” line in our Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2024. See Note 11 – Impairment, Restructuring and Other Charges for further discussion about our asset impairment charges.

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The components of operating lease costs for the three months ended March 31, 2024 and 2023 were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Operating lease expense	$1,737	$1,855
Operating sublease income	(576)	(577)
Total operating lease cost	$1,161	$1,278

Supplemental information related to our leases are as follows (dollars in thousands):

	Three Months Ended March 31,
	2024	2023
Cash paid for amounts included in the measurement of operating lease liabilities	$2,231	$2,102
	March 31, 2024	December 31, 2023
Weighted-average remaining lease term (in years) of operating leases	4.6	4.8
Weighted-average discount rate used to recognize operating lease right-of-use-assets	5.7%	5.7%

As of March 31, 2024, maturities of our operating lease liabilities are as follows (in thousands):

Year ending December 31,
2024 (remainder)	$6,663
2025	9,099
2026	7,594
2027	6,773
2028	4,998
Thereafter	3,204
Total lease payments (1)	$38,331
Less imputed interest	(4,840)
Total	$33,491
____________

(1)Non-cancellable sublease proceeds for the remainder of 2024 and the years ending December 31, 2025, 2026, 2027, 2028 and thereafter of $1.8 million, $2.6 million, $2.7 million, $2.8 million, $2.8 million, and $1.0 million, respectively, are not included in the table above.

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 11 — Impairment, Restructuring and Other Charges

The following table details impairment, restructuring and other charges for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2024	2023
Asset impairment charges	$5,492	$—
Restructuring and reorganization charges	821	—
Impairment, restructuring and other charges	$6,313	$—

Asset Impairment

For the three months ended March 31, 2024, we recognized a non-cash, pre-tax asset impairment charge of $5.5 million related to several of our leased office spaces in the “Impairment, restructuring and other charges” line in our Condensed Consolidated Statements of Comprehensive Loss. This charge was comprised of $5.1 million of operating lease right-of-use asset impairments and $0.4 million of property and equipment impairment. Refer to Note 10 – Leases for additional information related to our lease impairment charges.

Restructuring

Our restructuring and reorganization costs and liabilities consist primarily of severance, transition and other related costs. The following table summarizes the cash-based restructuring and reorganization related liabilities (in thousands):

Balance at December 31, 2023	$—
Restructuring and reorganization charges	821
Payments	(180)
Balance at March 31, 2024	$641

During the three months ended March 31, 2024, we recognized $0.8 million of pre-tax restructuring charges in the “Impairment, restructuring and other charges” line in our Condensed Consolidated Statements of Comprehensive Loss, primarily related to employee termination benefits as a result of our cost-reduction efforts. Substantially all of the restructuring charges are expected to be settled in cash and no equity awards were modified. As of March 31, 2024, we had a $0.6 million restructuring accrual on our Condensed Consolidated Balance Sheet.
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

The Credit Agreement provides for a $70.0 million secured term loan credit facility. We incurred closing costs totaling $5.1 million, which were recorded as a direct deduction from the face amount of the loan on our Condensed Consolidated Balance Sheets. Total amortization of closing costs, or debt issuance costs, was $0.4 million for the three months ended March 31, 2024 and 2023, and is recorded in the “Interest expense” line in our Condensed Consolidated Statements of Comprehensive Loss. There were $1.8 million of unamortized issuance costs as of March 31, 2024. The carrying value of the term loan approximates the fair value, based on Level 2 inputs (observable market prices in less than active markets), as the interest rate is variable over the selected interest period and is similar to current rates at which we can borrow funds. The carrying value of the loan was $68.2 million as of March 31, 2024.

The Original Credit Agreement bore interest, at our option, at either a rate based on the LIBOR for the applicable interest period or a base rate, in each case plus a margin. The base rate was the highest of the prime rate, the federal funds rates plus 0.50% and one month adjusted LIBOR plus 1.00%. The margin was 7.50% for LIBOR loans and 6.50% for base rate loans. After the Amendment, the loans under the Credit Agreement bear interest, at our option, at either a rate based on the Adjusted Term SOFR or a base rate, in each case plus a margin. The base rate is the highest of the prime rate, the federal funds rate plus 0.50% and three-month Adjusted Term SOFR plus 1.00%. The margin is 7.50% for Adjusted Term SOFR loans and 6.50% for base rate loans. As of March 31, 2024, the interest rate was 13.10%. For the three months ended March 31, 2024 and 2023 we incurred interest expense of $2.3 million and $2.2 million, respectively.

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

Financial covenants in the Credit Agreement require that we maintain Liquidity (as defined in the Credit Agreement) at or above $25.0 million as of the last calendar day of any month. The Credit Agreement also requires that the outstanding amount as of the last calendar day of any month be less than 50% of our total contract assets - commissions receivable (i.e., both current and non-current commissions receivable). As of March 31, 2024, we were in compliance with our loan covenants.
Note 13 – Income Taxes

The following table summarizes our benefit from income taxes and our effective tax rates for the periods presented below (in thousands, except effective tax rate):

	Three Months Ended March 31,
	2024	2023
Loss before income taxes	$(18,329)	$(23,486)
Benefit from income taxes	(1,345)	(3,608)
Effective tax rate	7.3%	15.4%

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

For the three months ended March 31, 2024, we recognized a benefit from income taxes of $1.3 million, representing an effective tax rate of 7.3%, which was lower than the statutory federal tax rate primarily due to stock-based compensation adjustments, non-deductible lobbying expenses and an increase in global intangible low-taxed income, partially offset by research and development credits and state taxes. For the three months ended March 31, 2023, we recognized a benefit from income taxes of $3.6 million, representing an effective tax rate of 15.4%, which was lower than the statutory federal tax rate primarily due to stock-based compensation adjustments and non-deductible lobbying expenses, partially offset by research and development credits and state taxes.

Assessing the realizability of our deferred tax assets is dependent upon several factors, including the likelihood and amount, if any, of future taxable income in relevant jurisdictions during the periods in which those temporary differences become deductible. We forecast taxable income by considering available positive and negative evidence, including our history of operating income and losses and our financial plans and estimates that we use to manage the business. These assumptions require significant judgment about future taxable income. As a result, the amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change. We continue to recognize our deferred tax assets as of March 31, 2024, as we believe it is more likely than not that such deferred tax assets will be realized, with the exception of certain net operating losses and credits for which there is increased uncertainty regarding our future taxable income and a lack of other sources of taxable income, which have a valuation allowance.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Please read the following discussion and analysis together with our condensed consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “Annual Report”). This discussion and analysis contains forward-looking statements, which involve risks and uncertainties. As a result of many factors, such as those described under “Cautionary Note Regarding Forward-Looking Statements,” “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report, our actual results may differ materially from those anticipated in these forward-looking statements.

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
Business Update

Our fiscal 2024 growth strategy focuses on pursuing deliberate enrollment and revenue growth, while diversifying our revenue streams, continuing to build out our unified omnichannel marketing engine, driving higher conversion rates on our platform and enhancing enrollment quality and member retention.

During the first quarter of 2024, we maintained the momentum we built during the most recent Annual Enrollment Period (“AEP”), and we delivered strong enrollment growth in both our core agency choice model (“Agency”) and dedicated carrier model (“Amplify”). This has been driven by our enhanced marketing strategies and the retention of our tenured benefit advisors. We have also continued to observe improvements in our constrained lifetime values (“LTV”) of approved members across all of our Medicare-related plans and have been executing on our fixed cost reduction efforts initiative to drive further profitability. In our Employer and Individual segment (“E&I”) we have been focused on implementing operational enhancements with a plan to resume enrollment growth in the fourth quarter.

We have progressed into the next phase of our retention strategy where we introduced additional initiatives, including updating our member onboarding experience, launching our loyalty program and personalized communications with our new and existing customers over a variety of channels meant to foster year-round awareness of eHealth and the services we provide. We have also developed targeted retention programs for audiences with higher propensity for attrition, which include coordinated marketing outreach and specialized training for our benefit advisors to cater to specific member needs. Additionally, we have built on our co-browsing technology to improve the interaction between our advisors and beneficiaries and began piloting this updated technology in the second quarter of 2024. We expect this feature to impact enrollment quality and sales efficiency.

For the three months ended March 31, 2024, we observed improvements in our operating cash flow as compared to the same period in the prior year. Additionally, we achieved positive trailing twelve-month operating cash flow of $3.3 million as of March 31, 2024, which exceeded our target of break-even cash flow for this period and was reflective of our enrollment growth from the most recent AEP as well as our business transformation plan that we completed in fiscal 2023.
Change in Expense Allocation Methodology

Beginning in the first quarter of 2024, primarily as a result of vacating excess office space, we modified our methodology used in allocating certain expenses for the purpose of evaluating financial and segment performance and resource allocation. Specifically, we no longer allocate our facilities-related expenses, and as a result, these costs are now reported within the “General and administrative” line in our Condensed Consolidated Statements of Comprehensive Loss and within Corporate for our segment profit (loss). We have recast the Condensed Consolidated Statements of Comprehensive Loss and our segment profit (loss) for the prior period presented to conform to our current methodology. This resulted in a classification change of expenses from marketing and advertising, customer care and enrollment, and technology and content into general and administrative. Additionally, our segment profit (loss) no longer includes our facilities allocation to each of our segments and instead, these costs are included within Corporate. There was no impact to total operating costs and expenses, loss from operations, net loss or net loss per share attributable to common stockholders on our Condensed Consolidated Statements of Comprehensive Loss.
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
•the number of approved members for Medicare-related, individual and family, small business and ancillary health insurance plans from whom we have received an initial commission payment; and
•the constrained LTV of approved members for Medicare-related, individual and family and ancillary health insurance plans we sell, as well as the estimated annual value of approved members for small business plans we sell.

Approved Members

Approved members represent the number of individuals on submitted applications that were approved by the relevant insurance carrier for the identified product during the current period. The applications may be submitted in either the current period or prior periods. Not all approved members ultimately become paying members.

The following table shows approved members by product for the periods presented:

	Three Months Ended March 31,		% Change
	2024	2023
Medicare
Medicare Advantage	65,750	60,451	9%
Medicare Supplement	6,182	4,585	35%
Medicare Part D	3,575	3,846	(7)%
Total Medicare	75,507	68,882	10%
Individual and Family	7,160	10,099	(29)%
Ancillary	13,950	16,656	(16)%
Small Business	1,642	1,939	(15)%
Total Approved Members	98,259	97,576	1%

Three Months Ended March 31, 2024 and 2023 – Total approved members grew 1% during the three months ended March 31, 2024 compared to the same period in 2023, driven by:

•a 10% growth in Medicare approved members, primarily due to an increased number of benefit advisors and increased variable marketing spend year-over-year, specifically contributing to a 9% increase in Medicare Advantage approved members;
•partially offset by a 29% and 15% decline in individual and family plan and small business health insurance approved members, respectively, primarily due to a decrease in volume as we focus on implementing operational enhancements with a plan to resume enrollment growth in our E&I segment in the fourth quarter; and
•a 16% decline in ancillary approved members due to declines in approved members across all ancillary insurance products that are typically cross-sold with new individual and family plan enrollments.

Estimated Constrained Lifetime Value of Commissions Per Approved Member

The following table shows our estimated constrained LTV of commissions per approved member by product for the periods presented below:

	Three Months Ended March 31,		% Change
	2024	2023
Medicare (1) (2)
Medicare Advantage	$952	$901	6%
Medicare Supplement	957	880	9%
Medicare Part D	237	202	17%
Individual and Family (1)
Non-Qualified Health Plans	385	400	(4)%
Qualified Health Plans	402	387	4%
Ancillary (1)
Short-term	184	187	(2)%
Dental	124	110	13%
Vision	84	70	20%
Small Business (1)	215	233	(8)%
__________

(1)Constrained LTV of commissions per approved member for Medicare, individual and family and ancillary plans represents commissions estimated to be collected over the estimated life of an approved member’s plan after applying constraints in accordance with our revenue recognition policy. Constrained LTV of commissions per approved member for small business represents the estimated commissions we expect to collect from the plan over the following twelve months. The estimate is driven by multiple factors, including but not limited to, contracted commission rates, carrier mix, estimated average plan duration, the regulatory environment, and cancellations of insurance plans offered by health insurance carriers with which we have a relationship and applied constraints. The constraints are applied to help ensure that commissions estimated to be collected over the estimated life of an approved member’s plan are recognized as revenue only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with future commissions receivable from the plan is subsequently resolved. These factors may result in varying values from period to period. For additional information on constrained LTV, see “Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2023.

(2)The constraints applied to the total estimated lifetime commissions we expect to receive for selling the plan after the carrier approves an application in order to derive the constrained LTV of commissions for approved members recognized were 7%, 9% and 7% for Medicare Advantage, Medicare Supplement and Medicare Part D, respectively, for the three months ended March 31, 2024 and 2023.

Three Months Ended March 31, 2024 and 2023 - The changes in constrained LTV of commissions per approved member consisted of:

•a 6% increase in Medicare Advantage plans, reflecting favorable carrier and contract mix;
•a 9% increase in Medicare Supplement plans, primarily due to an improved ratio of approved members who became paying members and favorable retention, partially offset by unfavorable carrier and contract mix;
•a 17% increase in Medicare Part D plans, primarily driven by favorable commission rates and improved retention;
•a 4% decrease in non-qualified plans, primarily driven by unfavorable retention trends in older cohorts, partially offset by favorable carrier and contract mix;
•a 4% increase in qualified plans, primarily driven by favorable carrier and contract mix, partially offset by unfavorable retention trends;
•a 13% and 20% increase in dental and vision plans, respectively, primarily driven by favorable carrier and contract mix; and
•an 8% decrease in small business plans, primarily due to unfavorable contract rates.

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

The following table shows estimated membership by product as of the periods presented below:

	As of March 31,		% Change
	2024	2023
Medicare (1)
Medicare Advantage	594,457	577,500	3%
Medicare Supplement	92,799	94,813	(2)%
Medicare Part D	187,534	212,183	(12)%
Total Medicare	874,790	884,496	(1)%

Individual and Family (1)	80,928	98,983	(18)%
Ancillary (1)	179,224	206,610	(13)%
Small Business (2)	45,084	47,531	(5)%
Total Estimated Membership	1,180,026	1,237,620	(5)%
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

March 31, 2024 compared to March 31, 2023 - Total estimated membership declined 5% as of March 31, 2024 compared to March 31, 2023 due to:

•a 1% decline in Medicare estimated membership year over year, driven by:
◦a 2% and 12% decline in Medicare Supplement and Medicare Part D plans, respectively;
◦partially offset by a 3% increase in Medicare Advantage plans, primarily due to an increase in Medicare Advantage approved applications year-over-year, and
•an 18%, 13% and 5% decline year-over-year in individual and family plan, ancillary plan and small business plan estimated membership, respectively, due to a decrease in approved applications as we focus on implementing operational enhancements with a plan to resume enrollment growth in our E&I segment in the fourth quarter.

Member Acquisition

Marketing initiatives are an important component of our strategy to increase revenue and are primarily designed to encourage consumers to complete an application for health insurance. We calculate and evaluate the customer care and enrollment (“CC&E”) cost per approved member and the variable marketing cost per approved member. We incur CC&E expenses in assisting applicants during the enrollment process. Variable marketing costs represent costs incurred in member acquisition from our direct marketing and marketing partner channels. Variable marketing costs exclude fixed overhead costs, such as personnel related costs, consulting expenses and other operating costs allocated to the marketing and advertising department.

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

The following table shows the CC&E expense per approved member and the variable marketing cost per approved member for the periods presented below:

	Three Months Ended March 31,		% Change
	2024	2023
Medicare
CC&E cost per MA-equivalent approved member (1)	$419	$349	20%
Variable marketing cost per MA-equivalent approved member (1)	415	396	5%
Total acquisition cost per MA-equivalent approved member	$834	$745	12%
Individual and Family Plan
CC&E cost per IFP-equivalent approved member (2)	$161	$112	44%
Variable marketing cost per IFP-equivalent approved member (2)	58	40	45%
Total acquisition cost per IFP-equivalent approved member	$219	$153	43%
__________________
(1)We calculate the number of MA-equivalent approved members by adding the total number of approved Medicare Advantage and Medicare Supplement members and 25% of the total number of approved Medicare Part D members during the periods presented.
(2)We calculate the number of IFP-equivalent approved members by adding the total number of approved qualified and non-qualified health plan members and 33% of the total number of short-term approved members during the periods presented.

Medicare

Three Months Ended March 31, 2024 and 2023 - Total acquisition cost per MA-equivalent approved member increased $89, or 12%, during the three months ended March 31, 2024 compared to the same period in 2023, driven by:

•a $70, or 20%, increase in CC&E cost per MA-equivalent approved member due to increased costs associated with a higher number of benefit advisors, including tenured advisors we retained subsequent to our most recent AEP, advisors who support our dedicated Amplify fulfillment model and retention staff to support our member engagement strategies, during the three months ended March 31, 2024 compared to the same period in 2023; and
•a $19, or 5%, increase in variable marketing cost per MA-equivalent approved member, primarily due to channel mix.

Individual and Family

Three Months Ended March 31, 2024 and 2023 - Total acquisition cost per IFP-equivalent approved member increased $66, or 43%, during the three months ended March 31, 2024 compared to the same period in 2023, driven by:

•a $49, or 44%, increase in CC&E cost per IFP-equivalent approved member due the overall decline in individual and family plan, ancillary and small business approved members; and
•an $18, or 45%, increase in variable marketing cost per IFP-equivalent approved member, primarily driven by the decline in approved members.

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
•Stock-Based Compensation; and
•Accounting for Income Taxes.

There have been no changes to our critical accounting policies and estimates described in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission on February 29, 2024, that have had a significant impact on our condensed consolidated financial statements and related notes. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023, for a complete discussion of our other critical accounting policies and estimates.

Results of Operations

The following table sets forth our operating results and related percentage of total revenue for the periods presented (dollars in thousands):

	Three Months Ended March 31,
	2024		2023
Revenue
Commission	$80,927	87%	$68,003	92%
Other	12,037	13%	5,720	8%
Total revenue	92,964	100%	73,723	100%
Operating costs and expenses (1)
Marketing and advertising	38,737	42%	32,869	45%
Customer care and enrollment	32,901	35%	25,071	34%
Technology and content	13,305	14%	14,353	19%
General and administrative	19,619	21%	24,324	33%
Impairment, restructuring and other charges	6,313	7%	—	—%
Total operating costs and expenses	110,875	119%	96,617	131%
Loss from operations	(17,911)	(19)%	(22,894)	(31)%
Interest expense	(2,809)	(3)%	(2,580)	(3)%
Other income, net	2,391	3%	1,988	3%
Loss before income taxes	(18,329)	(20)%	(23,486)	(32)%
Benefit from income taxes	(1,345)	(1)%	(3,608)	(5)%
Net loss	$(16,984)	(18)%	$(19,878)	(27)%
____________

(1)Operating costs and expenses include the following amounts of stock-based compensation expense (in thousands):

	Three Months Ended March 31,
	2024	2023
Marketing and advertising	$644	$455
Customer care and enrollment	524	605
Technology and content	974	905
General and administrative	3,398	3,029
Total stock-based compensation expense	$5,540	$4,994

Revenue

Our commission revenue, other revenue and total revenue are summarized as follows (dollars in thousands):

	Three Months Ended March 31,		Change
	2024	2023	$	%
Commission	$80,927	$68,003	$12,924	19%
% of total revenue	87%	92%
Other	12,037	5,720	6,317	110%
% of total revenue	13%	8%
Total revenue	$92,964	$73,723	$19,241	26%

Three Months Ended March 31, 2024 and 2023 – Commission revenue increased $12.9 million, or 19%, during the three months ended March 31, 2024 compared to the same period in 2023 due to:

•a $14.1 million, or 25%, increase in commission revenue from the Medicare segment driven by:
◦a 10% increase in overall Medicare plan approved members, specifically driven by increases in Medicare Advantage and Medicare Supplement plan approved members;
◦improved constrained LTV of commissions per approved member for all Medicare products; and
◦a net adjustment revenue from prior periods enrollments of $1.0 million during the three months ended March 31, 2024 compared to $0.1 million in the same period in 2023.
•a $1.2 million, or 10%, decrease in commission revenue from the E&I segment driven by:
◦a 29%, 16% and 15% decline in individual and family plan, ancillary product and small business approved members, respectively;
◦a 4% decrease in constrained LTV of commissions per approved member for non-qualified plans;
◦partially offset by a 4%, 13% and 20% increase in constrained LTV of commissions per approved member for qualified, dental and vision plans, respectively.

Other revenue increased $6.3 million, or 110%, during the three months ended March 31, 2024 compared to the same period in 2023 due to an increase in sponsorship revenue.

See Summary of Selected Metrics above and Segment Information below for further discussion.

Marketing and Advertising

Marketing and advertising expenses consist primarily of member acquisition expenses associated with our direct marketing and marketing partner member acquisition channels, in addition to compensation and other expenses related to marketing, business development, partner management, public relations and carrier relations personnel who support our offerings. Marketing and advertising expenses also include cost of revenue, which consists of payments related to health insurance plans sold to members who were referred to our website by marketing partners with whom we have revenue-sharing arrangements. We recognize expenses in our direct marketing acquisition channel in the period in which they are incurred, including in the period in which the consumer clicks on the advertisement for direct online channels. We generally compensate our marketing partners for referrals based on the consumer submitting a health insurance application on our platform, regardless of whether the consumer’s application is approved by the health insurance carrier, or for the referral of a Medicare-related lead to us by the marketing partner.

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

Our marketing and advertising expenses are summarized as follows (dollars in thousands):

	Three Months Ended March 31,		Change
	2024	2023	$	%
Marketing and advertising	$38,737	$32,869	$5,868	18%
% of total revenue	42%	45%

Three Months Ended March 31, 2024 and 2023 – Marketing and advertising expenses increased $5.9 million, or 18%, during the three months ended March 31, 2024 compared to the same period in 2023, primarily driven by a $4.0 million increase in variable advertising costs and a $1.1 million increase in fixed marketing costs as we returned to growth in our Medicare segment after completing our business transformation plan in fiscal 2023. The increase in variable advertising costs was primarily related to our direct marketing channels and reflects our plan to attract and retain beneficiaries in fiscal 2024.

Customer Care and Enrollment

Customer care and enrollment expenses primarily consist of compensation, benefits and licensing costs for personnel engaged in assistance to applicants who call our advisor enrollment center and for benefit advisors who assist applicants during the enrollment process.

Our customer care and enrollment expenses are summarized as follows (dollars in thousands):

	Three Months Ended March 31,		Change
	2024	2023	$	%
Customer care and enrollment	$32,901	$25,071	$7,830	31%
% of total revenue	35%	34%

Three Months Ended March 31, 2024 and 2023 – Customer care and enrollment expenses increased $7.8 million, or 31%, during the three months ended March 31, 2024 compared to the same period in 2023, primarily due to increases of $5.8 million in personnel costs, $0.9 million in higher licensing costs and $0.7 million in software subscription costs. The increase in personnel costs reflect the scaling of our agent force supporting our dedicated carrier efforts, retention of a greater number of licensed advisors subsequent to our most recent AEP to support enrollment growth planned for fiscal 2024 and expansion of our member retention efforts.

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

Our technology and content expenses are summarized as follows (dollars in thousands):

	Three Months Ended March 31,		Change
	2024	2023	$	%
Technology and content	$13,305	$14,353	$(1,048)	(7)%
% of total revenue	14%	19%

Three Months Ended March 31, 2024 and 2023 – Technology and content expenses decreased $1.0 million, or 7%, during the three months ended March 31, 2024 compared to the same period in 2023, primarily driven by a $0.7 million decrease in amortization of internally developed software and a $0.3 million decrease in other expenses.

General and Administrative

General and administrative expenses include compensation and benefits costs for personnel working in our executive, finance, investor relations, government affairs, legal, compliance, human resources, facilities and internal information technology departments. These expenses also include fees paid for outside professional services, tax, legal, government affairs and information technology fees.

Our general and administrative expenses are summarized as follows (dollars in thousands):

	Three Months Ended March 31,		Change
	2024	2023	$	%
General and administrative	$19,619	$24,324	$(4,705)	(19)%
% of total revenue	21%	33%

Three Months Ended March 31, 2024 and 2023 – General and administrative expenses decreased $4.7 million, or 19%, during the three months ended March 31, 2024 compared to the same period in 2023, primarily driven by a $2.8 million decrease in personnel and compensation costs, a $0.8 million decrease in consulting expenses and a $0.7 million decrease in software subscriptions and other expenses.

Impairment, Restructuring and Other Charges

Our impairment, restructuring and other charges consist primarily of severance, transition and other related costs and impairment charges. Our impairment, restructuring and other charges are summarized as follows (dollars in thousands):

	Three Months Ended March 31,		Change
	2024	2023	$	%
Impairment, restructuring and other charges	$6,313	$—	$6,313	*
% of total revenue	7%	—%
__________
* Percentage calculated is not meaningful.

Three Months Ended March 31, 2024 and 2023 – We incurred $6.3 million in impairment, restructuring and other charges for the three months ended March 31, 2024 compared to no impairment, restructuring and other charges for the three months ended March 31, 2023. These charges consisted of $5.5 million of impairment related to several of our leased office spaces, which was comprised of $5.1 million of operating lease right-of-use asset impairments and $0.4 million of property and equipment impairments. We also incurred $0.8 million of restructuring charges which primarily related to employee termination benefits as a result of our cost-reduction efforts during the first quarter of fiscal 2024.

Interest Expense

Interest expense primarily consists of interest expense and amortization of debt issuance costs related to our Credit Agreement. See Note 12 – Debt for additional information. Our interest expense is summarized as follows (dollars in thousands):

	Three Months Ended March 31,		Change
	2024	2023	$	%
Interest expense	$(2,809)	$(2,580)	$(229)	(9)%
% of total revenue	(3)%	(3)%

Three Months Ended March 31, 2024 and 2023 – Interest expense increased by $0.2 million, or 9%, primarily driven by a $0.2 million increase in debt interest expense as a result of higher interest rates.

Other Income, Net

Other income, net, primarily consisted of interest income and margin earned on commissions received from Medicare plan members transferred to us in 2010 through 2012 by a broker partner.

Our other income, net, is summarized as follows (dollars in thousands):

	Three Months Ended March 31,		Change
	2024	2023	$	%
Other income, net	$2,391	$1,988	$403	20%
% of total revenue	3%	3%

Three Months Ended March 31, 2024 and 2023 – Other income, net, was $2.4 million during the three months ended March 31, 2024, compared to other income, net, of $2.0 million during the three months ended March 31, 2023. The change was primarily due to a $0.2 million increase in interest income as a result of more favorable short-term investment rates.

Benefit from Income Taxes

Our benefit from income taxes is summarized as follows (dollars in thousands):

	Three Months Ended March 31,		Change
	2024	2023	$	%
Benefit from income taxes	$(1,345)	$(3,608)	$2,263	63%
Effective tax rate	7.3%	15.4%

Three Months Ended March 31, 2024 and 2023 – Our effective tax rate of 7.3% for the three months ended March 31, 2024 was lower than our 15.4% effective tax rate for the three months ended March 31, 2023 primarily due to fluctuations in stock-based compensation adjustments, non-deductible lobbying expenses and an increase in global intangible low-taxed income, partially offset by research and development credits and state taxes. Our effective tax rate for the three months ended March 31, 2024 was lower than the statutory federal tax rate due primarily to stock-based compensation adjustments and non-deductible lobbying expenses, partially offset by research and development credits and state taxes.
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

Marketing and advertising, customer care and enrollment, technology and content and general and administrative operating expenses that are directly attributable to a segment are reported within the applicable segment. Indirect marketing and advertising, customer care and enrollment, and technology and content operating expenses are allocated to each segment based on usage. Corporate consists of other indirect general and administrative operating expenses, excluding stock-based compensation expense, depreciation and amortization, which are managed in a corporate shared services environment and, since they are not the responsibility of segment operating management, are not allocated to the reportable segments and are instead reported within Corporate. Our results below reflect our updated methodology used in allocating certain expenses beginning in the first quarter of fiscal 2024, and results from the prior period presented have been recast to conform with the current period presentation.

The performance of each reportable segment is evaluated based on several factors, including revenue and segment profit (loss), which is calculated as total revenue for the applicable segment less direct and indirect allocated marketing and advertising, customer care and enrollment, technology and content and general and administrative operating expenses, excluding stock-based compensation expense, depreciation and amortization, impairment, restructuring and other charges, interest expense and other income (expense), net.

Our operating segment revenue and segment profit (loss) are summarized as follows (dollars in thousands):

	Three Months Ended March 31,		Change
	2024	2023	$	%
Revenue:
Medicare	$82,388	$61,834	$20,554	33%
Employer and Individual	10,576	11,889	(1,313)	(11)%
Total revenue	$92,964	$73,723	$19,241	26%

Segment profit (loss):
Medicare	$8,309	$(586)	$8,895	1,518%
Employer and Individual	4,652	7,674	(3,022)	(39)%
Segment profit	12,961	7,088	5,873	83%
Corporate	(14,613)	(19,743)	5,130	26%
Stock-based compensation expense	(5,540)	(4,994)	(546)	(11)%
Depreciation and amortization	(4,406)	(5,245)	839	16%
Impairment, restructuring and other charges	(6,313)	—	(6,313)	*
Interest expense	(2,809)	(2,580)	(229)	(9)%
Other income, net	2,391	1,988	403	20%
Loss before income taxes	$(18,329)	$(23,486)	$5,157	22%
__________
* Percentage calculated is not meaningful.

Medicare Segment

Three Months Ended March 31, 2024 and 2023 – Revenue from our Medicare segment increased $20.6 million, or 33%, during the three months ended March 31, 2024 compared to the same period in 2023, primarily attributable to a $14.1 million increase in commission revenue. The increase in Medicare segment commission revenue is primarily due to a $7.9 million increase in Medicare Advantage plan related commission revenue driven by 9% growth in Medicare Advantage plan approved members and improved constrained LTV of commissions per approved member for all Medicare products compared to the same period in the prior year as we executed on our transformation initiatives to optimize customer acquisition spend and ultimately grow profitability. Additionally, the Medicare segment had $1.0 million in net adjustment revenue from prior period enrollments for the three months ended March 31, 2024, compared to $0.1 million in net adjustment revenue for the same period in 2023.

Our Medicare segment profit was $8.3 million during the three months ended March 31, 2024, an improvement of $8.9 million, compared to a segment loss of $0.6 million for the same period in 2023. This increase was primarily driven by a $20.6 million increase in revenue from our Medicare segment, partially offset by an $11.7 million increase in operating expenses from our Medicare segment, excluding stock-based compensation expense, depreciation and amortization, impairment, restructuring and other charges, interest expense and other income, net. The increase in operating expenses was mostly attributable to continued implementation of our initiatives to attract and retain beneficiaries in fiscal 2024.

Employer and Individual Segment

Three Months Ended March 31, 2024 and 2023 – Revenue from our E&I segment decreased $1.3 million, or 11%, during the three months ended March 31, 2024 compared to the same period in 2023, primarily attributable to a $1.2 million decrease in commission revenue due to declines in individual and family plan, ancillary product and small business approved members as well as a decrease in constrained LTV of commissions per approved member for non-qualified plans, partially offset by an increase in LTV of commissions per approved member for qualified, dental and vision plans. The reduced volumes are a result of our focus on implementing operational enhancements in the E&I segment and we plan to return to enrollment growth in the fourth quarter of fiscal 2024.

Our E&I segment profit was $4.7 million during the three months ended March 31, 2024, a decrease of $3.0 million, or 39%, compared to segment profit of $7.7 million for the same period in 2023. The decrease was primarily driven by a $1.3 million decrease in our E&I segment revenue and a $1.7 million increase in our E&I segment operating expenses, excluding stock-based compensation expense, depreciation and amortization, impairment, restructuring and other charges, interest expense and other income, net. The increase in operating expenses was mostly attributable to investments in our operational enhancements for our E&I segment that are underway in fiscal 2024.
Liquidity and Capital Resources

As of March 31, 2024, we had cash, cash equivalents and short-term marketable securities of $188.9 million. During the three months ended March 31, 2024, we generated operating cash flow of $70.8 million as summarized below. We have historically financed our operations primarily through cash generated from our operations, equity issuances and debt financing. Our principal uses of cash in recent periods have been funding working capital, purchases of short-term investments, the satisfaction of tax withholding obligations in connection with the settlement of restricted stock units, making payments on our operating lease obligations and service and licensing obligations, and complying with our debt servicing requirements and preferred stock dividend payment obligations.

Cash and Cash Equivalents

Our cash, cash equivalents and short-term marketable securities are summarized as follows (in thousands):

	March 31, 2024	December 31, 2023
Cash and cash equivalents	$174,986	$115,722
Short-term marketable securities	13,946	5,930
Total cash, cash equivalents and short-term marketable securities	$188,932	$121,652

Cash equivalents, which are comprised of financial instruments with an original maturity of 90 days or less from the date of purchase, primarily consist of commercial paper, money market funds and agency bonds. We also maintained $3.1 million in restricted cash as of March 31, 2024 and December 31, 2023.

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

Short-term obligations were $8.5 million for leases and $4.3 million for service and licensing as of March 31, 2024. Long-term obligations were $29.8 million for leases and $0.6 million for service and licensing as of March 31, 2024. We expect to fund these obligations through our existing cash and cash equivalents and cash generated from operations.

Convertible Preferred Stock

Pursuant to an investment agreement dated February 17, 2021 with Echelon Health SPV, LP (“H.I.G.”) (the “H.I.G. Investment Agreement”), we issued and sold 2,250,000 shares of Series A convertible preferred stock (“Series A Preferred Stock”) at an aggregate purchase price of $225.0 million to H.I.G. in a private placement and received $214.0 million net proceeds on April 30, 2021. During 2023, we made cash dividend payments in the aggregate amount of $3.5 million and as of March 31, 2024, we have accrued $1.3 million for cash dividends. The H.I.G. Investment Agreement also provides certain redemption rights on or after April 2027. In addition, the Company is required to maintain an Asset Coverage Ratio (as defined in the H.I.G. Investment Agreement) of at least 2.5x, which increased from 2.0x in August 2023 (the “Minimum Asset Coverage Ratio”) and a Minimum Liquidity Amount (as defined in the H.I.G. Investment Agreement). Failure to maintain the Minimum Asset Coverage Ratio or the Minimum Liquidity Amount as of the date or the time period as required by the H.I.G. Investment Agreement, for as long as H.I.G. continues to own at least 30% of the Series A Preferred Stock originally issued to it in the private placement, entitles H.I.G., subject to the conditions and restrictions specified therein, to additional rights including, the right to nominate one additional member to the Company’s Board of Directors, the right to approve the Company’s annual budget, the right to approve hiring or termination of certain key executives and the right to approve the incurrence of certain indebtedness. See Note 6 — Convertible Preferred Stock in our Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information.

As of September 30, 2023, we failed to maintain the Minimum Asset Coverage Ratio, which entitles H.I.G. to the additional rights set forth above. On March 13, 2024, the Nominating and Corporate Governance Committee of our Board of Directors approved the appointment of a board observer designated by H.I.G. Our failure to maintain the Minimum Asset Coverage Ratio does not entitle H.I.G. to accelerate the redemption of the Series A Preferred Stock nor is it expected to materially impact our ability to generate and obtain adequate amounts of cash to meet our short-term or long-term requirements. As of March 31, 2024, we complied with the Minimum Liquidity Amount.

Term Loan Credit Agreement

On February 28, 2022, we entered into a term loan credit agreement providing for a $70.0 million secured term loan credit facility with Blue Torch Finance LLC, as administrative agent and collateral agent, and other lenders party thereto, which agreement was subsequently amended on August 16, 2022 (as amended, the “Credit Agreement”) to update our borrowing benchmark from LIBOR to SOFR. The Credit Agreement matures in February 2025. As part of the Credit Agreement, we incur a $0.3 million fee per annum, payable annually. The loans under the Credit Agreement bear interest, at our option, at either a rate based on the Adjusted Term SOFR or a base rate, in each case plus a margin. The base rate is the highest of the prime rate, the federal funds rate plus 0.50% and the three-month Adjusted Term SOFR plus 1.00%. The margin is 7.50% for Adjusted Term SOFR loans and 6.50% for base rate loans. As of March 31, 2024, the interest rate was 13.10%. For the three months ended March 31, 2024 and 2023, we incurred interest expense of $2.3 million and $2.2 million, respectively.

As of March 31, 2024, the carrying value of the loan under the Credit Agreement was $68.2 million and we were in compliance with our loan covenants. See Note 12 – Debt in our Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information regarding the Credit Agreement.

Availability and Use of Cash

We believe our current cash, cash equivalents and short-term marketable securities, including the proceeds from the equity financing we obtained on April 30, 2021 under the H.I.G. Investment Agreement and the term loan we obtained on February 28, 2022 under the Credit Agreement, and expected cash collections will be sufficient to fund our operations for at least 12 months after the filing date of this Quarterly Report on Form 10-Q as well as to refinance or select other alternatives based on market conditions for our term loan under our Credit Agreement that matures in February 2025.

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

Cash Activities

Our cash flows for the three months ended March 31, 2024 and 2023 are summarized as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Net cash provided by operating activities	$70,761	$60,803
Net cash used in investing activities	(10,287)	(24,240)
Net cash used in financing activities	(1,259)	(439)

Operating Activities

Net cash provided by operating activities primarily consists of net loss, adjusted for certain non-cash items, including, deferred income taxes, stock-based compensation expense, depreciation and amortization, amortization of internally developed software, impairment charges, other non-cash items, and the effect of changes in working capital and other activities.

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

Three Months Ended March 31, 2024 – Net cash provided by operating activities was $70.8 million during the three months ended March 31, 2024, primarily driven by changes in net operating assets and liabilities of $73.8 million and adjustments for non-cash items of $14.0 million, partially offset by a net loss of $17.0 million. Adjustments for non-cash items primarily consisted of $5.5 million of impairment charges, $5.5 million of stock-based compensation expense and $3.9 million of amortization of internally developed software, partially offset by a $1.4 million decrease due to the change in deferred income taxes. Cash provided by changes in net operating assets and liabilities during the three months ended March 31, 2024 primarily consisted of a decrease of $73.1 million in contract assets – commissions receivable and $2.6 million in accounts receivable and a $8.1 million increase in deferred revenue, partly offset by a decrease of $10.9 million in accrued marketing expenses.

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

Investing Activities

Our investing activities primarily consist of purchases and redemption of marketable securities, purchases of computer hardware and software to enhance our website and advisor enrollment center operations and capitalized internal-use software.

Three Months Ended March 31, 2024 – Net cash used in investing activities of $10.3 million for the three months ended March 31, 2024 mainly consisted of $13.8 million used to purchase marketable securities and $2.3 million in capitalized internal-use software and website development costs, partially offset by $6.0 million in proceeds from the maturities and redemptions of marketable securities.

Three Months Ended March 31, 2023 – Net cash used in investing activities of $24.2 million for the three months ended March 31, 2023 mainly consisted of $22.0 million used to purchase marketable securities and $2.2 million in capitalized internal-use software and website development costs.

Financing Activities

Three Months Ended March 31, 2024 – Net cash used in financing activities of $1.3 million for the three months ended March 31, 2024 was primarily due to $1.3 million in repurchases of shares to satisfy employee tax withholding obligations.

Three Months Ended March 31, 2023 – Net cash used in financing activities of $0.4 million for the three months ended March 31, 2023 was primarily due to $0.4 million in repurchases of shares to satisfy employee tax withholding obligations.

Seasonality

Open enrollment periods drive the seasonality of our business. A greater number of our Medicare plans are sold in the fourth quarter of each calendar year during the Medicare AEP, which occurs from October 15th to December 7th, when Medicare-eligible individuals are permitted to change their Medicare Advantage and Medicare Part D prescription drug coverage for the following year. As a result, we experience an increase in the number of approved applications during the fourth quarter and our Medicare plan-related commission revenue is highest in our fourth quarter. Additionally, our Medicare plan-related commission revenue is also elevated in the first quarter compared to the second and third quarters as a result of the Medicare Advantage open enrollment period that occurs from January 1st to March 31st. Any changes to or additional enrollment periods may change the seasonality of our business.

The majority of our individual and family health insurance plans are sold in the fourth quarter during the annual open enrollment period as prescribed under the federal Patient Protection and Affordable Care Act and related amendments in the Health Care and Education Reconciliation Act. In the states where the Federally Facilitated marketplace operates as the state health insurance exchange, individuals and families generally are not able to purchase individual and family health insurance outside of the annual enrollment period, unless they qualify for a special enrollment period as a result of certain qualifying events, such as losing employer-sponsored health insurance or moving to another state. Extended open enrollment or special enrollment periods may change the seasonality of our individual and family health insurance business.

We incur a significant portion of our marketing and advertising expense, which is directly correlated with the number of health insurance applications submitted on our ecommerce platforms, in the fourth quarter as a result of the Medicare AEP and the open enrollment period under the Affordable Care Act. Since our marketing and advertising costs are expensed and generally paid as incurred, and since commission revenue is recognized upon approval of a member but commission payments are paid to us over time, with a fixed, annual commission payment for new approved applications generally occurring after the plan becomes effective, our operating cash flows could be adversely impacted by a substantial increase in the volume of applications submitted during a quarter or positively impacted by a substantial decline in the volume of applications submitted during a quarter.

Full-time internal benefit advisors represent the majority of our telesales capacity. We plan to maintain our internal telesales benefit advisors year-round, net of natural attrition, and expect to increase our internal benefit advisors’ utilization outside of the enrollment periods by expanding our offerings of ancillary products and carrier call center outsourcing programs. We typically begin ramping our telesales capacity during the second quarter, in preparation for the fourth quarter AEP. The magnitude of new agent hiring is driven by our enrollment growth goals for that year. Our customer care and enrollment expenses are typically highest in the fourth quarter and lowest in the second quarter.
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

Our cash, cash equivalents, short-term marketable securities and restricted cash are summarized as follows (in thousands):

	March 31, 2024	December 31, 2023
Cash and cash equivalents (1) (2)	$174,986	$115,722
Short-term marketable securities (2)	13,946	5,930
Restricted cash	3,090	3,090
Total cash, cash equivalents, short-term marketable securities and restricted cash	$192,022	$124,742
_________________

(1)We deposit our cash and cash equivalents in accounts with major banks and financial institutions and such deposits are in excess of federally insured limits. We also have deposits with major banks in China that are denominated in both U.S. dollars and Chinese Yuan Renminbi and are not insured by the U.S. federal government.
(2)See Note 4 – Fair Value Measurements in our Notes to Condensed Consolidated Financial Statements for additional information on our cash and cash equivalents and marketable securities.

Our portfolio of available for sale debt securities is exposed to credit and interest rate risk. As of March 31, 2024, we invested $13.9 million in marketable securities primarily consisting of commercial paper and agency bonds. The maturities of these securities were less than one year. See Note 4 – Fair Value Measurements in our Notes to Condensed Consolidated Financial Statements for further discussion on our available for sale debt securities.

Our total contract assets and accounts receivable are summarized as follows (in thousands):

	March 31, 2024	December 31, 2023
Contract assets – commissions receivable – current	$203,013	$244,663
Contract assets – commissions receivable – non-current	642,320	673,514
Accounts receivable	1,407	3,993
Total contract assets and accounts receivable	$846,740	$922,170

As of March 31, 2024, our net contract assets – commissions receivable balance was $845.3 million. Our contracts with carriers expose us to credit risk that a financial loss could be incurred if the counterparty does not fulfill its financial obligation. While we are exposed to credit losses due to the non-performance of our counterparties, we consider this risk to be remote. We estimate our maximum credit risk in determining the contract assets – commissions receivable balance recognized on the balance sheet. We had allowances for credit losses of $1.9 million and $2.1 million as of March 31, 2024 and December 31, 2023, respectively.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The termination of our relationship with a health insurance carrier, the reduction of commission rates, or the amendment of or change in our relationship with a carrier has in the past reduced, and may in the future reduce, the variety, quality and affordability of health insurance plans we offer, cause a loss of commission payments, including commissions for past and/or future sales, cause a reduction in the estimated constrained lifetime values (“LTVs”) we use for revenue recognition purposes, result in a loss of existing and potential members, adversely impact our profitability or have other adverse impacts, which could harm our business, operating results and financial condition. Health insurance carriers may also determine to exit certain states or markets, change benefit offerings, or increase premiums to a significant degree, which could cause our members’ health insurance plans to be terminated or our members to purchase new health insurance plans or determine not to pay for health insurance at all. If we lose these members, our business, operating results and financial condition could be harmed.

We derive a significant portion of our revenue from a small number of health insurance carriers, and any impairment of our relationship with them or impairment of their business could adversely affect our business, operating results and financial condition.

Our revenue has been concentrated in a small number of health insurance carriers and we expect that a small number of health insurance carriers will continue to account for a significant portion of our revenue for the foreseeable future. For example, Humana, Aetna and UnitedHealthcare accounted for 26%, 23%, and 15%, respectively, of our total revenue for the three months ended March 31, 2024, and accounted for 24%, 6%, and 22%, respectively, of our total revenue for the three months ended March 31, 2023. As discussed elsewhere in this Risk Factors section, our contractual relationships with health insurance carriers are typically non-exclusive and terminable on short notice by either party for any reason. In particular, given the concentration of our Medicare plan sales in a small number of carriers, if we lose a relationship with a health insurance carrier to market their Medicare plans, even temporarily, or if the health insurance carrier loses its Medicare product membership or their ability to conduct business is otherwise impaired, our business, operating results and financial condition could be harmed.
If we are unable to successfully attract and convert qualified prospects into members for whom we receive commissions, our business, operating results and financial condition would be harmed.

We derive our revenues primarily from commission payments paid to us by health insurance carriers for Medicare-related health insurance and individual and family health insurance plans that have been purchased by members through our services. Our business success depends in large part on our ability to attract qualified prospects into our enrollment platform and provide a relevant and reliable experience in a cost-effective manner to convert such prospects into paying members for whom we receive commissions. We employ different marketing channels and may from time to time adjust our member acquisition strategy to attract visitors to our website and communicate with customers who contact our advisor enrollment centers. If our ability to market and sell Medicare-related health insurance and individual and family health insurance is constrained during the Medicare or individual and family health insurance enrollment periods for any reason, such as technology failures, interruptions in the operation of our ecommerce or telephony platforms, reduced allocation of resources, delayed, reduced, or ineffective delivery of marketing, or any inability to timely employ, license, train, certify and retain our employees to sell health insurance, we could acquire fewer members, suffer a reduction in our membership, and our business, operating results and financial condition could be harmed. Our business may also be adversely affected by changes in the mix of products and services that we offer on our platform, changes in the mix of consumers who are referred to us through our direct marketing, marketing partners and strategic partner marketing member acquisition channels, including the quality of sales leads, and by seasonal influences. In addition, adverse market events or economic conditions, such as changes in inflation or unemployment levels, or political events such as elections, could impact consumer behavior and demand for health insurance. If more consumers decide to delay enrollment or decrease or discontinue coverage under plans sold through us, our business, operating results and financial condition would be adversely affected.

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

The marketing and sale of health insurance plans, including Medicare plans, are subject to numerous, complex, and frequently changing laws, regulations and guidelines at the federal and state level. Compliance with these evolving laws and regulations may involve significant costs, cause significant delays in our ability to go to market with new marketing and product initiatives and strategies or require changes in our business practices, which could have an adverse impact on our business, operating results and financial condition. Non-compliance could also harm our business, operating results and financial condition. It also may result in fines, damages, prohibitions on the conduct of our business, and damage to our reputation. In particular, the marketing and sale of Medicare Advantage and Medicare Part D prescription drug plans are principally regulated by CMS but are also subject to state laws. The marketing and sale of Medicare Supplement plans are principally regulated on a state-by-state basis by state departments of insurance. The laws and regulations applicable to the marketing and sale of Medicare plans are numerous, ambiguous and complex, and, particularly with respect to regulations and guidance issued by CMS for Medicare Advantage and Medicare Part D prescription drug plans, change frequently. We have altered, and likely will have to continue to alter, our marketing and sales process to comply with these laws, regulations and guidelines.

Health insurance carriers whose Medicare plans we sell approve our websites, our advisor enrollment center call scripts and a large portion of our marketing materials. We must receive these approvals in order for us to market and sell Medicare plans to Medicare-eligible individuals as an insurance agent. We are also required to file many of these materials on a regular basis with CMS. In addition, certain aspects of our Medicare plan marketing partner relationships have been in the past, and will be in the future, subjected to CMS and health insurance carrier review. CMS, state departments of insurance or health insurance carriers may decide to object to or not to approve aspects of our online platforms, sales function or marketing material and processes and may determine that certain existing aspects of our Medicare-related business are not in compliance with legal requirements. CMS scrutinizes health insurance carriers whose Medicare plans we sell, and those health insurance carriers may be held responsible for actions that we, our agents and our partners take, including our marketing materials and actions that lead to complaints or disenrollment. We expect that health insurance carriers will be increasingly evaluating broker performance based on quality of their enrollments, including complaints, retention rates, customer satisfaction and volumes. As a result, health insurance carriers may terminate their relationship with us, or they may require us to take other corrective action if our Medicare product sales, marketing and operations are not in compliance or give rise to too many complaints. The termination of or change in our relationship with health insurance carriers could reduce the products we are able to offer, could result in the loss of commissions for past and future sales and could otherwise harm our business, operating results and financial condition. Changes to the laws, regulations and guidelines relating to the sale of health insurance plans and related products and services, their interpretation or the manner in which they are enforced could impact the manner in which we conduct our business, our ecommerce platforms or our sale of Medicare plans and other products, or we could be prevented from operating certain aspects of our revenue-generating activities altogether, which would harm our business, operating results and financial condition. We have received, and may in the future receive, inquiries from CMS or state departments of insurance regarding our marketing and business practices and compliance with laws and regulations. Inquiries and proceedings initiated by the government could adversely impact our health insurance licenses, require us to pay fines, require us to modify marketing and business practices, result in litigation and otherwise harm our business, operating results and financial condition.

In April 2023, CMS released final versions of the rules initially proposed in December 2022. The finalized rules, among other things, require us and our partners to provide to consumers additional disclaimers that may direct them away from our enrollment platform and towards government owned or operated enrollment channels or other platforms, add complications to the Medicare marketing material filing and review process, increase CMS and insurance carrier monitoring of third party marketing organizations (“TPMOs”) such as us, add requirements on agents enrolling beneficiaries in Medicare plans, limit marketing of plan benefits and cost savings, require lengthy new disclosures that make certain forms of marketing infeasible, potentially require a 48-hour waiting period between initial contact with a beneficiary and enrolling that beneficiary in certain circumstances, and limit the time we may contact beneficiaries about Medicare plan options to six months after the beneficiary gives us permission for such contact. These additional requirements could impede or otherwise harm our business, operating results and financial condition. There may be further potential impact on the business upon the release of any new guidance and sub-regulatory guidance or changes in their interpretation.

In April 2024, CMS released final versions of the rules (“CY 2025 Final Rules”) proposed in December 2023 related to, among other things, reducing agent and broker payment amounts and regulating contractual terms with Medicare Advantage and Medicare Part D prescription drug plans and dual eligible special needs plans enrollments. The CY 2025 Final Rules also finalized provisions requiring certain documentation and consent regarding the collection and sharing of personal data with other TPMOs, concepts which initially had been proposed in April 2023. If, and to the extent that, the CY 2025 Final Rules are determined to apply to our operations, or we receive further guidance that is adverse to our operations, our business, operating results and financial condition could be impeded or otherwise harmed.

Also in December 2023, the FCC released a new ruling, likely to become effective around March 2025, which would require “one-to-one” consent under the Telephone Consumer Protection Act (“TCPA”), allow blocking of “red flagged” robotexting numbers, codify do-not-call rules for texting, and encourage an opt-in approach for delivering email-to-text messages. These additional requirements may impact the viability of partnerships that we use for marketing efforts and could impede or otherwise harm our business, operating results and financial condition.

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

In the ordinary course of operating our business, we and our health insurance carrier partners have received complaints that the information we provided was not accurate or was misleading. We have received, and may in the future receive, inquiries from health insurance carriers, CMS, state departments of insurance, regulators or other legislative bodies regarding our marketing and business practices and compliance with laws and regulations. We typically respond to these inquiries by explaining how we believe we are in compliance with relevant regulations, or we may modify our practices in connection with the inquiry. For example, we received a letter from the Committee on Finance of the United States Senate in January 2024 requesting information relating to our business practices related to lead generation, marketing and enrollment in Medicare Advantage health plans. These types of inquiries and associated claims could be time-consuming and expensive to address, could divert our management’s attention and other resources, could impact our relationships with health insurance carriers and could cause a loss of confidence in our services. As a result, whether or not we are able to successfully resolve these claims, they could harm our business, operating results and financial condition.

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

On February 17, 2021, we entered into an investment agreement with Echelon Health SPV, LP (“H.I.G.”), pursuant to which H.I.G. purchased 2.25 million shares of Series A convertible preferred stock (“Series A Preferred Stock”) for an aggregate price of $225 million (the “H.I.G. Investment Agreement”). The H.I.G. Investment Agreement contains certain negative operating covenants that will remain in effect for so long as H.I.G. continues to own at least 30% of the shares of Series A Preferred Stock originally issued to it. the Company is required to maintain an Asset Coverage Ratio (as defined in the H.I.G. Investment Agreement) of at least 2.0x, calculated on a quarterly basis, which increased to 2.5x in August of 2023 (the “Minimum Asset Coverage Ratio”). The first measurement date of the 2.5x Minimum Asset Coverage Ratio was September 30, 2023. Additionally, the H.I.G. Investment Agreement requires the Company to maintain a Minimum Liquidity Amount (as defined in the H.I.G. Investment Agreement) for certain periods that ranges from $65.0 million to $125.0 million. As of December 31, 2023, we were in compliance with the Minimum Liquidity Amount. However, we have not met the Minimum Asset Coverage Ratio since the September 30, 2023 measurement date. Failure to maintain the Minimum Asset Coverage Ratio or the Minimum Liquidity Amount as of the date or the time period required by the H.I.G. Investment Agreement, for as long as H.I.G. continues to own at least 30% of the Series A Preferred Stock originally issued to it in the private placement, entitles H.I.G., subject to conditions and restrictions specified therein, to additional rights, including the right to nominate one additional member to our Board of Directors, the right to approve our annual budget, the right to approve the hiring or termination of certain key executives and the right to approve the incurrence of certain indebtedness. On March 13, 2024, the Nominating and Corporate Governance Committee of our Board of Directors approved the appointment of a board observer designated by H.I.G.

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

Exhibit Number			Incorporation by Reference Herein
		Description of Exhibit	Form	Date
31.1	†	Certification of Francis Soistman, Chief Executive Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	†	Certification of John Stelben, Chief Financial Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	‡	Certification of Francis Soistman, Chief Executive Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	‡	Certification of John Stelben, Chief Financial Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	†	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	†	Inline XBRL Taxonomy Extension Schema Document
101.CAL	†	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	†	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	†	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	†	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		The cover page from the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2024, formatted in Inline XBRL and contained in Exhibit 101
†    Filed herewith.
‡    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EHEALTH, INC.
Date:	May 7, 2024	/s/ Francis Soistman
Francis Soistman Chief Executive Officer (Principal Executive Officer)

Date:	May 7, 2024	/s/ John Stelben
John Stelben Chief Financial Officer (Principal Financial Officer)