Form 10-Q
period 2024-06-30
eHealth, Inc.
filed 2024-08-07
CIK 1333493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of August 2, 2024 was 29,405,418 shares.

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
•our expectations regarding our operational initiatives, including our Agency and Amplify fulfillment models;
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

We have based these forward-looking statements on our current expectations about future events. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Our actual results may differ materially from those suggested by these forward-looking statements for various reasons, including our ability to retain existing members and enroll new members during the annual healthcare open enrollment period, the Medicare annual enrollment period, the Medicare Advantage open enrollment period and other special enrollment periods; changes in laws, regulations and guidelines, including in connection with healthcare reform or with respect to the marketing and sale of Medicare plans, such as the Policy and Technical Changes to the Medicare Advantage Program for Contract Year 2025, released by CMS on April 4, 2024; competition, including competition from government-run health insurance exchanges and other sources; the seasonality of our business and the fluctuation of our operating results; our ability to accurately estimate membership, lifetime value of commissions and commissions receivable; changes in product offerings among carriers on our ecommerce platform and changes in our estimated conversion rate of an approved member to a paying member and the resulting impact of each on our commission revenue; the concentration of our revenue with a small number of health insurance carriers; our ability to execute on our growth strategy and other business initiatives; changes in our management and key employees; our ability to recruit, train, retain and ensure the productivity of licensed insurance agents, or benefit advisors, and other personnel; exposure to security risks and our ability to safeguard the security and privacy of confidential data; our relationships with health insurance carriers; the success of our carrier advertising and sponsorship program; our success in marketing and selling health insurance plans and our unit cost of acquisition; our ability to effectively manage our operations as our business evolves and execute on our strategic initiatives; the need for health insurance carrier and regulatory approvals in connection with the marketing of Medicare-related insurance products; changes in the market for private health insurance; consumer satisfaction of our service and actions we take to improve the quality of enrollments; changes in member conversion rates; changes in commission rates; our ability to sell qualified health insurance plans to subsidy-eligible individuals and to enroll subsidy-eligible individuals through government-run health insurance exchanges; our ability to maintain and enhance our brand identity; our ability to derive desired benefits from investments in our business, including membership growth and retention initiatives; reliance on marketing partners; the impact of our direct-to-consumer mail, email, social media, telephone and television marketing efforts; timing of receipt and accuracy of commission reports; payment practices of health insurance carriers; dependence on our operations in China; the restrictions in our debt obligations; the restrictions in our investment agreement with our convertible preferred stock investor; our ability to raise additional capital; compliance with insurance, privacy, cybersecurity and other laws and regulations; the outcome of litigation in which we may from time to time be involved; the performance, reliability and availability of our information technology systems, ecommerce platform and underlying network infrastructure, including any new systems we may implement; public health crises, pandemics, natural disasters, changing climate conditions and other extreme events; general economic conditions, including inflation, recession, financial, banking and credit market disruptions; our ability to affectively administer our self-insurance program; and those identified under the heading “Risk Factors” in Part II, Item 1A of this report and those discussed in our other Securities and Exchange Commission filings. Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in this report are made only as of the date hereof. Except as required by applicable law, we do not undertake, and specifically decline, any obligation to update any of these statements or to publicly announce the results of any revisions to any forward-looking statements, whether as a result of new information, future events, changes in assumptions or otherwise.

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
•Our business success depends on our ability to timely recruit, train and retain qualified licensed insurance agents, or benefit advisors, and other personnel to provide superior customer service and support our strategic initiatives while also controlling our labor costs.
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
•The marketing and sale of health insurance plans, including Medicare plans are subject to numerous, complex and frequently changing laws, regulations and guidelines, and non-compliance with or changes in laws, regulations and guidelines, or changes in their interpretation or the manner in which they are enforced could harm our business, operating results and financial condition.
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

EHEALTH, INC.
FORM 10-Q

PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
EHEALTH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, unaudited)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$126,344	$115,722
Short-term marketable securities	24,721	5,930
Accounts receivable	1,183	3,993
Contract assets – commissions receivable – current	194,306	244,663
Prepaid expenses and other current assets	9,298	12,044
Total current assets	355,852	382,352
Contract assets – commissions receivable – non-current	637,568	673,514
Property and equipment, net	4,355	4,864
Operating lease right-of-use assets	13,435	22,767
Restricted cash	3,090	3,090
Other assets	24,315	26,758
Total assets	$1,038,615	$1,113,345

Liabilities, convertible preferred stock and stockholders’ equity
Current liabilities:
Accounts payable	$4,957	$7,197
Accrued compensation and benefits	20,012	40,800
Accrued marketing expenses	7,842	20,340
Short term debt	68,662	—
Lease liabilities – current	7,360	7,070
Other current liabilities	7,463	3,131
Total current liabilities	116,296	78,538
Long-term debt	—	67,754
Deferred income taxes – non-current	27,057	29,687
Lease liabilities – non-current	24,380	28,333
Other non-current liabilities	4,970	4,949
Total liabilities	172,703	209,261
Commitments and contingencies (Note 8)
Convertible preferred stock	317,060	298,053
Stockholders’ equity:
Common stock	42	41
Additional paid-in capital	808,314	798,786
Treasury stock, at cost	(199,998)	(199,998)
Retained earnings (accumulated deficit)	(59,415)	7,284
Accumulated other comprehensive loss	(91)	(82)
Total stockholders’ equity	548,852	606,031
Total liabilities, convertible preferred stock and stockholders’ equity	$1,038,615	$1,113,345

The accompanying notes are an integral part of these condensed consolidated financial statements.

EHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands, except per share amounts, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue:
Commission	$56,847	$60,186	$137,774	$128,189
Other	9,009	6,582	21,046	12,302
Total revenue	65,856	66,768	158,820	140,491
Operating costs and expenses:
Marketing and advertising	26,783	23,439	65,520	56,308
Customer care and enrollment	28,551	29,979	61,452	55,050
Technology and content	13,044	14,453	26,349	28,806
General and administrative	22,402	25,049	42,021	49,373
Impairment, restructuring and other charges	3,035	—	9,348	—
Total operating costs and expenses	93,815	92,920	204,690	189,537
Loss from operations	(27,959)	(26,152)	(45,870)	(49,046)
Interest expense	(2,849)	(2,720)	(5,658)	(5,300)
Other income, net	2,335	2,828	4,726	4,816
Loss before income taxes	(28,473)	(26,044)	(46,802)	(49,530)
Benefit from income taxes	(505)	(2,543)	(1,850)	(6,151)
Net loss	(27,968)	(23,501)	(44,952)	(43,379)
Preferred stock dividends	(5,480)	(5,223)	(10,960)	(10,324)
Change in preferred stock redemption value	(5,540)	(4,191)	(10,787)	(7,260)
Net loss attributable to common stockholders	$(38,988)	$(32,915)	$(66,699)	$(60,963)

Net loss per share attributable to common stockholders:
Basic and diluted	$(1.33)	$(1.18)	$(2.29)	$(2.20)
Weighted-average number of shares used in per share amounts:
Basic and diluted	29,233	27,822	29,072	27,735
Comprehensive loss:
Net loss	$(27,968)	$(23,501)	$(44,952)	$(43,379)
Unrealized holding gain (loss) on available for sale debt securities, net of tax	2	7	(21)	20
Foreign currency translation adjustments	(33)	(248)	12	(138)
Comprehensive loss	$(27,999)	$(23,742)	$(44,961)	$(43,497)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance as of December 31, 2023	41,457	$41	$798,786	12,828	$(199,998)	$7,284	$(82)	$606,031
Issuance of common stock in connection with equity incentive plans	545	1	—	—	—	—	—	1
Repurchase of shares to satisfy employee tax withholding obligations	—	—	(1,256)	172	—	—	—	(1,256)
Dividends and accretion related to convertible preferred stock	—	—	—	—	—	(10,727)	—	(10,727)
Stock-based compensation	—	—	5,718	—	—	—	—	5,718
Other comprehensive income, net of tax	—	—	—	—	—	—	22	22
Net loss	—	—	—	—	—	(16,984)	—	(16,984)
Balance as of March 31, 2024	42,002	$42	$803,248	13,000	$(199,998)	$(20,427)	$(60)	$582,805
Issuance of common stock in connection with equity incentive plans	333	—	—	—	—	—	—	—
Repurchase of shares to satisfy employee tax withholding obligations	—	—	(596)	115	—	—	—	(596)
Dividends and accretion related to convertible preferred stock	—	—	—	—	—	(11,020)	—	(11,020)
Issuance of common stock for employee stock purchase program	80	—	354	—	—	—	—	354
Stock-based compensation	—	—	5,308	—	—	—	—	5,308
Other comprehensive loss, net of tax	—	—	—	—	—	—	(31)	(31)
Net loss	—	—	—	—	—	(27,968)	—	(27,968)
Balance as of June 30, 2024	42,415	$42	$808,314	13,115	$(199,998)	$(59,415)	$(91)	$548,852

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

EHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Six Months Ended June 30,
	2024	2023
Operating activities:
Net loss	$(44,952)	$(43,379)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,008	1,294
Amortization of internally developed software	7,676	9,102
Stock-based compensation expense	10,646	11,187
Deferred income taxes	(2,631)	(6,700)
Impairment charges	7,413	—
Other non-cash items	(117)	(101)
Changes in operating assets and liabilities:
Accounts receivable	2,810	1,989
Contract assets – commissions receivable	86,697	95,012
Prepaid expenses and other assets	1,431	(124)
Accounts payable	(2,474)	(621)
Accrued compensation and benefits	(20,788)	279
Accrued marketing expenses	(12,498)	(17,336)
Deferred revenue	2,034	283
Accrued expenses and other liabilities	2,324	490
Net cash provided by operating activities	38,579	51,375
Investing activities:
Capitalized internal-use software and website development costs	(4,879)	(4,202)
Purchases of property and equipment and other assets	(465)	(373)
Purchases of marketable securities	(37,391)	(48,602)
Proceeds from redemption and maturities of marketable securities	19,000	12,400
Net cash used in investing activities	(23,735)	(40,777)
Financing activities:
Net proceeds from exercise of common stock options and employee stock purchases	354	262
Repurchase of shares to satisfy employee tax withholding obligations	(1,851)	(1,051)
Principal payments in connection with leases	(4)	(25)
Payments of preferred stock dividends	(2,740)	(873)
Net cash used in financing activities	(4,241)	(1,687)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	19	(127)
Net increase in cash, cash equivalents and restricted cash	10,622	8,784
Cash, cash equivalents and restricted cash at beginning of period	118,812	147,640
Cash, cash equivalents and restricted cash at end of period	$129,434	$156,424

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

Basis of Presentation – The accompanying Condensed Consolidated Balance Sheet as of June 30, 2024 and other condensed consolidated financial statements for the three and six months ended June 30, 2024 and 2023 are unaudited. The Condensed Consolidated Balance Sheet as of December 31, 2023 was derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the Securities and Exchange Commission on February 29, 2024. The accompanying financial statements and related notes should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K.

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

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2023 and include all adjustments necessary for the fair presentation of our financial position as of June 30, 2024 and December 31, 2023 and our results of operations for the periods presented. The results for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for any subsequent period or for the year ending December 31, 2024 and therefore, should not be relied upon as an indicator of future results.

Beginning in the first quarter of 2024, primarily as a result of vacating excess office space, we modified our methodology used in allocating certain expenses for the purpose of evaluating financial and segment performance and resource allocation. Specifically, we no longer allocate our facilities-related expenses, and as a result, these costs are now reported within the “General and administrative” line in our Condensed Consolidated Statements of Comprehensive Loss and within Corporate for our segment profit (loss). We have recast the Condensed

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Consolidated Statements of Comprehensive Loss and our segment profit (loss) for the prior periods presented to conform to our current methodology. This resulted in a classification change of expenses from marketing and advertising, customer care and enrollment, and technology and content into general and administrative. Additionally, our segment profit (loss) no longer includes our facilities allocation to each of our segments and instead, these costs are included within Corporate. There was no impact to total operating costs and expenses, loss from operations, net loss or net loss per share attributable to common stockholders on our Condensed Consolidated Statements of Comprehensive Loss.

Significant Accounting Policies, Estimates and Judgments – The preparation of condensed consolidated financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported and disclosed in the condensed consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates, including those related to, but not limited to, the fair value of investments, the commissions we expect to collect for each approved member cohort, valuation allowance for deferred income taxes, provision for (benefit from) income taxes and the assumptions used in determining stock-based compensation. We base our estimates of the carrying value of certain assets and liabilities on historical experience and on various other assumptions that we believe to be reasonable. Actual results may differ from these estimates. There have been no material changes for the six months ended June 30, 2024 to our significant accounting policies discussed in our Annual Report on Form 10-K for the year ended December 31, 2023.

Recently Adopted Accounting Pronouncements

We did not adopt any new accounting pronouncements during the six months ended June 30, 2024.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 2 – Revenue

Disaggregation of Revenue – The table below depicts the disaggregation of revenue by product and is consistent with how we evaluate our financial performance (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Medicare
Medicare Advantage	$42,168	$45,389	$104,164	$99,510
Medicare Supplement	4,045	1,091	9,523	5,156
Medicare Part D	2,710	1,863	5,395	2,640
Total Medicare	48,923	48,343	119,082	107,306
Individual and Family (1)
Non-Qualified Health Plans	388	2,989	2,033	5,344
Qualified Health Plans	710	1,752	2,756	3,403
Total Individual and Family	1,098	4,741	4,789	8,747
Ancillary
Short-term	1,043	572	1,431	1,556
Dental	524	958	1,401	1,668
Vision	302	276	991	486
Other	686	715	1,420	1,233
Total Ancillary	2,555	2,521	5,243	4,943
Small Business	2,563	3,800	6,179	8,673
Commission Bonus and Other	1,708	781	2,481	(1,480)
Total Commission Revenue	56,847	60,186	137,774	128,189
Other Revenue
Sponsorship and Advertising Revenue	5,478	5,554	15,667	9,574
Other	3,531	1,028	5,379	2,728
Total Other Revenue	9,009	6,582	21,046	12,302
Total Revenue	$65,856	$66,768	$158,820	$140,491
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

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Commission revenue by segment is presented in the table below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Medicare
Commission revenue from members approved during the period	$39,941	$36,006	$109,693	$92,623
Net commission revenue from members approved in prior periods (1)	10,681	13,403	11,683	13,455
Total Medicare segment commission revenue	$50,622	$49,409	$121,376	$106,078
Employer and Individual
Commission revenue from members approved during the period	$3,265	$3,298	$8,942	$10,006
Commission revenue from renewals of small business members during the period	2,142	2,158	5,170	5,271
Net commission revenue from members approved in prior periods (1)	818	5,321	2,286	6,834
Total Employer and Individual segment commission revenue	$6,225	$10,777	$16,398	$22,111

Total commission revenue from members approved during the period	$43,206	$39,304	$118,635	$102,629
Commission revenue from renewals of small business members during the period	2,142	2,158	5,170	5,271
Total net commission revenue from members approved in prior periods (1)(2)	11,499	18,724	13,969	20,289
Total commission revenue	$56,847	$60,186	$137,774	$128,189
_____________

(1)These amounts reflect our revised estimates of cash collections for certain members approved prior to the relevant reporting period that are recognized as adjustments to revenue within the relevant reporting period. The net commission revenue from members approved in prior periods, or the net adjustment revenue, includes both increases as well as reductions in revenue for certain prior period cohorts.
(2)The after-tax impact of total net commission revenue from members approved in prior periods for the three months ended June 30, 2024 and 2023 was $0.30 and $0.51 per basic and diluted share, respectively. The after-tax impact of total net commission revenue from members approved in prior periods for the six months ended June 30, 2024 and 2023 was $0.36 and $0.56 per basic and diluted share, respectively. The total reductions to revenue from members approved in prior periods were $3.1 million and $2.9 million for the three months ended June 30, 2024 and 2023, respectively, and $3.6 million and $2.9 million for the six months ended June 30, 2024 and 2023, respectively. These reductions to revenue primarily relate to the Medicare segment.

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

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Our cash, cash equivalents and restricted cash balances are summarized as follows (in thousands):

	June 30, 2024	December 31, 2023
Cash	$9,994	$7,114
Cash equivalents	116,350	108,608
Cash and cash equivalents	126,344	115,722
Restricted cash	3,090	3,090
Total cash, cash equivalents and restricted cash	$129,434	$118,812

As of June 30, 2024 and December 31, 2023, we had $3.1 million of restricted cash which was classified as a non-current asset on our Condensed Consolidated Balance Sheets. This amount collateralizes letters of credit related to certain lease commitments.

Contract Assets and Accounts Receivable

We estimate an allowance for credit losses using relevant available information from internal and external sources, related to past events, current conditions and reasonable and supportable forecasts. Specifically, for the purpose of measuring the probability of default parameters, we utilize Capital IQ’s, Standard & Poor’s and Moody’s analytics. Our estimates of loss given default are determined by using our historical collections data as well as historical information obtained through our research and review of other insurance related companies. Our estimated exposure at default is determined by applying these internal and external data sources to our commissions receivable balances. As such, we apply an immediate reversion method and revert to historical loss information when computing our credit loss exposure. Credit loss expenses are assessed quarterly and included in the “General and administrative” line in our Condensed Consolidated Statements of Comprehensive Loss. There were no write-offs during the six months ended June 30, 2024 or for the year ended December 31, 2023.

The change in the allowance for credit losses is summarized as follows (in thousands):

	June 30, 2024	December 31, 2023
Beginning balance	$2,118	$2,398
Change in allowance	(393)	(280)
Ending balance	$1,725	$2,118

Our contract assets – commissions receivable activities, net of credit loss allowances, are summarized as follows (in thousands):

	Medicare Segment	E&I Segment	Total
Beginning balance at December 31, 2023	$847,332	$70,845	$918,177
Commission revenue from members approved during the period	109,693	8,942	118,635
Commission revenue from renewals of small business members during the period	—	5,170	5,170
Net commission revenue from members approved in prior periods	11,683	2,286	13,969
Cash receipts	(204,533)	(19,937)	(224,470)
Net change in credit loss allowance	361	32	393
Ending balance at June 30, 2024	$764,536	$67,338	$831,874

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Credit Risk

Our financial instruments that are exposed to concentrations of credit risk principally consist of cash, cash equivalents, marketable securities, contract assets – commissions receivable and accounts receivable. We invest our cash and cash equivalents with major banks and financial institutions and, at times, such investments are in excess of federally insured limits. We also have deposits with major banks in China that are denominated in both U.S. dollars and Chinese Yuan Renminbi and are not insured by the U.S. federal government. The deposits in China were $2.8 million as of June 30, 2024. See Note 4 – Fair Value Measurements for additional information regarding our marketable securities.

We do not require collateral or other security for either our contract assets or accounts receivable. Carriers that represented 10% or more of our total contract assets – commissions receivable and accounts receivable balances are summarized as follows:

	June 30, 2024	December 31, 2023
Humana	29%	27%
UnitedHealthcare (1)	27%	26%
Aetna (1)	17%	16%
_____________

(1)Percentages include the carriers’ subsidiaries.

Prepaid Expenses and Other Current Assets – Our prepaid expenses and other current assets are summarized as follows (in thousands):

	June 30, 2024	December 31, 2023
Prepaid software and maintenance contracts	$4,251	$5,328
Prepaid expenses	2,230	1,808
Prepaid licenses	1,609	2,739
Prepaid insurance	415	1,436
Other current assets	793	733
Prepaid expenses and other current assets	$9,298	$12,044
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

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Our financial assets measured at fair value on a recurring basis are summarized below by their classification within the fair value hierarchy as follows (in thousands):

	June 30, 2024
	Carrying Value	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents
Money market funds	$10,656	$10,656	$—	$—	$10,656
Commercial paper	94,706	—	94,706	—	94,706
Agency bonds	10,988	—	10,988	—	10,988
Short-term marketable securities
Commercial paper	12,822	—	12,822	—	12,822
Agency bonds	11,899	—	11,899	—	11,899
Total assets measured at fair value	$141,071	$10,656	$130,415	$—	$141,071

	December 31, 2023
	Carrying Value	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents
Money market funds	$11,576	$11,576	$—	$—	$11,576
Commercial paper	86,090	—	86,090	—	86,090
Agency bonds	10,942	—	10,942	—	10,942
Short-term marketable securities
Agency bonds	5,930	—	5,930	—	5,930
Total assets measured at fair value	$114,538	$11,576	$102,962	$—	$114,538

We endeavor to utilize the best available information in measuring fair value. Our money market funds are measured at fair value based on quoted prices in active markets and are classified as Level 1 within the fair value hierarchy. Our available for sale marketable securities, which include commercial paper and agency bonds with maturities of less than one year, are measured at fair value using quoted market prices to the extent available or alternative pricing sources and models utilizing market observable inputs and are classified as Level 2 within the fair value hierarchy. There were no transfers between the hierarchy levels during either of the six months ended June 30, 2024 or the year ended December 31, 2023.

The following table summarizes our cash equivalents and available for sale debt securities by contractual maturity (in thousands):

	As of June 30, 2024		As of December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in 1 year	$141,132	$141,071	$114,577	$114,538

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Unrealized gains and losses on available for sale debt securities that are not credit related are included in accumulated other comprehensive loss and summarized as follows (in thousands):

	June 30, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents
Money market funds	$10,656	$—	$—	$10,656
Commercial paper	94,755	—	(49)	94,706
Agency bonds	10,988	—	—	10,988
Short-term marketable securities
Commercial paper	12,834	—	(12)	12,822
Agency bonds	11,899	—	—	11,899
Total	$141,132	$—	$(61)	$141,071

	December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents
Money market funds	$11,576	$—	$—	$11,576
Commercial paper	86,132	—	(42)	86,090
Agency bonds	10,940	2	—	10,942
Short-term marketable securities
Agency bonds	5,929	1	—	5,930
Total	$114,577	$3	$(42)	$114,538

As of June 30, 2024 and December 31, 2023, we had 28 and 20 securities, respectively, in a net unrealized loss position that were immaterial individually and in aggregate. We did not record any credit losses regarding our available for sale debt securities during the six months ended June 30, 2024 or the year ended December 31, 2023. We do not intend to sell these securities, and it is more likely than not that we will not be required to sell these securities before the recovery of their amortized cost basis. We recognized interest income of $2.1 million and $2.3 million for the three months ended June 30, 2024 and 2023, respectively, and $4.3 million and $4.2 million for the six months ended June 30, 2024 and 2023, respectively.
Note 5 – Equity

2021 Inducement Plan – On September 22, 2021, the Company adopted an inducement plan (the “2021 Inducement Plan”), pursuant to which the Company reserved 0.4 million shares of its common stock (subject to customary adjustments in the event of a change in capital structure of the Company) to be used exclusively for grants of awards to individuals who were not previously employees or directors of the Company, other than following a bona fide period of non-employment, as an inducement material to the individual’s entry into employment with the Company within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules (“Nasdaq Rules”). In March 2022 and September 2022, the Company amended and restated its 2021 Inducement Plan to reserve an additional 0.5 million and 1.5 million shares of its common stock, respectively (as amended and restated, the “A&R 2021 Inducement Plan”). The 2021 Inducement Plan and its amendments were approved by our Board of Directors without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Rules, and the terms and conditions of the A&R 2021 Inducement Plan and awards to be granted thereunder are substantially similar to our stockholder-approved Amended and Restated 2014 Equity Incentive Plan. As of June 30, 2024, 2.0 million shares were issued under the A&R 2021 Inducement Plan.

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Stock Repurchase Programs – We had no stock repurchase activity during the three and six months ended June 30, 2024 or 2023 except for the repurchase of shares to satisfy employee tax withholding obligations. As of June 30, 2024 and 2023, we had a total of 13.1 million and 12.5 million shares, respectively, held in treasury. As of June 30, 2024 and 2023, we had 2.4 million and 1.8 million shares, respectively, in treasury that were previously surrendered by employees to satisfy tax withholding due in connection with the vesting of certain restricted stock units as well as 10.7 million shares previously repurchased under our past repurchase programs.

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

Stock-Based Compensation Expense – Our stock-based compensation expense is summarized as follows by award types for the periods presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Restricted stock units	$4,296	$4,934	$8,932	$9,007
Performance-based stock units	467	850	874	1,454
Common stock options	343	312	743	566
Employee stock purchase program	—	97	97	160
Total stock-based compensation expense	$5,106	$6,193	$10,646	$11,187
Related tax benefit recognized	$1,255	$1,452	$2,612	$2,619

The following table summarizes stock-based compensation expense by operating function for the periods presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Marketing and advertising	$711	$538	$1,355	$993
Customer care and enrollment	511	788	1,035	1,393
Technology and content	779	1,173	1,753	2,078
General and administrative	3,105	3,694	6,503	6,723
Total stock-based compensation expense	$5,106	$6,193	$10,646	$11,187
Amount capitalized for internal-use software	202	325	380	637
Total stock-based compensation	$5,308	$6,518	$11,026	$11,824
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

Dividends – Dividends initially accrued on the Series A Preferred Stock daily at 8% per annum on the stated value of $100 per share (the “Stated Value”), and were payable in kind (“PIK”) beginning on June 30, 2021 through the second anniversary of the Closing Date. Subsequent to the second anniversary of the Closing Date, dividends continue to accrue at 8% per annum, with 6% PIK and 2% payable in cash in arrears beginning on June 30, 2023. Dividends compound semiannually and are PIK and payable in cash in arrears, as applicable, on June 30 and December 31 of each year (each a “Dividend Payment Date”). PIK dividends are cumulative and are added to the Accrued Value. “Accrued Value” means, as of any date, with respect to any share of Series A Preferred Stock, the sum of the Stated Value per share plus, on each Dividend Payment Date, on a cumulative basis, all PIK dividends that have accrued on such share but that have not previously been added to the Accrued Value. During the second quarter of 2024 we made a cash dividend payment of $2.7 million. The Series A Preferred Stock participates, on an as-converted basis, in all dividends paid to the holders of our common stock.

Conversion Rights – The Series A Preferred Stock is convertible at any time into common stock at a conversion rate equal to (i) the Accrued Value plus accrued PIK dividends that have not yet been added to the Accrued Value, (ii) divided by the conversion price as of the applicable conversion date (the “Conversion Price”). As of June 30, 2024, the Conversion Price is equal to $79.5861 per share. This Conversion Price is subject to further adjustment and the number of shares of common stock issuable upon conversion of the Series A Preferred Stock is subject to certain limitations, each as set forth in the Certificate of Designations of Series A Preferred Stock, as filed with the Secretary of State of the State of Delaware on April 30, 2021 (the “Certificate of Designations”).

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

Covenants and Liquidity Requirements – As long as H.I.G. continues to own at least 30% of the Series A Preferred Stock originally issued to it in the private placement, the consent of H.I.G. will be required for the Company to incur certain indebtedness and to take certain other corporate actions as set forth in the H.I.G. Investment Agreement. In addition, the Company is required to maintain an Asset Coverage Ratio (as defined in the H.I.G. Investment Agreement) of at least 2.0x (the “Minimum Asset Coverage Ratio”), which increased to 2.5x in August of 2023. The first measurement date of the 2.5x Minimum Asset Coverage Ratio was September 30, 2023. Additionally, the H.I.G. Investment Agreement requires the Company to maintain a Minimum Liquidity Amount (as defined in the H.I.G. Investment Agreement) for certain periods that ranges from $65.0 million to $125.0 million. Failure to maintain the Minimum Asset Coverage Ratio or the Minimum Liquidity Amount as of the date or for the time period required by the H.I.G. Investment Agreement, for as long as H.I.G. continues to own at least 30% of the Series A Preferred Stock originally issued to it in the private placement, entitles H.I.G., subject to conditions and restrictions specified therein, to additional rights, including the right to nominate one additional member to the Company’s Board of Directors, the right to approve the Company’s annual budget, the right to approve hiring or termination of certain key executives and the right to approve the incurrence of certain indebtedness. As of September 30, 2023, we failed to maintain the Minimum Asset Coverage Ratio, which entitles H.I.G to the additional rights set forth above. On March 13, 2024, the Nominating and Corporate Governance Committee of our Board of Directors approved the appointment of a board observer designated by H.I.G. As of June 30, 2024, we were in compliance with the Minimum Liquidity Amount.

As of June 30, 2024, the estimated Series A Preferred Stock redemption value equals 135% of the Accrued Value per share as of the redemption date, plus accrued PIK dividends that have not yet been added to the Accrued Value, which is significantly in excess of the fair value of the common stock into which the Series A Preferred Stock is convertible as of June 30, 2024. We have elected to apply the accretion method to adjust the carrying value of the Series A Preferred Stock to its redemption value at the earliest date of redemption, April 30, 2027. Amounts recognized to accrete the Series A Preferred Stock to its estimated redemption value are treated as a deemed dividend and are recorded as a reduction to retained earnings. The estimated redemption value will vary in subsequent periods due to the redemption put right described above and we have elected to recognize such changes prospectively. No shares of Series A Preferred Stock have been converted, and the Series A Preferred Stock was convertible into 3.5 million shares of common stock as of June 30, 2024.

The following table summarizes the proceeds and changes to our Series A Preferred Stock (in thousands):

Gross proceeds	$225,000
Less: issuance costs	(10,975)
Net proceeds	$214,025

Balance as of December 31, 2023	$298,053
Accrued paid-in-kind dividends	8,220
Change in preferred stock redemption value	10,787
Balance as of June 30, 2024	$317,060

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

The following table sets forth the computation of basic and diluted net loss attributable to common stockholders per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net loss attributable to common stockholders	$(38,988)	$(32,915)	$(66,699)	$(60,963)
Denominator:
Shares used in per share calculation – basic	29,233	27,822	29,072	27,735
Dilutive effect of common stock	—	—	—	—
Shares used in per share calculation – diluted	29,233	27,822	29,072	27,735
Net loss attributable to common stockholders per share – basic and diluted	$(1.33)	$(1.18)	$(2.29)	$(2.20)

For each of the three and six months ended June 30, 2024 and 2023, we had securities outstanding that could potentially dilute net loss per share, but the shares from the assumed conversion or exercise of these securities were excluded in the computation of diluted net loss per share as their effect would have been anti-dilutive. The number of weighted-average outstanding anti-dilutive shares that were excluded from the computation of diluted net loss per share consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Convertible preferred stock	3,521	3,318	3,495	3,288
Restricted stock units	1,910	3,129	2,138	2,369
Performance-based stock units	74	126	106	112
Common stock options	217	222	217	224
Employee stock purchase program	4	61	11	51
Total	5,726	6,856	5,967	6,044

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

Our future minimum payments under non-cancellable contractual service and licensing obligations as of June 30, 2024 were as follows (in thousands):

Year ending December 31,
2024 (remainder)	$1,999
2025	1,141
2026	—
2027	—
2028	—
Thereafter	—
Total	$3,140

Operating Leases

Refer to Note 10 – Leases for commitments related to our operating leases.

Self-Insurance

We provide comprehensive major medical benefits to our employees. Effective January 1, 2023, we began maintaining a substantial portion of our U.S. employee health insurance benefits on a self-insured basis with up to $0.3 million per individual per year and the current maximum claim liability as of June 30, 2024 is $22.5 million. As a result, we record a self-insurance liability based on claims filed and an estimate of claims incurred but not yet reported. As of June 30, 2024 and December 31, 2023, we had a self-insurance liability balance of $2.0 million and $2.5 million, respectively, in the “Accrued compensation and benefits” line on our Condensed Consolidated Balance Sheets.

Contingencies

From time to time, we receive inquiries from governmental bodies and also may be subject to various legal proceedings and claims arising in the ordinary course of business. We assess contingencies to determine the degree of probability and range of possible loss for potential accrual in our condensed consolidated financial statements. An estimated loss contingency is accrued in the condensed consolidated financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Legal proceedings or other contingencies could result in material costs, even if we ultimately prevail, and we may from time to time enter into settlements to resolve such litigation. Legal costs incurred in connection with the resolution of claims, lawsuits and other contingencies generally are expensed as incurred. There were no material litigation-related accruals recorded during the three and six months ended June 30, 2024 or 2023.

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 9 – Segment and Geographic Information

Operating Segments

We report segment information based on how our chief executive officer, who is our CODM, regularly reviews our operating results, allocates resources and makes decisions regarding our business operations. We evaluate our business performance and manage our operations as two distinct operating segments: Medicare, and Employer and Individual. The performance measures of our segments include revenue and segment profit (loss). Please refer to Note 1 – Summary of Business and Significant Accounting Policies of the Notes to Consolidated Financial Statements in Part II, Item 8 of the Annual Report on Form 10-K for the year ended December 31, 2023 for our accounting policies relating to operating segments. Additionally, as indicated in Note 1 of this report, our results below reflect our updated methodology used in allocating certain expenses beginning in the first quarter of fiscal 2024, and results from the prior period presented have been recast to conform with the current period presentation.

The results of our operating segments are summarized for the periods presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue:
Medicare	$59,248	$55,430	$141,636	$117,264
Employer and Individual	6,608	11,338	17,184	23,227
Total revenue	$65,856	$66,768	$158,820	$140,491

Segment profit (loss):
Medicare	$1,274	$(2,062)	$9,583	$(2,648)
Employer and Individual	890	6,888	5,542	14,562
Segment profit	2,164	4,826	15,125	11,914
Corporate	(17,704)	(19,634)	(32,317)	(39,377)
Stock-based compensation expense	(5,106)	(6,193)	(10,646)	(11,187)
Depreciation and amortization	(4,278)	(5,151)	(8,684)	(10,396)
Impairment, restructuring and other charges	(3,035)	—	(9,348)	—
Interest expense	(2,849)	(2,720)	(5,658)	(5,300)
Other income, net	2,335	2,828	4,726	4,816
Loss before income taxes	$(28,473)	$(26,044)	$(46,802)	$(49,530)

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Geographic Information

Our long-lived assets primarily consist of property and equipment, net and internally developed software. Our long-lived assets are attributed to the geographic location in which they are located. Long-lived assets by geographical area are summarized as follows (in thousands):

	June 30, 2024	December 31, 2023
United States	$26,515	$29,419
China	233	281
Total	$26,748	$29,700

Significant Customers

Substantially all revenue for the three and six months ended June 30, 2024 and 2023 was generated from customers located in the United States. Carriers representing 10% or more of our total revenue are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Humana	29%	28%	27%	27%
Aetna (1)	18%	8%	21%	7%
UnitedHealthcare (1)	18%	23%	16%	22%
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

Subsequent to becoming a remote first workplace in the third quarter of 2022, we executed several subleases of our office space in the United States. The subleases run through the remaining term of the primary leases. As of June 30, 2024, we expect to generate a total of $12.4 million in future sublease income through January 31, 2030. Sublease income is recorded on a straight-line basis as a reduction of lease expense in our Condensed Consolidated Statements of Comprehensive Loss.

We test right-of-use assets when impairment indicators are present in accordance with the asset impairment provisions of Accounting Standards Codification 360, Property, Plant and Equipment. As part of our fiscal 2024 cost savings initiatives, we reassessed our occupied leased office space to identify excess space to vacate and potentially sublease. We also reassessed current market conditions in our previously vacated leased office spaces which have not yet been subleased. As a result, we determined impairment indicators were present and we performed impairment testing of our right-of-use assets. We utilized an income approach to value the asset groups by performing a discounted cash flow analysis and determined that the net carrying values exceeded the estimated discounted future cash flows expected to be derived from the properties based on Level 3 inputs, including current sublease market rent, future sublease market conditions and the discount rate. This resulted in

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
$1.9 million and $7.4 million of impairment charges related to our operating lease right-of-use assets and property, plant and equipment, which was reflected in the “Impairment, restructuring and other charges” line in our Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2024, respectively. See Note 11 – Impairment, Restructuring and Other Charges for further discussion about our asset impairment charges.

The components of operating lease costs for the three and six months ended June 30, 2024 and 2023 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease expense	$1,434	$1,835	$3,170	$3,690
Operating sublease income	(638)	(577)	(1,214)	(1,153)
Total operating lease cost	$796	$1,258	$1,956	$2,537

Supplemental information related to our leases are as follows (dollars in thousands):

	Six Months Ended June 30,
	2024	2023
Cash paid for amounts included in the measurement of operating lease liabilities	$4,444	$4,369
	June 30, 2024	December 31, 2023
Weighted-average remaining lease term (in years) of operating leases	4.4	4.8
Weighted-average discount rate used to recognize operating lease right-of-use-assets	5.7%	5.7%

As of June 30, 2024, maturities of our operating lease liabilities are as follows (in thousands):

Year ending December 31,
2024 (remainder)	$4,448
2025	9,096
2026	7,591
2027	6,773
2028	4,998
Thereafter	3,204
Total lease payments (1)	$36,110
Less imputed interest	(4,370)
Total	$31,740
____________

(1)Non-cancellable sublease proceeds for the remainder of 2024 and the years ending December 31, 2025, 2026, 2027, 2028 and thereafter of $1.2 million, $2.6 million, $2.7 million, $2.8 million, $2.8 million, and $1.0 million, respectively, are not included in the table above.

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 11 — Impairment, Restructuring and Other Charges

The following table details impairment, restructuring and other charges for each of the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Asset impairment charges	$1,921	$—	$7,413	$—
Restructuring and reorganization charges	1,114	—	1,935	—
Impairment, restructuring and other charges	$3,035	$—	$9,348	$—

Asset Impairment

For the three and six months ended June 30, 2024, we recognized non-cash, pre-tax asset impairment charges of $1.9 million and $7.4 million, respectively, related to several of our leased office spaces in the “Impairment, restructuring and other charges” line in our Condensed Consolidated Statements of Comprehensive Loss. These charges were comprised of $1.8 million and $6.9 million of operating lease right-of-use asset impairments and $0.1 million and $0.5 million of property and equipment impairment for the three and six months ended June 30, 2024, respectively. Refer to Note 10 – Leases for additional information related to our lease impairment charges.

Restructuring

Our restructuring and reorganization costs and liabilities consist primarily of severance, transition and other related costs. The following table summarizes the cash-based restructuring and reorganization related liabilities (in thousands):

Balance at December 31, 2023	$—
Restructuring and reorganization charges	1,935
Payments	(1,785)
Balance at June 30, 2024	$150

During the three and six months ended June 30, 2024, we recognized $1.1 million and $1.9 million of pre-tax restructuring charges in the “Impairment, restructuring and other charges” line in our Condensed Consolidated Statements of Comprehensive Loss, primarily related to employee termination benefits as a result of our cost-reduction efforts. Substantially all of the restructuring charges are expected to be settled in cash and no equity awards were modified. As of June 30, 2024, we had a $0.2 million restructuring accrual on our Condensed Consolidated Balance Sheet.
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

The Credit Agreement provides for a $70.0 million secured term loan credit facility. We incurred closing costs totaling $5.1 million, which were recorded as a direct deduction from the face amount of the loan on our Condensed Consolidated Balance Sheets. Total amortization of closing costs, or debt issuance costs, was $0.5 million and $0.9 million for the three and six months ended June 30, 2024, respectively, and $0.4 million and $0.8 million for the three and six months ended June 30, 2023, respectively, and is recorded in the “Interest expense” line in our Condensed Consolidated Statements of Comprehensive Loss. There were $1.3 million of unamortized issuance costs as of June 30, 2024. The carrying value of the term loan approximates the fair value, based on Level 2 inputs (observable market prices in less than active markets), as the interest rate is variable over the selected interest period and is similar to current rates at which we can borrow funds. The carrying value of the loan was $68.7 million as of June 30, 2024.

The Original Credit Agreement bore interest, at our option, at either a rate based on the LIBOR for the applicable interest period or a base rate, in each case plus a margin. The base rate was the highest of the prime rate, the federal funds rates plus 0.50% and one month adjusted LIBOR plus 1.00%. The margin was 7.50% for LIBOR loans and 6.50% for base rate loans. After the Amendment, the loans under the Credit Agreement bear interest, at our option, at either a rate based on the Adjusted Term SOFR or a base rate, in each case plus a margin. The base rate is the highest of the prime rate, the federal funds rate plus 0.50% and three-month Adjusted Term SOFR plus 1.00%. The margin is 7.50% for Adjusted Term SOFR loans and 6.50% for base rate loans. As of June 30, 2024, the interest rate was 13.11%. For the three and six months ended June 30, 2024 we incurred interest expense of $2.3 million and $4.6 million, respectively. For the three and six months ended June 30, 2023 we incurred interest expense of $2.2 million and $4.4 million, respectively.

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

Financial covenants in the Credit Agreement require that we maintain Liquidity (as defined in the Credit Agreement) at or above $25.0 million as of the last calendar day of any month. The Credit Agreement also requires that the outstanding amount as of the last calendar day of any month be less than 50% of our total contract assets - commissions receivable (i.e., both current and non-current commissions receivable). As of June 30, 2024, we were in compliance with our loan covenants.
Note 13 – Income Taxes

The following table summarizes our benefit from income taxes and our effective tax rates for the periods presented below (in thousands, except effective tax rate):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Loss before income taxes	$(28,473)	$(26,044)	$(46,802)	$(49,530)
Benefit from income taxes	(505)	(2,543)	(1,850)	(6,151)
Effective tax rate	1.8%	9.8%	4.0%	12.4%

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Our provision for income taxes during interim reporting periods has historically been calculated by applying an estimate of the annual effective tax rate to income (loss) before income taxes for the reporting period. Although we believe the use of the annual effective tax rate method to be appropriate for prior interim reporting periods, for the three and six months ended June 30, 2024, we applied the actual effective tax rate, which reflects the actual taxes attributable to year-to-date losses, as allowed by ASC 740-270 “Income Taxes, Interim Reporting.” We determined that since minor changes in estimated income or loss for fiscal 2024 would result in significant changes in the estimated annual effective tax rate, the actual effective tax rate method would provide a more reliable estimate for the three and six months ended June 30, 2024.

For the three and six months ended June 30, 2024, we recognized a benefit from income taxes of $0.5 million and $1.9 million, respectively, representing an effective tax rate of 1.8% and 4.0%, respectively, which was lower than the statutory federal tax rate primarily due to stock-based compensation adjustments, non-deductible lobbying expenses, and changes in our valuation allowance, partially offset by research and development credits and state taxes. For the three and six months ended June 30, 2023, we recognized a benefit from income taxes of $2.5 million and $6.2 million, respectively, representing an effective tax rate of 9.8% and 12.4%, respectively, which was lower than the statutory federal tax rate primarily due to stock-based compensation adjustments and non-deductible lobbying expenses, partially offset by research and development credits and state taxes.

Assessing the realizability of our deferred tax assets is dependent upon several factors, including the likelihood and amount, if any, of future taxable income in relevant jurisdictions during the periods in which those temporary differences become deductible. We forecast taxable income by considering available positive and negative evidence, including our history of operating income and losses and our financial plans and estimates that we use to manage the business. These assumptions require significant judgment about future taxable income. As a result, the amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change. We continue to recognize our deferred tax assets as of June 30, 2024, as we believe it is more likely than not that such deferred tax assets will be realized, with the exception of certain net operating losses and credits for which there is increased uncertainty regarding our future taxable income and a lack of other sources of taxable income, which have a valuation allowance.

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

During the first half of 2024, we maintained momentum in our Medicare business delivering strong enrollment growth across our core agency (“Agency”) and carrier-dedicated (“Amplify”) models. Our Agency model consists of arrangements where we are the broker of record while our Amplify model consists of both broker of record arrangements as well as non-broker of record arrangements where we provide business process outsourcing services (“BPO”) Broker of record arrangements generate commission revenue, and fee-based BPO arrangements generate fee-based revenue which is recorded in other revenue.

Agency performance during the second quarter was driven by our enhanced marketing strategies, greater lead conversion rates and the retention of our tenured benefit advisors. We also observed significant traction in our Amplify initiatives which is an important element of our business diversification strategy. This year, we added new carriers to the Amplify platform and are expanding relationships with our existing customers.

During the second quarter of 2024, a portion of our Amplify broker of record arrangements converted to fee-based BPO arrangements, resulting in a reduction of our Medicare approved members and a decrease in the corresponding commission revenue, while our fee-based BPO arrangements have increased, contributing to substantial growth in our other revenue. While we have observed declines in Medicare plan approved members, which only reflect our broker-of-record arrangements, our total Medicare submissions, inclusive of our broker of record and fee-based BPO arrangements, increased 16% during the second quarter of 2024 compared to the same period in 2023. Submissions describe applications that are submitted by individuals online through our eHealth platform or completed with the assistance of our benefit advisors where the individual provides authorization to the benefit advisor to submit the application to the insurance carrier partner. The individual may have additional actions to take before the application will be reviewed by the insurance carrier and not all submissions ultimately become approved members.

Additionally, during the second quarter of 2024, our existing book of business continued to generate positive adjustment revenue driven by favorable retention and cash collection trends and we continued to execute on our fixed cost reduction initiative while improving our member acquisition costs for our Medicare Agency model. In our Employer and Individual segment (“E&I”) we have been focused on implementing operational enhancements with a plan to resume enrollment growth in the fourth quarter.

We also began preparations for the 2025 Annual Enrollment Period (“AEP”). We expect to see significant consumer demand this upcoming AEP, presenting a growth opportunity for us that is driven by anticipated changes in many Medicare Advantage plans as well as a reduction in tele-broker capacity as several of our competitors have exited the market over the past twelve months. Our AEP preparedness efforts include development of and continued enhancements of our marketing materials, enhancements to our omni-channel consumer platform and hiring and training of the new benefit advisor classes. We have also launched the next phase of our retention strategy including Match Monitor, a tool that allows members to easily understand the implications of annual notice changes, check if any of their critical benefits are impacted and compare their current plan to other options. We also expanded our loyalty program, ePerks, by adding new partners to the platform and we have developed a plan tracker tool called eHealth Application Tracker, which is designed to allow beneficiaries to monitor the status of their Medicare plan application in real-time. Member retention is especially important in the upcoming annual enrollment cycle given the anticipated increase in consumer shopping.

Change in Expense Allocation Methodology

Beginning in the first quarter of 2024, primarily as a result of vacating excess office space, we modified our methodology used in allocating certain expenses for the purpose of evaluating financial and segment performance and resource allocation. Specifically, we no longer allocate our facilities-related expenses, and as a result, these costs are now reported within the “General and administrative” line in our Condensed Consolidated Statements of Comprehensive Loss and within Corporate for our segment profit (loss). We have recast the Condensed Consolidated Statements of Comprehensive Loss and our segment profit (loss) for the prior periods presented to conform to our current methodology. This resulted in a classification change of expenses from marketing and advertising, customer care and enrollment, and technology and content into general and administrative. Additionally, our segment profit (loss) no longer includes our facilities allocation to each of our segments and instead, these costs are included within Corporate. There was no impact to total operating costs and expenses, loss from operations, net loss or net loss per share attributable to common stockholders on our Condensed Consolidated Statements of Comprehensive Loss.
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

Approved Members

Approved members represent the number of individuals on submitted applications that were approved by the relevant insurance carrier for the identified product during the current period for which we are the broker of record. The applications may be submitted in either the current period or prior periods. Not all approved members ultimately become paying members.

The following table shows approved members by product for the periods presented:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2024	2023		2024	2023
Medicare
Medicare Advantage	37,638	35,597	6%	103,388	96,048	8%
Medicare Supplement	1,954	2,923	(33)%	8,136	7,508	8%
Medicare Part D	1,468	2,948	(50)%	5,043	6,794	(26)%
Total Medicare	41,060	41,468	(1)%	116,567	110,350	6%
Individual and Family	3,508	4,285	(18)%	10,668	14,384	(26)%
Ancillary	11,078	13,051	(15)%	25,028	29,707	(16)%
Small Business	922	1,964	(53)%	2,564	3,903	(34)%
Total Approved Members	56,568	60,768	(7)%	154,827	158,344	(2)%

Three Months Ended June 30, 2024 and 2023 – Total approved members declined 7% during the three months ended June 30, 2024 compared to the same period in 2023, driven by:

•a 1% decline in Medicare approved members, primarily resulting from:
◦a 50% decline in Medicare Part D approved members due to carrier mix as well as the shift from some broker of record arrangements to fee-based arrangements within our Amplify platform,
◦a 33% decline in Medicare Supplement approved members due to the shift from some broker of record arrangements to fee-based arrangements within our Amplify platform, and
◦a 6% increase in Medicare Advantage approved members due to an increased number of benefit advisors and increased variable marketing spend year-over-year, partially offset by the shift from some broker of record arrangements to fee-based arrangements within our Amplify platform.
•a 15% decline in ancillary approved members due to declines in approved members across all ancillary insurance products that are typically cross-sold with new individual and family plan enrollments; and
•a 53% and 18% decline in small business health insurance and individual and family plan approved members, respectively, primarily due to a decrease in volume as we focus on implementing operational enhancements with a plan to resume enrollment growth in our E&I segment in the fourth quarter of 2024.

Six Months Ended June 30, 2024 and 2023 – Total approved members declined 2% during the six months ended June 30, 2024 compared to the same period in 2023, driven by:

•a 16% decline in ancillary approved members due to declines in approved members across most ancillary insurance products that are typically cross-sold with new individual and family plan enrollments; and

•a 26% and 34% decline in individual and family plan and small business health insurance approved members, respectively, primarily due to a decrease in volume as we focus on implementing operational enhancements with a plan to resume enrollment growth in our E&I segment in the fourth quarter of 2024;
•partially offset by a 6% increase in Medicare approved members, primarily resulting from:
◦an increased number of benefit advisors and increased variable marketing spend year-over-year, specifically contributing to an 8% increase in both Medicare Advantage and Medicare Supplement approved members,
◦slightly offset by the shift from some broker of record arrangements to fee-based arrangements within our Amplify platform, which impacted all Medicare products, along with an additional decline in Medicare Part D approved members due to carrier mix.

Estimated Constrained Lifetime Value of Commissions Per Approved Member

The following table shows our estimated constrained LTV of commissions per approved member by product for the periods presented below:

	Three Months Ended June 30,		% Change
	2024	2023
Medicare (1) (2)
Medicare Advantage	$927	$891	4%
Medicare Supplement	1,112	875	27%
Medicare Part D	225	231	(3)%
Individual and Family (1)
Non-Qualified Health Plans	353	329	7%
Qualified Health Plans	354	357	(1)%
Ancillary (1)
Short-term	172	161	7%
Dental	122	98	24%
Vision	76	66	15%
Small Business (1)	253	229	10%
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

(2)The constraints applied to the total estimated lifetime commissions we expect to receive for selling the plan after the carrier approves an application in order to derive the constrained LTV of commissions for approved members recognized for Medicare Advantage, Medicare Supplement and Medicare Part D were 5.5%, 9% and 7%, respectively, for the three months ended June 30, 2024 and 7%, 9% and 7%, respectively, for the three months ended June 30, 2023.

Three Months Ended June 30, 2024 and 2023 - The changes in constrained LTV of commissions per approved member primarily consisted of:
•a 4% increase in Medicare Advantage plans, reflecting positive trends in commissions collected as a result of more favorable carrier and contract mix and a decrease in constraint due to a decline in volatility and the observed increases in LTV trends, partially offset by less favorable retention for Q2 2024 cohorts compared to Q2 2023 cohorts;
•a 27% increase in Medicare Supplement plans, primarily due to favorable carrier and contract mix and favorable retention;
•a 3% decrease in Medicare Part D plans, primarily driven by unfavorable carrier and contract mix, partially offset by improved retention;
•a 7% increase in non-qualified health plans, primarily driven by favorable carrier and contract mix, partially offset by unfavorable retention;
•a 24%, 15% and 7% increase in dental, vision and short-term plans, respectively, primarily driven by favorable carrier and contract mix; and
•a 10% increase in small business plans, primarily due to favorable contract rates.

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

The following table shows estimated membership by product as of the periods presented below:

	As of June 30,		% Change
	2024	2023
Medicare (1)
Medicare Advantage	584,649	572,799	2%
Medicare Supplement	97,426	94,372	3%
Medicare Part D	195,671	211,144	(7)%
Total Medicare	877,746	878,315	—%

Individual and Family (1)	79,786	90,082	(11)%
Ancillary (1)	174,107	196,141	(11)%
Small Business (2)	45,101	46,560	(3)%
Total Estimated Membership	1,176,740	1,211,098	(3)%
__________________

(1)To estimate the number of members on Medicare-related, individual and family, and ancillary health insurance plans, we take the respective sum of: (i) the number of members for whom we have received or applied a commission payment for a month that may be up to three months prior to the date of estimation (after reducing that number using historical experience for assumed member cancellations over the period being estimated); and (ii) the number of approved members over that period (after reducing that number using historical experience for an assumed number of members who do not accept their approved policy and for estimated member cancellations). To the extent we determine through confirmations from a health insurance carrier that a commission payment is delayed or is inaccurate as of the date of estimation, we adjust the estimated membership to also reflect the number of members for whom we expect to receive or to refund a commission payment. Further, to the extent we have received substantially all of the commission payments related to a given month during the period being estimated, we will take the number of members for whom we have received or applied a commission payment during the month of estimation. For ancillary health insurance plans, the one-to-three-month period varies by insurance product and is largely dependent upon the timeliness of commission payment and related reporting from the related carriers.

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

June 30, 2024 compared to June 30, 2023 - Total estimated membership declined 3% as of June 30, 2024 compared to June 30, 2023 due to:

•an 11%, 11% and 3% decline year-over-year in individual and family plan, ancillary plan and small business plan estimated membership, respectively, primarily due to a decrease in approved applications as we focus on implementing operational enhancements with a plan to resume enrollment growth in our E&I segment in the fourth quarter of 2024; and
•overall flat Medicare estimated membership year over year, due to a 2% and 3% increase in Medicare Advantage and Medicare Supplement plans, respectively, as a result of increased approved applications, partially offset by the shift from some broker of record arrangements to fee-based arrangements within our Amplify platform, which impacted all Medicare products.

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

The numerator used to calculate each member acquisition metric discussed above is the portion of the respective operating expenses for CC&E and marketing and advertising that is directly related to member acquisition for our sale of Medicare Advantage, Medicare Supplement and Medicare Part D prescription drug plans (collectively, “Medicare Plans”) and for all individual and family major medical plans and short-term health insurance plans (collectively, “IFP Plans”), respectively, for which we are the broker of record. The denominator used to calculate each metric is based on a derived metric that represents the relative value of the new members acquired. For Medicare Plans, we call this derived metric Medicare Advantage (“MA”)-equivalent approved members, and for IFP Plans, we call this derived metric IFP-equivalent approved members. The calculations for MA-equivalent approved members and for IFP-equivalent approved members are based on the weighted number of approved members for Medicare Plans and IFP Plans during the period, with the number of approved members adjusted based on the relative LTV of the product they are purchasing. Since the LTV for any product fluctuates from period to period, the weight given to each product was determined based on their relative LTVs at the time of our adoption of ASC 606.

The following table shows the CC&E expense per approved member and the variable marketing cost per approved member for the periods presented below:

	Three Months Ended June 30,		% Change
	2024	2023
Medicare
CC&E cost per MA-equivalent approved member (1)	$599	$706	(15)%
Variable marketing cost per MA-equivalent approved member (1)	457	396	15%
Total acquisition cost per MA-equivalent approved member	$1,056	$1,102	(4)%
Individual and Family Plan
CC&E cost per IFP-equivalent approved member (2)	$284	$230	23%
Variable marketing cost per IFP-equivalent approved member (2)	59	56	5%
Total acquisition cost per IFP-equivalent approved member	$343	$286	20%
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

Medicare

Three Months Ended June 30, 2024 and 2023 - Total acquisition cost per MA-equivalent approved member decreased $46, or 4%, during the three months ended June 30, 2024 compared to the same period in 2023, driven by:

•a $107, or 15%, decrease in CC&E cost per MA-equivalent approved member driven by:
◦a reduced new benefit advisor ramp during the three months ended June 30, 2024 compared to the same period in 2023 as we retained a larger number of tenured benefit advisors subsequent to our 2024 AEP,
◦continued optimization of our sales force operations, and
◦reductions in third party agent costs which were utilized to support volume during the three months ended June 30th 2023.
•a $61, or 15%, increase in variable marketing cost per MA-equivalent approved member, primarily reflecting acquisition costs to drive Medicare enrollment growth on our Agency platform.

Individual and Family

Three Months Ended June 30, 2024 and 2023 - Total acquisition cost per IFP-equivalent approved member increased $57, or 20%, during the three months ended June 30, 2024 compared to the same period in 2023, driven by:

•a $54, or 23%, increase in CC&E cost per IFP-equivalent approved member due the overall decline in individual and family plan, ancillary and small business approved members as a result of a decline in our conversion rates; and
•a $3, or 5%, increase in variable marketing cost per IFP-equivalent approved member, primarily driven by the decline in approved members as a result of a decline in our conversion rates.
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
Results of Operations

The following table sets forth our operating results and related percentage of total revenue for the periods presented (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
Revenue
Commission	$56,847	86%	$60,186	90%	$137,774	87%	$128,189	91%
Other	9,009	14%	6,582	10%	21,046	13%	12,302	9%
Total revenue	65,856	100%	66,768	100%	158,820	100%	140,491	100%
Operating costs and expenses (1)
Marketing and advertising	26,783	41%	23,439	35%	65,520	41%	56,308	40%
Customer care and enrollment	28,551	43%	29,979	45%	61,452	39%	55,050	39%
Technology and content	13,044	20%	14,453	22%	26,349	17%	28,806	21%
General and administrative	22,402	34%	25,049	38%	42,021	26%	49,373	35%
Impairment, restructuring and other charges	3,035	5%	—	—%	9,348	6%	—	—%
Total operating costs and expenses	93,815	142%	92,920	139%	204,690	129%	189,537	135%
Loss from operations	(27,959)	(42)%	(26,152)	(39)%	(45,870)	(29)%	(49,046)	(35)%
Interest expense	(2,849)	(4)%	(2,720)	(4)%	(5,658)	(4)%	(5,300)	(4)%
Other income, net	2,335	4%	2,828	4%	4,726	3%	4,816	3%
Loss before income taxes	(28,473)	(43)%	(26,044)	(39)%	(46,802)	(29)%	(49,530)	(35)%
Benefit from income taxes	(505)	(1)%	(2,543)	(4)%	(1,850)	(1)%	(6,151)	(4)%
Net loss	$(27,968)	(42)%	$(23,501)	(35)%	$(44,952)	(28)%	$(43,379)	(31)%
____________

(1)Operating costs and expenses include the following amounts of stock-based compensation expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Marketing and advertising	$711	$538	$1,355	$993
Customer care and enrollment	511	788	1,035	1,393
Technology and content	779	1,173	1,753	2,078
General and administrative	3,105	3,694	6,503	6,723
Total stock-based compensation expense	$5,106	$6,193	$10,646	$11,187

Revenue

Our commission revenue, other revenue and total revenue are summarized as follows (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%
Commission	$56,847	$60,186	$(3,339)	(6)%	$137,774	$128,189	$9,585	7%
% of total revenue	86%	90%			87%	91%
Other	9,009	6,582	2,427	37%	21,046	12,302	8,744	71%
% of total revenue	14%	10%			13%	9%
Total revenue	$65,856	$66,768	$(912)	(1)%	$158,820	$140,491	$18,329	13%

Three Months Ended June 30, 2024 and 2023 – Commission revenue decreased $3.3 million, or 6%, during the three months ended June 30, 2024 compared to the same period in 2023 due to:

•a $4.6 million, or 42%, decrease in commission revenue from our E&I segment driven by:
◦net adjustment revenue from prior periods enrollments of $0.8 million during the three months ended June 30, 2024 compared to $5.3 million in the same period in 2023;
◦an 18%, 15% and 53% decline in individual and family plan, ancillary product and small business approved members, respectively;
◦partially offset by improved constrained LTV of commissions per approved member for most products in our E&I segment.
•a $1.2 million, or 2%, increase in commission revenue from our Medicare segment driven by:
◦a 6% increase in Medicare Advantage plan approved members, partially offset by decreases in Medicare Supplement and Medicare Part D plan approved members;
◦improved constrained LTV of commissions per approved member for Medicare Advantage and Medicare Supplement products;
◦partially offset by a net adjustment revenue from prior periods enrollments of $10.7 million during the three months ended June 30, 2024 compared to $13.4 million in the same period in 2023.

Other revenue increased $2.4 million, or 37%, during the three months ended June 30, 2024 compared to the same period in 2023 due to an increase in fee-based revenue due to a shift in some of our Amplify broker of record arrangements to fee-based arrangements.

Six Months Ended June 30, 2024 and 2023 – Commission revenue increased $9.6 million, or 7%, during the six months ended June 30, 2024 compared to the same period in 2023 due to:

•a $15.3 million, or 14%, increase in commission revenue from our Medicare segment driven by:
◦a 6% increase in overall Medicare plan approved members, specifically driven by increases in Medicare Advantage and Medicare Supplement plan approved members;
◦improved constrained LTV of commissions per approved member for Medicare Advantage and Medicare Supplement products;
◦partially offset by a net adjustment revenue from prior periods enrollments of $11.7 million during the six months ended June 30, 2024 compared to $13.5 million in the same period in 2023.
•a $5.7 million, or 26%, decrease in commission revenue from our E&I segment driven by:
◦a net adjustment revenue from prior periods enrollments of $2.3 million during the six months ended June 30, 2024 compared to $6.8 million in the same period in 2023;

◦a 26%, 16% and 34% decline in individual and family plan, ancillary product and small business approved members, respectively;
◦partially offset by improved constrained LTV of commissions per approved member for most products in our E&I segment.

Other revenue increased $8.7 million, or 71%, during the six months ended June 30, 2024 compared to the same period in 2023 due to an increase in sponsorship revenue as well as fee-based revenue due to a shift in some of our Amplify broker of record arrangements to fee-based arrangements.

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

Our marketing and advertising expenses are summarized as follows (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%
Marketing and advertising	$26,783	$23,439	$3,344	14%	$65,520	$56,308	$9,212	16%
% of total revenue	41%	35%			41%	40%

Three Months Ended June 30, 2024 and 2023 – Marketing and advertising expenses increased $3.3 million, or 14%, during the three months ended June 30, 2024 compared to the same period in 2023, primarily driven by a $2.7 million increase in variable advertising costs, a $0.7 million increase in personnel costs and a $0.4 million increase in software costs, partly offset by a $0.6 million decrease in fixed marketing costs. The increase in variable advertising costs was primarily related to our investment in direct marketing channels and reflects our plan to increasingly attract and retain beneficiaries through brand-driven materials and communications in fiscal 2024.

Six Months Ended June 30, 2024 and 2023 – Marketing and advertising expenses increased $9.2 million, or 16%, during the six months ended June 30, 2024 compared to the same period in 2023, primarily driven by a $6.8 million increase in variable advertising costs, a $0.9 million increase in personnel costs, a $0.8 million increase in software costs and a $0.4 million increase in fixed marketing costs as we returned to growth in our Medicare segment after completing our business transformation plan in fiscal 2023. The increase in variable advertising costs was primarily related to our direct marketing channels and brand investment.

Customer Care and Enrollment

Customer care and enrollment expenses primarily consist of compensation, benefits and licensing costs for personnel engaged in assistance to applicants who call our advisor enrollment center and for benefit advisors who assist applicants during the enrollment process.

Our customer care and enrollment expenses are summarized as follows (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%
Customer care and enrollment	$28,551	$29,979	$(1,428)	(5)%	$61,452	$55,050	$6,402	12%
% of total revenue	43%	45%			39%	39%

Three Months Ended June 30, 2024 and 2023 – Customer care and enrollment expenses decreased $1.4 million, or 5%, during the three months ended June 30, 2024 compared to the same period in 2023, primarily due to a $0.8 million decrease in personnel and compensation costs and a $0.3 million decrease in consulting expenses.

Six Months Ended June 30, 2024 and 2023 – Customer care and enrollment expenses increased $6.4 million, or 12%, during the six months ended June 30, 2024 compared to the same period in 2023, primarily due to increases of $4.9 million in personnel and compensation costs and $1.2 million in licensing costs. The increase in personnel costs reflect the scaling of our agent force supporting our dedicated carrier efforts, retention of a greater number of licensed advisors subsequent to our most recent AEP to support enrollment growth planned for fiscal 2024 and expansion of our member retention efforts.

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

Our technology and content expenses are summarized as follows (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%
Technology and content	$13,044	$14,453	$(1,409)	(10)%	$26,349	$28,806	$(2,457)	(9)%
% of total revenue	20%	22%			17%	21%

Three Months Ended June 30, 2024 and 2023 – Technology and content expenses decreased $1.4 million, or 10%, during the three months ended June 30, 2024 compared to the same period in 2023, primarily driven by a $0.7 million decrease in amortization of internally developed software and a $0.5 million decrease in personnel and compensation costs due to lower headcount as a result of our continued cost reduction initiative.

Six Months Ended June 30, 2024 and 2023 – Technology and content expenses decreased $2.5 million, or 9%, during the six months ended June 30, 2024 compared to the same period in 2023, primarily driven by a $1.5 million decrease in amortization of internally developed software and a $0.5 million decrease in personnel and compensation costs due to lower headcount as a result of our continued cost reduction initiative.

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

Our general and administrative expenses are summarized as follows (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%
General and administrative	$22,402	$25,049	$(2,647)	(11)%	$42,021	$49,373	$(7,352)	(15)%
% of total revenue	34%	38%			26%	35%

Three Months Ended June 30, 2024 and 2023 – General and administrative expenses decreased $2.6 million, or 11%, during the three months ended June 30, 2024 compared to the same period in 2023, primarily driven by a $0.6 million decrease in professional fees, a $0.6 million decrease in stock based compensation expense, a $0.6 million decrease in facilities and other operating expenses and a $0.5 million decrease in personnel and compensation costs.

Six Months Ended June 30, 2024 and 2023 – General and administrative expenses decreased $7.4 million, or 15%, during the six months ended June 30, 2024 compared to the same period in 2023, primarily driven by a $3.3 million decrease in personnel and compensation costs, a $1.4 million decrease in professional fees, a $1.2 million decrease in facilities and other operating expenses and a $0.6 million decrease in consulting expenses.

Impairment, Restructuring and Other Charges

Our impairment, restructuring and other charges consist primarily of severance, transition and other related costs and impairment charges. Our impairment, restructuring and other charges are summarized as follows (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%
Impairment, restructuring and other charges	$3,035	$—	$3,035	*	$9,348	$—	$9,348	*
% of total revenue	5%	—%			6%	—%
__________
* Percentage calculated is not meaningful.

Three Months Ended June 30, 2024 and 2023 – We incurred $3.0 million in impairment, restructuring and other charges for the three months ended June 30, 2024 compared to no impairment, restructuring and other charges for the three months ended June 30, 2023. These charges consisted of $1.9 million of impairment charges related to our leased office spaces, primarily related to our operating lease right-of-use assets. We also incurred $1.1 million of restructuring charges which were primarily related to employee termination benefits as a result of our continued cost reduction efforts since the beginning of fiscal 2024.

Six Months Ended June 30, 2024 and 2023 – We incurred $9.3 million in impairment, restructuring and other charges for the six months ended June 30, 2024 compared to no impairment, restructuring and other charges for the six months ended June 30, 2023. These charges consisted of $7.4 million of impairment related to several of our leased office spaces, which was comprised of $6.9 million of operating lease right-of-use asset impairments and $0.5 million of property and equipment impairments. We also incurred $1.9 million of restructuring charges which primarily related to employee termination benefits as a result of our cost-reduction efforts during the first half of fiscal 2024.

Interest Expense

Interest expense primarily consists of interest expense and amortization of debt issuance costs related to our Credit Agreement. See Note 12 – Debt for additional information. Our interest expense is summarized as follows (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%
Interest expense	$(2,849)	$(2,720)	$(129)	(5)%	$(5,658)	$(5,300)	$(358)	(7)%
% of total revenue	(4)%	(4)%			(4)%	(4)%

Three Months Ended June 30, 2024 and 2023 – Interest expense increased by $0.1 million, or 5%, primarily driven by a $0.1 million increase in debt interest expense as a result of higher interest rates.

Six Months Ended June 30, 2024 and 2023 – Interest expense increased by $0.4 million, or 7%, primarily driven by a $0.2 million increase in debt interest expense as a result of higher interest rates.

Other Income, Net

Other income, net, primarily consisted of interest income and margin earned on commissions received from Medicare plan members transferred to us in 2010 through 2012 by a broker partner.

Our other income, net, is summarized as follows (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%
Other income, net	$2,335	$2,828	$(493)	(17)%	$4,726	$4,816	$(90)	(2)%
% of total revenue	4%	4%			3%	3%

Three Months Ended June 30, 2024 and 2023 – Other income, net, was $2.3 million during the three months ended June 30, 2024, compared to other income, net, of $2.8 million during the three months ended June 30, 2023. The change was primarily due to a $0.2 million increase in interest income as a result of more favorable short-term investment returns.

Six Months Ended June 30, 2024 and 2023 – Other income, net, was $4.7 million during the six months ended June 30, 2024, compared to other income, net, of $4.8 million during the six months ended June 30, 2023.

Benefit from Income Taxes

Our benefit from income taxes is summarized as follows (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%
Benefit from income taxes	$(505)	$(2,543)	$2,038	(80)%	$(1,850)	$(6,151)	$4,301	70%
Effective tax rate	1.8%	9.8%			4.0%	12.4%

Three Months Ended June 30, 2024 and 2023 – Our effective tax rate of 1.8% for the three months ended June 30, 2024 was lower than our 9.8% effective tax rate for the three months ended June 30, 2023 primarily due to fluctuations in stock-based compensation adjustments and the change from using an annualized effective tax rate method to using the actual effective tax rate to calculate our provision for income taxes. Our effective tax rate for the three months ended June 30, 2024 was lower than the statutory federal tax rate due primarily to stock-based compensation adjustments, non-deductible lobbying expenses and changes in our valuation allowance, partially offset by research and development credits and state taxes.
Six Months Ended June 30, 2024 and 2023 – Our effective tax rate of 4.0% for the six months ended June 30, 2024 was lower than our 12.4% effective tax rate for the six months ended June 30, 2023 primarily due to fluctuations in stock-based compensation adjustments and the change from using an annualized effective tax rate method to using the actual effective tax rate to calculate our provision for income taxes. Our effective tax rate for the six months ended June 30, 2024 was lower than the statutory federal tax rate due primarily to stock-based compensation adjustments, non-deductible lobbying expenses and changes in our valuation allowance, partially offset by research and development credits and state taxes.
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

The Medicare segment consists primarily of amounts earned from our sale of Medicare-related health insurance plans, including Medicare Advantage, Medicare Supplement and Medicare Part D prescription drug plans, fees earned for the performance of administrative services, amounts earned from our non-broker-of-record, or fee-based, arrangements, our performance of various post-enrollment services for members and to a lesser extent, amounts earned from our sale of ancillary products sold to our Medicare-eligible customers, including but not limited to, dental and vision plans, as well as amounts we are paid in connection with our advertising program for marketing and other services.

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

Our operating segment revenue and segment profit (loss) are summarized as follows (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%
Revenue:
Medicare	$59,248	$55,430	$3,818	7%	$141,636	$117,264	$24,372	21%
Employer and Individual	6,608	11,338	(4,730)	(42)%	17,184	23,227	(6,043)	(26)%
Total revenue	$65,856	$66,768	$(912)	(1)%	$158,820	$140,491	$18,329	13%

Segment profit (loss):
Medicare	$1,274	$(2,062)	$3,336	162%	$9,583	$(2,648)	$12,231	462%
Employer and Individual	890	6,888	(5,998)	(87)%	5,542	14,562	(9,020)	(62)%
Segment profit	2,164	4,826	(2,662)	(55)%	15,125	11,914	3,211	27%
Corporate	(17,704)	(19,634)	1,930	10%	(32,317)	(39,377)	7,060	18%
Stock-based compensation expense	(5,106)	(6,193)	1,087	18%	(10,646)	(11,187)	541	5%
Depreciation and amortization	(4,278)	(5,151)	873	17%	(8,684)	(10,396)	1,712	16%
Impairment, restructuring and other charges	(3,035)	—	(3,035)	*	(9,348)	—	(9,348)	*
Interest expense	(2,849)	(2,720)	(129)	(5)%	(5,658)	(5,300)	(358)	(7)%
Other income, net	2,335	2,828	(493)	(17)%	4,726	4,816	(90)	(2)%
Loss before income taxes	$(28,473)	$(26,044)	$(2,429)	(9)%	$(46,802)	$(49,530)	$2,728	6%
__________
* Percentage calculated is not meaningful.

Medicare Segment

Three Months Ended June 30, 2024 and 2023 – Revenue from our Medicare segment increased $3.8 million, or 7%, during the three months ended June 30, 2024 compared to the same period in 2023 due to a $2.6 million increase in fee-based revenue and a $1.2 million increase in commission revenue. The increase in fee-based revenue was driven by a shift in some of our Amplify broker-of-record arrangements to fee-based arrangements. The increase in Medicare segment commission revenue is due primarily to a 6% increase in Medicare Advantage plan approved members, increased constrained LTV of commissions per approved member for Medicare Advantage and Medicare Supplement products, as well as an increase of $0.6 million in Medicare segment bonus revenue. These increases were partially offset by lower net adjustment revenue from prior period enrollments, which was $10.7 million for the three months ended June 30, 2024, compared to $13.4 million for the same period in 2023.

Our Medicare segment profit was $1.3 million during the three months ended June 30, 2024, an improvement of $3.3 million, compared to a segment loss of $2.1 million for the same period in 2023. This increase was primarily driven by a $3.8 million increase in revenue from our Medicare segment, partially offset by a $0.5 million increase in operating expenses from our Medicare segment, excluding stock-based compensation expense, depreciation and amortization, impairment, restructuring and other charges, interest expense and other income, net. The increase in operating expenses was mostly attributable to continued implementation of our initiatives to attract and retain beneficiaries in fiscal 2024.

Six Months Ended June 30, 2024 and 2023 – Revenue from our Medicare segment increased $24.4 million, or 21%, during the six months ended June 30, 2024 compared to the same period in 2023, primarily attributable to a $15.3 million increase in commission revenue. The increase in Medicare segment commission revenue is primarily due to a $4.7 million and $4.4 million increase in Medicare Advantage plan and Medicare Supplement plan related commission revenue, respectively, driven by an 8% growth in both Medicare Advantage plan and Medicare Supplement plan approved members. Additionally, the increase in Medicare segment commission was due to improved constrained LTV of commissions per approved member for Medicare Advantage plans and Medicare Supplement plans compared to the same period in the prior year. These increases were partially offset by $11.7 million in net adjustment revenue from prior period enrollments for the six months ended June 30, 2024, compared to $13.5 million in net adjustment revenue for the same period in 2023 in our Medicare segment.

Our Medicare segment profit was $9.6 million during the six months ended June 30, 2024, an improvement of $12.2 million, compared to a segment loss of $2.6 million for the same period in 2023. This increase was primarily driven by a $24.4 million increase in revenue from our Medicare segment, partially offset by an $12.1 million increase in operating expenses from our Medicare segment, excluding stock-based compensation expense, depreciation and amortization, impairment, restructuring and other charges, interest expense and other income, net. The increase in operating expenses was mostly attributable to continued implementation of our initiatives to attract and retain beneficiaries in fiscal 2024.

Employer and Individual Segment

Three Months Ended June 30, 2024 and 2023 – Revenue from our E&I segment decreased $4.7 million, or 42%, during the three months ended June 30, 2024 compared to the same period in 2023, primarily attributable to a $4.6 million decrease in commission revenue driven by lower net adjustment revenue from prior period enrollments. Net adjustment revenue from prior period enrollments for the three months ended June 30, 2024 was $0.8 million, compared to $5.3 million for the same period in 2023. Revenue also decreased due to declines in individual and family plan, ancillary product and small business approved members, partially offset by an increase in LTV of commissions per approved member for most products in our E&I segment. The reduced volumes are a result of our focus on implementing operational enhancements in the E&I segment and we plan to return to enrollment growth in the fourth quarter of fiscal 2024.

Our E&I segment profit was $0.9 million during the three months ended June 30, 2024, a decrease of $6.0 million, or 87%, compared to segment profit of $6.9 million for the same period in 2023. The decrease was primarily driven by a $4.7 million decrease in our E&I segment revenue and a $1.3 million increase in our E&I segment operating expenses, excluding stock-based compensation expense, depreciation and amortization, impairment, restructuring and other charges, interest expense and other income, net. The increase in operating expenses was mostly attributable to investments in operational enhancements for our E&I segment that are underway in fiscal 2024.

Six Months Ended June 30, 2024 and 2023 – Revenue from our E&I segment decreased $6.0 million, or 26%, during the six months ended June 30, 2024 compared to the same period in 2023, primarily attributable to a $5.7 million decrease in commission revenue driven by lower net adjustment revenue from prior period enrollments. Net adjustment revenue from prior period enrollments for the six months ended June 30, 2024 was $2.3 million, compared to $6.8 million in the same period in 2023. Revenue also decreased due to declines in individual and family plan, ancillary product and small business approved members, partially offset by an increase in LTV of commissions per approved member for most products in our E&I segment. The reduced volumes are a result of our focus on implementing operational enhancements in the E&I segment, and we plan to return to enrollment growth in the fourth quarter of fiscal 2024.

Our E&I segment profit was $5.5 million during the six months ended June 30, 2024, a decrease of $9.0 million, or 62%, compared to segment profit of $14.6 million for the same period in 2023. The decrease was primarily driven by a $6.0 million decrease in our E&I segment revenue and a $3.0 million increase in our E&I segment operating expenses, excluding stock-based compensation expense, depreciation and amortization, impairment, restructuring and other charges, interest expense and other income, net. The increase in operating expenses was mostly attributable to investments in our operational enhancements for our E&I segment that are underway in fiscal 2024.
Liquidity and Capital Resources

As of June 30, 2024, we had cash, cash equivalents and short-term marketable securities of $151.1 million. During the six months ended June 30, 2024, we generated operating cash flow of $38.6 million as summarized below. We have historically financed our operations primarily through cash generated from our operations, equity issuances and debt financing. Our principal uses of cash in recent periods have been funding working capital, purchases of short-term investments, the satisfaction of tax withholding obligations in connection with the settlement of restricted stock units, making payments on our operating lease obligations and service and licensing obligations, and complying with our debt servicing requirements and preferred stock dividend payment obligations.

Cash and Cash Equivalents

Our cash, cash equivalents and short-term marketable securities are summarized as follows (in thousands):

	June 30, 2024	December 31, 2023
Cash and cash equivalents	$126,344	$115,722
Short-term marketable securities	24,721	5,930
Total cash, cash equivalents and short-term marketable securities	$151,065	$121,652

Cash equivalents, which are comprised of financial instruments with an original maturity of 90 days or less from the date of purchase, primarily consist of commercial paper, money market funds and agency bonds. We also maintained $3.1 million in restricted cash as of June 30, 2024 and December 31, 2023.

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

Short-term obligations were $9.0 million for leases and $3.0 million for service and licensing as of June 30, 2024. Long-term obligations were $27.1 million for leases and $0.1 million for service and licensing as of June 30,

2024. We expect to fund these obligations through our existing cash and cash equivalents and cash generated from operations.

Convertible Preferred Stock

Pursuant to an investment agreement dated February 17, 2021 with Echelon Health SPV, LP (“H.I.G.”) (the “H.I.G. Investment Agreement”), we issued and sold 2,250,000 shares of Series A convertible preferred stock (“Series A Preferred Stock”) at an aggregate purchase price of $225.0 million to H.I.G. in a private placement and received $214.0 million net proceeds on April 30, 2021. During 2023, we made cash dividend payments in the aggregate amount of $3.5 million. During the second quarter of 2024 we made a cash dividend payment of $2.7 million. The H.I.G. Investment Agreement also provides certain redemption rights on or after April 2027. In addition, the Company is required to maintain an Asset Coverage Ratio (as defined in the H.I.G. Investment Agreement) of at least 2.5x, which increased from 2.0x in August 2023 (the “Minimum Asset Coverage Ratio”) and a Minimum Liquidity Amount (as defined in the H.I.G. Investment Agreement). Failure to maintain the Minimum Asset Coverage Ratio or the Minimum Liquidity Amount as of the date or the time period as required by the H.I.G. Investment Agreement, for as long as H.I.G. continues to own at least 30% of the Series A Preferred Stock originally issued to it in the private placement, entitles H.I.G., subject to the conditions and restrictions specified therein, to additional rights including, the right to nominate one additional member to the Company’s Board of Directors, the right to approve the Company’s annual budget, the right to approve hiring or termination of certain key executives and the right to approve the incurrence of certain indebtedness. See Note 6 — Convertible Preferred Stock in our Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information.

As of September 30, 2023, we failed to maintain the Minimum Asset Coverage Ratio, which entitles H.I.G. to the additional rights set forth above. On March 13, 2024, the Nominating and Corporate Governance Committee of our Board of Directors approved the appointment of a board observer designated by H.I.G. Our failure to maintain the Minimum Asset Coverage Ratio does not entitle H.I.G. to accelerate the redemption of the Series A Preferred Stock nor is it expected to materially impact our ability to generate and obtain adequate amounts of cash to meet our short-term or long-term requirements. As of June 30, 2024, we were in compliance with the Minimum Liquidity Amount.

Term Loan Credit Agreement

On February 28, 2022, we entered into a term loan credit agreement providing for a $70.0 million secured term loan credit facility with Blue Torch Finance LLC, as administrative agent and collateral agent, and other lenders party thereto, which agreement was subsequently amended on August 16, 2022 (as amended, the “Credit Agreement”) to update our borrowing benchmark from LIBOR to SOFR. The Credit Agreement matures in February 2025. As part of the Credit Agreement, we incur a $0.3 million fee per annum, payable annually. The loans under the Credit Agreement bear interest, at our option, at either a rate based on the Adjusted Term SOFR or a base rate, in each case plus a margin. The base rate is the highest of the prime rate, the federal funds rate plus 0.50% and the three-month Adjusted Term SOFR plus 1.00%. The margin is 7.50% for Adjusted Term SOFR loans and 6.50% for base rate loans. As of June 30, 2024, the interest rate was 13.11%. For the three and six months ended June 30, 2024 we incurred interest expense on the credit facility of $2.3 million and $4.6 million, respectively. For the three and six months ended June 30, 2023 we incurred interest expense of $2.2 million and $4.4 million, respectively.

As of June 30, 2024, the carrying value of the loan under the Credit Agreement was $68.7 million and we were in compliance with our loan covenants. See Note 12 – Debt in our Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information regarding the Credit Agreement.

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

Cash Activities

Our cash flows for the six months ended June 30, 2024 and 2023 are summarized as follows (in thousands):

	Six Months Ended June 30,
	2024	2023
Net cash provided by operating activities	$38,579	$51,375
Net cash used in investing activities	(23,735)	(40,777)
Net cash used in financing activities	(4,241)	(1,687)

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

Six Months Ended June 30, 2024 – Net cash provided by operating activities was $38.6 million during the six months ended June 30, 2024, primarily driven by changes in net operating assets and liabilities of $59.5 million and adjustments for non-cash items of $24.0 million, partially offset by a net loss of $45.0 million. Adjustments for non-cash items primarily consisted of $10.6 million of stock-based compensation expense, $7.7 million of amortization of internally developed software and $7.4 million of impairment charges, partially offset by a $2.6 million decrease due to the change in deferred income taxes. Cash provided by changes in net operating assets and liabilities during the six months ended June 30, 2024 primarily consisted of a decrease of $86.7 million in contract assets – commissions receivable and $2.8 million in accounts receivable, a $2.3 million increase in accrued expenses and other liabilities and a $2.0 million increase in deferred revenue, partly offset by decreases of $20.8 million in accrued compensation and related expenses and $12.5 million in accrued marketing expenses.

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

Six Months Ended June 30, 2024 – Net cash used in investing activities of $23.7 million for the six months ended June 30, 2024 mainly consisted of $37.4 million used to purchase marketable securities and $4.9 million in capitalized internal-use software and website development costs, partially offset by $19.0 million in proceeds from the maturities and redemptions of marketable securities.

Six Months Ended June 30, 2023 – Net cash used in investing activities of $40.8 million for the six months ended June 30, 2023 mainly consisted of $48.6 million used to purchase marketable securities and $4.2 million in capitalized internal-use software and website development costs, partially offset by $12.4 million in proceeds from the maturities and redemptions of marketable securities.

Financing Activities

Six Months Ended June 30, 2024 – Net cash used in financing activities of $4.2 million for the six months ended June 30, 2024 was primarily due to a $2.7 million payment of preferred stock dividends and $1.9 million in repurchases of shares to satisfy employee tax withholding obligations.

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

Our cash, cash equivalents, short-term marketable securities and restricted cash are summarized as follows (in thousands):

	June 30, 2024	December 31, 2023
Cash and cash equivalents (1) (2)	$126,344	$115,722
Short-term marketable securities (2)	24,721	5,930
Restricted cash	3,090	3,090
Total cash, cash equivalents, short-term marketable securities and restricted cash	$154,155	$124,742
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

Our portfolio of available for sale debt securities is exposed to credit and interest rate risk. As of June 30, 2024, we invested $24.7 million in marketable securities primarily consisting of commercial paper and agency bonds. The maturities of these securities were less than one year. See Note 4 – Fair Value Measurements in our Notes to Condensed Consolidated Financial Statements for further discussion on our available for sale debt securities.

Our total contract assets and accounts receivable are summarized as follows (in thousands):

	June 30, 2024	December 31, 2023
Contract assets – commissions receivable – current	$194,306	$244,663
Contract assets – commissions receivable – non-current	637,568	673,514
Accounts receivable	1,183	3,993
Total contract assets and accounts receivable	$833,057	$922,170

As of June 30, 2024, our net contract assets – commissions receivable balance was $831.9 million. Our contracts with carriers expose us to credit risk that a financial loss could be incurred if the counterparty does not fulfill its financial obligation. While we are exposed to credit losses due to the non-performance of our counterparties, we consider this risk to be remote. We estimate our maximum credit risk in determining the contract assets – commissions receivable balance recognized on the balance sheet. We had allowances for credit losses of $1.7 million and $2.1 million as of June 30, 2024 and December 31, 2023, respectively.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our material legal proceedings, if any, are described in Part I, Item I of this Quarterly Report on Form 10-Q in the Notes to Condensed Consolidated Financial Statements in Note 8 – Commitments and Contingencies.
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

The market for selling health insurance plans is characterized by intense competition, and we face challenges associated with evolving distribution models, industry and regulatory standards, customer price sensitivity and macro-economic conditions. To remain competitive against our current and future competitors, we need to continue to enhance the online and mobile health insurance shopping experience and functionalities of our website and advisor enrollment operations that our current and future customers may use to purchase health insurance products from us. We also need to work with the health insurance carriers to be able to offer a variety of quality health insurance plans on our platform from which our customers may choose. We will also need to market our services effectively and drive a substantial number of consumers interested in purchasing health insurance to our website and advisor enrollment centers during the relevant enrollment periods in a cost-effective manner.

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

Our revenue has been concentrated in a small number of health insurance carriers and we expect that a small number of health insurance carriers will continue to account for a significant portion of our revenue for the foreseeable future. For example, Humana, Aetna and UnitedHealthcare accounted for 27%, 21%, and 16%, respectively, of our total revenue for the six months ended June 30, 2024, and accounted for 27%, 7%, and 22%, respectively, of our total revenue for the six months ended June 30, 2023. As discussed elsewhere in this Risk Factors section, our contractual relationships with health insurance carriers are typically non-exclusive and terminable on short notice by either party for any reason. In particular, given the concentration of our Medicare plan sales in a small number of carriers, if we lose a relationship with a health insurance carrier to market their Medicare plans, even temporarily, or if the health insurance carrier loses its Medicare product membership or their ability to conduct business is otherwise impaired, our business, operating results and financial condition could be harmed.
If we are unable to successfully attract and convert qualified prospects into members for whom we receive commissions, our business, operating results and financial condition would be harmed.

We derive our revenues primarily from commission payments paid to us by health insurance carriers for Medicare-related health insurance and individual and family health insurance plans that have been purchased by members through our services. Our business success depends in large part on our ability to attract qualified prospects into our enrollment platform and provide a relevant and reliable experience in a cost-effective manner to convert such prospects into paying members for whom we receive commissions. We employ different marketing channels and may from time to time adjust our member acquisition strategy to attract visitors to our website and communicate with customers who contact our advisor enrollment centers. If our ability to market and sell Medicare-related health insurance and individual and family health insurance is constrained during the Medicare or individual and family health insurance enrollment periods for any reason, such as technology failures, interruptions in the operation of our ecommerce or telephony platforms, reduced allocation of resources, delayed, reduced, or ineffective delivery of our marketing efforts, or any inability to timely employ, license, train, certify and retain our benefit advisors to sell health insurance, we could acquire fewer members, suffer a reduction in our membership, and our business, operating results and financial condition could be harmed. Our business may also be adversely affected by changes in the mix of products and services that we offer on our platform, changes in the mix of consumers who are referred to us through our direct marketing, marketing partners and strategic partner marketing member acquisition channels, including the quality of sales leads, and by seasonal influences. In addition, adverse market events or economic conditions, such as changes in inflation or unemployment levels, or political events such as elections, could impact consumer behavior and demand for health insurance. If more consumers decide to delay enrollment or decrease or discontinue coverage under plans sold through us, our business, operating results and financial condition would be adversely affected.

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

Due to the timing of Medicare and individual and family health plan annual enrollment periods, which may be subject to change from time to time, our financial results fluctuate and are not comparable from quarter to quarter. The Medicare annual enrollment period occurs from October 15 to December 7 each year, the individual and family health insurance open enrollment period occurs from November 1 through December 15 each year for most states, and the Medicare Advantage open enrollment period, during which Medicare-eligible individuals enrolled in a Medicare Advantage plan can switch to the original Medicare program or switch to a different Medicare Advantage plan, runs from January 1 through March 31 of each year. As a result, we have traditionally experienced an increase in the number of submitted Medicare-related applications and approved members during the fourth quarter and, to a lesser extent, in the first quarter, and an increase in Medicare plan-related expense, including marketing and advertising expenses, during the third and fourth quarters in connection with the open enrollment periods. However, because commissions from approved customers are paid to us over time, our operating cash flows could be adversely impacted by a substantial increase in marketing and advertising expense.

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
We also depend on a relatively small number of employees for certain key roles, and the loss of such key employees could harm our business. For example, we are required to appoint a single designated writing agent with each insurance carrier. A small number of our employees act as writing agent and each employee that acts as writing agent does so for a number of carriers. When an employee who acts as writing agent terminates their employment with us, we need to replace such writing agent with another employee who has health insurance licenses. Due to our national reach and the large number of carriers whose plans are purchased by our members, the process of changing writing agents has in the past taken and could take a significant period of time to complete. If the transition is not successful, our ability to sell health insurance plans may be interrupted, our agency relationship with particular insurance carriers may be terminated, our commission payments could be discontinued or delayed and, as a result, our business, operating results and financial condition could be harmed.
Our business success depends on our ability to timely recruit, train and retain qualified licensed insurance agents, or benefit advisors, and other personnel to provide superior customer service and support our strategic initiatives while also controlling our labor costs.

Our omnichannel consumer engagement platform enables customers to discover, compare and purchase a health insurance plan using our proprietary online search engine as well as receive assistance of a licensed insurance agent, or benefit advisor, by telephone, online chat or through a hybrid online assisted interaction such as co-browsing. Our advisor enrollment center operations are critical to our success and dependent on our ability to recruit, train and effectively manage our licensed benefit advisors and other personnel who support the operation of our advisor enrollment centers. To sell Medicare-related health insurance products, our benefit advisors must be licensed by the states in which they are selling plans and certified and appointed with the health insurance carrier that offers the plans in each applicable state. We depend upon our staff, state departments of insurance, government exchanges and health insurance carriers for the licensing, certification and appointment of our benefit advisors. We may experience difficulties recruiting and retaining a sufficient number of benefit advisors and support staff during the year and especially for the Medicare annual enrollment period.

Even if we are successful in recruiting licensed benefit advisors and support staff, failure to retain, train and ensure the productivity of our benefit advisors and other individuals that operate our advisor enrollment centers could result in lower-than-expected sold plans, conversion rates and revenue, higher costs of acquisition per member and higher plan termination rates, any of which could harm our business, operating results and financial condition. If our benefit advisors do not perform to the standards we expect of them or if we do not generate sufficient call volumes for our benefit advisors to remain productive, our sold plan volume, conversion and retention rates could be negatively impacted, and our business, operating results and financial condition would be harmed. If investments we make in our advisor enrollment center operations do not result in the returns we expected when making those investments, we could acquire fewer members, suffer a reduction in our membership, and our business, operating results and financial condition could be harmed.

Given that our business is seasonal in nature, if we are not successful in recruiting, training and retaining qualified benefit advisors and other workers, our benefit advisors or other workers do not perform to high standards or our investments in our advisor enrollment center operations do not result in expected returns, among other factors discussed in this risk factor, our ability to sell Medicare-related health insurance plans will be impaired during the Medicare annual enrollment period, which would harm our business, operating results and financial condition.

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

Our growth strategy also involves investment in the development of new offerings and initiatives that differentiate us from our competitors, including those aimed at increasing the effectiveness of our sales and marketing organizations. We may also enter into strategic transactions or partnerships aligned with our business and growth objectives. Pursuing and investing in these initiatives may increase our expenses and our organizational complexity, divert management’s attention from other business concerns and also involve risks and uncertainties described elsewhere in this Risk Factors section, including the failure of our initiatives to achieve our retention, cost-savings, growth or profitability targets, inadequate return of capital on our investments, legal and regulatory compliance risks, potential changes in laws and regulations and other issues that could cause us to fail to realize the anticipated benefits of our investments and incur unanticipated liabilities. If we are not successful in executing on our operational and strategic plans or if we do not realize the expected benefits of our investments, our business, operating results and financial condition would be harmed.

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

Our future operating results will depend on our ability to manage our operations. It is also important to our success that we recruit qualified personnel and properly train and manage them, all while maintaining our corporate culture and spirit of innovation. If we are not successful in these efforts, our growth and operations could be adversely affected. In the third quarter of 2022, we adopted a remote first workplace model in the United States, meaning that, except for those employees whose job responsibilities require in-office work, none of our employees are required to work at the office. While we believe allowing employees to work remotely will help us attract and retain talent, transitioning to and operating as a remote first company could negatively impact employee productivity and morale, sales and marketing efforts, customer success efforts, and revenue growth rates or other financial metrics, or create operational or other challenges, any of which could adversely impact our business, financial condition and operating results in any given period, especially if such disruption occurs during or in our preparation for the Medicare annual enrollment period or individual and family health insurance enrollment periods. Technologies in our employees’ homes may also be more limited or less reliable than those provided in our offices. We may also be exposed to risks associated with the various locations of our remote employees, including compliance with local laws and regulations, and if employees fail to inform us of changes in their work location, we may be exposed to additional risks without our knowledge. If our key personnel or a significant portion of our employees are unable to work effectively in a remote setting or our business operations are otherwise disrupted during the Medicare annual enrollment period or individual and family health insurance enrollment periods, the adverse impact on our business would be particularly pronounced. It may also be difficult for us to preserve our corporate culture, and our employees may have less opportunities to collaborate in meaningful ways, which could harm our ability to retain and recruit employees, innovate and operate our business effectively.
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

Risks Related to Laws and Regulations

The marketing and sale of health insurance plans, including Medicare plans, are subject to numerous, complex and frequently changing laws, regulations and guidelines, and non-compliance with or changes in laws, regulations and guidelines, or changes in their interpretation or the manner in which they are enforced could harm our business, operating results and financial condition.

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

In April 2023, CMS released final versions of the rules initially proposed in December 2022. The finalized rules, among other things, require us and our partners to provide to consumers additional disclaimers that may direct them away from our enrollment platform and towards government owned or operated enrollment channels or other platforms, add complications to the Medicare marketing material filing and review process, increase CMS and insurance carrier monitoring of third party marketing organizations (“TPMOs”) such as us, add requirements on agents enrolling beneficiaries in Medicare plans, limit marketing of plan benefits and cost savings, require lengthy new disclosures that make certain forms of marketing infeasible, potentially require a 48-hour waiting period between initial contact with a beneficiary and enrolling that beneficiary in certain circumstances, and limit the time we may contact beneficiaries about Medicare plan options to six months after the beneficiary gives us permission for such contact. These additional requirements could impede or otherwise harm our business, operating results and financial condition. There may be further potential impact on the business upon the release of any new guidance and sub-regulatory guidance or changes in their interpretation or the manner in which such guidance is enforced.

In April 2024, CMS released final versions of the rules (“CY 2025 Final Rules”) proposed in December 2023 related to, among other things, reducing agent and broker payment amounts and regulating contractual terms with Medicare Advantage and Medicare Part D prescription drug plans and dual eligible special needs plans enrollments. The CY 2025 Final Rules also finalized provisions requiring certain documentation and consent regarding the collection and sharing of personal data with other TPMOs, concepts which initially had been proposed in April 2023. If, and to the extent that, the CY 2025 Final Rules are determined to apply to our operations, or we receive further guidance that is adverse to our operations, our business, operating results and financial condition could be impeded or otherwise harmed. On July 18, 2024, CMS partially reverted the CY 2025 Final Rules to the rules previously in effect in response to preliminary injunctions orders.

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

We use email and telephone, among other channels, to market our services to potential members and as the primary means of communicating with our existing members. The laws and regulations governing the use of email and telephone calls for marketing purposes continue to evolve, and changes in technology, the marketplace or consumer preferences may lead to the adoption of additional laws or regulations or changes in interpretation of existing laws or regulations. If new laws or regulations are adopted, or existing laws and regulations are interpreted or enforced, to impose additional restrictions on our ability to send email or telephone calls or SMS text messages to our members or potential members, we may not be able to communicate with them in a cost-effective manner. For example, we use telephones to communicate with customers and prospective customers, and some of these communications may be subject to the TCPA and other telemarketing laws, including state laws, that restrict our ability to market using the telephone in certain respects. The TCPA prohibits us from using an automatic telephone dialing system or prerecorded or artificial voices to make certain telephone calls to consumers without prior express written consent and provides for statutory damages of $500 for each violation and $1,500 for each willful violation. While we have policies in place to comply with the TCPA and other telemarketing laws, we have been in the past, and may in the future become, subject to claims that we have violated the TCPA. In the event that we were found to have violated the TCPA, our business, operating results and financial condition could be harmed. The TCPA and other laws and regulations relating to telemarketing are also subject to periodic updates and changes in enforcement and litigation risks. In addition to legal restrictions on the use of email, Internet service providers, email service providers and others attempt to block the transmission of unsolicited email, commonly known as “spam.” Many Internet and email service providers have relationships with organizations whose purpose is to detect and notify the Internet and email service providers of entities that the organization believes is sending unsolicited email. If an Internet or email service provider identifies email from us as “spam” as a result of reports from these organizations or otherwise, we can be placed on a restricted list that will block our email to members or potential members. Similarly, telephone carriers may block or put consumer warnings on calls or SMS text messages originating from call centers. Consumers increasingly screen their incoming emails and telephone calls and SMS text messages, including by using screening tools and warnings, and therefore our members or potential members may not reliably receive our messages, whether or not such messages constitute marketing. If we are unable to communicate effectively by email or telephone with our members and potential members as a result of legislation, legal or regulatory actions, blockage, screening technologies or otherwise, our business, operating results and financial condition would be harmed.

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

We have net operating loss carryforwards for federal and state income tax purposes to offset future taxable income. Our federal and state net operating loss carryforwards begin expiring in 2034 and 2024, respectively. A lack of future taxable income would adversely affect our ability to utilize these net operating loss carryforwards. In addition, utilization of the net operating loss carryforwards may be subject to a substantial annual limitation due to ownership changes that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), and similar state provisions. These ownership change limitations may limit the amount of net operating loss carryforwards and other tax attributes that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change” as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points (by value) of the outstanding stock of a company by certain stockholders. Our ability to use the remaining net operating loss carryforwards may be further limited if we experience a Section 382 ownership change as a result of future changes in our stock ownership.

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

We rely in part upon third-party vendors, including cloud infrastructure and bandwidth providers, to operate our ecommerce platform and advisor enrollment centers. Consumers using our website and accessing our services depend upon online, mobile and other service providers for access to our website and services. Our remote employees rely on third-party service providers to access our systems and other agent productivity tools. We cannot predict whether additional network capacity will be available from these vendors as we need it, and our network or our suppliers’ networks might be unable to achieve or maintain a sufficiently high capacity of data transmission. Any significant interruption in access to our advisor enrollment centers or our website or increase in our website’s response time as a result of these difficulties could impair our revenue-generating capabilities, damage our reputation and our relationship with insurance carriers, marketing partners and existing and potential members, and harm our business, operating results and financial condition. In addition, any loss of data could result in loss of customers and subject us to potential liability. Our business operations may also be disrupted if our employees are unable to work from home effectively as a result of technical difficulties experienced by these service providers. Many of these service providers have experienced significant outages, delays and other difficulties in the past and could experience them in the future. If these third parties experience difficulty providing the services we require or meeting our standards for those services, it could make it difficult for us to operate some aspects of our business. Our and our vendors’ facilities, database and systems are vulnerable to damage or interruption from human error, fire, floods, earthquakes and other natural disasters, power loss, telecommunications failures, physical or electronic break-ins, computer viruses, cyberattacks, acts of terrorism, other attempts to harm our systems and similar events.

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
•any strategic transaction or partnership that we may enter into;
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

Customer and consumer demand for health insurance plans may be impacted by weak economic conditions, recession, market volatility or other negative economic factors in the United States or other nations. For example, in 2022, the United States experienced significantly heightened inflationary pressures which continued into 2023. Some of our members may delay signing up for an insurance plan or opt into a plan with lower insurance premiums as a result of such negative economic factors, and we may also experience potential delays in customer premium payments or an increase in plan termination rates, any of which could harm our business. In addition, limited liquidity, defaults, non-performance or other adverse developments affecting financial institutions, or perceptions regarding these or similar risks, have in the past and may in the future lead to market-wide liquidity problems, and such adverse developments may impact parties with which we do business and their liquidity. These macroeconomic factors could materially and adversely affect our business, operating results and financial condition. For example, the closures of Silicon Valley Bank (“SVB”), Signature Bank and First Republic Bank in the first half of 2023 resulted in broader financial institution liquidity risk and concerns. Although we were able to access all of the funds we had on deposit with SVB, the failure of any bank in which we deposit our funds could reduce the amount of cash we have available for our operations or delay our ability to access such funds.

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

Exhibit Number			Incorporation by Reference Herein
		Description of Exhibit	Form	Date
10.1	†*	Independent Contractor Agreement, dated May 29, 2024, between John J. Stelben and eHealthInsurance Services, Inc.
10.2	*	2024 Equity Incentive Plan	Current Report on Form 8-K (File No. 001-33071)	June 14, 2024
10.3	*	2020 Employee Stock Purchase Plan	Current Report on Form 8-K (File No. 001-33071)	June 14, 2024
31.1	†	Certification of Francis Soistman, Chief Executive Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	†	Certification of John Stelben, Chief Financial Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	‡	Certification of Francis Soistman, Chief Executive Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	‡	Certification of John Stelben, Chief Financial Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	†	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	†	Inline XBRL Taxonomy Extension Schema Document
101.CAL	†	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	†	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	†	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	†	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		The cover page from the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2024, formatted in Inline XBRL and contained in Exhibit 101
†    Filed herewith.
‡    Furnished herewith.
*     Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EHEALTH, INC.
Date:	August 7, 2024	/s/ Francis Soistman
Francis Soistman Chief Executive Officer (Principal Executive Officer)

Date:	August 7, 2024	/s/ John Stelben
John Stelben Chief Financial Officer (Principal Financial Officer)