Form 10-Q
period 2024-09-30
eHealth, Inc.
filed 2024-11-06
CIK 1333493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of November 1, 2024 was 29,633,690 shares.

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
•our estimates regarding the constrained lifetime value of commissions per approved member and commissions receivable;
•our expectations relating to revenue, operating costs, cash flows and profitability;
•our expectations regarding our strategy and investments;
•our expectations regarding our business, industry and market trends, including market opportunity, consumer demand and our competitive advantage;
•our expectations regarding our Medicare, individual and family, small business and other ancillary products, including anticipated trends and our ability to enroll members;
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

We have based these forward-looking statements on our current expectations about future events. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Our actual results may differ materially from those suggested by these forward-looking statements for various reasons, including our ability to retain existing members and enroll new members during the annual healthcare open enrollment period, the Medicare annual enrollment period, the Medicare Advantage open enrollment period and other special enrollment periods; changes in laws, regulations and guidelines, including in connection with healthcare reform or with respect to the marketing and sale of Medicare plans, such as the Policy and Technical Changes to the Medicare Advantage Program for Contract Year 2025 released by CMS on April 4, 2024; competition, including competition from government-run health insurance exchanges and other sources; the seasonality of our business and the fluctuation of our operating results; our ability to accurately estimate membership, lifetime value of commissions and commissions receivable; changes in product offerings among carriers on our ecommerce platform and changes in our estimated conversion rate of an approved member to a paying member and the resulting impact of each on our commission revenue; the concentration of our revenue with a small number of health insurance carriers; our ability to execute on our growth strategy and other business initiatives; changes in our management or other key employees; our ability to recruit, train, retain and ensure the productivity of licensed insurance agents, or benefit advisors, and other personnel; exposure to security risks and our ability to safeguard the security and privacy of confidential data; our relationships with health insurance carriers; the success of our carrier advertising and sponsorship program; our success in marketing and selling health insurance plans and our unit cost of acquisition; our ability to effectively manage our operations as our business evolves and execute on our business plan and other strategic initiatives; the need for health insurance carrier and regulatory approvals in connection with the marketing of Medicare-related insurance products; changes in the market for private health insurance; consumer satisfaction of our service and actions we take to improve the quality of enrollments; changes in member conversion rates; changes in commission rates; our ability to sell qualified health insurance plans to subsidy-eligible individuals and to enroll subsidy-eligible individuals through government-run health insurance exchanges; our ability to derive desired benefits from investments in our business, including membership growth and retention initiatives; our reliance on marketing partners; the success and cost of our marketing efforts, including branding, online advertising, direct-to-consumer mail, email, social media, telephone, television, radio and other marketing efforts; timing of receipt and accuracy of commission reports; payment practices of health insurance carriers; dependence on our operations in China; the restrictions in our debt obligations; the restrictions in our investment agreement with our convertible preferred stock investor; our ability to raise additional capital; compliance with insurance, privacy, cybersecurity and other laws and regulations; the outcome of litigation in which we may from time to time be involved; the performance, reliability and availability of our information technology systems, ecommerce platform and underlying network infrastructure, including any new systems we may implement; public health crises, pandemics, natural disasters, changing climate conditions and other extreme events; general economic conditions, including inflation, recession, financial, banking and credit market disruptions; our ability to affectively administer our self-insurance program; and those identified under the heading “Risk Factors” in Part II, Item 1A of this report and those discussed in our other Securities and Exchange Commission filings. Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in this report are made only as of the date hereof. Except as required by applicable law, we do not undertake, and specifically decline, any obligation to update any of these statements or to publicly announce the results of any revisions to any forward-looking statements, whether as a result of new information, future events, changes in assumptions or otherwise.

Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause our actual results to differ materially from those in the forward-looking statements.

SUMMARY OF RISK FACTORS

The following is a summary of the principal risks we face, any of which could adversely affect our business, operating results or financial condition:

•The markets in which we participate are intensely competitive, and if we cannot compete effectively against current and future competitors, including government-run health insurance exchanges, our business, operating results and financial condition could suffer.
•Our business may be harmed if we lose our relationship with health insurance carriers or our relationships with health insurance carriers are modified.
•We derive a significant portion of our revenue from a small number of health insurance carriers, and any impairment of our relationships with them or impairment of their businesses could adversely affect our business, operating results and financial condition.
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
•Changes in our management or other key employees could affect our business, operating results and financial condition.
•Our business success depends on our ability to timely recruit, train and retain qualified licensed insurance agents, or benefit advisors, and other personnel to provide superior customer service and support our strategic initiatives while also controlling our labor costs.
•Our business may be harmed if we are not successful in executing on our operational and strategic plans, including our growth strategies, and cost-saving and enrollment quality initiatives.
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
•The marketing and sale of health insurance plans, including Medicare plans, are subject to numerous, complex and frequently changing laws, regulations and guidelines, and non-compliance with or changes in laws, regulations and guidelines, or changes in their interpretation or the manner in which they are enforced could harm our business, operating results and financial condition.
•Changes and developments in the health insurance industry or system, including changes in laws and regulations, could harm our business, operating results and financial condition.
•From time to time we are subject to various legal proceedings, which could adversely affect our business, operating results and financial condition.
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
•We may not be able to adequately protect our intellectual property, which could harm our business, operating results and financial condition.
•Our future operating results are likely to fluctuate and could fall short of our guidance and other expectations, which could negatively affect the value of our common stock.
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
•We are subject to risks associated with public health crises, pandemics, natural disasters, changing climate conditions and other extreme events, including legal, regulatory and social responses thereto, which have had, and could have, an adverse effect on our business, operating results and financial condition.
•We face risks related to heightened inflation, recession, financial and credit market disruptions and other economic conditions.

Our Risk Factors are not guarantees that no such conditions exist as of the date of this report and should not be interpreted as an affirmative statement that such risks or conditions have not materialized, in whole or in part.

EHEALTH, INC.
FORM 10-Q

PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
EHEALTH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, unaudited)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$64,032	$115,722
Short-term marketable securities	53,750	5,930
Accounts receivable	5,864	3,993
Contract assets – commissions receivable – current	197,591	244,663
Prepaid expenses and other current assets	19,630	12,044
Total current assets	340,867	382,352
Contract assets – commissions receivable – non-current	616,445	673,514
Property and equipment, net	4,770	4,864
Operating lease right-of-use assets	12,442	22,767
Restricted cash	3,090	3,090
Other assets	24,377	26,758
Total assets	$1,001,991	$1,113,345

Liabilities, convertible preferred stock and stockholders’ equity
Current liabilities:
Accounts payable	$5,407	$7,197
Accrued compensation and benefits	26,207	40,800
Accrued marketing expenses	9,208	20,340
Lease liabilities – current	7,429	7,070
Other current liabilities	5,597	3,131
Total current liabilities	53,848	78,538
Long-term debt	69,155	67,754
Deferred income taxes – non-current	25,347	29,687
Lease liabilities – non-current	22,349	28,333
Other non-current liabilities	4,821	4,949
Total liabilities	175,520	209,261
Commitments and contingencies (Note 8)
Convertible preferred stock	327,125	298,053
Stockholders’ equity:
Common stock	43	41
Additional paid-in capital	812,538	798,786
Treasury stock, at cost	(199,998)	(199,998)
Retained earnings (accumulated deficit)	(113,363)	7,284
Accumulated other comprehensive income (loss)	126	(82)
Total stockholders’ equity	499,346	606,031
Total liabilities, convertible preferred stock and stockholders’ equity	$1,001,991	$1,113,345

The accompanying notes are an integral part of these condensed consolidated financial statements.

EHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands, except per share amounts, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue:
Commission	$48,222	$57,239	$185,996	$185,428
Other	10,187	7,479	31,233	19,781
Total revenue	58,409	64,718	217,229	205,209
Operating costs and expenses:
Marketing and advertising	29,665	29,035	95,185	85,343
Customer care and enrollment	39,321	38,901	100,773	93,951
Technology and content	12,264	13,241	38,613	42,047
General and administrative	20,297	22,937	62,318	72,310
Impairment, restructuring and other charges	61	—	9,409	—
Total operating costs and expenses	101,608	104,114	306,298	293,651
Loss from operations	(43,199)	(39,396)	(89,069)	(88,442)
Interest expense	(2,859)	(2,822)	(8,517)	(8,122)
Other income, net	1,699	2,684	6,425	7,500
Loss before income taxes	(44,359)	(39,534)	(91,161)	(89,064)
Benefit from income taxes	(1,886)	(2,509)	(3,736)	(8,660)
Net loss	(42,473)	(37,025)	(87,425)	(80,404)
Preferred stock dividends	(5,643)	(5,320)	(16,603)	(15,644)
Change in preferred stock redemption value	(5,832)	(4,898)	(16,619)	(12,158)
Net loss attributable to common stockholders	$(53,948)	$(47,243)	$(120,647)	$(108,206)

Net loss per share attributable to common stockholders:
Basic and diluted	$(1.83)	$(1.68)	$(4.13)	$(3.88)
Weighted-average number of shares used in per share amounts:
Basic and diluted	29,485	28,114	29,211	27,863
Comprehensive loss:
Net loss	$(42,473)	$(37,025)	$(87,425)	$(80,404)
Unrealized holding gain (loss) on available for sale debt securities, net of tax	99	(15)	78	5
Foreign currency translation adjustments	118	73	130	(65)
Comprehensive loss	$(42,256)	$(36,967)	$(87,217)	$(80,464)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance as of December 31, 2023	41,457	$41	$798,786	12,828	$(199,998)	$7,284	$(82)	$606,031
Issuance of common stock in connection with equity incentive plans	545	1	—	—	—	—	—	1
Repurchase of shares to satisfy employee tax withholding obligations	—	—	(1,256)	172	—	—	—	(1,256)
Dividends and accretion related to convertible preferred stock	—	—	—	—	—	(10,727)	—	(10,727)
Stock-based compensation	—	—	5,718	—	—	—	—	5,718
Other comprehensive income, net of tax	—	—	—	—	—	—	22	22
Net loss	—	—	—	—	—	(16,984)	—	(16,984)
Balance as of March 31, 2024	42,002	$42	$803,248	13,000	$(199,998)	$(20,427)	$(60)	$582,805
Issuance of common stock in connection with equity incentive plans	333	—	—	—	—	—	—	—
Repurchase of shares to satisfy employee tax withholding obligations	—	—	(596)	115	—	—	—	(596)
Dividends and accretion related to convertible preferred stock	—	—	—	—	—	(11,020)	—	(11,020)
Issuance of common stock for employee stock purchase program	80	—	354	—	—	—	—	354
Stock-based compensation	—	—	5,308	—	—	—	—	5,308
Other comprehensive loss, net of tax	—	—	—	—	—	—	(31)	(31)
Net loss	—	—	—	—	—	(27,968)	—	(27,968)
Balance as of June 30, 2024	42,415	$42	$808,314	13,115	$(199,998)	$(59,415)	$(91)	$548,852
Issuance of common stock in connection with equity incentive plans	347	1	—	—	—	—	—	1
Repurchase of shares to satisfy employee tax withholding obligations	—	—	(451)	107	—	—	—	(451)
Dividends and accretion related to convertible preferred stock	—	—	—	—	—	(11,475)	—	(11,475)
Stock-based compensation	—	—	4,675	—	—	—	—	4,675
Other comprehensive income, net of tax	—	—	—	—	—	—	217	217
Net loss	—	—	—	—	—	(42,473)	—	(42,473)
Balance as of September 30, 2024	42,762	$43	$812,538	13,222	$(199,998)	$(113,363)	$126	$499,346

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

EHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Nine Months Ended September 30,
	2024	2023
Operating activities:
Net loss	$(87,425)	$(80,404)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,481	1,908
Amortization of internally developed software	11,030	13,233
Stock-based compensation expense	15,125	17,741
Deferred income taxes	(4,340)	(9,311)
Impairment charges	7,413	—
Other non-cash items	(43)	5
Changes in operating assets and liabilities:
Accounts receivable	(1,871)	2,110
Contract assets – commissions receivable	104,582	104,160
Prepaid expenses and other assets	(9,896)	(12,597)
Accounts payable	(1,965)	181
Accrued compensation and benefits	(14,593)	6,102
Accrued marketing expenses	(11,132)	(16,347)
Deferred revenue	861	1,323
Accrued expenses and other liabilities	69	(1,410)
Net cash provided by operating activities	9,296	26,694
Investing activities:
Capitalized internal-use software and website development costs	(8,070)	(7,028)
Purchases of property and equipment and other assets	(1,463)	(1,759)
Purchases of marketable securities	(85,880)	(48,602)
Proceeds from redemption and maturities of marketable securities	39,000	40,900
Net cash used in investing activities	(56,413)	(16,489)
Financing activities:
Net proceeds from exercise of common stock options and employee stock purchases	354	262
Repurchase of shares to satisfy employee tax withholding obligations	(2,301)	(1,935)
Principal payments in connection with leases	(4)	(33)
Payments of preferred stock dividends	(2,740)	(873)
Net cash used in financing activities	(4,691)	(2,579)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	118	(58)
Net increase (decrease) in cash, cash equivalents and restricted cash	(51,690)	7,568
Cash, cash equivalents and restricted cash at beginning of period	118,812	147,640
Cash, cash equivalents and restricted cash at end of period	$67,122	$155,208

 The accompanying notes are an integral part of these condensed consolidated financial statements.

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 – Summary of Business and Significant Accounting Policies

Description of Business – eHealth, Inc., a Delaware corporation, and its consolidated subsidiaries (collectively, “eHealth”) is a leading private online health insurance marketplace with a technology and service platform that provides consumer engagement, education and health insurance enrollment solutions. Our mission is to expertly guide consumers through their health insurance enrollment and related options, when, where and how they prefer. Our platform leverages technology to solve a critical problem in a large and growing market by aiding consumers in what has traditionally been a complex, confusing and opaque health insurance purchasing process. Our omnichannel consumer engagement platform differentiates our offering from other brokers and enables consumers to use our services online, by telephone with a licensed insurance agent, or benefit advisor, or through a hybrid online assisted interaction that includes live agent chat and co-browsing capabilities. We have created a consumer-centric marketplace that offers consumers a broad choice of insurance products that includes thousands of Medicare Advantage, Medicare Supplement, Medicare Part D prescription drug, individual, family, small business and other ancillary health insurance products from over 180 health insurance carriers nationwide. Our plan recommendation tool curates this broad plan selection by analyzing customer health-related information against plan data for insurance coverage fit. This tool is supported by a unified data platform and is available to our ecommerce customers and our benefit advisors. We strive to be the most trusted partner to consumers in their journeys through the health insurance market.

Unless otherwise specified or required by the context, references in this Quarterly Report on Form 10-Q to “eHealth,” “the Company,” “we,” “us” or “our” mean eHealth, Inc. and its consolidated direct and indirect wholly-owned subsidiaries.

Basis of Presentation – The accompanying Condensed Consolidated Balance Sheet as of September 30, 2024 and other condensed consolidated financial statements for the three and nine months ended September 30, 2024 and 2023 are unaudited. The Condensed Consolidated Balance Sheet as of December 31, 2023 was derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the Securities and Exchange Commission on February 29, 2024. The accompanying financial statements and related notes should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K.

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

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2023 and include all adjustments necessary for the fair presentation of our financial position as of September 30, 2024 and December 31, 2023 and our results of operations for the periods presented. The results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for any subsequent period or for the year ending December 31, 2024 and therefore, should not be relied upon as an indicator of future results.

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

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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

Significant Accounting Policies, Estimates and Judgments – The preparation of condensed consolidated financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported and disclosed in the condensed consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates, including those related to, but not limited to, the fair value of investments, the commissions we expect to collect for each approved member cohort, valuation allowance for deferred income taxes, provision for (benefit from) income taxes and the assumptions used in determining stock-based compensation. We base our estimates of the carrying value of certain assets and liabilities on historical experience and on various other assumptions that we believe to be reasonable. Actual results may differ from these estimates. There have been no material changes for the nine months ended September 30, 2024 to our significant accounting policies discussed in our Annual Report on Form 10-K for the year ended December 31, 2023.

Recently Adopted Accounting Pronouncements

We did not adopt any new accounting pronouncements during the nine months ended September 30, 2024.

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

Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40) — In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU requires more detailed information about specified categories of expenses (purchases of inventory, employee compensation, depreciation, intangible asset amortization and depletion) included in certain expense captions presented on the face of the income statement. The ASU is effective for fiscal years beginning after December 15, 2026 and for interim periods beginning after December 15, 2027. The ASU may be applied either prospectively to financial statements issued for reporting periods after the effective date of this ASU or retrospectively to all prior periods presented in the financial statements and early adoption is permitted. We

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
are currently evaluating the impact of adopting this ASU on our consolidated financial statements and related disclosures.
Note 2 – Revenue

Disaggregation of Revenue – The table below depicts the disaggregation of revenue by product and is consistent with how we evaluate our financial performance (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Medicare
Medicare Advantage	$39,463	$43,721	$143,627	$143,231
Medicare Supplement	2,312	2,630	11,835	7,786
Medicare Part D	843	2,046	6,238	4,686
Total Medicare	42,618	48,397	161,700	155,703
Individual and Family (1)
Non-Qualified Health Plans	(199)	1,560	1,834	6,904
Qualified Health Plans	602	681	3,358	4,084
Total Individual and Family	403	2,241	5,192	10,988
Ancillary
Short-term	544	870	1,975	2,426
Dental	531	649	1,932	2,317
Vision	392	486	1,383	972
Other	569	555	1,989	1,788
Total Ancillary	2,036	2,560	7,279	7,503
Small Business	2,268	3,884	8,447	12,557
Commission Bonus and Other	897	157	3,378	(1,323)
Total Commission Revenue	48,222	57,239	185,996	185,428
Other Revenue
Sponsorship and Advertising Revenue	5,212	6,487	20,879	16,061
Other	4,975	992	10,354	3,720
Total Other Revenue	10,187	7,479	31,233	19,781
Total Revenue	$58,409	$64,718	$217,229	$205,209
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

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Commission revenue by segment is presented in the table below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Medicare
Commission revenue from members approved during the period	$42,324	$39,169	$152,017	$131,792
Net commission revenue from members approved in prior periods (1)	1,090	9,291	12,773	22,746
Total Medicare segment commission revenue	$43,414	$48,460	$164,790	$154,538
Employer and Individual
Commission revenue from members approved during the period	$2,848	$3,829	$11,790	$13,835
Commission revenue from renewals of small business members during the period	1,852	2,028	7,022	7,299
Net commission revenue from members approved in prior periods (1)	108	2,922	2,394	9,756
Total Employer and Individual segment commission revenue	$4,808	$8,779	$21,206	$30,890

Total commission revenue from members approved during the period	$45,172	$42,998	$163,807	$145,627
Commission revenue from renewals of small business members during the period	1,852	2,028	7,022	7,299
Total net commission revenue from members approved in prior periods (1)(2)	1,198	12,213	15,167	32,502
Total commission revenue	$48,222	$57,239	$185,996	$185,428
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
(2)The after-tax impact of total net commission revenue from members approved in prior periods for the three months ended September 30, 2024 and 2023 was $0.03 and $0.33 per basic and diluted share, respectively. The after-tax impact of total net commission revenue from members approved in prior periods for the nine months ended September 30, 2024 and 2023 was $0.39 and $0.89 per basic and diluted share, respectively. The total reductions to revenue from members approved in prior periods were $0.9 million and $0.8 million for the three months ended September 30, 2024 and 2023, respectively, and $4.5 million and $3.7 million for the nine months ended September 30, 2024 and 2023, respectively. These reductions to revenue primarily relate to the Medicare segment.

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

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Our cash, cash equivalents and restricted cash balances are summarized as follows (in thousands):

	September 30, 2024	December 31, 2023
Cash	$7,446	$7,114
Cash equivalents	56,586	108,608
Cash and cash equivalents	64,032	115,722
Restricted cash	3,090	3,090
Total cash, cash equivalents and restricted cash	$67,122	$118,812

As of September 30, 2024 and December 31, 2023, we had $3.1 million of restricted cash which was classified as a non-current asset on our Condensed Consolidated Balance Sheets. This amount collateralizes letters of credit related to certain lease commitments.

Contract Assets and Accounts Receivable

We estimate an allowance for credit losses using relevant available information from internal and external sources, related to past events, current conditions and reasonable and supportable forecasts. Specifically, for the purpose of measuring the probability of default parameters, we utilize Capital IQ’s, Standard & Poor’s and Moody’s analytics. Our estimates of loss given default are determined by using our historical collections data as well as historical information obtained through our research and review of other insurance related companies. Our estimated exposure at default is determined by applying these internal and external data sources to our commissions receivable balances. As such, we apply an immediate reversion method and revert to historical loss information when computing our credit loss exposure. Credit loss expenses are assessed quarterly and included in the “General and administrative” line in our Condensed Consolidated Statements of Comprehensive Loss. There were no write-offs during the nine months ended September 30, 2024 or for the year ended December 31, 2023.

The change in the allowance for credit losses is summarized as follows (in thousands):

	September 30, 2024	December 31, 2023
Beginning balance	$2,118	$2,398
Change in allowance	(440)	(280)
Ending balance	$1,678	$2,118

Our contract assets – commissions receivable activities, net of credit loss allowances, are summarized as follows (in thousands):

	Medicare Segment	E&I Segment	Total
Beginning balance at December 31, 2023	$847,332	$70,845	$918,177
Commission revenue from members approved during the period	152,017	11,790	163,807
Commission revenue from renewals of small business members during the period	—	7,022	7,022
Net commission revenue from members approved in prior periods	12,773	2,394	15,167
Cash receipts	(261,125)	(29,452)	(290,577)
Net change in credit loss allowance	406	34	440
Ending balance at September 30, 2024	$751,403	$62,633	$814,036

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Credit Risk

Our financial instruments that are exposed to concentrations of credit risk principally consist of cash, cash equivalents, marketable securities, contract assets – commissions receivable and accounts receivable. We invest our cash and cash equivalents with major banks and financial institutions and, at times, such investments are in excess of federally insured limits. We also have deposits with major banks in China that are denominated in both U.S. dollars and Chinese Yuan Renminbi and are not insured by the U.S. federal government. The deposits in China were $3.4 million as of September 30, 2024. See Note 4 – Fair Value Measurements for additional information regarding our marketable securities.

We do not require collateral or other security for either our contract assets or accounts receivable. Carriers that represented 10% or more of our total contract assets – commissions receivable and accounts receivable balances are summarized as follows:

	September 30, 2024	December 31, 2023
Humana	30%	27%
UnitedHealthcare (1)	27%	26%
Aetna (1)	17%	16%
_____________

(1)Percentages include the carriers’ subsidiaries.

Prepaid Expenses and Other Current Assets – Our prepaid expenses and other current assets are summarized as follows (in thousands):

	September 30, 2024	December 31, 2023
Prepaid expenses	$9,754	$1,808
Prepaid software and maintenance contracts	5,936	5,328
Prepaid licenses	2,474	2,739
Prepaid insurance	646	1,436
Other current assets	820	733
Prepaid expenses and other current assets	$19,630	$12,044
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

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Our financial assets measured at fair value on a recurring basis are summarized below by their classification within the fair value hierarchy as follows (in thousands):

	September 30, 2024
	Carrying Value	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents
Money market funds	$11,661	$11,661	$—	$—	$11,661
Commercial paper	44,925	—	44,925	—	44,925
Short-term marketable securities
Commercial paper	18,415	—	18,415	—	18,415
Agency bonds	35,335	—	35,335	—	35,335
Total assets measured at fair value	$110,336	$11,661	$98,675	$—	$110,336

	December 31, 2023
	Carrying Value	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents
Money market funds	$11,576	$11,576	$—	$—	$11,576
Commercial paper	86,090	—	86,090	—	86,090
Agency bonds	10,942	—	10,942	—	10,942
Short-term marketable securities
Agency bonds	5,930	—	5,930	—	5,930
Total assets measured at fair value	$114,538	$11,576	$102,962	$—	$114,538

We endeavor to utilize the best available information in measuring fair value. Our money market funds are measured at fair value based on quoted prices in active markets and are classified as Level 1 within the fair value hierarchy. Our available for sale marketable securities, which include commercial paper and agency bonds with maturities of less than one year, are measured at fair value using quoted market prices to the extent available or alternative pricing sources and models utilizing market observable inputs and are classified as Level 2 within the fair value hierarchy. There were no transfers between the hierarchy levels during either the nine months ended September 30, 2024 or the year ended December 31, 2023.

The following table summarizes our cash equivalents and available for sale debt securities by contractual maturity (in thousands):

	As of September 30, 2024		As of December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in 1 year	$110,299	$110,336	$114,577	$114,538

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Unrealized gains and losses on available for sale debt securities that are not credit related are included in accumulated other comprehensive loss and summarized as follows (in thousands):

	September 30, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents
Money market funds	$11,661	$—	$—	$11,661
Commercial paper	44,929	1	(5)	44,925
Short-term marketable securities
Commercial paper	18,401	15	(1)	18,415
Agency bonds	35,308	28	(1)	35,335
Total	$110,299	$44	$(7)	$110,336

	December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents
Money market funds	$11,576	$—	$—	$11,576
Commercial paper	86,132	—	(42)	86,090
Agency bonds	10,940	2	—	10,942
Short-term marketable securities
Agency bonds	5,929	1	—	5,930
Total	$114,577	$3	$(42)	$114,538

As of September 30, 2024 and December 31, 2023, we had 16 and 20 securities, respectively, in a net unrealized loss position that were immaterial individually and in aggregate. We did not record any credit losses regarding our available for sale debt securities during the nine months ended September 30, 2024 or the year ended December 31, 2023. We do not intend to sell these securities, and it is more likely than not that we will not be required to sell these securities before the recovery of their amortized cost basis. We recognized interest income of $1.7 million and $2.3 million for the three months ended September 30, 2024 and 2023, respectively, and $6.0 million and $6.5 million for the nine months ended September 30, 2024 and 2023, respectively.
Note 5 – Equity

2024 Equity Incentive Plan – On June 12, 2024, upon approval at our annual meeting of stockholders, we adopted our 2024 Equity Incentive Plan (the “2024 Equity Plan”), which replaced our 2014 Equity Incentive Plan. Subject to applicable laws, we are permitted to grant awards of stock options, restricted stock units, stock appreciation rights, performance units and performance shares to eligible employees, directors and consultants of ours and any parent, subsidiary or affiliate of ours under the 2024 Equity Plan. We have reserved for issuance under the 2024 Equity Plan a number of shares equal to the sum of (i) 1,350,000 shares, plus (ii) up to an additional 300,000 shares reserved for issuance under the 2014 Equity Incentive Plan that (A) were reserved but not issued or (B) are subject to equity awards that later expire or otherwise terminate without having been exercised or issued in full or are forfeited to or repurchased by the Company due to failure to vest. The 2024 Equity Plan does not include an evergreen provision to automatically increase the number of shares available under the plan, and any increase in the number of shares authorized for issuance under the 2024 Equity Plan requires stockholder approval. Additionally, while shares subject to awards granted under our 2024 Equity Plan which expire or become unexercisable or are forfeited to or repurchased by us due to failure to vest will return to the 2024 Equity Plan share reserve, the following shares will not return to the share reserve for future issuance: (i) shares used in connection

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
with the exercise of an option and/or stock appreciation right to pay the exercise price or purchase price of such award or satisfy applicable tax withholding obligations; and (ii) the gross number of shares subject to stock appreciation rights that are exercised. As of September 30, 2024, 0.1 million shares were issued pursuant to equity awards under the 2024 Equity Plan.

2021 Inducement Plan – On September 22, 2021, the Company adopted an inducement plan (the “2021 Inducement Plan”), pursuant to which the Company reserved 0.4 million shares of its common stock (subject to customary adjustments in the event of a change in capital structure of the Company) to be used exclusively for grants of awards to individuals who were not previously employees or directors of the Company, other than following a bona fide period of non-employment, as an inducement material to the individual’s entry into employment with the Company within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules (“Nasdaq Rules”). In March 2022 and September 2022, the Company amended and restated its 2021 Inducement Plan to reserve an additional 0.5 million and 1.5 million shares of its common stock, respectively (as amended and restated, the “A&R 2021 Inducement Plan”). The 2021 Inducement Plan and its amendments were approved by our Board of Directors without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Rules, and the terms and conditions of the A&R 2021 Inducement Plan and awards to be granted thereunder are substantially similar to our stockholder-approved Amended and Restated 2014 Equity Incentive Plan. As of September 30, 2024, 2.0 million shares were issued under the A&R 2021 Inducement Plan.

Stock Repurchase Programs – We had no stock repurchase activity during the three and nine months ended September 30, 2024 or 2023 except for the repurchase of shares to satisfy employee tax withholding obligations. As of September 30, 2024 and 2023, we had a total of 13.2 million and 12.7 million shares, respectively, held in treasury. As of September 30, 2024 and 2023, we had 2.5 million and 2.0 million shares, respectively, in treasury that were previously surrendered by employees to satisfy tax withholding due in connection with the vesting of certain restricted stock units as well as 10.7 million shares previously repurchased under our past repurchase programs.

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

Stock-Based Compensation Expense – Our stock-based compensation expense is summarized as follows by award types for the periods presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Restricted stock units	$3,809	$5,275	$12,741	$14,283
Performance-based stock units	378	823	1,252	2,276
Common stock options	292	333	1,035	899
Employee stock purchase program	—	123	97	283
Total stock-based compensation expense	$4,479	$6,554	$15,125	$17,741
Related tax benefit recognized	$1,096	$1,543	$3,709	$4,162

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table summarizes stock-based compensation expense by operating function for the periods presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Marketing and advertising	$437	$605	$1,792	$1,598
Customer care and enrollment	452	836	1,487	2,229
Technology and content	845	1,306	2,598	3,384
General and administrative	2,745	3,807	9,248	10,530
Total stock-based compensation expense	$4,479	$6,554	$15,125	$17,741
Amount capitalized for internal-use software	196	243	576	880
Total stock-based compensation	$4,675	$6,797	$15,701	$18,621
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

Dividends – Dividends initially accrued on the Series A Preferred Stock daily at 8% per annum on the stated value of $100 per share (the “Stated Value”), and were payable in kind (“PIK”) beginning on June 30, 2021 through the second anniversary of the Closing Date. Subsequent to the second anniversary of the Closing Date, dividends continue to accrue at 8% per annum, with 6% PIK and 2% payable in cash in arrears beginning on June 30, 2023. Dividends compound semiannually and are PIK and payable in cash in arrears, as applicable, on June 30 and December 31 of each year (each a “Dividend Payment Date”). PIK dividends are cumulative and are added to the Accrued Value. “Accrued Value” means, as of any date, with respect to any share of Series A Preferred Stock, the sum of the Stated Value per share plus, on each Dividend Payment Date, on a cumulative basis, all PIK dividends that have accrued on such share but that have not previously been added to the Accrued Value. During the second quarter of 2024 we made a cash dividend payment of $2.7 million, and as of September 30, 2024 we have accrued $1.4 million for cash dividends. The Series A Preferred Stock participates, on an as-converted basis, in all dividends paid to the holders of our common stock.

Conversion Rights – The Series A Preferred Stock is convertible at any time into common stock at a conversion rate equal to (i) the Accrued Value plus accrued PIK dividends that have not yet been added to the Accrued Value, (ii) divided by the conversion price as of the applicable conversion date (the “Conversion Price”). As of September 30, 2024, the Conversion Price is equal to $79.5861 per share. This Conversion Price is subject to further adjustment and the number of shares of common stock issuable upon conversion of the Series A Preferred Stock is subject to certain limitations, each as set forth in the Certificate of Designations of Series A Preferred Stock, as filed with the Secretary of State of the State of Delaware on April 30, 2021 (the “Certificate of Designations”).

Redemption Put Right – At any time on or after the sixth anniversary of the Closing Date, holders of the Series A Preferred Stock will have the right to cause the Company to redeem all or any portion of the Series A

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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

Mandatory Conversion of the Series A Preferred Stock by the Company – At any time on or after the third anniversary of the Closing Date, if the volume-weighted average price per share of our common stock is greater than 167.5% of the then-current Conversion Price for 20 consecutive trading days in a 30-day trading day period, the Company will have the right to convert all, but not less than all, of the Series A Preferred Stock into common stock at a conversion rate with respect to each share of Series A Preferred Stock of (i) the Accrued Value plus accrued PIK dividends that have not yet been added to the Accrued Value, (ii) divided by the then applicable Conversion Price.

Covenants and Liquidity Requirements – As long as H.I.G. continues to own at least 30% of the Series A Preferred Stock originally issued to it in the private placement, the consent of H.I.G. will be required for the Company to incur certain indebtedness and to take certain other corporate actions as set forth in the H.I.G. Investment Agreement. In addition, the Company is required to maintain an Asset Coverage Ratio (as defined in the H.I.G. Investment Agreement) of at least 2.0x (the “Minimum Asset Coverage Ratio”), which increased to 2.5x in August of 2023. The first measurement date of the 2.5x Minimum Asset Coverage Ratio was September 30, 2023. Additionally, the H.I.G. Investment Agreement requires the Company to maintain a Minimum Liquidity Amount (as defined in the H.I.G. Investment Agreement) for certain periods that ranges from $65.0 million to $125.0 million. Failure to maintain the Minimum Asset Coverage Ratio or the Minimum Liquidity Amount as of the date or for the time period required by the H.I.G. Investment Agreement, for as long as H.I.G. continues to own at least 30% of the Series A Preferred Stock originally issued to it in the private placement, entitles H.I.G., subject to conditions and restrictions specified therein, to additional rights, including the right to nominate one additional member to the Company’s Board of Directors, the right to approve the Company’s annual budget, the right to approve hiring or

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
termination of certain key executives and the right to approve the incurrence of certain indebtedness. As of September 30, 2023, we failed to maintain the Minimum Asset Coverage Ratio, which entitles H.I.G to the additional rights set forth above. On March 13, 2024, the Nominating and Corporate Governance Committee of our Board of Directors approved the appointment of a board observer designated by H.I.G. As of September 30, 2024, we were in compliance with the Minimum Liquidity Amount.

As of September 30, 2024, the estimated Series A Preferred Stock redemption value equals 135% of the Accrued Value per share as of the redemption date, plus accrued PIK dividends that have not yet been added to the Accrued Value, which is significantly in excess of the fair value of the common stock into which the Series A Preferred Stock is convertible as of September 30, 2024. We have elected to apply the accretion method to adjust the carrying value of the Series A Preferred Stock to its redemption value at the earliest date of redemption, April 30, 2027. Amounts recognized to accrete the Series A Preferred Stock to its estimated redemption value are treated as a deemed dividend and are recorded as a reduction to retained earnings. The estimated redemption value will vary in subsequent periods due to the redemption put right described above and we have elected to recognize such changes prospectively. No shares of Series A Preferred Stock have been converted, and the Series A Preferred Stock was convertible into 3.6 million shares of common stock as of September 30, 2024.

The following table summarizes the proceeds and changes to our Series A Preferred Stock (in thousands):

Gross proceeds	$225,000
Less: issuance costs	(10,975)
Net proceeds	$214,025

Balance as of December 31, 2023	$298,053
Accrued paid-in-kind dividends	12,453
Change in preferred stock redemption value	16,619
Balance as of September 30, 2024	$327,125
Note 7 – Net Loss Per Share Attributable to Common Stockholders

Our Series A Preferred Stock is considered a participating security, which requires the use of the two-class method for the computation of basic and diluted per share amounts. Under the two-class method, earnings available to common stockholders for the period are allocated between common stockholders and participating securities according to dividends accumulated and participation rights in undistributed earnings. Net loss attributable to common stockholders is not allocated to the convertible preferred stock as the holder of the Series A Preferred Stock does not have a contractual obligation to share in losses. Basic net loss attributable to common stockholders per share is computed by dividing net loss available to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted net loss attributable to common stockholders per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common and common equivalent shares outstanding during the period. Diluted net loss attributable to common stockholders per share reflects all potential dilutive common stock equivalent shares, including conversion of preferred stock, stock options, restricted stock units and shares to be issued under our employee stock purchase program.

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table sets forth the computation of basic and diluted net loss attributable to common stockholders per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net loss attributable to common stockholders	$(53,948)	$(47,243)	$(120,647)	$(108,206)
Denominator:
Shares used in per share calculation – basic	29,485	28,114	29,211	27,863
Dilutive effect of common stock	—	—	—	—
Shares used in per share calculation – diluted	29,485	28,114	29,211	27,863
Net loss attributable to common stockholders per share – basic and diluted	$(1.83)	$(1.68)	$(4.13)	$(3.88)

For each of the three and nine months ended September 30, 2024 and 2023, we had securities outstanding that could potentially dilute net loss per share, but the shares from the assumed conversion or exercise of these securities were excluded in the computation of diluted net loss per share as their effect would have been anti-dilutive. The number of weighted-average outstanding anti-dilutive shares that were excluded from the computation of diluted net loss per share consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Convertible preferred stock	3,573	3,368	3,521	3,315
Restricted stock units	2,902	2,734	2,051	2,448
Performance-based stock units	110	167	115	126
Common stock options	216	218	217	222
Employee stock purchase program	—	67	3	59
Total	6,801	6,554	5,907	6,170
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

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Our future minimum payments under non-cancellable contractual service and licensing obligations as of September 30, 2024 were as follows (in thousands):

Year ending December 31,
2024 (remainder)	$2,578
2025	6,101
2026	3,872
2027	117
2028	—
Thereafter	—
Total	$12,668

Operating Leases

Refer to Note 10 – Leases for commitments related to our operating leases.

Self-Insurance

We provide comprehensive major medical benefits to our employees. Effective January 1, 2023, we began maintaining a substantial portion of our U.S. employee health insurance benefits on a self-insured basis with up to $0.3 million per individual per year with the current maximum claim liability as of September 30, 2024 of $22.5 million. As a result, we record a self-insurance liability based on claims filed and an estimate of claims incurred but not yet reported. As of September 30, 2024 and December 31, 2023, we had a self-insurance liability balance of $2.0 million and $2.5 million, respectively, in the “Accrued compensation and benefits” line on our Condensed Consolidated Balance Sheets.

Contingencies

From time to time, we receive inquiries from governmental bodies and also may be subject to various legal proceedings and claims arising in the ordinary course of business. We assess contingencies to determine the degree of probability and range of possible loss for potential accrual in our condensed consolidated financial statements. An estimated loss contingency is accrued in the condensed consolidated financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Legal proceedings or other contingencies could result in material costs, even if we ultimately prevail, and we may from time to time enter into settlements to resolve such litigation. Legal costs incurred in connection with the resolution of claims, lawsuits and other contingencies generally are expensed as incurred. There were no material litigation-related accruals recorded during the three and nine months ended September 30, 2024 or 2023.
Note 9 – Segment and Geographic Information

Operating Segments

We report segment information based on how our chief executive officer, who is our CODM, regularly reviews our operating results, allocates resources and makes decisions regarding our business operations. We evaluate our business performance and manage our operations as two distinct operating segments: Medicare, and Employer and Individual. The performance measures of our segments include revenue and segment profit (loss). Please refer to Note 1 – Summary of Business and Significant Accounting Policies in our Notes to Consolidated Financial Statements in Part II, Item 8 of the Annual Report on Form 10-K for the year ended December 31, 2023 for our accounting policies relating to operating segments. Additionally, as indicated in Note 1 of this report, our results below reflect our updated methodology used in allocating certain expenses beginning in the first quarter of

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
fiscal 2024, and results from the prior period presented have been recast to conform with the current period presentation.

The results of our operating segments are summarized for the periods presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue:
Medicare	$53,221	$55,523	$194,857	$172,787
Employer and Individual	5,188	9,195	22,372	32,422
Total revenue	$58,409	$64,718	$217,229	$205,209

Segment profit (loss):
Medicare	$(17,933)	$(15,331)	$(8,350)	$(17,979)
Employer and Individual	(799)	4,810	4,743	19,372
Segment profit (loss)	(18,732)	(10,521)	(3,607)	1,393
Corporate	(16,100)	(17,576)	(48,417)	(56,953)
Stock-based compensation expense	(4,479)	(6,554)	(15,125)	(17,741)
Depreciation and amortization	(3,827)	(4,745)	(12,511)	(15,141)
Impairment, restructuring and other charges	(61)	—	(9,409)	—
Interest expense	(2,859)	(2,822)	(8,517)	(8,122)
Other income, net	1,699	2,684	6,425	7,500
Loss before income taxes	$(44,359)	$(39,534)	$(91,161)	$(89,064)

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

Geographic Information

Our long-lived assets primarily consist of property and equipment, net and internally developed software. Our long-lived assets are attributed to the geographic location in which they are located. Long-lived assets by geographical area are summarized as follows (in thousands):

	September 30, 2024	December 31, 2023
United States	$26,909	$29,419
China	316	281
Total	$27,225	$29,700

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Significant Customers

Substantially all revenue for the three and nine months ended September 30, 2024 and 2023 was generated from customers located in the United States. Carriers representing 10% or more of our total revenue are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Humana	29%	31%	28%	28%
Aetna (1)	17%	8%	20%	7%
UnitedHealthcare (1)	19%	22%	17%	22%
____________

(1)Percentages include the carriers’ subsidiaries.
Note 10 – Leases

Our lease portfolio primarily consists of operating leases for office space and our leases have remaining lease terms of 1 year to 5 years. Certain of these leases have free or escalating rent payment provisions. We recognize lease expense on a straight-line basis over the terms of the leases, although actual cash payment obligations under certain of these agreements fluctuate over the terms of the agreements. Most leases include options to renew, and the exercise of these options is at our discretion.

Subsequent to becoming a remote first workplace in the third quarter of 2022, we executed several subleases of our office space in the United States. The subleases run through the remaining term of the primary leases. As of September 30, 2024, we expect to generate a total of $12.9 million in future sublease income through January 31, 2030. Sublease income is recorded on a straight-line basis as a reduction of lease expense in our Condensed Consolidated Statements of Comprehensive Loss.

We test right-of-use assets when impairment indicators are present in accordance with the asset impairment provisions of Accounting Standards Codification 360, Property, Plant and Equipment. As part of our fiscal 2024 cost savings initiatives, we reassessed our occupied leased office space to identify excess space to vacate and potentially sublease. We also reassessed current market conditions in our previously vacated leased office spaces that have not yet been subleased. As a result, we determined impairment indicators were present and we performed impairment testing of our right-of-use assets. We utilized an income approach to value the asset groups by performing a discounted cash flow analysis and determined that the net carrying values exceeded the estimated discounted future cash flows expected to be derived from the properties based on Level 3 inputs, including current sublease market rent, future sublease market conditions and the discount rate. This resulted in $7.4 million of impairment charges related to our operating lease right-of-use assets and property, plant and equipment, which was reflected in the “Impairment, restructuring and other charges” line in our Condensed Consolidated Statements of Comprehensive Loss for the nine months ended September 30, 2024. There were no impairment charges related to our operating lease right-of-use assets and property, plant and equipment for the three months ended September 30, 2024. See Note 11 – Impairment, Restructuring and Other Charges for further discussion about our asset impairment charges.

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The components of operating lease costs for the three and nine months ended September 30, 2024 and 2023 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease expense	$1,255	$1,705	$4,424	$5,395
Operating sublease income	(646)	(518)	(1,860)	(1,675)
Total operating lease cost	$609	$1,187	$2,564	$3,720

Supplemental information related to our leases are as follows (dollars in thousands):

	Nine Months Ended September 30,
	2024	2023
Cash paid for amounts included in the measurement of operating lease liabilities	$6,663	$6,533
Non-cash investing activities relating to operating lease right-of-use assets	$—	$1,285

	September 30, 2024	December 31, 2023
Weighted-average remaining lease term (in years) of operating leases	4.2	4.8
Weighted-average discount rate used to recognize operating lease right-of-use-assets	5.7%	5.7%

As of September 30, 2024, maturities of our operating lease liabilities are as follows (in thousands):

Year ending December 31,
2024 (remainder)	$2,204
2025	8,994
2026	7,515
2027	6,773
2028	4,998
Thereafter	3,204
Total lease payments (1)	$33,688
Less imputed interest	(3,910)
Total	$29,778
____________

(1)Non-cancellable sublease proceeds for the remainder of 2024 and the years ending December 31, 2025, 2026, 2027, 2028 and thereafter of $0.6 million, $2.7 million, $2.9 million, $3.0 million, $3.1 million, and $1.2 million, respectively, are not included in the table above.

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 11 — Impairment, Restructuring and Other Charges

The following table details impairment, restructuring and other charges for each of the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Asset impairment charges	$—	$—	$7,413	$—
Restructuring and reorganization charges	61	—	1,996	—
Impairment, restructuring and other charges	$61	$—	$9,409	$—

Asset Impairment

We did not incur any asset impairment charges for the three months ended September 30, 2024. For the nine months ended September 30, 2024, we recognized non-cash, pre-tax asset impairment charges of $7.4 million, related to several of our leased office spaces in the “Impairment, restructuring and other charges” line in our Condensed Consolidated Statements of Comprehensive Loss. These charges were comprised of $6.9 million of operating lease right-of-use asset impairments and $0.5 million of property and equipment impairment for the nine months ended September 30, 2024. Refer to Note 10 – Leases for additional information related to our lease impairment charges.

Restructuring

Our restructuring and reorganization costs and liabilities consist primarily of severance, transition and other related costs. The following table summarizes the cash-based restructuring and reorganization related liabilities (in thousands):

Balance at December 31, 2023	$—
Restructuring and reorganization charges	1,996
Payments	(1,986)
Balance at September 30, 2024	$10

During the three and nine months ended September 30, 2024, we recognized $0.1 million and $2.0 million of pre-tax restructuring charges in the “Impairment, restructuring and other charges” line in our Condensed Consolidated Statements of Comprehensive Loss, primarily related to employee termination benefits as a result of our cost-reduction efforts. Substantially all of the restructuring charges are expected to be settled in cash and no equity awards were modified. As of September 30, 2024, we had an immaterial restructuring accrual on our Condensed Consolidated Balance Sheet.
Note 12 – Debt

On February 28, 2022, we entered into a term loan credit agreement with Blue Torch Finance LLC, as administrative agent and collateral agent, and other lenders party thereto (the “Original Credit Agreement”). On August 16, 2022, we entered into an amendment (the “First Amendment”) to the Original Credit Agreement (as amended by the First Amendment, the “Credit Agreement”). The First Amendment replaced the LIBOR-based Adjusted Euro currency Rate (as defined in the Original Credit Agreement) with Adjusted Term SOFR (as defined in the First Amendment) as a reference rate for loans under the Credit Agreement. The proceeds of the loans under the Credit Agreement may be used for working capital and general corporate purposes, to refinance our credit

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
agreement with Royal Bank of Canada (“RBC”) and to pay fees and expenses in connection with the entry into the Credit Agreement.

The Credit Agreement provides for a $70.0 million secured term loan credit facility. We incurred closing costs totaling $5.1 million, which were recorded as a direct deduction from the face amount of the loan on our Condensed Consolidated Balance Sheets. Total amortization of closing costs, or debt issuance costs, was $0.5 million and $1.4 million for the three and nine months ended September 30, 2024, respectively, and $0.4 million and $1.2 million for the three and nine months ended September 30, 2023, respectively, and is recorded in the “Interest expense” line in our Condensed Consolidated Statements of Comprehensive Loss. There were $0.8 million of unamortized issuance costs as of September 30, 2024. The carrying value of the term loan approximates the fair value, based on Level 2 inputs (observable market prices in less than active markets), as the interest rate is variable over the selected interest period and is similar to current rates at which we can borrow funds. The carrying value of the loan was $69.2 million as of September 30, 2024.

The Original Credit Agreement bore interest, at our option, at either a rate based on the LIBOR for the applicable interest period or a base rate, in each case plus a margin. The base rate was the highest of the prime rate, the federal funds rates plus 0.50% and one month adjusted LIBOR plus 1.00%. The margin was 7.50% for LIBOR loans and 6.50% for base rate loans. After the First Amendment, the loans under the Credit Agreement bear interest, at our option, at either a rate based on the Adjusted Term SOFR or a base rate, in each case plus a margin. The base rate is the highest of the prime rate, the federal funds rate plus 0.50% and three-month Adjusted Term SOFR plus 1.00%. The margin is 7.50% for Adjusted Term SOFR loans and 6.50% for base rate loans. As of September 30, 2024, the interest rate was 12.82%. For the three and nine months ended September 30, 2024 we incurred interest expense of $2.3 million and $6.9 million, respectively. For the three and nine months ended September 30, 2023 we incurred interest expense of $2.4 million and $6.8 million, respectively.

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

Financial covenants in the Credit Agreement require that we maintain Liquidity (as defined in the Credit Agreement) at or above $25.0 million as of the last calendar day of any month. The Credit Agreement also requires that the outstanding amount as of the last calendar day of any month be less than 50% of our total contract assets - commissions receivable (i.e., both current and non-current commissions receivable). As of September 30, 2024, we were in compliance with our loan covenants.

On November 1, 2024, we entered into a second amendment (the "Second Amendment") to the Credit Agreement. The Second Amendment amends the Credit Agreement to, among other things, (i) extend the maturity date of the Credit Agreement from February 2025 to February 2026, (ii) remove the "exit fee" contemplated by the Credit Agreement and replace it with an “applicable premium” that is payable in the event of any voluntary prepayment or certain mandatory prepayments of the loans under the Credit Agreement in an amount equal to 1.00% of the loans being prepaid, plus, solely in the case of loans prepaid on or prior to March 1, 2025, an additional “make-whole” amount, and (iii) reduce the margin applicable to SOFR loans from 7.50% to 7.00% and the margin applicable to base rate loans from 6.50% to 6.00%. Pursuant to the Second Amendment, we paid to the lenders under the Credit Agreement an extension fee in an amount equal to 1.50% of the $70.0 million aggregate principal amount of loans outstanding thereunder. All other material terms remain the same. As a result of the Second Amendment, we have reclassified the carrying value of our short term debt to long term debt on the Condensed Consolidated Balance Sheet as of September 30, 2024, in accordance with ASC 470.

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 13 – Income Taxes

The following table summarizes our benefit from income taxes and our effective tax rates for the periods presented below (in thousands, except effective tax rate):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Loss before income taxes	$(44,359)	$(39,534)	$(91,161)	$(89,064)
Benefit from income taxes	(1,886)	(2,509)	(3,736)	(8,660)
Effective tax rate	4.3%	6.3%	4.1%	9.7%

For the three and nine months ended September 30, 2024 and September 30, 2023, we calculated our provision for income taxes by applying the actual effective tax rate, which reflects the actual taxes attributable to year-to-date losses, as allowed by ASC 740-270 “Income Taxes, Interim Reporting.” We determined that since minor changes in estimated income or loss for fiscal 2024 and 2023 would result in significant changes in the estimated annual effective tax rate, the actual effective tax rate method would provide a more reliable estimate for the three and nine months ended September 30, 2024 and September 30, 2023.

For the three and nine months ended September 30, 2024, we recognized a benefit from income taxes of $1.9 million and $3.7 million, respectively, representing an effective tax rate of 4.3% and 4.1%, respectively, which was lower than the statutory federal tax rate primarily due to changes in our valuation allowance on certain U.S. deferred tax assets, stock-based compensation adjustments and non-deductible lobbying expenses partially offset by research and development credits and state taxes. For the three and nine months ended September 30, 2023, we recognized a benefit from income taxes of $2.5 million and $8.7 million, respectively, representing an effective tax rate of 6.3% and 9.7%, respectively, which was lower than the statutory federal tax rate primarily due to stock-based compensation adjustments, non-deductible lobbying expenses and changes in our valuation allowance, partially offset by research and development credits and state taxes.

Assessing the realizability of our deferred tax assets is dependent upon several factors, including the likelihood and amount, if any, of future taxable income in relevant jurisdictions during the periods in which those temporary differences become deductible. We forecast taxable income by considering available positive and negative evidence, including our history of operating income and losses and our financial plans and estimates that we use to manage the business. These assumptions require significant judgment about future taxable income. As a result, the amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change. We continue to recognize our deferred tax assets as of September 30, 2024, as we believe it is more likely than not that such deferred tax assets will be realized, with the exception of certain net operating losses and credits for which there is increased uncertainty regarding our future taxable income and a lack of other sources of taxable income, which have a valuation allowance.

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

Overview

We are a leading private online health insurance marketplace with a technology and service platform that provides consumer engagement, education and health insurance enrollment solutions. Our mission is to expertly guide consumers through their health insurance enrollment and related options, when, where and how they prefer. Our platform leverages technology to solve a critical problem in a large and growing market by aiding consumers in what has traditionally been a complex, confusing and opaque health insurance purchasing process. Our omnichannel consumer engagement platform differentiates our offering from other brokers and enables consumers to use our services online, by telephone with a licensed insurance agent, or benefit advisor, or through a hybrid online assisted interaction that includes live agent chat and co-browsing capabilities. We have created a consumer-centric marketplace that offers consumers a broad choice of insurance products that includes thousands of Medicare Advantage, Medicare Supplement, Medicare Part D prescription drug, individual, family, small business and other ancillary health insurance products from over 180 health insurance carriers nationwide. Our plan recommendation tool curates this broad plan selection by analyzing customer health-related information against plan data for insurance coverage fit. This tool is supported by a unified data platform and is available to our ecommerce customers and our benefit advisors. We strive to be the most trusted partner to consumers in their journeys through the health insurance market.
Business Update

Our fiscal 2024 growth strategy focuses on pursuing deliberate enrollment and revenue growth, while diversifying our revenue streams, continuing to build out our unified omnichannel marketing engine, driving higher conversion rates on our platform and enhancing enrollment quality and member retention.

During the first nine months of 2024, we maintained momentum in our Medicare business, delivering strong enrollment growth across our core agency (“Agency”) and carrier-dedicated (“Amplify”) models. Agency performance was driven by our enhanced marketing strategies, greater lead conversion rates and the retention of our tenured benefit advisors. We also observed significant traction in our Amplify initiatives, which is an important element of our business diversification strategy. This year, we added new carriers to the Amplify platform and are expanding relationships with our existing customers.

Our Agency model consists of arrangements where we are the broker of record while our Amplify model consists of both broker of record arrangements as well as non-broker of record arrangements where we provide business process outsourcing services (“BPO”). Broker of record arrangements generate commission revenue and while we recognize constrained lifetime value (“LTV”) of commissions for approved members as revenue at the time applications are approved, our collection of the cash commissions resulting from approved applications generally occurs over a number of years. Our fee-based BPO arrangements generate fee-based revenue, which is recorded in other revenue, and cash is collected in advance or in close proximity to when revenue is recognized.

During the second quarter of 2024, a portion of our Amplify broker of record arrangements converted to fee-based BPO arrangements, which resulted in a reduction of our Medicare approved members and a decrease in the corresponding commission revenue, while our fee-based BPO arrangements increased, contributing to substantial growth in our other revenue. Even with this shift, during the three and nine months ended September 30, 2024, we observed a 6% increase in Medicare plan approved members, which only reflect our broker-of-record arrangements. Our total Medicare submissions, inclusive of our broker of record and fee-based BPO arrangements, increased 22% and 17% during the three and nine months ended September 30, 2024, respectively, compared to the same period in 2023. Submissions describe applications that are submitted by individuals online through our eHealth platform or completed with the assistance of our benefit advisors where the individual provides authorization to the benefit advisor to submit the application to the insurance carrier partner. The individual may have additional actions to take before the application will be reviewed by the insurance carrier and not all submissions ultimately become approved members.

During the third quarter of 2024, we largely completed our preparations for the 2025 Annual Enrollment Period (“AEP”). We expect to see significant consumer demand this upcoming AEP, presenting a growth opportunity for us that is driven by anticipated changes in many Medicare Advantage plans as well as a reduction in tele-broker capacity as several of our competitors have exited the market over the past twelve months. Our AEP preparedness efforts include the advancement of our brand-driven marketing strategy, development of AEP marketing materials, including new television ads, enhancements to consumer experience on our omni-channel platform with its differentiated tech-enabled features and the achievement of our benefit advisor hiring and training goals with a benefit advisor mix that is more tenured relative to last year. We have also launched the next phase of our retention strategy including the introduction of Match Monitor, a tool that allows members to easily understand the implications of annual notice changes, check if any of their critical benefits are impacted and compare their current plan to other options. Member retention is especially important in the upcoming annual enrollment cycle given the anticipated increase in consumer shopping.

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

Approved Members

Approved members represent the number of individuals on submitted applications, or submissions, that were approved by the relevant insurance carrier for the identified product during the current period for which we are the broker of record. The applications may be submitted in either the current period or prior periods. Not all approved members ultimately become paying members.

The following table shows approved members by product for the periods presented:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2024	2023		2024	2023
Medicare
Medicare Advantage	40,141	35,069	14%	143,529	131,117	9%
Medicare Supplement	1,438	3,010	(52)%	9,574	10,518	(9)%
Medicare Part D	1,292	2,480	(48)%	6,335	9,274	(32)%
Total Medicare	42,871	40,559	6%	159,438	150,909	6%
Individual and Family	2,872	3,727	(23)%	13,540	18,111	(25)%
Ancillary	11,382	12,877	(12)%	36,410	42,584	(14)%
Small Business	1,141	1,304	(13)%	3,705	5,207	(29)%
Total Approved Members	58,266	58,467	—%	213,093	216,811	(2)%

Three Months Ended September 30, 2024 and 2023 – Total approved members was flat during the three months ended September 30, 2024 compared to the same period in 2023, driven by:

•a 6% increase in Medicare approved members, primarily resulting from:
◦a 14% increase in Medicare Advantage approved members due to a 21% increase in Medicare Advantage broker of record submissions as a result of increased variable marketing spend year-over-year and an increased number of benefit advisors year-over-year along with improved telesales conversion rates, partially offset by the shift of some broker of record arrangements to fee-based arrangements within our Amplify platform which are not included in the approved member metrics, and
◦a 52% and 48% decline in Medicare Supplement and Medicare Part D approved members, respectively, due to the shift of some Medicare Supplement broker of record arrangements to fee-based arrangements within our Amplify platform and a shift away from standalone Medicare Part D plans.
•a 12% decline in ancillary approved members due to declines in approved members across all ancillary insurance products that are typically cross-sold with new individual and family plan enrollments; and
•a 23% and 13% decline in individual and family plan and small business health insurance plan approved members, respectively, primarily due to a decrease in volume as we focus on implementing operational enhancements within our Employer and Individual (“E&I”) segment.

Nine Months Ended September 30, 2024 and 2023 – Total approved members declined 2% during the nine months ended September 30, 2024 compared to the same period in 2023, driven by:

•a 14% decline in ancillary approved members due to declines in approved members across most ancillary insurance products that are typically cross-sold with new individual and family plan enrollments; and
•a 25% and 29% decline in individual and family plan and small business health insurance plan approved members, respectively, primarily due to a decrease in volume as we focused on implementing operational enhancements in our E&I segment;

•partially offset by a 6% increase in Medicare approved members, primarily resulting from:
◦increased variable marketing spend and an increased number of benefit advisors year-over-year along with improved telesales conversion rates, driving a 14% increase in Medicare Advantage broker of record submissions, which contributed to a 9% growth in Medicare Advantage approvals,
◦partially offset by a 32% and 9% decline in Medicare Part D and Medicare Supplement approved members, respectively, primarily caused by the shift of some broker of record arrangements to fee-based arrangements within our Amplify platform.

Estimated Constrained Lifetime Value of Commissions Per Approved Member

The following table shows our estimated constrained LTV of commissions per approved member by product for the periods presented below:

	Three Months Ended September 30,		% Change
	2024	2023
Medicare (1) (2)
Medicare Advantage	$990	$997	(1)%
Medicare Supplement	1,105	833	33%
Medicare Part D	222	235	(6)%
Individual and Family (1)
Non-Qualified Health Plans	314	325	(3)%
Qualified Health Plans	311	322	(3)%
Ancillary (1)
Short-term	144	151	(5)%
Dental	118	108	9%
Vision	78	72	8%
Small Business (1)	249	226	10%
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

(2)The constraints applied to the total estimated lifetime commissions we expect to receive for selling the plan after the carrier approves an application in order to derive the constrained LTV of commissions for approved members recognized for Medicare Advantage, Medicare Supplement and Medicare Part D were 5.5%, 9% and 7%, respectively, for the three months ended September 30, 2024 and 7%, 9% and 7%, respectively, for the three months ended September 30, 2023.

Three Months Ended September 30, 2024 and 2023 – The changes in constrained LTV of commissions per approved member primarily consisted of:
•a 1% decrease in Medicare Advantage plans, reflecting less favorable retention trends for Q3 2024 cohorts compared to Q3 2023 cohorts, partly offset by favorable carrier and contract mix and a decrease in constraint due to a decline in volatility and the observed increases in LTV trends;
•a 33% increase in Medicare Supplement plans, primarily due to favorable carrier and contract mix and favorable retention;

•a 6% decrease in Medicare Part D plans, primarily driven by unfavorable carrier and contract mix, partially offset by improved retention;
•a 3% decrease in non-qualified and qualified health plans and a 5% decrease in short-term plans, primarily driven by unfavorable retention;
•a 9% and 8% increase in dental and vision and plans, respectively, primarily driven by favorable carrier and contract mix; and
•a 10% increase in small business plans, primarily due to favorable contract rates.

Estimated Membership

Estimated membership represents the estimated number of members active as of the date indicated based on the number of members for whom we have received or applied a commission payment during the period of estimation. Estimated membership only includes estimated active members for arrangements where we are the broker of record. There is generally up to a few months lag between newly approved plans and the receipt of commission payments from the health insurance carrier. A member who purchases and is active on multiple standalone insurance plans will be counted as a member more than once. For example, a member who is active on both an individual and family health insurance plan and a standalone dental plan will be counted as two continuing members.

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

The following table shows estimated membership by product as of the periods presented below:

	As of September 30,		% Change
	2024	2023
Medicare (1)
Medicare Advantage	583,970	565,126	3%
Medicare Supplement	95,153	93,732	2%
Medicare Part D	194,303	209,475	(7)%
Total Medicare	873,426	868,333	1%

Individual and Family (1)	75,871	85,118	(11)%
Ancillary (1)	168,953	184,248	(8)%
Small Business (2)	41,172	46,316	(11)%
Total Estimated Membership	1,159,422	1,184,015	(2)%
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

September 30, 2024 compared to September 30, 2023 – Total estimated membership declined 2% as of September 30, 2024 compared to September 30, 2023 due to:

•an 11%, 8% and 11% decline year-over-year in individual and family plan, ancillary plan and small business plan estimated membership, respectively, primarily due to a decrease in approved applications as we focus on implementing operational enhancements in our E&I segment; and
•a 1% increase in Medicare estimated membership year over year, due to:
◦a 3% and 2% increase in Medicare Advantage and Medicare Supplement plans, respectively, as a result of increased approved applications,
◦partially offset by the shift of some broker of record arrangements to fee-based arrangements within our Amplify platform, which are not included in estimated membership, as well as a decline in Medicare Part D plan approved applications due to the shift away from standalone Medicare Part D plans.

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

The following table shows the CC&E expense per approved member and the variable marketing cost per approved member for the periods presented below:

	Three Months Ended September 30,		% Change
	2024	2023
Medicare
CC&E cost per MA-equivalent approved member (1)	$719	$946	(24)%
Variable marketing cost per MA-equivalent approved member (1)	537	557	(4)%
Total acquisition cost per MA-equivalent approved member	$1,256	$1,503	(16)%
Individual and Family Plan
CC&E cost per IFP-equivalent approved member (2)	$359	$256	40%
Variable marketing cost per IFP-equivalent approved member (2)	118	68	74%
Total acquisition cost per IFP-equivalent approved member	$477	$324	47%
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

Medicare

Three Months Ended September 30, 2024 and 2023 – Total acquisition cost per MA-equivalent approved member decreased $247, or 16%, during the three months ended September 30, 2024 compared to the same period in 2023, driven by:

•a $227, or 24%, decrease in CC&E cost per MA-equivalent approved member driven by:
◦efficiencies resulting from a benefit advisor mix that is more tenured when compared to the same period in 2023, and

◦continued optimization of our sales force operations driven by enhanced training protocols and new agent-facing sales tools.
•a $20, or 4%, decrease in variable marketing cost per MA-equivalent approved member, primarily due to continued efficiencies within our marketing operations.

Individual and Family

Three Months Ended September 30, 2024 and 2023 – Total acquisition cost per IFP-equivalent approved member increased $153, or 47%, during the three months ended September 30, 2024 compared to the same period in 2023, driven by:

•a $103, or 40%, increase in CC&E cost per IFP-equivalent approved member due to the overall decline in individual and family plan and short-term plan approved members; and
•a $50, or 74%, increase in variable marketing cost per IFP-equivalent approved member, primarily driven by the decline in individual and family plan and short-term plan approved members.
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

Results of Operations

The following table sets forth our operating results and related percentage of total revenue for the periods presented (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
Revenue
Commission	$48,222	83%	$57,239	88%	$185,996	86%	$185,428	90%
Other	10,187	17%	7,479	12%	31,233	14%	19,781	10%
Total revenue	58,409	100%	64,718	100%	217,229	100%	205,209	100%
Operating costs and expenses (1)
Marketing and advertising	29,665	51%	29,035	45%	95,185	44%	85,343	42%
Customer care and enrollment	39,321	67%	38,901	60%	100,773	46%	93,951	46%
Technology and content	12,264	21%	13,241	20%	38,613	18%	42,047	20%
General and administrative	20,297	35%	22,937	35%	62,318	29%	72,310	35%
Impairment, restructuring and other charges	61	—%	—	—%	9,409	4%	—	—%
Total operating costs and expenses	101,608	174%	104,114	161%	306,298	141%	293,651	143%
Loss from operations	(43,199)	(74)%	(39,396)	(61)%	(89,069)	(41)%	(88,442)	(43)%
Interest expense	(2,859)	(5)%	(2,822)	(4)%	(8,517)	(4)%	(8,122)	(4)%
Other income, net	1,699	3%	2,684	4%	6,425	3%	7,500	4%
Loss before income taxes	(44,359)	(76)%	(39,534)	(61)%	(91,161)	(42)%	(89,064)	(43)%
Benefit from income taxes	(1,886)	(3)%	(2,509)	(4)%	(3,736)	(2)%	(8,660)	(4)%
Net loss	$(42,473)	(73)%	$(37,025)	(57)%	$(87,425)	(40)%	$(80,404)	(39)%
____________

(1)Operating costs and expenses include the following amounts of stock-based compensation expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Marketing and advertising	$437	$605	$1,792	$1,598
Customer care and enrollment	452	836	1,487	2,229
Technology and content	845	1,306	2,598	3,384
General and administrative	2,745	3,807	9,248	10,530
Total stock-based compensation expense	$4,479	$6,554	$15,125	$17,741

Revenue

Our commission revenue, other revenue and total revenue are summarized as follows (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%
Commission	$48,222	$57,239	$(9,017)	(16)%	$185,996	$185,428	$568	—%
% of total revenue	83%	88%			86%	90%
Other	10,187	7,479	2,708	36%	31,233	19,781	11,452	58%
% of total revenue	17%	12%			14%	10%
Total revenue	$58,409	$64,718	$(6,309)	(10)%	$217,229	$205,209	$12,020	6%

Three Months Ended September 30, 2024 and 2023 – Commission revenue decreased $9.0 million, or 16%, during the three months ended September 30, 2024 compared to the same period in 2023 due to:

•a $5.0 million, or 10%, decrease in commission revenue from our Medicare segment driven by:
◦lower net adjustment revenue from prior periods enrollments, which was $1.1 million during the three months ended September 30, 2024 compared to $9.3 million in the same period in 2023,
◦a slight decline in constrained LTV of commissions per approved member for Medicare Advantage and Medicare Part D products,
◦partially offset by a 14% increase in Medicare Advantage plan approved members.
•a $4.0 million, or 45%, decrease in commission revenue from our E&I segment driven by:
◦lower net adjustment revenue from prior periods enrollments, which was $0.1 million during the three months ended September 30, 2024 compared to $2.9 million in the same period in 2023,
◦a 23%, 12% and 13% decline in individual and family plan, ancillary product and small business approved members, respectively,
◦partially offset by improved constrained LTV of commissions per approved member for dental, vision and small business products in our E&I segment.

Other revenue increased $2.7 million, or 36%, during the three months ended September 30, 2024 compared to the same period in 2023 due to an increase in fee-based revenue driven by the shift in some of our Amplify broker of record arrangements to fee-based BPO arrangements, partly offset by a decline in sponsorship revenue.

Nine Months Ended September 30, 2024 and 2023 – Commission revenue increased $0.6 million, during the nine months ended September 30, 2024 compared to the same period in 2023 due to:

•a $10.3 million, or 7%, increase in commission revenue from our Medicare segment driven by:
◦a 6% increase in overall Medicare plan approved members, specifically driven by a 9% growth in Medicare Advantage approved members,
◦partially offset by lower net adjustment revenue from prior periods enrollments, which was $12.8 million during the nine months ended September 30, 2024 compared to $22.7 million in the same period in 2023.
•a $9.7 million, or 31%, decrease in commission revenue from our E&I segment driven by:
◦lower net adjustment revenue from prior periods enrollments, which was $2.4 million during the nine months ended September 30, 2024 compared to $9.8 million in the same period in 2023,
◦a 25%, 14% and 29% decline in individual and family plan, ancillary product and small business approved members, respectively,
◦partially offset by improved constrained LTV of commissions per approved member for dental, vision and small business products in our E&I segment.

Other revenue increased $11.5 million, or 58%, during the nine months ended September 30, 2024 compared to the same period in 2023 due to an increase in sponsorship revenue as well as fee-based revenue driven by the expansion of our fee-based BPO arrangements.

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

Our marketing and advertising expenses are summarized as follows (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%
Marketing and advertising	$29,665	$29,035	$630	2%	$95,185	$85,343	$9,842	12%
% of total revenue	51%	45%			44%	42%

Three Months Ended September 30, 2024 and 2023 – Marketing and advertising expenses increased $0.6 million, or 2%, during the three months ended September 30, 2024 compared to the same period in 2023, primarily driven by a $1.3 million and $0.7 million increase in variable advertising costs and personnel costs, respectively, partly offset by a $1.0 million and $0.2 million decrease in fixed marketing costs and stock-based compensation expense, respectively. The increase in variable advertising costs was primarily related to our investment in direct mail and affiliate partner channels in fiscal 2024.

Nine Months Ended September 30, 2024 and 2023 – Marketing and advertising expenses increased $9.8 million, or 12%, during the nine months ended September 30, 2024 compared to the same period in 2023, primarily driven by an $8.1 million increase in variable advertising costs, a $1.7 million increase in personnel costs and a $0.6 million increase in other operating costs, particularly software costs. These increases were partly offset by a $0.6 million decrease in fixed marketing costs. The increase in variable advertising costs was primarily related to our direct and affiliate partner marketing channels.

Customer Care and Enrollment

Customer care and enrollment expenses primarily consist of compensation, benefits and licensing costs for personnel engaged in assistance to applicants who call our advisor enrollment center and for benefit advisors who assist applicants during the enrollment process.

Our customer care and enrollment expenses are summarized as follows (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%
Customer care and enrollment	$39,321	$38,901	$420	1%	$100,773	$93,951	$6,822	7%
% of total revenue	67%	60%			46%	46%

Three Months Ended September 30, 2024 and 2023 – Customer care and enrollment expenses increased $0.4 million, or 1%, during the three months ended September 30, 2024 compared to the same period in 2023, primarily due to a $3.2 million increase in personnel and compensation costs, partly offset by a $2.4 million decrease in other operating expenses, particularly consulting expenses, and a $0.4 million decrease in stock-based compensation expense.

Nine Months Ended September 30, 2024 and 2023 – Customer care and enrollment expenses increased $6.8 million, or 7%, during the nine months ended September 30, 2024 compared to the same period in 2023, primarily due to increases of $9.0 million in personnel and compensation costs and $1.1 million in licensing costs. The increase in personnel costs reflect the scaling of our agent force supporting our dedicated carrier efforts, retention of a greater number of licensed advisors subsequent to our most recent AEP to support enrollment growth planned for fiscal 2024 and expansion of our member retention efforts. These increases were offset by a $2.7 million decrease in other operating expenses, particularly consulting expenses, and a $0.7 million decrease in stock-based compensation expense.

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

Our technology and content expenses are summarized as follows (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%
Technology and content	$12,264	$13,241	$(977)	(7)%	$38,613	$42,047	$(3,434)	(8)%
% of total revenue	21%	20%			18%	20%

Three Months Ended September 30, 2024 and 2023 – Technology and content expenses decreased $1.0 million, or 7%, during the three months ended September 30, 2024 compared to the same period in 2023, primarily driven by a $0.8 million decrease in amortization of internally developed software and a $0.5 million decrease in stock-based compensation expense, partly offset by an increase of $0.4 million in other operating expenses.

Nine Months Ended September 30, 2024 and 2023 – Technology and content expenses decreased $3.4 million, or 8%, during the nine months ended September 30, 2024 compared to the same period in 2023, primarily driven by a $2.3 million decrease in amortization of internally developed software, a $0.8 million decrease in stock-based compensation expense and a $0.7 million decrease in personnel and compensation costs, partly offset by an increase of $0.6 million in other operating expenses.

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

Our general and administrative expenses are summarized as follows (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%
General and administrative	$20,297	$22,937	$(2,640)	(12)%	$62,318	$72,310	$(9,992)	(14)%
% of total revenue	35%	35%			29%	35%

Three Months Ended September 30, 2024 and 2023 – General and administrative expenses decreased $2.6 million, or 12%, during the three months ended September 30, 2024 compared to the same period in 2023, primarily driven by a $1.4 million decrease in other operating expenses, a $1.1 million decrease in stock-based compensation expense and a $0.5 million decrease in professional fees, partly offset by a $0.3 million increase in personnel and compensation costs.

Nine Months Ended September 30, 2024 and 2023 – General and administrative expenses decreased $10.0 million, or 14%, during the nine months ended September 30, 2024 compared to the same period in 2023, primarily driven by a $3.4 million decrease in other operating expenses, a $2.9 million decrease in personnel and compensation costs, a $1.9 million decrease in professional fees, a $1.3 million decrease in stock-based compensation expense and a $0.6 million decrease in depreciation expense.

Impairment, Restructuring and Other Charges

Our impairment, restructuring and other charges consist primarily of severance, transition and other related costs and impairment charges. Our impairment, restructuring and other charges are summarized as follows (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%
Impairment, restructuring and other charges	$61	$—	$61	*	$9,409	$—	$9,409	*
% of total revenue	—%	—%			4%	—%
__________
* Percentage calculated is not meaningful.

Three Months Ended September 30, 2024 and 2023 – We incurred $0.1 million in impairment, restructuring and other charges for the three months ended September 30, 2024 compared to no impairment, restructuring and other charges for the same period in 2023. These charges consisted of restructuring charges which were primarily related to employee termination benefits as a result of our continued cost reduction efforts since the beginning of fiscal 2024.

Nine Months Ended September 30, 2024 and 2023 – We incurred $9.4 million in impairment, restructuring and other charges for the nine months ended September 30, 2024 compared to no impairment, restructuring and other charges for the same period in 2023. These charges consisted of $7.4 million of impairment related to several of our leased office spaces, which was comprised of $6.9 million of operating lease right-of-use asset impairments and $0.5 million of property and equipment impairments. We also incurred $2.0 million of restructuring charges which primarily related to employee termination benefits as a result of our cost-reduction efforts during the first half of fiscal 2024.

Interest Expense

Interest expense primarily consists of interest expense and amortization of debt issuance costs related to our Credit Agreement. See Note 12 – Debt for additional information. Our interest expense is summarized as follows (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%
Interest expense	$(2,859)	$(2,822)	$(37)	(1)%	$(8,517)	$(8,122)	$(395)	(5)%
% of total revenue	(5)%	(4)%			(4)%	(4)%

Three Months Ended September 30, 2024 and 2023 – Interest expense increased by 1% for the three months ended September 30, 2024 compared to for the three months ended September 30, 2023.

Nine Months Ended September 30, 2024 and 2023 – Interest expense increased by $0.4 million, or 5%, during the nine months ended September 30, 2024 compared to the same period in 2023, primarily driven by a $0.2 million increase in debt interest expense as a result of higher interest rates.

Other Income, Net

Other income, net, primarily consisted of interest income and margin earned on commissions received from Medicare plan members transferred to us in 2010 through 2012 by a broker partner.

Our other income, net, is summarized as follows (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%
Other income, net	$1,699	$2,684	$(985)	(37)%	$6,425	$7,500	$(1,075)	(14)%
% of total revenue	3%	4%			3%	4%

Three Months Ended September 30, 2024 and 2023 – Other income, net, was $1.7 million during the three months ended September 30, 2024, compared to other income, net, of $2.7 million during the three months ended September 30, 2023. The change was primarily due to a $0.6 million decrease in interest income as a result of less favorable short-term investment returns during the three months ended September 30, 2024.

Nine Months Ended September 30, 2024 and 2023 – Other income, net, was $6.4 million during the nine months ended September 30, 2024, compared to other income, net, of $7.5 million during the nine months ended September 30, 2023. The change was primarily due to a $0.5 million decrease in interest income as a result of less favorable short-term investment returns during the nine months ended September 30, 2024.

Benefit from Income Taxes

Our benefit from income taxes is summarized as follows (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%
Benefit from income taxes	$(1,886)	$(2,509)	$623	(25)%	$(3,736)	$(8,660)	$4,924	(57)%
Effective tax rate	4.3%	6.3%			4.1%	9.7%

Three Months Ended September 30, 2024 and 2023 – Our effective tax rate of 4.3% for the three months ended September 30, 2024 was lower than our 6.3% effective tax rate for the three months ended September 30, 2023, primarily due to fluctuations in stock-based compensation adjustments. Our effective tax rate for the three months ended September 30, 2024 was lower than the statutory federal tax rate due primarily to changes in our valuation allowance on certain U.S. deferred tax assets, stock-based compensation adjustments and non-deductible lobbying expenses, partially offset by research and development credits and state and local taxes.
Nine Months Ended September 30, 2024 and 2023 – Our effective tax rate of 4.1% for the nine months ended September 30, 2024 was lower than our 9.7% effective tax rate for the nine months ended September 30, 2023 primarily due to fluctuations in stock-based compensation adjustments. Our effective tax rate for the nine months ended September 30, 2024 was lower than the statutory federal tax rate due primarily to changes in our valuation allowance on certain U.S. deferred tax assets, stock-based compensation adjustments and non-deductible lobbying expenses, partially offset by research and development credits and state and local taxes.
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

The Medicare segment consists primarily of amounts earned from our sale of Medicare-related health insurance plans, including Medicare Advantage, Medicare Supplement and Medicare Part D prescription drug plans, fees earned for the performance of administrative services, amounts earned from our non-broker-of-record, or fee-based BPO, arrangements, our performance of various post-enrollment services for members and to a lesser extent, amounts earned from our sale of ancillary products sold to our Medicare-eligible customers, including but not limited to, dental and vision plans, as well as amounts we are paid in connection with our advertising program for marketing and other services.

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

Our operating segment revenue and segment profit (loss) are summarized as follows (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%
Revenue:
Medicare	$53,221	$55,523	$(2,302)	(4)%	$194,857	$172,787	$22,070	13%
Employer and Individual	5,188	9,195	(4,007)	(44)%	22,372	32,422	(10,050)	(31)%
Total revenue	$58,409	$64,718	$(6,309)	(10)%	$217,229	$205,209	$12,020	6%

Segment profit (loss):
Medicare	$(17,933)	$(15,331)	$(2,602)	(17)%	$(8,350)	$(17,979)	$9,629	54%
Employer and Individual	(799)	4,810	(5,609)	(117)%	4,743	19,372	(14,629)	(76)%
Segment profit (loss)	(18,732)	(10,521)	(8,211)	(78)%	(3,607)	1,393	(5,000)	(359)%
Corporate	(16,100)	(17,576)	1,476	8%	(48,417)	(56,953)	8,536	15%
Stock-based compensation expense	(4,479)	(6,554)	2,075	32%	(15,125)	(17,741)	2,616	15%
Depreciation and amortization	(3,827)	(4,745)	918	19%	(12,511)	(15,141)	2,630	17%
Impairment, restructuring and other charges	(61)	—	(61)	*	(9,409)	—	(9,409)	*
Interest expense	(2,859)	(2,822)	(37)	(1)%	(8,517)	(8,122)	(395)	(5)%
Other income, net	1,699	2,684	(985)	(37)%	6,425	7,500	(1,075)	(14)%
Loss before income taxes	$(44,359)	$(39,534)	$(4,825)	(12)%	$(91,161)	$(89,064)	$(2,097)	(2)%
__________
* Percentage calculated is not meaningful.

Medicare Segment

Three Months Ended September 30, 2024 and 2023 – Revenue from our Medicare segment decreased $2.3 million, or 4%, during the three months ended September 30, 2024 compared to the same period in 2023 primarily due to a $5.0 million decrease in commission revenue and a $1.2 million decline in sponsorship revenue, partly offset by a $4.0 million increase in fee-based revenue. The decrease in Medicare segment commission revenue is primarily driven by $8.2 million less in net adjustment revenue from prior period enrollments year-over-year, partly offset by a 14% increase in Medicare Advantage plan approved members and increased constrained LTV of commissions per approved member for Medicare Supplement products. The increase in fee-based revenue was driven by the shift in some of our Amplify broker-of-record arrangements to fee-based BPO arrangements.

Our Medicare segment loss increased $2.6 million during the three months ended September 30, 2024 compared to the same period in 2023. This increase was primarily driven by a $2.3 million decrease in revenue from our Medicare segment.

Nine Months Ended September 30, 2024 and 2023 – Revenue from our Medicare segment increased $22.1 million, or 13%, during the nine months ended September 30, 2024 compared to the same period in 2023, attributable to an $11.8 million increase in other revenue and a $10.3 million increase in commission revenue. The increase in other revenue was primarily driven by a $7.1 million increase in fee-based revenue, which was driven by growth in our fee-based BPO arrangements, and a $5.0 million increase in sponsorship revenue. The increase in Medicare segment commission revenue was primarily due to a 9% growth in Medicare Advantage plan approved members and improved constrained LTV of commissions per approved member for Medicare Supplement plans compared to the same period in the prior year, partially offset by $10.0 million less in net adjustment revenue from prior period enrollments year-over-year.

Our Medicare segment loss improved $9.6 million during the nine months ended September 30, 2024 compared to the same period in 2023. This improvement was primarily driven by a $22.1 million increase in revenue from our Medicare segment, partially offset by a $12.4 million increase in operating expenses from our Medicare segment, excluding stock-based compensation expense, depreciation and amortization, impairment, restructuring and other charges, interest expense and other income, net. The increase in operating expenses was mostly attributable to the continued implementation of our initiatives to attract and retain beneficiaries in fiscal 2024, including having a larger group of benefit advisors this period compared to the same period last year.

Employer and Individual Segment

Three Months Ended September 30, 2024 and 2023 – Revenue from our E&I segment decreased $4.0 million, or 44%, during the three months ended September 30, 2024 compared to the same period in 2023, primarily attributable to a $4.0 million decrease in commission revenue driven $2.8 million less in net adjustment revenue from prior period enrollments year-over-year. Revenue also decreased due to declines in individual and family plan, ancillary product and small business approved members, partially offset by an increase in LTV of commissions per approved member for certain products in our E&I segment. The reduced volumes are a result of our focus on implementing operational enhancements in the E&I segment.

Our E&I segment loss was $0.8 million during the three months ended September 30, 2024, compared to segment profit of $4.8 million for the same period in 2023. The change was primarily driven by a $4.0 million decrease in our E&I segment revenue and a $1.6 million increase in our E&I segment operating expenses, excluding stock-based compensation expense, depreciation and amortization, impairment, restructuring and other charges, interest expense and other income, net. The increase in operating expenses was mostly attributable to investments in operational enhancements for our E&I segment that are underway.

Nine Months Ended September 30, 2024 and 2023 – Revenue from our E&I segment decreased $10.1 million, or 31%, during the nine months ended September 30, 2024 compared to the same period in 2023, primarily due to a $9.7 million decrease in commission revenue driven by $7.3 million less in net adjustment revenue from prior period enrollments year-over-year. Revenue also decreased due to declines in individual and family plan, ancillary product and small business approved members, partially offset by an increase in LTV of commissions per approved member for certain products in our E&I segment. The reduced volumes are a result of our focus on implementing operational enhancements in the E&I segment.

Our E&I segment profit was $4.7 million during the nine months ended September 30, 2024, a decrease of $14.6 million, or 76%, compared to segment profit of $19.4 million for the same period in 2023. The decrease was primarily driven by a $10.1 million decrease in our E&I segment revenue and a $4.6 million increase in our E&I segment operating expenses, excluding stock-based compensation expense, depreciation and amortization, impairment, restructuring and other charges, interest expense and other income, net. The increase in operating expenses was mostly attributable to investments in our operational enhancements for our E&I segment that are underway.

Liquidity and Capital Resources

As of September 30, 2024, we had cash, cash equivalents and short-term marketable securities of $117.8 million. During the nine months ended September 30, 2024, we generated operating cash flow of $9.3 million as summarized below. We have historically financed our operations primarily through cash generated from our operations, equity issuances and debt financing. Our principal uses of cash in recent periods have been funding working capital, purchases of short-term investments, the satisfaction of tax withholding obligations in connection with the settlement of restricted stock units, making payments on our operating lease obligations and service and licensing obligations, and complying with our debt servicing requirements and preferred stock dividend payment obligations.

Cash and Cash Equivalents

Our cash, cash equivalents and short-term marketable securities are summarized as follows (in thousands):

	September 30, 2024	December 31, 2023
Cash and cash equivalents	$64,032	$115,722
Short-term marketable securities	53,750	5,930
Total cash, cash equivalents and short-term marketable securities	$117,782	$121,652

Cash equivalents, which are comprised of financial instruments with an original maturity of 90 days or less from the date of purchase, primarily consist of commercial paper, money market funds and agency bonds. We also maintained $3.1 million in restricted cash as of September 30, 2024 and December 31, 2023.

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

Short-term obligations were $8.9 million for leases and $8.6 million for service and licensing as of September 30, 2024. Long-term obligations were $24.8 million for leases and $4.1 million for service and licensing as of September 30, 2024. We expect to fund these obligations through our existing cash and cash equivalents and cash generated from operations.

Convertible Preferred Stock

Pursuant to an investment agreement dated February 17, 2021 with Echelon Health SPV, LP (“H.I.G.”) (the “H.I.G. Investment Agreement”), we issued and sold 2,250,000 shares of Series A convertible preferred stock (“Series A Preferred Stock”) at an aggregate purchase price of $225.0 million to H.I.G. in a private placement and received $214.0 million net proceeds on April 30, 2021. During 2023, we made cash dividend payments in the aggregate amount of $3.5 million. During the second quarter of 2024 we made a cash dividend payment of $2.7 million and as of September 30, 2024, we have accrued $1.4 million for cash dividends. The H.I.G. Investment Agreement also provides certain redemption rights on or after April 2027. In addition, the Company is required to maintain an Asset Coverage Ratio (as defined in the H.I.G. Investment Agreement) of at least 2.5x, which increased from 2.0x in August 2023 (the “Minimum Asset Coverage Ratio”) and a Minimum Liquidity Amount (as defined in the H.I.G. Investment Agreement). Failure to maintain the Minimum Asset Coverage Ratio or the Minimum Liquidity Amount as of the date or the time period as required by the H.I.G. Investment Agreement, for as long as H.I.G. continues to own at least 30% of the Series A Preferred Stock originally issued to it in the private placement, entitles H.I.G., subject to the conditions and restrictions specified therein, to additional rights including, the right to nominate one additional member to the Company’s Board of Directors, the right to approve the Company’s annual budget, the right to approve hiring or termination of certain key executives and the right to approve the incurrence of certain indebtedness. See Note 6 — Convertible Preferred Stock in our Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information.

As of September 30, 2023, we failed to maintain the Minimum Asset Coverage Ratio, which entitles H.I.G. to the additional rights set forth above. On March 13, 2024, the Nominating and Corporate Governance Committee of our Board of Directors approved the appointment of a board observer designated by H.I.G. Our failure to maintain the Minimum Asset Coverage Ratio does not entitle H.I.G. to accelerate the redemption of the Series A Preferred Stock nor is it expected to materially impact our ability to generate and obtain adequate amounts of cash to meet our short-term or long-term requirements. As of September 30, 2024, we were in compliance with the Minimum Liquidity Amount.

Term Loan Credit Agreement

On February 28, 2022, we entered into a term loan credit agreement providing for a $70.0 million secured term loan credit facility with Blue Torch Finance LLC, as administrative agent and collateral agent, and other lenders party thereto, which agreement was subsequently amended on August 16, 2022 (as so amended, the “Credit Agreement”) to update our borrowing benchmark from LIBOR to SOFR. As part of the Credit Agreement, we incur a $0.3 million fee per annum, payable annually. The loans under the Credit Agreement bear interest, at our option, at either a rate based on the Adjusted Term SOFR or a base rate, in each case plus a margin. The base rate is the highest of the prime rate, the federal funds rate plus 0.50% and the three-month Adjusted Term SOFR plus 1.00%. The margin is 7.50% for Adjusted Term SOFR loans and 6.50% for base rate loans. As of September 30, 2024, the interest rate was 12.82%. For the three and nine months ended September 30, 2024 we incurred interest expense on the credit facility of $2.3 million and $6.9 million, respectively. For the three and nine months ended September 30, 2023 we incurred interest expense of $2.4 million and $6.8 million, respectively. As of September 30, 2024, the carrying value of the loan under the Credit Agreement was $69.2 million and we were in compliance with our loan covenants.

On November 1, 2024, we entered into a second amendment (the "Second Amendment") to the Credit Agreement which extends the maturity date of the Credit Agreement from February 2025 to February 2026 and, among other things, reduces the overall interest rate of the term loan beginning on the effective date of the Second Amendment. See Note 12 – Debt in our Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information regarding the Credit Agreement.

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

Cash Activities

Our cash flows for the nine months ended September 30, 2024 and 2023 are summarized as follows (in thousands):

	Nine Months Ended September 30,
	2024	2023
Net cash provided by operating activities	$9,296	$26,694
Net cash used in investing activities	(56,413)	(16,489)
Net cash used in financing activities	(4,691)	(2,579)

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

Our fee-based BPO arrangements generate fee-based revenue, which is recorded in other revenue, and cash is collected in advance or in close proximity to when revenue is recognized.

Nine Months Ended September 30, 2024 – Net cash provided by operating activities was $9.3 million during the nine months ended September 30, 2024, primarily driven by changes in net operating assets and liabilities of $66.1 million and adjustments for non-cash items of $30.7 million, partially offset by a net loss of $87.4 million. Cash provided by changes in net operating assets and liabilities during the nine months ended September 30, 2024 primarily consisted of a decrease of $104.6 million in contract assets – commissions receivable, partially offset by decreases of $14.6 million in accrued compensation and benefits and $11.1 million in accrued marketing expenses as well as an increase of $9.9 million in prepaid expenses and other assets and an increase of $1.9 million in accounts receivable. Adjustments for non-cash items primarily consisted of $15.1 million of stock-based compensation expense, $11.0 million of amortization of internally developed software and $7.4 million of impairment charges, partially offset by a $4.3 million decrease due to the change in deferred income taxes.

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

Nine Months Ended September 30, 2024 – Net cash used in investing activities of $56.4 million for the nine months ended September 30, 2024 mainly consisted of $85.9 million used to purchase marketable securities and $8.1 million in capitalized internal-use software and website development costs, partially offset by $39.0 million in proceeds from the maturities and redemptions of marketable securities.

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

Financing Activities

Nine Months Ended September 30, 2024 – Net cash used in financing activities of $4.7 million for the nine months ended September 30, 2024 was primarily due to a $2.7 million payment of preferred stock dividends and $2.3 million in repurchases of shares to satisfy employee tax withholding obligations.

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
Recent Accounting Pronouncements

See Note 1 – Summary of Business and Significant Accounting Policies in our Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for recently issued accounting standards that could have an effect on us.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Credit and Interest Rate Risk

Our financial instruments that are exposed to concentrations of credit risk principally consist of cash and cash equivalents, marketable securities, accounts receivable, and contract assets – commissions receivable.

Our cash, cash equivalents, short-term marketable securities and restricted cash are summarized as follows (in thousands):

	September 30, 2024	December 31, 2023
Cash and cash equivalents (1)(2)	$64,032	$115,722
Short-term marketable securities (2)	53,750	5,930
Restricted cash	3,090	3,090
Total cash, cash equivalents, short-term marketable securities and restricted cash	$120,872	$124,742
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

Our portfolio of available for sale debt securities is exposed to credit and interest rate risk. As of September 30, 2024, we invested $53.8 million in marketable securities primarily consisting of commercial paper and agency bonds. The maturities of these securities were less than one year. See Note 4 – Fair Value Measurements in our Notes to Condensed Consolidated Financial Statements for further discussion on our available for sale debt securities.

Our total contract assets and accounts receivable are summarized as follows (in thousands):

	September 30, 2024	December 31, 2023
Contract assets – commissions receivable – current	$197,591	$244,663
Contract assets – commissions receivable – non-current	616,445	673,514
Accounts receivable	5,864	3,993
Total contract assets and accounts receivable	$819,900	$922,170

As of September 30, 2024, our net contract assets – commissions receivable balance was $814.0 million. Our contracts with carriers expose us to credit risk that a financial loss could be incurred if the counterparty does not fulfill its financial obligation. While we are exposed to credit losses due to the non-performance of our counterparties, we consider this risk to be remote. We estimate our maximum credit risk in determining the contract assets – commissions receivable balance recognized on the balance sheet. We had allowances for credit losses of $1.7 million and $2.1 million as of September 30, 2024 and December 31, 2023, respectively.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our material legal proceedings, if any, are described in Part I, Item I of this Quarterly Report on Form 10-Q in our Notes to Condensed Consolidated Financial Statements in Note 8 – Commitments and Contingencies.
ITEM 1A.    RISK FACTORS

In addition to other information in this Quarterly Report on Form 10-Q and in other filings we make with the Securities and Exchange Commission, the following risk factors should be carefully considered in evaluating our business as they may have a significant impact on our business, operating results and financial condition. If any of the following risks actually occurs, our business, operating results, and financial condition could be materially and adversely affected. Because of the following factors, as well as other variables affecting our operating results, past financial performance should not be considered as a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods. Our Risk Factors are not guarantees that no such conditions exist as of the date of this report and should not be interpreted as an affirmative statement that such risks or conditions have not materialized, in whole or in part.

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
Our business may be harmed if we lose our relationship with health insurance carriers or our relationships with health insurance carriers are modified.

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

We derive a significant portion of our revenue from a small number of health insurance carriers, and any impairment of our relationships with them or impairment of their businesses could adversely affect our business, operating results and financial condition.

Our revenue has been concentrated in a small number of health insurance carriers and we expect that a small number of health insurance carriers will continue to account for a significant portion of our revenue for the foreseeable future. For example, Humana, Aetna and UnitedHealthcare accounted for 28%, 20%, and 17%, respectively, of our total revenue for the nine months ended September 30, 2024, and accounted for 28%, 7%, and 22%, respectively, of our total revenue for the nine months ended September 30, 2023. As discussed elsewhere in this Risk Factors section, our contractual relationships with health insurance carriers are typically non-exclusive and terminable on short notice by either party for any reason. In particular, given the concentration of our Medicare plan sales in a small number of carriers, if we lose a relationship with a health insurance carrier to market their Medicare plans, even temporarily, or if the health insurance carrier loses its Medicare product membership or their ability to conduct business is otherwise impaired, our business, operating results and financial condition could be harmed.
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

In order to offer the qualified health plans that individuals and families must purchase to receive Affordable Care Act subsidies, we must meet certain conditions, such as receiving permission to do so from the applicable government health insurance exchange, entering into or maintaining an agreement with the health insurance exchange or a partner of the exchange, ensuring that the enrollment and subsidy application is completed through the health insurance exchange and complying with privacy, security and other standards. If Internet-based agents and brokers such as us use the Internet for completion of qualified health plan selection purposes, their websites may be required to meet certain additional requirements. To help manage additional expenses and regulatory burdens associated with enrolling individuals and families into qualified health plans, we rely on a third-party vendor to help comply with certain aspects of the relevant requirements, and our qualified plan enrollments are made predominantly through the Federally Facilitated Marketplace (“FFM”), which currently runs all or part of the health insurance exchange in most states.

We may experience difficulty in satisfying the conditions and requirements to offer qualified health plans to our existing members and new potential members and in getting them enrolled through the FFM or any similar state-based exchange. The FFM may at any time cease allowing us or our third-party vendor to enroll individuals in qualified health plans or change the requirements for doing so, or relevant government regulations or agencies may prevent us from efficiently working with our third-party vendor, including timely receiving and using data from our third-party vendor. In addition, we may be unsuccessful in maintaining a relationship with our third-party vendor that is approved to use the process, and we may not be able to enroll individuals into qualified health plans through the FFM or could be required to use an inferior process to do so. The number of states using the FFM may also decrease in the future, reducing our ability to enroll members through the FFM.

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

If we are not able to satisfy the conditions and requirements for offering qualified health plans and enrolling members through the FFM or similar state-based exchanges, or if we are not able to successfully adopt and maintain solutions in a timely, efficient and cost-effective manner to respond to changing circumstances to allow us to continue to effectively enroll large numbers of members through the FFM and state-based exchanges, we could lose existing members and fail to attract new members and may incur additional expense, which would harm our business, operating results and financial condition.
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

Our ability to grow and retain our membership depends on various factors, including agent productivity and enrollment experience, the ability of carriers to offer plans that are attractive to members, the ability and propensity of enrollees to change their health plan both inside and outside of the Medicare annual enrollment period, and the source of referrals. If agent productivity, enrollment rates, and member retention rates decline, our business, operating results and financial condition could be harmed. Any decrease in the amount of time we retain our members on the health insurance plans that they purchased through us could adversely impact the estimated constrained LTVs we use for purposes of recognizing revenue, which would harm our business, operating results and financial condition. If we experience higher health insurance plan termination rates than we estimated when we recognized commission revenue, we may not collect all of the related commissions receivable, which could result in a reduction in LTV and a write-off of contract assets - commissions receivable, which would harm our business, operating results and financial condition.

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

As discussed elsewhere in this Risk Factors section, the marketing and sale of Medicare plans are subject to numerous laws, regulations and guidelines at the federal and state level. Recent changes to the CMS marketing guidelines have resulted in a more complicated and time-consuming process for marketing material filing and the need to file a significantly greater number of our and our marketing partners’ marketing materials with CMS. If our marketing partners’ marketing materials do not comply with the CMS marketing guidelines or other Medicare program related laws, rules and regulations, such non-compliance could result in our losing the ability to receive referrals of individuals interested in purchasing Medicare-related plans from that marketing material or being delayed in doing so. If CMS or a health insurance carrier requires changes to, disapproves or delays approval of these materials, we could lose a significant source of Medicare plan demand and the operations of our Medicare business could be adversely affected. If we lose marketing partner referrals during the Medicare or individual and family health insurance enrollment periods, the adverse impact on our business would be significant.

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

Due to the timing of Medicare and individual and family health plan annual enrollment periods, which may be subject to change from time to time, our financial results fluctuate and are not comparable from quarter to quarter. The Medicare annual enrollment period occurs from October 15 to December 7 each year, the individual and family health insurance open enrollment period occurs from November 1 through December 15 each year for most states, and the Medicare Advantage open enrollment period, during which Medicare-eligible individuals enrolled in a Medicare Advantage plan can switch to the original Medicare program or switch to a different Medicare Advantage plan, runs from January 1 through March 31 of each year. As a result, we have traditionally experienced an increase in the number of submitted Medicare-related applications and approved members during the fourth quarter and, to a lesser extent, in the first quarter, and an increase in Medicare plan-related expense, including marketing and advertising expenses, during the third and fourth quarters in connection with the open enrollment periods. However, because commissions from approved customers are paid to us over time, our operating results, and in particular, our operating cash flows, could be adversely impacted by a substantial increase in marketing and advertising expense.

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
Changes in our management or other key employees could affect our business, operating results and financial condition.

Our success is dependent upon the performance of our senior management and other key employees, as well as our ability to attract and retain qualified personnel for all areas of our organization. We may not be successful in attracting and retaining personnel on a timely basis, on competitive terms or at all. Our executive officers and other employees can terminate their employment at any time, and the loss of these individuals could harm our business, especially if we are not successful in developing adequate succession plans. In recent years, we have appointed several new executive officers and other senior leaders across multiple functions, and we may experience additional changes in the future. The transition and the departure of members of our senior management or other key employees could result in additional attrition. Any significant change in leadership over a short period of time could harm our business, operating results and financial condition.
We also depend on a relatively small number of employees for certain key roles, and the loss of such key employees could harm our business. For example, we are required to appoint a single designated writing agent with each insurance carrier. A small number of our employees act as writing agents and each employee that acts as a writing agent does so for a number of carriers. When an employee who acts as a writing agent terminates their employment with us, we need to replace the writing agent with another employee who has health insurance licenses. Due to our national reach and the large number of carriers whose plans are purchased by our members, the process of changing writing agents has in the past taken, and could take in the future, a significant period of time to complete. If the transition is not successful, our ability to sell health insurance plans may be interrupted, our agency relationship with particular insurance carriers may be terminated, our commission payments could be discontinued or delayed and, as a result, our business, operating results and financial condition could be harmed.
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

Our business may be harmed if we are not successful in executing on our operational and strategic plans, including our growth strategies, and cost-saving and enrollment quality initiatives.

Our future performance depends in large part upon our ability to execute our operational and strategic plans. Our success depends in large part on our ability to develop and improve products and services. We have in the past made, and may in the future, make, significant investments in marketing and advertising, technology and content, customer care and enrollment.

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

In addition, from time to time, we may initiate restructuring plans to implement cost savings initiatives or programs including, among other things, reductions in workforce, and rationalizing our cost structure and other fixed and variable expenses. While these initiatives are intended to improve our operations through re-engineering, reorganizing, and better deployment of marketing expenses and other operating expenses, we may not successfully realize the expected benefits of the actions that we have or may in the future take in connection with these restructuring plans. A variety of risks could cause us not to realize some or all of the expected benefits of these or any other restructuring plans that we may undertake, including, among others, higher than anticipated costs in implementing such restructuring plans, management distraction from ongoing business activities, damage to our reputation and brand image, including negative publicity, workforce attrition beyond planned reductions and risks and uncertainties described elsewhere in this Risk Factors section. Even if we do implement and administer these plans in the manner contemplated, our estimated cost savings resulting from them are based on several assumptions that may prove to be inaccurate and, as a result, we cannot assure you that we will realize these cost savings.
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

Our operations in China also expose us to different laws, rules and regulations, including different intellectual property laws, which are not as protective of our intellectual property as the laws in the United States. United States and Chinese trade laws may also impose restrictions on the importation of programming or technology to or from the United States. We are also subject to anti-bribery and anti-corruption laws, privacy and data security laws, labor laws, tax laws, foreign exchange controls and cash repatriation restrictions in China. In recent years, China has adopted laws regulating cybersecurity and data protection. For example, a data security law in China that became effective on September 1, 2021 applies to the usage, collection and protection of data within China and imposes data security obligations and restrictions on transfers of certain data outside of China, including a prohibition on providing any data stored in China to law enforcement authorities or judicial bodies outside of China without prior Chinese government approval. There remains considerable uncertainty as to how the data security law is applied, and the regulatory environment continues to evolve. Such laws, regulations and standards are complex, ambiguous and subject to change or interpretation, which create uncertainty regarding compliance. Compliance with these laws and regulations could cause us to incur substantial costs or require us to change our business operations in China. Violation of applicable laws and regulations could adversely affect our brand, affect our relationship with our health insurance carriers, and could result in regulatory enforcement actions and the imposition of civil or criminal penalties and fines, any of which could harm our business, operating results and financial condition.

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

The marketing and sale of health insurance plans, including Medicare plans, are subject to numerous, complex, and frequently changing laws, regulations and guidelines at the federal and state level. Compliance with these evolving laws and regulations may involve significant costs, cause significant delays in our ability to go to market with new marketing and product initiatives and strategies or require us to change our business practices, which could have an adverse impact on our business, operating results and financial condition. Non-compliance could also harm our business, operating results and financial condition. It also may result in fines, damages, prohibitions on the conduct of our business, and damage to our reputation. In particular, the marketing and sale of Medicare Advantage and Medicare Part D prescription drug plans are principally regulated by CMS but are also subject to state laws. The marketing and sale of Medicare Supplement plans are principally regulated on a state-by-state basis by state departments of insurance. The laws and regulations applicable to the marketing and sale of Medicare plans are numerous, ambiguous and complex, and change frequently, particularly with respect to regulations and guidance issued by CMS for Medicare Advantage and Medicare Part D prescription drug plans. We have altered, and likely will have to continue to alter, our marketing and sales process to comply with these laws, regulations and guidelines.

Health insurance carriers whose Medicare plans we sell approve our websites, our advisor enrollment center call scripts and a large portion of our marketing materials. We must receive these approvals in order to market and sell Medicare plans to Medicare-eligible individuals as an insurance agent. We are also required to file many of these materials on a regular basis with CMS. In addition, certain aspects of our Medicare plan marketing partner relationships have been in the past, and will be in the future, subjected to CMS and health insurance carrier review. CMS, state departments of insurance or health insurance carriers may decide to object to or not to approve aspects of our online platforms, sales function or marketing materials and processes and may determine that certain existing aspects of our Medicare-related business are not in compliance with legal requirements. CMS scrutinizes health insurance carriers whose Medicare plans we sell, and those health insurance carriers may be held responsible for actions that we, our agents and our partners take, including our marketing materials and actions that lead to complaints or disenrollment. Health insurance carriers are increasingly evaluating broker performance based on the quality of their enrollments, including complaints, retention rates, customer satisfaction and volumes. As a result, health insurance carriers may terminate their relationships with us, or they may require us to take other corrective action if our Medicare product sales, marketing and operations are not in compliance or give rise to too many complaints. The termination of or change in our relationships with health insurance carriers could reduce the products we are able to offer, could result in the loss of commissions for past and future sales and could otherwise harm our business, operating results and financial condition. Changes to the laws, regulations and guidelines relating to the sale of health insurance plans and related products and services, their interpretation or the manner in which they are enforced could impact the manner in which we conduct our business, our ecommerce platforms or our sale of Medicare plans and other products, or we could be prevented from operating certain aspects of our revenue-generating activities altogether, which would harm our business, operating results and financial condition. We have received, and may in the future receive, inquiries from CMS or state departments of insurance regarding our marketing and business practices and compliance with laws and regulations. Inquiries and proceedings initiated by the government could adversely impact our health insurance licenses, require us to pay fines, require us to modify marketing and business practices, result in litigation and otherwise harm our business, operating results and financial condition.

In April 2023, CMS released final versions of certain rules initially proposed in December 2022. The finalized rules, among other things, require us and our partners to provide to consumers additional disclaimers that may direct them away from our enrollment platform and towards government owned or operated enrollment channels or other platforms, add complications to the Medicare marketing material filing and review process, increase CMS and insurance carrier monitoring of third party marketing organizations (“TPMOs”) such as us, add requirements on agents enrolling beneficiaries in Medicare plans, limit marketing of plan benefits and cost savings, require lengthy new disclosures that make certain forms of marketing infeasible, potentially require a 48-hour waiting period between initial contact with a beneficiary and enrolling that beneficiary in certain circumstances, and limit the time we may contact beneficiaries about Medicare plan options to six months after the beneficiary gives us permission for such contact. These additional requirements could impede or otherwise harm our business, operating results and financial condition. There may be further potential impact on the business upon the release of any new guidance and sub-regulatory guidance or changes in their interpretation or the manner in which the guidance is enforced.

Certain new CMS rules were scheduled to become effective October 2024 (“CY 2025 Final Rules”) which, among other things, were set to reduce agent and broker payment amounts and regulate contractual terms with Medicare Advantage and Medicare Part D prescription drug plans and dual eligible special needs plans enrollments. The CY 2025 Final Rules also finalized provisions requiring certain documentation and consent regarding the collection and sharing of personal data with other TPMOs. On July 18, 2024, CMS partially reverted the CY 2025 Final Rules to the rules previously in effect in response to preliminary injunction orders in third-party lawsuits challenging the provisions noted above. The pending litigation challenging the CY 2025 Final Rules remains ongoing, and therefore the CY 2025 Final Rules may still have an adverse effect on our operations, our business, operating results and financial condition.

A new Federal Communications Commission (“FCC”) regulation is scheduled to become effective in January 2025, which would require “one-to-one” consent under the Telephone Consumer Protection Act (“TCPA”), allow blocking of “red flagged” robotexting numbers, codify do-not-call rules for texting, make revocation of TCPA consent easier and encourage an opt-in approach for delivering email-to-text messages. These additional requirements may impact the viability of partnerships that we use for marketing efforts and could impede or otherwise harm our business, operating results and financial condition.

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

In addition, each state regulates its insurance market, including by regulating the ability of insurance companies to set premiums and prohibiting brokers and agents such as eHealth from competing in certain ways, such as offering price reductions and rebates or marketing in certain ways. The laws and regulations governing the offer, sale and purchase of health insurance are complex and subject to change, and future changes may be adverse to our business. For example, a long-standing provision in most applicable state laws that we believe is advantageous to our business is that once health insurance premiums are set by the carrier and approved by state regulators, they are fixed and not generally subject to negotiation or discounting by insurance companies or agents. Additionally, state regulations generally prohibit carriers, agents and brokers from providing financial incentives, such as rebates, to their members in connection with the sale of health insurance. As a result, we do not currently compete with carriers or other agents and brokers on the price of the health insurance plans offered on our website. Changes in, or enforcement of, or compliance with, these regulations could impact consumers’ demand for our services or cause health insurance carriers to lower our commission rates, which could reduce our revenue. Our business, operating results and financial condition may be materially and adversely affected if we are unable to adapt to regulatory changes.

From time to time we are subject to various legal proceedings, which could adversely affect our business, operating results and financial condition.

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

Our business is subject to emerging privacy laws being passed at the state and federal levels that create unique compliance challenges. Our services involve the collection and storage of confidential and personally identifiable information of consumers and the transmission of certain personal information to their chosen health insurance carriers and to the government. For example, we collect names, addresses, credit card and social security numbers and health information such as information regarding consumers’ prescription drugs and providers. We also hold a significant amount of personal information relating to our current and former employees. As a result, we are subject to various state and federal laws and contractual requirements regarding the access, use and disclosure of personal information. Compliance with state and federal privacy-related laws, particularly new state legislation such as the California Consumer Privacy Act and its recent amendments, and increasingly robust industry standard security frameworks will result in cost increases due to an increased need for privacy compliance, oversight and monitoring, and the development of new processes to effectuate and demonstrate compliance. The effects of potential non-compliance by us or third-party service providers, and enforcement actions, may result in increased costs to our business and reputational harm. The privacy and cybersecurity legislative landscape is rapidly evolving on the state and federal level. Such changes create challenges for businesses to comply with the new legal obligations in a systematic fashion. These new legal requirements may change the way we conduct our business and may harm our business, operating results and financial condition.

Any perception that our practices, products or services violate individual privacy or data protection rights may subject us to public criticism, class action lawsuits, reputational harm, or investigations or claims by regulators, industry groups or other third parties, any of which could disrupt or adversely impact our business and expose us to increased liability. In the event that additional data privacy or data security laws are implemented, or our health insurance carrier or other partners determine to impose requirements on us relating to data privacy security, we may not be able to timely comply with such requirements or such requirements may not be compatible with our current processes. Changing our processes could be time-consuming and expensive, and failure to timely implement required changes could result in our inability to sell health insurance plans in a particular jurisdiction or for a particular health insurance carrier or subject us to liability for non-compliance, any of which would damage our business, operating results and financial condition. Health insurance carriers that we work with may also require us to comply with additional privacy and data security standards to do business with us at all. Compliance with privacy and data security standards is regularly assessed, and we may not always be compliant with the standards. If we are not in compliance, we may not be able to accept information from consumers, and our relationship with health insurance carriers could be adversely impacted or terminated, which would harm our business, operating results and financial condition.

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

In the ordinary course of operating our business, we and our health insurance carrier partners have received complaints that the information we provided was not accurate or was misleading. We have received, and may in the future receive, inquiries from health insurance carriers, CMS, state departments of insurance, regulators or other legislative bodies regarding our marketing and business practices and compliance with laws and regulations. We typically respond to these inquiries by explaining how we believe we are in compliance with relevant regulations, or we may modify our practices in connection with the inquiry. For example, we received a letter from the Committee on Finance of the United States Senate in January 2024 requesting information about our business practices related to lead generation, marketing and enrollment in Medicare Advantage health plans. These types of inquiries and associated claims could be time-consuming and expensive to address, could divert our management’s attention and other resources, could impact our relationships with health insurance carriers and could cause a loss of confidence in our services. As a result, whether or not we are able to successfully resolve these claims, they could harm our business, operating results and financial condition.

Our business could be harmed if we are unable to contact our consumers or market the availability of our products through specific channels.

We use email and telephone, among other channels, to market our services to potential members and as the primary means of communicating with our existing members. The laws and regulations governing the use of email and telephone calls for marketing purposes continue to evolve, and changes in technology, the marketplace or consumer preferences may lead to the adoption of additional laws or regulations or changes in interpretation of existing laws or regulations. If new laws or regulations are adopted, or existing laws and regulations are interpreted or enforced, to impose additional restrictions on our ability to send email or telephone calls or SMS text messages to our members or potential members, we may not be able to communicate with them in a cost-effective manner. For example, we use telephones to communicate with customers and prospective customers, and some of these communications may be subject to the TCPA and other telemarketing laws, including state laws, that restrict our ability to market using the telephone in certain respects. The TCPA prohibits us from using an automatic telephone dialing system or prerecorded or artificial voices to make certain telephone calls to consumers without their prior express written consent and provides for statutory damages of $500 for each violation and $1,500 for each willful violation. While we have policies in place to comply with the TCPA and other telemarketing laws, we have been in the past, and may in the future become, subject to claims that we have violated the TCPA. In the event that we were found to have violated the TCPA, our business, operating results and financial condition could be harmed. The TCPA and other laws and regulations relating to telemarketing are also subject to periodic updates and changes in enforcement and litigation risks. In addition to legal restrictions on the use of email, Internet service providers, email service providers and others attempt to block the transmission of unsolicited email, commonly known as “spam.” Many Internet and email service providers have relationships with organizations whose purpose is to detect and notify the Internet and email service providers of entities that the organization believes are sending unsolicited email. If an Internet or email service provider identifies email from us as “spam” as a result of reports from these organizations or otherwise, we can be placed on a restricted list that will block our email to members or potential members. Similarly, telephone carriers may block or put consumer warnings on calls or SMS text messages originating from call centers. Consumers increasingly screen their incoming emails and telephone calls and SMS text messages, including by using screening tools and warnings, and therefore our members or potential members may not reliably receive our messages, whether or not such messages constitute marketing. If we are unable to communicate effectively by email or telephone with our members and potential members as a result of legislation, legal or regulatory actions, blockage, screening technologies or otherwise, our business, operating results and financial condition would be harmed.

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

We rely on health insurance carriers to timely and accurately report the amount of commissions earned by us, and we calculate our commission revenue, prepare our financial reports, projections and budgets and direct our marketing and other operating efforts based on the reports we receive from health insurance carriers. There have been instances where we have determined that plan cancellation data reported to us by a health insurance carrier has not been accurate. The extent to which health insurance carriers are inaccurate in their reporting of plan cancellations could cause us to change our cancellation estimates, which could adversely impact our revenue. We have designed controls to assess the completeness and accuracy of the data received, whereby we apply judgment and make estimates based on historical data and current trends to independently determine whether or not carriers are accurately reporting commissions due to us. We also operate procedures with carriers on an ongoing basis whereby potential under or over reporting is reconciled and discrepancies are resolved. For instance, when we reconcile information health insurance carriers provide to us, we may determine that we were not historically paid commissions owed to us, which would cause us to have underestimated our membership. Conversely, health insurance carriers may require us to return commission payments paid in a prior period due to plan cancellations for members we previously estimated as being active. To the extent that health insurance carriers understate or fail to accurately report the amount of commissions due to us in a timely manner or at all, our estimates of constrained LTV may be adversely impacted, which would harm our business, operating results and financial condition. In addition, any inaccuracies in the reporting from and reconciliations with insurance carriers may also impact our estimates of constrained LTV or our estimates of commission revenue for future periods which is based on historical trends, including trends relating to contracted commission rates and expected health insurance plan cancellation.

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

Given the number of months required to observe non-payment of commissions in order to confirm cancellations, we estimate the number of members who are active on health insurance plans as of a specified date. After we have estimated membership for a period, we may receive information from health insurance carriers that would have impacted the estimate if we had received the information prior to the date of estimation. We may receive commission payments or other information that indicates that a member who was not included in our estimates for a prior period was in fact an active member at that time, or that a member who was included in our estimates was in fact not an active member. As a result of the Medicare annual enrollment and other open enrollment periods, we may not receive information from our carriers on as timely a basis due to the significant increase in health insurance transaction volume and for other reasons, which could impair the accuracy of our membership estimates. For these and other reasons, including if current trends in membership cancellation are inconsistent with past cancellation trends that we use to estimate our membership or if carriers subsequently report changes to the commission payments that they previously reported to us, our actual membership could be different from our estimates, perhaps materially. If our actual membership is different from our estimates, the constrained LTV component of our revenue recognition could also be inaccurate, including as a result of an inaccurate estimate of the average amount of time our members maintain their health insurance plans. As a result of the delay that we experience in receiving information about our membership, it is difficult for us to determine with any certainty the impact of current conditions on our membership retention. Various circumstances, including market-related factors such as changes in timing of enrollment periods, the ability of enrollees to change their health plan outside of the Medicare annual enrollment period, the source of referrals, their enrollment experience and other factors specific to our business, could cause the assumptions and estimates that we make in connection with estimating our membership to be inaccurate, which would cause our membership estimates to be inaccurate.

Our agreements with our lender and our convertible preferred stock investor contain restrictions that impact our business and expose us to risks that could materially adversely affect our liquidity and financial condition.

On February 28, 2022, we entered into a term loan credit agreement with Blue Torch Finance LLC, as administrative agent and collateral agent, and other lenders party thereto, which was amended on August 16, 2022 and again on November 1, 2024 (as amended, the “Credit Agreement”). The Credit Agreement provides us with $70 million in term loans, the proceeds from which transaction were used to terminate our then-existing $75 million revolving credit facility with Royal Bank of Canada.

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

Our term loan under the Credit Agreement matures in February 2026. Our ability to refinance our existing or future indebtedness will depend on the capital markets, including prevailing interest rates, and our financial condition and performance, which, among other things, is subject to economic, financial, competitive and other factors beyond our control. In addition, our Credit Agreement and the H.I.G. Investment Agreement contain restrictions that limit our ability to incur additional indebtedness, issue certain types of equity securities with rights and preferences senior to or pari passu with our Series A Preferred Stock, make certain types of investments or obtain additional financing. Pursuant to the terms of the H.I.G. Investment Agreement, we are currently required to obtain the consent of H.I.G. in order to incur certain indebtedness, which could limit our ability to obtain additional financing. If we are unable to refinance our existing or future indebtedness, obtain adequate financing or obtain financing on terms satisfactory to us when we require it, we may default on our existing or future indebtedness, and our ability to continue to pursue our business objectives and to respond to business opportunities or challenges could be harmed, and our business, operating results and financial condition could be materially and adversely affected.

If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements could be impaired, which could adversely affect our operating results, our ability to operate our business and our stock price.

We have a complex business organization. Ensuring that we have adequate internal financial and accounting controls and procedures in place to help ensure that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently and is complicated by the expansion of our business operations and changing accounting requirements. Our management, including our chief executive officer and chief financial officer, does not expect that our internal control over financial reporting will prevent all errors or all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. Over time, controls may become inadequate because changes in conditions or deterioration in the degree of compliance with policies or procedures may occur. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. We cannot assure that significant deficiencies or material weaknesses in our internal control over financial reporting will not be identified in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in significant deficiencies or material weaknesses, cause us to fail to timely meet our periodic reporting obligations or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of periodic management evaluations and annual auditor attestation reports regarding disclosure controls and the effectiveness of our internal control over financial reporting required under Section 404 of the Sarbanes-Oxley Act of 2002 and the rules promulgated thereunder. The existence of a material weakness could cause errors in our financial statements that could result in a restatement of financial statements, cause us to fail to timely meet our reporting obligations and cause investors to lose confidence in our reported financial information, leading to a decline in our stock price and potential lawsuits against us.

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

We have net operating loss carryforwards for federal and state income tax purposes to offset future taxable income. Certain of our federal and state net operating loss carryforwards begin expiring in 2034 and 2024, respectively. A lack of future taxable income would adversely affect our ability to utilize these net operating loss carryforwards. In addition, utilization of the net operating loss carryforwards may be subject to a substantial annual limitation due to ownership changes that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), and similar state provisions. These ownership change limitations may limit the amount of net operating loss carryforwards and other tax attributes that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change” as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points (by value) of the outstanding stock of a company by certain stockholders. Our ability to use the remaining net operating loss carryforwards may be further limited if we experience a Section 382 ownership change as a result of future changes in our stock ownership.

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

Maintaining the security of our products and services is critical for us, our consumers, and the health insurance carriers we work with. Despite our taking precautions, we cannot guarantee that our facilities and systems and those of our third-party service providers, will be free of security breaches, cyberattacks, acts of vandalism, computer viruses, malware, misplaced or lost data, programming and/or human errors or other similar events. We may be required to expend significant resources to protect against security breaches or to mitigate and remediate problems caused by security breaches. Techniques used to obtain unauthorized access or to sabotage systems change frequently. For example, attackers have used artificial intelligence and machine learning to launch more automated, targeted and coordinated attacks against targets. As a result, we may be unable to anticipate emerging techniques or to implement adequate preventative measures preemptively. Additionally, our third-party service providers may cause security breaches for which we are responsible.

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

We may not be able to adequately protect our intellectual property, which could harm our business, operating results and financial condition.

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

Risks Related to Ownership of Our Common Stock

Our future operating results are likely to fluctuate and could fall short of our guidance and other expectations, which could negatively affect the value of our common stock.

Our operating results are likely to fluctuate as a result of a variety of factors, including the factors described elsewhere in this Risk Factors section, many of which are outside of our control. For example, and among these factors, the assumptions underlying our estimates of commission revenue as required by ASC 606 may vary significantly over time. As a result, comparing our operating results on a period-to-period basis may not be meaningful and you should not rely on our past results as an indication of our future performance, particularly in light of the fact that our business and industry are undergoing substantial change as a result of health care reform, competition, shifts in carrier and regulator priorities and initiatives we determine to pursue. If our revenue or operating results differ from our guidance or fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially. In the past, when our revenue and operating results differed from our guidance and the expectations of investors or securities analysts, the price of our common stock was impacted.

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

The value of our investments is subject to significant capital markets risk related to changes in interest rates and credit spreads as well as other investment risks, which may adversely affect our business, operating results and financial condition.
Our financial condition and operating results are affected by the performance of our investment portfolio. Our excess cash is invested by an external investment management service provider, under the direction of our management in accordance with our corporate cash management and investment policy. The policy defines constraints and guidelines that restrict the asset classes that we may invest in by type, duration, quality and value. Our investments are subject to market-wide risks, and fluctuations, as well as to risks inherent in particular securities. The failure of any of the investment risk strategies that we employ could have a material adverse effect on our business, operating results and financial condition.
The value of our investments is exposed to capital markets risks, and our results of operations, liquidity, financial condition or cash flows could be adversely affected by realized losses, impairments and changes in unrealized positions as a result of: significant market volatility, changes in interest rates, changes in credit spreads and defaults, a lack of pricing transparency, a reduction in market liquidity, declines in equity prices, changes in national, state/provincial or local laws and the strengthening or weakening of foreign currencies against the U.S. dollar. Levels of write-down or impairment are impacted by our assessment of the intent to sell securities that have declined in value as well as actual losses as a result of defaults or deterioration in estimates of cash flows. If we reposition or realign portions of the investment portfolio and sell securities in an unrealized loss position, we will incur an other-than-temporary impairment charge or realized losses. Any such charge may have a material adverse effect on our business, operating results and financial condition.

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

Our certificate of incorporation, bylaws, and Delaware law contain provisions that could have the effect of rendering more difficult, delaying or preventing an acquisition deemed undesirable by our Board of Directors. Our corporate governance documents include provisions:

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

Further, the enforceability of similar exclusive forum provisions in other companies’ organizational documents have been challenged in legal proceedings, and it is possible that a court of law could rule that these types of provisions are inapplicable or unenforceable if they are challenged in a proceeding or otherwise. If a court were to find either exclusive forum provision contained in our bylaws to be inapplicable or unenforceable in an action, we may incur significant additional costs associated with resolving such action in other jurisdictions, all of which could harm our business, operating results and financial condition.

General Risk Factors

We are subject to risks associated with public health crises, pandemics, natural disasters, changing climate conditions and other extreme events, including legal, regulatory and social responses thereto, which have had, and could have, an adverse effect on our business, operating results and financial condition.

Large-scale medical emergencies, pandemics (such as COVID-19) and other extreme events could result in public health crises or otherwise have a material adverse effect on our business, operating results and, financial condition. For example, we had to adjust our operations in response to the COVID-19 pandemic and resulting disruptions in public and private infrastructure.

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

Exhibit Number			Incorporation by Reference Herein
		Description of Exhibit	Form	Date
10.1	†*	Severance Agreement, dated August 31, 2024, between John Dolan and eHealth, Inc.
31.1	†	Certification of Francis Soistman, Chief Executive Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	†	Certification of John Dolan, Chief Financial Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	‡	Certification of Francis Soistman, Chief Executive Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	‡	Certification of John Dolan, Chief Financial Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	†	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	†	Inline XBRL Taxonomy Extension Schema Document
101.CAL	†	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	†	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	†	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	†	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		The cover page from the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2024, formatted in Inline XBRL and contained in Exhibit 101
†    Filed herewith.
‡    Furnished herewith.
*     Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EHEALTH, INC.
Date:	November 6, 2024	/s/ Francis Soistman
Francis Soistman Chief Executive Officer (Principal Executive Officer)

Date:	November 6, 2024	/s/ John Dolan
John Dolan Chief Financial Officer (Principal Financial Officer)