Form 10-K
period 2024-12-31
eHealth, Inc.
filed 2025-02-27
CIK 1333493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
Based on the closing price of the registrant’s common stock on the last business day of the registrant’s most recently completed second fiscal quarter, which was June 30, 2024, the aggregate market value of its shares (based on a closing price of $4.53 per share) held by non-affiliates was $127.7 million. Shares of the registrant’s common stock held by each executive officer and director and by each person who may be deemed to be an affiliate of the registrant have been excluded from this computation. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of February 21, 2025 was 29,942,604 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement for the 2025 Annual Meeting of Stockholders, which is expected to be filed within 120 days after the Company’s fiscal year ended December 31, 2024, are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

EHEALTH, INC.
FORM 10-K

SUMMARY OF RISK FACTORS

The following is a summary of the principal risks we face, any of which could adversely affect our business, operating results or financial condition:

•The markets in which we participate are intensely competitive. If we cannot compete effectively against current and future competitors, including government-run health insurance exchanges, our business, operating results and financial condition could suffer.
•Our business may be harmed if we lose our relationship with health insurance carriers or our relationships with health insurance carriers are modified.
•We derive a significant portion of our revenue from a small number of health insurance carriers. Any impairment of our relationships with them or impairment of their businesses could adversely affect our business, operating results and financial condition.
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
•Changes in our senior management or other key employees could affect our business, operating results and financial condition.
•Our business success depends on our ability to timely recruit, train and retain qualified licensed insurance agents, or benefit advisors, and other personnel to provide superior customer service and support our strategic initiatives while also controlling our labor costs.
•Our business could be harmed if we are not successful in executing on our operational and strategic plans.
•Changes and developments in the health insurance industry or system, including changes in laws and regulations, could harm our business, operating results and financial condition.
•The marketing and sale of health insurance plans, including Medicare plans are subject to numerous, complex and frequently changing laws, regulations and guidelines. Non-compliance with or changes in laws, regulations and guidelines, or changes in their interpretation or the manner in which they are enforced could harm our business, operating results and financial condition.
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
•Our business could be harmed if we are unable to contact our consumers or market the availability of our products through specific channels.
•If we fail to properly maintain existing or implement new information systems, our business may be materially adversely affected.
•Issues relating to the use of artificial intelligence in our business operations could result in liability, reputational harm and an adverse impact on our operating results and financial condition.
•Our business is subject to security risks. If we experience a successful cyberattack or a security breach or are otherwise unable to safeguard the confidentiality and integrity of the data we hold, including sensitive personal information, our business will be harmed.
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
•Operating and growing our business is likely to require additional capital. If capital is not available to us, our business, operating results and financial condition may suffer.
•Our future operating results are likely to fluctuate and could fall short of our guidance and other expectations, which could negatively affect the value of our common stock.
•The price of our common stock has been and may continue to be volatile, and the value of your investment could decline.
•Our convertible preferred stock investor has rights, preferences and privileges that are not held by, and are preferential to, the rights of our common stockholders and may exercise influence over us. This could adversely affect our liquidity and financial condition, result in the interests of our convertible preferred stock investor differing from those of our common stockholders and make an acquisition of us more difficult.
•We may not be able to adequately protect our intellectual property, which could harm our business, operating results and financial condition.
•Our self-insurance programs may expose us to significant and unexpected costs and losses.
•Our business, operating results and financial condition can be impacted by political events, political instability, trade and other international disputes, geopolitical tensions or natural disasters.
•Adverse economic conditions including slow growth, recession, high unemployment, inflation, financial and credit market disruptions, could materially adversely affect our business, operating results and financial condition.

Our Risk Factors are not guarantees that no such conditions exist as of the date of this report and should not be interpreted as an affirmative statement that such risks or conditions have not materialized, in whole or in part.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “expect,” “anticipate,” “believe,” “estimate,” “target,” “goal,” “project,” “hope,” “intend,” “plan,” “seek,” “continue,” “may,” “could,” “should,” “might,” “forecast,” “depends,” “predict,” “confident,” “are positioned” and variations or the negative of such words and similar expressions are intended to identify such forward-looking statements. These statements include, among other things, statements regarding the following:

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
•our expectations regarding our Medicare, individual and family, small business, and other ancillary products and initiatives, including anticipated trends and our ability to enroll members;
•our expectations regarding our growth strategies and cost-saving initiatives;
•the impact of future and existing laws and regulations on our business;
•the impact of public health crises, pandemics, natural disasters and other extreme events;
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
•the merits or potential impact of any lawsuits filed against us or any government enforcement actions; and
•other statements regarding our future operations, financial condition, prospects and business strategies.

We have based these forward-looking statements on our current expectations about future events. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Our actual results may differ materially from those suggested by these forward-looking statements for various reasons, including our ability to retain existing members and enroll new members during the annual healthcare open enrollment period, the Medicare annual enrollment period, the Medicare Advantage open enrollment period and other special enrollment periods; changes in laws, regulations and guidelines, including in connection with healthcare reform or with respect to the marketing and sale of Medicare plans; competition, including competition from government-run health insurance exchanges and other sources; the seasonality of our business and the fluctuation of our operating results; our ability to accurately estimate membership, lifetime value of commissions and commissions receivable; changes in product offerings among carriers on our ecommerce platform and changes in our estimated conversion rate of an approved member to a paying member and the resulting impact of each on our commission revenue; the concentration of our revenue with a small number of health insurance carriers; our ability to execute on our growth strategy and other business initiatives; changes in our senior management or other key employees; our ability to recruit, train, retain and ensure the productivity of licensed insurance agents, or benefit advisors, and other personnel; exposure to security risks and our ability to safeguard the security and privacy of confidential data; our relationships with health insurance carriers; the success of our carrier advertising and sponsorship program; our success in marketing and selling health insurance plans and our unit cost of acquisition; our ability to effectively manage our operations as our business evolves and execute on our business plan and other strategic initiatives; the need for health insurance carrier and regulatory approvals in connection with the marketing of Medicare-related insurance products; changes in the market for private health insurance; consumer satisfaction of our service and actions we take to improve the quality of enrollments; changes in member conversion rates; changes in commission rates; our ability to sell qualified health insurance plans to subsidy-eligible individuals and to enroll subsidy-eligible individuals through government-run health insurance exchanges; our ability to derive desired benefits from investments in our business, including membership growth and retention initiatives; our reliance on marketing partners; the success and cost of our marketing efforts, including branding, online advertising, direct-to-consumer mail, email, social media, telephone. SMS text, television, radio and other marketing efforts; timing of receipt and accuracy of commission reports; payment practices of health insurance carriers; dependence on our operations in China; the restrictions in our debt obligations; the restrictions in our investment agreement with our convertible preferred stock investor; our ability to raise additional capital; compliance with insurance, privacy, cybersecurity and other laws and regulations; the outcome of litigation or government enforcement actions in which we may from time to time be involved; the performance, reliability and availability of our information technology systems, ecommerce platform and underlying network infrastructure, including any new systems we may implement; our ability to deploy new and evolving technologies, such as artificial intelligence; public health crises, pandemics, natural disasters and other extreme events; general economic and macroeconomic conditions, including inflation, recession, political events, instability or geopolitical tensions, trade or other international disputes, financial, banking and credit market disruptions; our ability to effectively administer our self-insurance program; and those identified under the heading “Risk Factors” in Part I, Item 1A. of this report and those discussed in our other Securities and Exchange Commission filings. Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in this report are made only as of the date hereof. Except as required by applicable law, we do not undertake, and specifically decline, any obligation to update any of these statements or to publicly announce the results of any revisions to any forward-looking statements, whether as a result of new information, future events, changes in assumptions or otherwise.
Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause our actual results to differ materially from those in the forward-looking statements.

PART I

ITEM 1.    BUSINESS

Overview

eHealth, Inc. and its subsidiaries, referred to throughout this report as “eHealth,” the “Company,” “we,” “us” or “our,” is a leading private health insurance marketplace with a technology and service platform that provides consumer engagement, education and health insurance enrollment solutions. Our mission is to expertly guide consumers through their health insurance enrollment and related options, when, where, and how they prefer. Our platform leverages technology to solve a critical problem in a large and growing market by aiding consumers in what has traditionally been a complex, confusing and opaque health insurance purchasing process.

Our omnichannel consumer engagement platform differentiates our offering from our competitors and enables consumers to use our services online, by telephone with a licensed insurance agent, or benefit advisor, or through a hybrid online assisted interaction that includes live agent chat and co-browsing capabilities. We have created a consumer-centric marketplace that offers consumers a broad choice of insurance products that includes thousands of Medicare Advantage, Medicare Supplement, Medicare Part D prescription drug, individual, family, small business, and other ancillary health insurance products from over 180 health insurance carriers nationwide. Our plan recommendation tool curates this broad plan selection by analyzing beneficiaries’ health-related information against plan data for insurance coverage fit. This tool is supported by a unified data platform and is available to our ecommerce consumers and our licensed benefit advisors. We strive to be the most trusted, unbiased, transparent partner to consumers in their journeys through the health insurance market.

Our Business Model

Our management evaluates our business performance and manages our operations in the following two reportable segments: (1) the Medicare segment and (2) the Employer and Individual (“E&I”) segment. As an insurance agency, we derive our revenue from consideration paid to us by our health insurance carrier partners, who are our customers, for our services through commissions and other forms of compensation. We do not generate revenue directly from the consumers that we help enroll in insurance products on behalf of our health insurance carrier partners. Our platform and services are free to the consumer, and, as an insurance agency, we do not take on underwriting risk.

Medicare Segment

Our Medicare segment represents the majority of our business and constituted approximately 90% of our revenue in 2024. We actively market a large selection of Medicare-related health insurance plans and, to a lesser extent, ancillary products such as dental and vision insurance and hospital indemnity plans, to our Medicare-eligible consumers. Our Medicare ecommerce platform (which can be accessed through our websites www.eHealthMedicare.com and www.GoMedigap.com), along with our telephonic enrollment capabilities, enable consumers to research, compare and purchase Medicare-related health insurance plans, including Medicare Advantage, Medicare Supplement, and Medicare Part D prescription drug plans. As a health insurance agency, we primarily generate revenue from commissions received from health insurance carriers. These commissions may include certain bonus payments based on achieving predetermined sales targets or other objectives set by the health insurance carriers. In addition to commission revenue, our Medicare segment generates other revenue through amounts earned in connection with our Medicare advertising programs where we may engage in marketing activities and other services, as well as amounts earned from our non-broker of record fee-based arrangements and our performance of various post-enrollment services for members.

Medicare Advantage and Medicare Part D prescription drug plan pricing is approved by the Centers for Medicare and Medicaid Services (“CMS”), an agency of the United States Department of Health and Human Services, and is not subject to negotiation or discounting by health insurance carriers or our competitors. Similarly,

Medicare Supplement plan pricing is set by the health insurance carrier and approved by state regulators. It is not subject to negotiation or discounting by health insurance carriers or our competitors.

Employer and Individual Segment

Within our E&I segment, we actively market individual and family health insurance plans (“IFP”), along with employer plans, which include small business health insurance plans and Individual Coverage Health Reimbursement Arrangements (“ICHRAs”). In addition, we market a variety of ancillary products, including but not limited to, short-term, dental and vision plans. These ancillary products are offered to individual and family and small business consumers and are also sold on a standalone basis. We generate revenue as a result of commissions we receive from health insurance carriers whose health insurance plans are purchased through us, as well as commission override payments we receive for achieving sales volume thresholds or other objectives. To a lesser extent, the E&I segment also generates other revenue from amounts earned in our online sponsorship program as well as our technology licensing activities. IFP pricing, which is set by the health insurance carrier and approved by state regulators, is not subject to negotiation or discounting by health insurance carriers or our competitors.

Revenue

Commission Revenue Sources

Medicare Segment — In the first effective plan year of a Medicare Advantage or Medicare Part D prescription drug plan for which we are the broker of record, we receive a fixed annual commission from health insurance carriers, generally after the plan is approved by the carrier and the plan becomes effective. We also receive a fixed commission that is prorated for the remaining months of the calendar year, if applicable. Additionally, if the plan is the first Medicare Advantage or Medicare Part D prescription drug plan issued to the member because either the beneficiary just became eligible for these products or has previously been covered through an Original Medicare program, we may receive a higher commission that covers an entire 12-month period, regardless of the plan’s effective month. Beginning with the second plan year and as long as the member remains on that plan, we typically receive fixed monthly commissions for Medicare Advantage and Medicare Part D prescription drug plans which continue until the plan is cancelled or we are no longer the broker of record. For Medicare Supplement plans that we sell, our commissions generally represent a flat amount per member per month or a percentage of the premium collected by the carrier while the member maintains coverage. Premium-based commissions are reported to us after the health insurance carrier collects premiums, generally every month. We continue to receive commissions from the relevant health insurance carrier until the health insurance plan is cancelled or we are no longer the broker of record.

Employer and Individual Segment — The commissions we receive for IFP, small business health insurance plans and ancillary health insurance plans are either a percentage of the premiums consumers pay for those plans or a flat amount per member per month. They vary depending on the carrier that is offering the plan, the state where the plan was sold and the size of the business. Commission payments are typically made to us every month until either the plan is cancelled or we are no longer the broker of record. IFP pricing, which is set by the health insurance carrier and approved by state regulators, is not subject to negotiation or discounting by health insurance carriers or our competitors.

Other Revenue Sources

Within our two operating segments, we earn commission revenue, as well as non-commission revenue, or other revenue, which includes online sponsorship and advertising, non-broker of record arrangements, performance of other services, technology licensing and captive arrangements revenue.

Online Sponsorship and Advertising. We generate revenue from our sponsorship and advertising program that allows carriers to purchase advertising space for non-Medicare products on our website and potentially Medicare plan-related advertising on separate websites that we develop, host and maintain. In addition, in connection with our Medicare plan advertising program, we may engage in other activities, including marketing. In return for our services, we typically are paid either a flat amount, a monthly amount, or, in our individual and family health insurance sponsorship advertising program, a performance-based fee based on metrics such as submitted health insurance applications.

Non-Broker of Record. In certain arrangements, we facilitate beneficiary enrollment in Medicare-related health insurance plans with health insurance carriers without becoming the agent of record. Under these arrangements, we receive one-time fees determined by contract terms. Our services are complete once the submitted application is approved by the relevant health insurance carrier. We recognize fee income based upon the fee we expect to receive for selling the plan after the carrier approves an application.

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

Captive Arrangements. In certain arrangements where we work as captive agents for specific health insurance carriers, we recognize revenue for customer care and enrollment and marketing fees paid to us by the health insurance carriers in the period the services are performed.

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

Carrier Relationships

We have developed strategic relationships with leading health insurance carriers in the United States, enabling us to offer thousands of health insurance plans online. We have relationships with over 180 Medicare-related, individual and family, employer and ancillary health insurance plan carriers, including large national carriers and well-established regional carriers. Many of these major carriers have been selling their products through us for over ten years. In many cases, we have back-office integration with major carriers allowing us to submit applications efficiently and cost-effectively, which is an area of competitive differentiation for our business. We typically enter into contractual agency relationships with health insurance carriers that are non-exclusive and terminable on short notice by either party for any reason.

Our Platforms and Technology

Our ecommerce platforms and consumer engagement solutions are built to provide market-leading information, decision support, and transactional services to a broad group of health insurance consumers nationwide, while prioritizing accessibility to health insurance. Our ecommerce platforms organize and present voluminous and complex health insurance information in an objective format that empowers individuals, families, and businesses to research, analyze, compare, and purchase a wide variety of health insurance plans.

Our technology platform also allows eHealth to provide omnichannel capabilities to our consumers who can shop and enroll in health insurance through an intuitive online interface, by speaking with a live benefit advisor or utilizing one of the hybrid enrollment methods such as agent chat and co-browsing tools. These omnichannel capabilities represent a differentiated offering relative to other competitors in our sector.

We have a technology and content team that is responsible for ongoing enhancements to the features and functionality of our ecommerce platforms, which are critical to maintaining our technology leadership position in the industry.

Elements of our platforms include:

Plan Comparisons and Recommendations. We offer online comparison and recommendation tools that process and simplify voluminous information across thousands of health insurance plans from over 180 health insurance carriers nationwide that are available through our platform. Our technology enables consumers to compare and evaluate health insurance options based on each consumer’s specific needs and plan characteristics such as price, plan type, coverage limits, deductible amount, co-payment amount, and in-network and out-of-network benefits. After entering relevant information on our website or giving such information to one of our licensed benefit advisors, consumers can receive a list of applicable health insurance plans and rate and benefit information in an easy-to-understand format. We also have introduced MatchMonitor™, a self-service tool that allows members to easily understand the implications of annual notice changes, check if any of their critical benefits are impacted and compare their current plan to other options.

Online Application and Enrollment Forms. Health insurance applications vary widely by carrier and state. Our proprietary application tool lets us capture each insurance application’s unique business rules and build a corresponding online application. Our online application process offers our consumers significant improvements over the traditional, paper-intensive application process. It employs dynamic business logic to help individuals and families correctly complete the application and enrollment forms in real time. This reduces delays resulting from application rework, where incomplete applications are mailed back and forth between the consumer, the traditional agent, and the carrier. This is a significant problem with traditional health insurance distribution, and we further simplify the enrollment process by enabling electronic signatures.

Customer and Carrier Data Interchange. Our digital data interface technology integrates our online application process with health insurance carriers’ technology systems, enabling us to deliver our consumers’ applications to health insurance carriers electronically. Our digital interface technology also expedites the loading of insurance product inventory into our various shopping experiences and accelerates the application process by eliminating manual delivery. We also receive alerts and data from carriers, such as notification of approval or a request from a carrier for a consumer’s medical records for underwriting purposes. These features of our service help prevent applications from becoming delayed or rejected through inactivity of the consumer or the carrier.

Advisor Enrollment Center Technology Systems. Our proprietary agent-assist management systems enable us to provide a full range of personalized customer service tasks efficiently while complying with Medicare and health insurance regulatory requirements. Our benefit advisors have script-on-screen tools that align to customer and compliance needs and leverage a common back-office platform that powers our direct-to-consumer shopping experience. Our systems also have customer relationship management tools that can track each consumer throughout the application process, generate automated emails specific to each consumer.

Customer Center. Our customer center enables members to create a secure personal profile that stores their prescription drug regimen, preferred doctors and pharmacies, current coverage, and other relevant data. This data is available to members and our licensed benefit advisors that they contact. After a member creates a customer center account, our technology will import details provided to an agent over the telephone to the account. The following are important benefits of our customer center:

•Empower Medicare beneficiaries to take control of their personal information — Our customer center puts our members in the driver's seat by helping them track and update the information they need when it is time to reconsider their coverage options.

•Identification of Medicare plan options — With their relevant information securely stored in our customer center, it is easier for shoppers to find the best plan options for their personal needs and budget. It also incentivizes them to return to us when their needs change.

•Drive retention through communication — Our customer center allows beneficiaries to track the status of their applications over time through our Application Tracker tool and connects them with us if they have questions.

Information Security

Information security is an integral part of our business. We emphasize to our employees that information security is “everyone’s responsibility.” We are committed to maintaining information security through responsible management, appropriate use, and protection according to relevant legal and regulatory requirements and our contractual relationships. Our head of Information Security is focused on information and systems technology and corporate governance to drive a common security framework practice. The Information Security team concentrates on technology, behaviors, and safeguarding information from unauthorized or inappropriate access, use, or disclosure. The audit committee of our board of directors oversees information and cybersecurity risks and periodically reviews those risks with our head of Information Security. We utilize various industry-recognized information security frameworks, including SOC-2, Health Information Trust Alliance (HITRUST), National Institute of Standards and Technology, Payment Card Industry Data Security Standard, Center for Internet Security (“CIS”) Controls, and CIS Benchmarks. In 2024, we successfully achieved HITRUST i1 certification for our carrier integration platform. With this certification we are poised to continue to deliver secure, compliant and reliable services to our customers. For more information about our cybersecurity risk management and governance, see Part I, Item 1C, Cybersecurity, of this Annual Report on Form 10-K.

Marketing

We focus on building brand awareness, increasing Medicare, individual, family and business consumer visits to our websites and telephonic sales centers, converting these visitors into members and retaining these members long-term. Our marketing initiatives are tailored to each consumer segment, ensuring each message resonates, is deployed into the channels that are relevant to each segment and connects throughout the entirety of the end-to-end experience. Our priority channels across audiences include:

Direct Marketing. Our direct marketing consists of channels that drive consumers to call our advisor enrollment centers directly or access our website, which may include direct mail, search engines such as Google, paid social platforms like Facebook, email marketing, search engine optimization, radio, and television/video (including linear, connect television devices and over the top media).

Partner Marketing. Our marketing partner channel comprises a network of partners that drive consumers to our ecommerce platform and advisor enrollment centers. Our partners include affiliate partners, strategic partners and carrier partners. Affiliate partners include lead generators who specialize in traditional direct marketing channels. Our strategic partner marketing channel consists of marketing with partners to serve their constituencies across key industry vertical categories, including pharmacies and provider networks, as well as financial, insurance and other service partners. Such partnerships may include co-branded marketing tactics and a suite of product integrations to assist in optimizing partner traffic through our online and telephonic flows. We also work with health care industry participants such as insurance carriers and provide market services in connection with our provision of business process outsourcing that leverages our advisor enrollment center capabilities to help field inbound call volumes.

Industry and Market

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

Medicare is a federal program that provides persons 65 years of age and older, and some persons under the age of 65 who meet certain conditions, with hospital and medical insurance benefits. Medicare beneficiaries choose between Medicare Fee-For-Service and Medicare Advantage plans. Medicare Fee-For-Service is a government plan where the consumer is responsible for select health care related payments with no limit on out-of-pocket expenses and can be used at any doctor or hospital that accepts Medicare. To increase coverage, Medicare Fee-For-Service beneficiaries can purchase commercially offered Medicare Supplement plans. Medicare Advantage is an alternative to Medicare Fee-For-Service that provides health and drug coverage in a single offering from private health insurance carriers that CMS has contracted with under the Medicare Advantage and Medicare Part D prescription drug programs. Under these programs, the government pays health insurance carriers per enrollee to cover health care expenses rather than the government making payments directly to providers under Medicare Fee-For-Service. Medicare Advantage plans are required to cover the same services as Medicare Fee-For-Service and usually cover a variety of other health care services and include a cap on out-of-pocket spending for the consumer. In many cases, Medicare Advantage plans only allow consumers to use doctors who are in the specific plan’s network.

In our Medicare segment, we have benefited from several trends over the past few years, including: (1) demographic trends, with an average of approximately 10,000 people projected to turn 65 every day for the next several years; (2) the strong value proposition of the Medicare Advantage program, which we believe has provided overall superior health outcomes compared to traditional Medicare; (3) and a wide selection of Medicare Advantage plans that are increasingly offering extra benefits such as gym memberships, medical transportation and nutritional services; (4) the increasing proportion of the Medicare eligible population that is choosing commercial insurance solutions such as Medicare Advantage and Medicare Supplement plans, rather than obtaining healthcare through the Original Medicare program; and (5) consumers’ growing propensity to comparison shop, including for healthcare insurance. In addition, our digital platform provides us with a strong competitive advantage as adoption of the Internet for research, social interaction, shopping, and other daily needs is continuously growing for seniors.

Individual and family products are typically purchased by consumers under 65 years of age that do not have coverage through their employers. Small business group health insurance addresses the health insurance needs of businesses typically with 100 or fewer employees. The employer market is continuing to evolve towards alternative products such as ICHRAs, in which employers of any size can reimburse employees for some or all of the premiums the employees pay for health insurance they purchase on their own, which is typically an individual market health insurance plan. ICHRA adoption has grown 29% from 2023 to 2024 and became an available option for employers in 2020. Individual, family and small business health insurance has historically been sold by independent insurance agents and, to a lesser degree, directly by insurance companies. Many of these agents are self-employed or work for small agencies, and they typically service only their local communities. In addition, many of these agents sell health insurance from a limited number of insurance carriers (in some cases only one), resulting in a reduced selection of plans for the consumer.

Recent macroeconomic events, including rising consumer prices and interest rates, have led to uncertainty as it pertains to consumer shopping patterns. Given that our core product, Medicare Advantage, is characterized by low premiums, including a large selection of zero premium plans, the demand for our services is relatively minimally impacted by the economic cycles. At the same time, purchasing power of consumers and businesses has a greater impact on activity in the individual and family and business markets. Additionally, during 2024, Medicare Advantage plan providers experienced unprecedented disruptions as carriers faced higher medical cost trends as well as regulatory pressures causing them to make material changes to their offerings. As a result, there were benefit and premium changes and also plan cancellations and market exits, which resulted in elevated consumer demand during this past Annual Enrollment Period (“AEP”). We believe our choice model became a valuable tool to match beneficiaries with the best coverage through our carrier agnostic tools.

Our Growth Strategies

We believe that our consumer-centric omnichannel distribution model provides us competitive strengths in customer engagement and health insurance distribution. It creates opportunities for growth in our core Medicare business and in other areas of the health insurance market. We intend to pursue the following strategies to further advance our business.

Pursue Deliberate Revenue Diversification and Scaling of our Business

During 2025, we intend to continue to pursue deliberate, targeted scaling of our business by focusing on products, demand generation channels, fulfillment processes and market segments that best leverage our competitive differentiation. We believe that consumers are increasingly favoring choice and the ability to comparison shop to achieve optimal health insurance coverage. Our omnichannel choice model that supports telephonic, online-unassisted and online-assisted interactions with eHealth is well-aligned with the evolving needs and preferences of our consumers and allows us to reach a large portion of the Medicare and broader health insurance markets. We intend to leverage our technology leadership, carrier relationships and distribution capabilities year-round to scale our core business and pursue the diversification of our revenue base.

We are focusing on growing our investment in Medicare Supplement, an attractive product which can be sold year-round. Recently, we have introduced a dedicated Medicare Supplement sales team and expanded our carrier offerings. We plan to continue to expand our consumers’ end-to-end experience in this product. Another important element of our diversification program involves continuing to supplement our core broker-of-record business with scaled dedicated carrier arrangements and business process outsourcing arrangements that leverage our advisor enrollment center capabilities to help field inbound call volumes for specific carriers. Certain of these arrangements provide for fee-based revenue where cash is collected in advance or in close proximity to when the revenue is recognized. Going forward, the E&I segment will also be an important element of our diversification plan, and we expect to pursue both direct-to-consumer strategies as well as business-to-business strategies for employers of all sizes, including the emerging ICHRA opportunity.

Evolve Brand Awareness for All Products and Channels

In 2023, we completed our Company rebrand to more effectively communicate eHealth’s differentiated value proposition. In 2024, we focused on communicating our value proposition in our branded materials throughout the consumer journey. We maintained a consistent message across our marketing channels during consumer interaction with our omnichannel platform as consumers researched and shopped for plans, and we also extended this to post-enrollment member engagement activities. In 2025, we intend to leverage our growing consumer brand and consumer-centric marketing to scale volume through direct channels and further enhance lead quality across all types of products we offer. We expect to focus on driving further alignment with telesales and our online platform to provide a targeted and personalized consumer experience.

Improve Member Retention and Conversions on Our Platform while Continuing to Evolve our Telesales Organization

Our goal is to build a leadership position in our industry by establishing our omnichannel distribution platform as the gold standard for consumer experience. We believe that success and sustainability of brokers is increasingly determined by consumer satisfaction, retention and other quality tracking metrics. This trend is redefining the competitive landscape in our business and has created significant competitive advantages for agents and brokers that emphasize member experience and collaborate with carriers on attaining quality goals.

Through continued improvements to our online experience and plan recommendation engine, enhancements to agent training and a comprehensive post-enrollment retention strategy, we strive to present beneficiaries with choices that best align with their unique circumstances and assist them in making future decisions should their insurance plan needs or personal circumstances change.

In 2024, we introduced additional initiatives, including updating our member onboarding experience, launching our loyalty program, ePerks, and providing personalized communications with our new and existing consumers over a variety of channels meant to foster year-round awareness of eHealth and the services we provide. We introduced MatchMonitor™, a self-service tool that allows members to easily understand the implications of annual notice changes, check if any of their critical benefits are impacted and compare their current plan to other options. We also developed targeted retention programs for audiences with higher propensity for attrition. These efforts included proactively reaching out to beneficiaries whose coverage would potentially be changing during the AEP, coordinating marketing outreach, specialized training for our benefit advisors to cater to specific member needs and having a dedicated team of benefit advisors for existing members. In 2025, we plan to evolve and optimize deliberate, consumer-centric retention efforts from policy submission through effectuation and subsequent renewals with a goal to improve member-level retention on the eHealth platform.

During 2024, we continued enhancing the consumer experience to improve conversion rates across our entire omnichannel platform, regardless of how a consumer first interacts with eHealth or how the final enrollment is made. This includes increasing the effectiveness of our telesales organization through a redesigned hiring, training and career path program. We also utilized a larger number of screeners to help ensure beneficiaries are routed to the appropriate benefit advisor or customer service team member which ultimately reduces call hold times while enhancing the efficiency of our benefit advisors. We expect to continue to focus on evolving our telesales organization to support scale and diversification needs of the business and changing market conditions. We plan to sustain a steady benefit advisor count throughout 2025 and invest in our benefit advisors by providing them with improved tools to perform their tasks, to allow them to grow and improve in their roles and to ultimately produce higher quality leads.

Advance Our Digital Technology Leadership and Strengthen and Expand Health Insurance Carrier Partnerships

We plan to advance our digital technology leadership to better serve our consumers, employees and health insurance carriers by utilizing our artificial intelligence (“AI”) Center of Excellence to help guide and prioritize our AI and technology initiatives for 2025. As we continue to focus on growth and diversity of our business and expand our technology, we plan to fortify the organizational foundation that supports our health insurance carrier relationships through a strategic approach to health insurance carrier portfolio management. We plan to take a nimble, opportunistic approach to distribution models reflecting evolving carrier needs and regulatory landscape.

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

Other agents and brokers. We compete with agents and brokers who offer and sell health insurance plans utilizing traditional offline distribution channels as well as the Internet. Our current competitors include the tens of thousands of local insurance agents across the United States who sell health insurance plans in their communities. A number of these agents as well as larger brokers operate websites and provide online shopping experiences to varying degrees for consumers interested in purchasing health insurance. In addition, there are a number of direct-to-consumer Medicare platforms that generate demand through a combination of online and traditional marketing channels and fulfill demand through their call center operations.

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

Seasonality

The majority of our commission revenue is recognized in the fourth quarter of each calendar year under Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. We have historically sold a significant portion of Medicare plans for the year in the fourth quarter during the Medicare AEP, when Medicare-eligible individuals are permitted to change their Medicare Advantage and Medicare Part D prescription drug coverage for the following year. During 2024 and 2023, 60% and 56%, respectively, of our Medicare plan-related applications were submitted during the fourth quarter. As a result, we generate a significant portion of our commission revenue related to new Medicare plan-related enrollments in the fourth quarter.

Beginning January 1, 2019, CMS revived the Medicare Advantage open enrollment period (“OEP”) during which Medicare Advantage plan enrollees may enroll in another Medicare Advantage plan or disenroll from their Medicare Advantage plan and return to the Original Medicare program. The Medicare Advantage OEP occurs between January 1 and March 31 of each year. As a result, we typically generate higher commission revenue in the first quarter compared to the second and third quarters.

The annual OEP for IFP takes place in the fourth quarter of the calendar year, as prescribed under the federal Patient Protection and Affordable Care Act and related amendments in the Health Care and Education Reconciliation Act. During 2024 and 2023, 42% and 46%, respectively, of our IFP-related applications were submitted during the fourth quarter. As a result, we generate a significant portion of our commission revenue related to individual and family plan-related enrollments in the fourth quarter. In the states where the Federally Facilitated Marketplace (“FFM”) operates as the state health insurance exchange, individuals and families generally are not able to purchase individual and family health insurance outside of the AEP, unless they qualify for a special enrollment period as a result of certain qualifying events, such as losing employer-sponsored health insurance or moving to another state. Extended open enrollment or special enrollment periods may change the seasonality of our individual and family health insurance business.

We incur a significant portion of our marketing and advertising expenses in the fourth quarter as a result of the Medicare AEP and the OEP under the Affordable Care Act. We expect this seasonal trend in marketing and advertising expenses to continue in the foreseeable future.

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

Human Capital Resources

Employees are our most valuable asset, and we strive to put them first. We are a creative and collaborative group with a single, shared mission. As of December 31, 2024, we had 1,773 regular full-time employees, of which 1,213 were in customer care and enrollment, 247 were in technology and content, 227 were in general and administrative and 86 were in marketing and advertising. Of the 1,773 regular full-time employees, 212 were non-US employees based in our subsidiary in China. None of our U.S. employees are represented by a labor union. As required under Chinese law, the employees in our Xiamen, China office established what is referred to as a labor union in China in January 2014. We have not experienced any work stoppages and consider our employee relations to be strong. In addition, from time to time, we rely on independent contractors, consultants, business partners, seasonal employees and other staff that are not full-time employees to support our business.

Our human capital strategy focuses on building a company culture and workforce that aligns with our mission, is future-ready and is driven to make a meaningful impact. We continuously review and refine our mechanisms used to hire, develop, evaluate and retain our employees. To measure and enhance engagement, we conduct a comprehensive internal survey annually, paired with ongoing, real-time feedback through business unit engagement champions. To drive continuous improvement, in 2024, we introduced an external survey in partnership with the global engagement organization, Great Place to Work®, to benchmark our actions against top-performing organizations. In 2024, we earned the Great Place to Work® Certified recognition, indicating our employees’ satisfaction with our culture, leadership and overall employee experience.

We recognize the importance of cultivating a company culture in which everyone is treated with respect and dignity, in which we can learn from one another’s unique experiences and capabilities and in which we can be our best, personally and professionally. We are committed to fostering a workplace culture that values all perspectives and human experiences, fairly provides opportunities to excel and ensures our employees feel heard and included. We are proud that our workforce represents a mix of backgrounds, skills and experiences which makes us stronger as an organization and allows us to better understand and serve the needs of our consumers who represent diverse socio-economic and demographic backgrounds.

We believe our employees are fundamental to our success and we strive to provide a workplace that promotes growth and development of all employees supported by an extensive learning culture. We offer free online courses and a robust manager development program across all our operations. We provide specialized training within Sales Mastery University to enable our benefit advisors to onboard, obtain certification, and be equipped with the tools necessary to be productive within their roles. For manager level employees, eHealth introduced a meeting series titled Leaders Leading Leaders, which are virtual monthly gatherings of all eHealth leaders with the goal of providing critical and timely business updates to align organization-based objectives to the company’s strategic objectives and prepare leaders to disseminate vital internal information to their teams. This meeting also facilitates functional leadership growth opportunities and the development of business acumen within our leader pool.

We also strive to recognize and reward our talent and are committed to the well-being of our employees. We offer all employees a competitive base salary and an annual cash bonus award earned based on achieving goals relating to company performance and personal performance, and our full-time employees enjoy a generous Total Rewards package of benefits. Our pay and benefits structures are designed to motivate, incentivize and reward our employees at all levels of the organization for their skill development, demonstration of our values and performance. Our benefits package generally includes the following:

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
Pet Insurance

Government Regulation and Compliance

Insurance and Healthcare Regulations. We currently distribute health insurance plans nationwide. The health insurance industry is heavily regulated. Each of these jurisdictions has its own rules and regulations relating to the offer and sale of health insurance plans, typically administered by a department of insurance. State insurance departments have administrative powers relating to, among other things: regulating premium prices; granting and revoking licenses to transact insurance business; approving individuals and entities to which, and circumstances under which, commissions can be paid; regulating advertising, marketing and trade practices; monitoring broker and agent conduct; and imposing continuing education requirements. We are required to maintain valid life and/or health agency and/or agent licenses in each jurisdiction in which we transact health insurance business.

In addition to state regulations, we also are subject to federal laws, regulations and guidelines issued by CMS that place a number of requirements on health insurance carriers and agents and brokers in connection with the marketing and sale of Medicare Advantage and Medicare Part D prescription drug plans. We are subject to similar requirements of state insurance departments with respect to our marketing and sale of Medicare Supplement plans. Medicare plans are not generally able to be purchased outside of an annual enrollment period that occurs in the fourth quarter of the year, subject to exception for individuals aging into Medicare eligibility and for individuals who qualify for a special enrollment period as a result of certain qualifying events. In addition, Medicare Advantage plan enrollees may enroll in another Medicare Advantage plan or disenroll from their Medicare Advantage plan and return to the Original Medicare program only during the Medicare Advantage open enrollment period that generally occurs in the first quarter of the year.

CMS and state insurance department regulations and guidelines include a number of prohibitions regarding the ability to contact Medicare-eligible individuals and place many restrictions on the marketing of Medicare-related plans. For example, we or our health insurance carrier partners are required to file certain of our websites, our advisor enrollment center scripts and other marketing materials we use to market Medicare-related plans with CMS and state departments of insurance. Regulations may also require publication or additional notices and disclaimers. In some instances, CMS or state departments of insurance must approve the material before we use it. In addition, the laws and regulations applicable to the marketing and sale of Medicare-related plans are ambiguous, complex and, particularly with respect to regulations and guidance issued by CMS for Medicare Advantage and Medicare Part D prescription drug plans, change frequently. CMS frequently proposes and implements new regulations, or amends or clarifies existing regulations, in ways that may make operating our business more difficult. For example, in recent years, CMS has expanded the set of materials requiring filing or approval and added required disclaimers to certain types of marketing and communications. Most recently, CMS has proposed new rules to limit compensation to brokers and agents like us for certain types of services in connection with Medicare Advantage and Medicare Part D prescription drug programs.

Affordable Care Act. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act which became law in March 2010 (as amended, collectively, the “Affordable Care Act”), has heavily impacted our business of selling individual, family and small business insurance plans. The Affordable Care Act and related federal regulations have been subject to periodic updates, including changes in available subsidies and arrangements (such as ICHRA, for example) and continue to evolve through the promulgation of executive orders, legislation, regulations and guidance at the federal or state level. We expect that the Affordable

Care Act, including changes thereto, will continue to significantly impact our business, operating results and financial condition.

Data Privacy and Security Regulations. We are subject to various federal and state privacy and security laws, regulations and requirements. These laws govern our collection, use, disclosure, protection and maintenance of the individually identifiable information that we collect from consumers. For example, we are subject to the Health Insurance Portability and Accountability Act (“HIPAA”). HIPAA and regulations adopted pursuant to HIPAA require us to maintain the privacy of individually identifiable health information that we collect on behalf of health insurance carriers, implement measures to safeguard that information and provide notification if there is a breach in the privacy or confidentiality of that information. In addition to our obligations we may have under contracts with health insurance carriers and others regarding the collection, maintenance, protection, use, transmission, disclosure or disposal of sensitive personal information, the use and disclosure of certain data that we collect from consumers is also regulated in some instances by other federal laws, including the Gramm-Leach-Bliley Act (“GLBA”) and state statutes implementing GLBA. GLBA generally requires brokers to provide consumers with notice regarding how their non-public personal health and financial information is used and the opportunity to “opt out” of certain disclosures before sharing that information with a third party. GLBA also generally requires safeguards for the protection of personal information. We regularly assess our compliance with privacy and security requirements. These requirements are evolving, and many states continue to adopt additional state-specific requirements that vary in their scope and application to our business. State privacy laws currently, or may in the future, establish, among other things, new privacy rights for residents of the relevant state, such as the right to know what personal information has been collected about them, how we use and disclose this information, and the right to request deletion of that information. In addition to government action, health insurance carrier expectations relating to privacy and security protections are increasing and evolving. We have incurred significant costs to develop new processes and procedures and to adopt new technology in an effort to comply with privacy and security laws and regulations and carrier expectations and to protect against cyber security risks and security breaches. We expect to continue to do so in the future. Violations of federal and state privacy and security laws and other contractual requirements may result in significant liability and expense, damage to our reputation or termination of relationships with government-run health insurance exchanges and our members, marketing partners and health insurance carriers.

Marketing Regulations. Our marketing practices are subject to federal and state law, such as the Telephone Consumer Protection Act (the “TCPA”) and the CAN-SPAM Act, intended to protect consumers from unwanted telemarketing calls and messages. The TCPA prohibits us from using an automatic telephone dialing system or prerecorded or artificial voices to make certain telephone calls to consumers without their prior express written consent and provides for statutory damages of $500 for each violation and $1,500 for each willful violation. We may be required to comply with these and similar laws, rules and regulations. A Federal Communications Commission (“FCC”) regulation scheduled to become effective in April 2025 would, among other things, codify do-not-call rules for texting and make revocation of TCPA consent easier. Failure to comply with obligations and restrictions related to telephone, text message and email marketing could subject us to lawsuits, fines, statutory damages, consent decrees, injunctions, adverse publicity and other losses that could harm our business.

Sustainability

We published our most recent annual sustainability report in December of 2024. Information about our Environment, Sustainability and Governance (“ESG”) efforts is available on our website (www.ehealth.com) under “Governance - ESG” which provides information on our public commitments, policies, social and environmental programs, sustainability, strategy and ESG data. The information contained in, or referred to, on our website is not deemed to be incorporated into this Annual Report on Form 10-K unless otherwise expressly noted.

Corporate Information

We were incorporated in Delaware in November 1997. Our principal executive offices are located at 13620 Ranch Road 620 N, Suite A250, Austin, TX 78717, and our telephone number is (737) 248-2340.

Available Information

We make available free of charge on the Investor Relations page of our website (ir.ehealthinsurance.com) our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after we file such material with, or furnish it to, the Securities and Exchange Commission (the “SEC”). The SEC also maintains an Internet website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Our corporate governance guidelines, code of business conduct, audit committee charter, compensation committee charter, and nominating and corporate governance committee charter are available on the governance page of our website at ir.ehealthinsurance.com. The information that can be accessed on or through our websites is not part of this Annual Report on Form 10-K.

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

Risks Related to Our Business

The markets in which we participate are intensely competitive. If we cannot compete effectively against current and future competitors, including government-run health insurance exchanges, our business, operating results and financial condition could suffer.

The market for selling health insurance plans is characterized by intense competition, and we face challenges associated with evolving distribution models, industry and regulatory standards, consumer price sensitivity and macro-economic conditions. To remain competitive against our current and future competitors, we need to continue to enhance the online and mobile health insurance shopping experience and functionalities of our website and advisor enrollment operations that our current and future consumers may use to purchase health insurance products from us. We also need to work with the health insurance carriers to be able to offer a variety of quality health insurance plans on our platform from which our consumers may choose. We will also need to market our services effectively and drive a substantial number of consumers interested in purchasing health insurance to our website and advisor enrollment centers during the relevant enrollment periods in a cost-effective manner.

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

Some of our current and potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, technical, marketing and other resources than we do. As compared to us, our current and future competitors may be able to undertake more extensive marketing campaigns for their brands and services, devote more resources to website and systems development, negotiate more favorable commission rates and commission override payments and make more attractive offers to potential employees, marketing partners and third-party service providers. Competitive pressures from government-run health insurance exchanges and other competitors may result in our experiencing increased marketing costs, especially during the Medicare annual enrollment period which may harm our business, operating results and financial condition.

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

The termination of our relationship with a health insurance carrier, the reduction of commission rates, or the amendment of or change in our relationship with a carrier has in the past reduced, and may in the future reduce, the variety, quality and affordability of health insurance plans we offer, cause a loss of commissions, including commissions for past and/or future sales, cause a reduction in the estimated constrained LTVs we use for revenue recognition purposes, result in a loss of existing and potential members, adversely impact our profitability or have other adverse impacts. Any of these could harm our business, operating results and financial condition. Health insurance carriers may also determine to exit certain states or markets, change benefit offerings, or increase premiums to a significant degree, which could cause our members’ health insurance plans to be terminated or our members to purchase new health insurance plans or determine not to pay for health insurance at all. If we lose these members, our business, operating results and financial condition could be harmed.

We derive a significant portion of our revenue from a small number of health insurance carriers. Any impairment of our relationships with them or impairment of their businesses could adversely affect our business, operating results and financial condition.

Our revenue has been concentrated in a small number of health insurance carriers and we expect that a small number of health insurance carriers will continue to account for a significant portion of our revenue for the foreseeable future. For example, Humana, UnitedHealthcare and Aetna accounted for 24%, 22% and 18%, respectively, of our total revenue for the year ended December 31, 2024, and accounted for 27%, 23% and 15%, respectively, of our total revenue for the year ended December 31, 2023. As discussed elsewhere in this Risk Factors section, our contractual relationships with health insurance carriers are typically non-exclusive and terminable on short notice by either party for any reason. In particular, given the concentration of our Medicare plan sales in a small number of carriers, if we lose a relationship with a health insurance carrier to market their Medicare plans, even temporarily, or if the health insurance carrier loses its Medicare product membership or their ability to conduct business is otherwise impaired, our business, operating results and financial condition could be harmed.

If we are unable to successfully attract and convert qualified prospects into members for whom we receive commissions, our business, operating results and financial condition would be harmed.

We derive our revenues primarily from commissions paid to us by health insurance carriers for Medicare-related health insurance and individual and family health insurance plans that have been purchased by members through our services. Our business success depends in large part on our ability to attract qualified prospects into our enrollment platform and provide a relevant and reliable experience in a cost-effective manner to convert such prospects into paying members for whom we receive commissions. We employ different marketing channels and may from time to time adjust our member acquisition strategy to attract visitors to our website and communicate with consumers who contact our advisor enrollment centers. If our ability to market and sell Medicare-related health insurance and individual and family health insurance is constrained during the Medicare or individual and family health insurance enrollment periods for any reason, such as technology failures, interruptions in the operation of our ecommerce or telephony platforms, reduced allocation of resources, delayed, reduced, or ineffective delivery of our marketing efforts, or any inability to timely employ, license, train, certify and retain our benefit advisors to sell health insurance, we could acquire fewer members, suffer a reduction in our membership, and our business, operating results and financial condition could be harmed. Our business may also be adversely affected by changes in the mix of products and services that we offer on our platform, changes in the mix of consumers who are referred to us through our direct marketing, marketing partners and strategic partner marketing member acquisition channels, including the quality of sales leads, and by seasonal influences. In addition, adverse market events or economic conditions, such as changes in inflation or unemployment levels, or political events such as elections, could impact consumer behavior and demand for health insurance. If more consumers decide to delay enrollment or decrease or discontinue coverage under plans sold through us, our business, operating results and financial condition would be adversely affected.

We have taken and may take additional actions to improve the consumer experience, enhance accuracy of plan recommendations, reduce rapid disenrollment and beneficiary complaints, and improve the quality of our enrollments and conversion rates. Although we have in the past invested, and may from time to time invest, in various areas of our business, including technology and content, customer care and enrollment, and marketing and advertising to improve the quantity and quality of our membership enrollment in advance of enrollment periods, such investment may not result in a significantly improved number of approved and paying members or may not be as cost-effective as we anticipated.

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

We may experience difficulty in satisfying the conditions and requirements to offer qualified health plans to our existing members and new potential members and in getting them enrolled through the FFM or any similar state-based exchange. The FFM may at any time cease allowing us or our third-party vendor to enroll individuals in qualified health plans or change the requirements for doing so. Also, relevant government regulations or agencies may prevent us from efficiently working with our third-party vendor, including timely receiving and using data from our third-party vendor. In addition, we may be unsuccessful in maintaining a relationship with our third-party vendor that is approved to use the process, and we may not be able to enroll individuals into qualified health plans through the FFM or could be required to use an inferior process to do so. The number of states using the FFM may also decrease in the future, reducing our ability to enroll members through the FFM.

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

We receive commissions from health insurance carriers for health insurance plans sold through us. When one of these plans is canceled, or if we otherwise do not remain the agent on the plan, we no longer receive the related commission. Health insurance carriers may choose to discontinue their health insurance plans for a variety of reasons, and when members update their health insurance plan, they may also select a different plan that is not sold through us, or we are otherwise no longer the agent on the plan. Consumers may also purchase individual and family and Medicare-related health insurance plans directly from other sources, such as our competitors, and we would not remain the agent on the policy and receive the related commission.

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

We have recently refreshed our brand identity and expect to continue to invest in maintaining our brand identity. We believe our brand identity will strengthen our relationships with existing, and help attract, new members, marketing partners and health insurance carriers. Some of our current and potential competitors have greater brand recognition and significantly greater financial, technical, marketing and other resources than we do, and they may try to replicate our efforts, competitively bid against our branded search terms to redirect traffic seeking our brand, or undertake more extensive marketing campaigns for their brands and services. Our brand promotion activities may not be successful in maintaining or attracting new members, marketing partners or health insurance carriers, and as a result, may not yield increased revenue. To the extent that these activities yield increased revenue, the increased revenue may not offset the expenses we incur, which could harm our business, operating results and financial condition.

It is critical to the success of our business that we reach out to consumers in our target audience through direct channels, including direct mail, television, internet search, social media and email. We rely on media platforms that can effectively reach our target audience in a cost-efficient manner, and these media venue continue to be places where our consumer audience are active and receptive to our message. We anticipate that, as our market becomes increasingly competitive, these media platforms may become increasingly expensive. Our direct channel marketing activities may not be successful or yield increased revenue, and to the extent that these activities yield increased revenue, the increased revenue may not offset the expenses we incur, and our business, operating results and financial condition could be harmed.

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

As discussed elsewhere in this Risk Factors section, the marketing and sale of Medicare plans are subject to numerous laws, regulations and guidelines at the federal and state level. Recent changes to the CMS marketing guidelines have resulted in a more complicated and time-consuming process for marketing material filing and the need to file a significantly greater number of our and our marketing partners’ marketing materials with CMS. If our marketing partners’ marketing materials do not comply with the CMS marketing guidelines or other Medicare program related laws, rules and regulations, such non-compliance could result in our losing the ability to receive referrals of individuals interested in purchasing Medicare-related plans from that marketing material or being delayed in doing so. If CMS or a health insurance carrier requires changes to, disapproves or delays approval of these materials, we could lose a significant source of Medicare plan demand, and the operations of our Medicare business could be adversely affected. If we lose marketing partner referrals during the Medicare or individual and family health insurance enrollment periods, the adverse impact on our business would be significant.

If our carrier advertising and sponsorship program is not successful, our business, operating results and financial condition could be harmed.

We develop, host and maintain carrier-dedicated Medicare plan websites and may undertake other marketing and advertising initiatives or perform other services through our Medicare plan advertising program. We also allow health insurance carriers to purchase advertising space for non-Medicare products on our website through our sponsorship program. The success of our sponsorship and advertising program depends on a number of factors, including the amount that health insurance carriers are willing to pay for advertising services, the effectiveness of the sponsorship and advertising program as a cost-effective method for carriers to obtain additional members, consumer demand for the health insurance carrier’s product, our ability to attract consumers to our ecommerce platform or our advisor enrollment centers and convert those consumers into members, and the cost, benefit and brand recognition of the health insurance plan that is the subject of the advertising, among others. To the extent that economic conditions, health care reform or other factors impact the amount health insurance carriers are willing to pay for advertising, our advertising and sponsorship program will be adversely impacted. In addition, increased carrier focus on the quality of enrollments and reduction in member complaints could adversely impact our ability to successfully negotiate and operate our sponsorship and advertising programs. Moreover, in light of the regulations applicable to the marketing and sale of Medicare plans, and given that these regulations are often complex, change frequently and are subject to changing interpretations or enforcement actions, we may in the future not be permitted to sell Medicare plan-related advertising services. If we are not successful in these areas or these factors are unfavorable to us, our business, operating results and financial condition could be harmed. In addition, since we maintain relationships with a limited number of health insurance carriers to sell their Medicare plans, our Medicare plan-related advertising revenue is concentrated in a small number of health insurance carriers, and our ability to generate Medicare plan-related advertising revenue would be harmed by the termination or non-renewal of any of these relationships as well as by a reduction in the amount a health insurance carrier is willing to pay for these services.

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

Our operations in China also expose us to different laws, rules and regulations, including different intellectual property laws, which are not as protective of our intellectual property as the laws in the United States. United States and Chinese trade laws may also impose restrictions on the importation of programming or technology to or from the United States. We are also subject to certain laws, rules and regulations in China and the United States, including those related to anti-bribery and anti-corruption, privacy, data transfer, data security, labor, tax, foreign exchange controls and cash repatriation. In recent years, both China the United States have adopted and proposed laws regulating these areas. Such laws, regulations and standards are complex, ambiguous and subject to change or interpretation, which create uncertainty regarding compliance and enforcement. Compliance with these laws and regulations could cause us to incur substantial costs or require us to change our business operations in China. Violation of applicable laws and regulations could adversely affect our brand, affect our relationship with our health insurance carriers, and could result in regulatory enforcement actions and the imposition of civil or criminal penalties and fines, any of which could harm our business, operating results and financial condition.

Our business may be adversely impacted by changes in China’s economic or political condition, the relationship between China and the United States or other countries, and our ability to continue to conduct our current operations in China. Any such changes may be caused by geopolitical issues, natural disasters, war or other events or circumstances. For example, President Trump has indicated that his administration would potentially impose greater restrictions on trade with China through significant increases in tariffs on goods imported into the United States. Any deterioration in U.S.-China relations could increase tensions and create greater uncertainty in our business dealings in China and with Chinese companies and could require us to bring aspects of our operations in China back to the United States, which could be time-consuming, expensive and disruptive.

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

Due to the timing of Medicare and individual and family health plan annual enrollment periods, which may be subject to change from time to time, our financial results fluctuate and are not comparable from quarter to quarter. The Medicare annual enrollment period occurs from October 15 to December 7 each year, the individual and family health insurance open enrollment period typically occurs from November 1 through December or January 15 each year for most states, and the Medicare Advantage open enrollment period, during which Medicare-eligible individuals enrolled in a Medicare Advantage plan can switch to the Original Medicare program or switch to a different Medicare Advantage plan, runs from January 1 through March 31 of each year. As a result, we have traditionally experienced an increase in the number of submitted Medicare-related applications and approved members during the fourth quarter and, to a lesser extent, in the first quarter, and an increase in Medicare plan-related expense, including marketing and advertising expenses, during the third and fourth quarters in connection with the open enrollment periods. However, because commissions from approved consumers are paid to us over time, our operating results, and in particular, our operating cash flows, could be adversely impacted by a substantial increase in marketing and advertising expense.

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

Changes in our senior management or other key employees could affect our business, operating results and financial condition.

Our success is dependent upon the performance of our senior management and other key employees, as well as our ability to attract and retain qualified personnel for all areas of our organization. We may not be successful in attracting and retaining personnel on a timely basis, on competitive terms or at all. Our executive officers and other employees can terminate their employment at any time, and the loss of these individuals could harm our business, especially if we are not successful in developing adequate succession plans. In recent years, we have appointed several new executive officers and other senior leaders across multiple functions, and we may experience additional changes in the future. For example, in 2024, we appointed a new chief revenue officer and a new chief financial officer. In addition, in August 2024, our Chief Executive Officer notified the Company of his decision to retire from his position as the Company’s chief executive officer upon appointment of a successor, which is expected to occur by or before the end of the second quarter of 2025. The transition and the departure of members of our senior management or other key employees could result in additional attrition. Any significant change in leadership could harm our business, operating results and financial condition.

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

Our omnichannel consumer engagement platform enables consumers to discover, compare and purchase a health insurance plan using our proprietary online search engine as well as receive assistance of a licensed insurance agent, or benefit advisor, by telephone, online chat or through a hybrid online assisted interaction such as co-browsing. Our advisor enrollment center operations are critical to our success and dependent on our ability to recruit, train and effectively manage our licensed benefit advisors and other personnel who support the operation of our advisor enrollment centers. To sell Medicare-related health insurance products, our benefit advisors must be licensed by the states in which they are selling plans and certified and appointed with the health insurance carrier that offers the plans in each applicable state. We depend upon our staff, state departments of insurance, government exchanges and health insurance carriers for the licensing, certification and appointment of our benefit advisors. We may experience difficulties recruiting and retaining a sufficient number of benefit advisors and support staff during the year and especially for the Medicare annual enrollment period.

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

Our business could be harmed if we are not successful in executing on our operational and strategic plans.

Our future performance depends in large part upon our ability to execute our operational and strategic plans. Our success depends in large part on our ability to diversify our revenue and scale our business. We have in the past made, and may in the future, make, significant investments in marketing and advertising, technology and content, customer care and enrollment. Our growth strategy also involves continued investment to expand our brand awareness across all products and channels and investment in improving our member retention efforts and conversion rates while continuing to invest in our telesales organization. We may also enter into strategic transactions or partnerships aligned with our business and growth objectives.

Pursuing and investing in these initiatives may increase our expenses and our organizational complexity, divert management’s attention from other business concerns and also involve risks and uncertainties described elsewhere in this Risk Factors section, including the failure of our initiatives to achieve our revenue diversification, member retention, growth or profitability targets, inadequate conversion and telesales organization improvements, failure to evolve our brand, our inability to strengthen and expand our health insurance carrier partnerships, our inadequate return of capital on our investments, legal and regulatory compliance risks, potential changes in laws and regulations and other issues that could cause us to fail to realize the anticipated benefits of our investments and incur unanticipated liabilities. If we are not successful in executing on our operational and strategic plans or if we do not realize the expected benefits of our investments, our business, operating results and financial condition would be harmed.

In addition, we implemented a number of transformation initiatives and programs throughout 2022 and 2023 aimed at increasing the effectiveness of our sales and marketing organizations and rationalizing our cost structure and we may initiate more such plans from time to time in the future. While these initiatives are intended to improve our operations, we may not successfully realize the expected benefits of any such restructuring plans or initiatives that we may undertake, due to a number of factors, including, among others, higher than anticipated costs in implementing such restructuring plans, management distraction from ongoing business activities, damage to our reputation and brand image, including negative publicity, workforce attrition beyond planned reductions and risks and uncertainties described elsewhere in this Risk Factors section. Even if we do implement and administer these plans and initiatives in the manner contemplated, our estimated cost savings resulting from them are based on several assumptions that may prove to be inaccurate and, as a result, we cannot assure you that we will realize these cost savings.
Our self-insurance programs may expose us to significant and unexpected costs and losses.

To help control our overall long-term costs associated with employee health benefits, we began maintaining a substantial portion of our U.S. employee health insurance benefits on a self-insured basis effective January 1, 2023. To limit our exposure, we have third-party stop-loss insurance coverage which sets a limit on our liability for both individual and aggregate claim costs. We record a liability for our estimated cost of U.S. claims incurred but unpaid as of each balance sheet date. Our estimated liability is based on assumptions we believe to be reasonable under the current circumstances and will be adjusted as warranted based on changing circumstances. It is possible, however, that our actual liabilities may exceed our estimates of losses. We may also experience an unexpectedly large number of claims that result in costs or liabilities in excess of our projections, which could cause us to record additional expenses. Our self-insurance reserves could prove to be inadequate, resulting in liabilities in excess of our available insurance and self-insurance. If a successful claim is made against us and is not covered by our insurance or exceeds our policy limits, our business may be negatively and materially impacted. These fluctuations could have a material adverse effect on our business, operating results and financial condition.

Risks Related to Laws and Regulations

Changes and developments in the health insurance industry or system, including changes in laws and regulations, could harm our business, operating results and financial condition.

The success of our business depends upon the private sector of the U.S. health insurance system, including the Medicare program, which is subject to a changing regulatory environment at both the federal and state level. Changes and developments in the health insurance system and Medicare program in the United States could reduce demand for our services and harm our business. Ongoing health care reform efforts and measures may expand the role of government-sponsored coverage, including proposals for single payer or so called “Medicare-for-All” or other proposals that may have the effect of reducing or eliminating the market for our current range of health insurance products. This could have far-reaching implications for the health insurance industry if enacted. Some proposals would seek to eliminate the private marketplace while others would expand a government-sponsored option to a larger population or otherwise increase government oversight or competition in the sector or reduce the fees or commissions payable to brokers under the Medicare program. Alternatively, other proposals may increase the role of the private sector in health care but be implemented in ways that reduce eHealth’s role in helping consumers select and enroll in insurance plans. We are unable to predict the full impact of health care reform initiatives or other regulatory changes on our operations in light of the uncertainty of whether initiatives will be successful and the uncertainty regarding the terms and timing of any provisions enacted and the impact of any of those provisions on various healthcare and insurance industry participants. In the event that laws, regulations or rules that eliminate or reduce private sources of health insurance or Medicare are adopted, or otherwise act to reduce eHealth’s role in connecting consumers with insurance plans, the demand for our products could be adversely impacted, and our business, operating results and financial condition would be harmed.

In recent years, the Medicare sector underwent a number of changes, including a gradual shift towards market consolidation and rationalization, with greater focuses on enrollment quality, profitability and longer-term member relationships. These changes were prompted in part by regulatory changes, higher cost of care and other industry developments such as STAR’s methodology changes. For example, certain new CMS rules that were scheduled to become effective October 2024 (“CY 2025 Final Rules”) were set to reduce agent and broker payment amounts and regulate contractual terms with Medicare Advantage and Medicare Part D prescription drug plans and dual eligible special needs plans enrollments. Lower-than-expected 2025 reimbursement rates from CMS have also put additional financial pressures on carriers, resulting in substantial changes to benefit packages, premiums, geographic coverage and other plan strategies. While CMS partially reversed the CY 2025 Final Rules in response to preliminary injunction orders in third-party lawsuits, the pending litigation challenging the CY 2025 Final Rules remains ongoing, and therefore significant uncertainty remains as to how the CY 2025 Final Rules may impact our operations and our business. During 2025 AEP, we were able to successfully mitigate these risks but we may not be able to do so in a cost-effective manner in the future.

We expect the Medicare market to remain fluid for the foreseeable future. The election of President Trump and Republican control of both houses of Congress may result in significant changes in, and have resulted in uncertainty with respect to, legislation, regulation, implementation and/or repeal of laws and rules related to government health programs, including Medicare, Medicaid and Affordable Care Act. For example, President Trump has issued various executive orders reversing several Biden administration healthcare policies, and additional executive orders may be forthcoming. Members of the U.S. House of Representatives have also began considering a series of legislative proposals targeting Medicaid, Medicare and other entitlement programs, and we expect there will be continued proposals targeting reimbursement methodologies and the number of individuals eligible for government healthcare programs. In addition, the staff of the Department of Government Efficiency (the "DOGE") have been provided access to key payment and contracting systems at CMS in connection with DOGE’s efforts to identify opportunities for improving efficiency and identifying fraud and ineffective use of government resources. While we cannot predict the actions of the DOGE, there is a possibility that changes will be made to CMS spending, which could ultimately affect our financial condition and results of operation.

The marketing and sale of health insurance plans, including Medicare plans, are subject to numerous, complex and frequently changing laws, regulations and guidelines. Non-compliance with or changes in laws, regulations and guidelines, or changes in their interpretation or the manner in which they are enforced could harm our business, operating results and financial condition.

The U.S. healthcare industry is highly regulated and subject to numerous, complex, and frequently changing laws, regulations and guidelines at the federal and state level. Compliance with these evolving laws and regulations may involve significant costs, cause significant delays in our ability to go to market with new marketing and product initiatives and strategies or require us to change our business practices, which could have an adverse impact on our business, operating results and financial condition. Non-compliance could also harm our business, operating results and financial condition. It also may result in fines, damages, prohibitions on the conduct of our business, and damage to our reputation. In particular, the marketing and sale of Medicare Advantage and Medicare Part D prescription drug plans are principally regulated by CMS but are also subject to state laws. The marketing and sale of Medicare Supplement plans are principally regulated on a state-by-state basis by state departments of insurance. The laws and regulations applicable to the marketing and sale of Medicare plans are numerous, ambiguous and complex, and change frequently, particularly with respect to regulations and guidance issued by CMS for Medicare Advantage and Medicare Part D prescription drug plans. We have altered, and likely will have to continue to alter, our marketing and sales process to comply with these laws, regulations and guidelines.

Health insurance carriers whose Medicare plans we sell approve our websites, our advisor enrollment center call scripts and a large portion of our marketing materials. We must receive these approvals in order to market and sell Medicare plans to Medicare-eligible individuals as an insurance agent. We are also required to file many of these materials on a regular basis with CMS. In addition, certain aspects of our Medicare plan marketing partner relationships have been in the past, and will be in the future, subjected to CMS and health insurance carrier review. CMS, state departments of insurance or health insurance carriers may decide to object to or not to approve aspects of our online platforms, sales function or marketing materials and processes and may determine that certain existing aspects of our Medicare-related business are not in compliance with legal requirements. CMS scrutinizes health insurance carriers whose Medicare plans we sell, and those health insurance carriers may be held responsible for actions that we, our agents and our partners take, including our marketing materials and actions that lead to complaints or disenrollment. Health insurance carriers are increasingly evaluating broker performance based on the quality of their enrollments, including complaints, retention rates, consumer satisfaction and volumes. As a result, health insurance carriers may terminate their relationships with us, or they may require us to take other corrective action if our Medicare product sales, marketing and operations are not in compliance or give rise to too many complaints. The termination of or change in our relationships with health insurance carriers could reduce the products we are able to offer, could result in the loss of commissions for past and future sales and could otherwise harm our business, operating results and financial condition. Changes to the laws, regulations and guidelines relating to the sale of health insurance plans and related products and services, their interpretation or the manner in which they are enforced could impact the manner in which we conduct our business, our ecommerce platforms or our sale of Medicare plans and other products, or we could be prevented from operating certain aspects of our revenue-generating activities altogether, which would harm our business, operating results and financial condition. We have received, and may in the future receive, inquiries from CMS or state departments of insurance regarding our marketing and business practices and compliance with laws and regulations. Inquiries and proceedings initiated by the government could adversely impact our health insurance licenses, require us to pay fines, require us to modify marketing and business practices, result in litigation and otherwise harm our business, operating results and financial condition.

Each year, CMS releases new rules relating to Medicare plans, which can have a material effect on our operations, our business, operating results and financial condition. For example, CMS has proposed new rules scheduled to become effective in late 2025 (“CY 2026 Proposed Rules”) which, among other things, would increase the scope and complexity for required reviews and filing of marketing and communications, and require brokers and agents to make additional statements or disclosures on calls that will increase the time required to assist beneficiaries and may limit the ability of eHealth to timely assist all beneficiaries. These additional requirements may impact the viability of partnerships that we use for marketing efforts, may increase the chance of related litigation, and could impede or otherwise harm our business, operating results and financial condition.

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

From time to time, we are subject to various legal proceedings, which could adversely affect our business, operating results and financial condition.

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

Due to the complexity, periodic modification and differing interpretations of insurance laws and regulations, we may not have always been, and we may not always be, in compliance with them. New laws, regulations and guidelines also may not be compatible with the sale of health insurance over the Internet, with modern technologies such as artificial intelligence, or with various aspects of our platform or manner of marketing or selling health insurance plans. Failure to comply with insurance laws, regulations and guidelines or other laws and regulations applicable to our business could result in significant liability, additional department of insurance licensing requirements, required modification of our advertising and business practices, changes to our existing technology or platforms, the limitation, suspension and/or revocation of our licenses to sell health insurance, termination of our relationship with health insurance carriers and loss of commissions and/or our inability to sell health insurance plans, which would harm our business, operating results and financial condition. Moreover, an adverse regulatory action in one jurisdiction could result in penalties and adversely affect our license status, business or reputation in other jurisdictions due to the requirement that adverse regulatory actions in one jurisdiction be reported to other jurisdictions. Even if the allegations in any regulatory or other action against us are proven false, any surrounding negative publicity could harm consumer, marketing partner or health insurance carrier confidence in us, which could significantly damage our brand. In addition, as we expand our product base, we may be subject to additional laws and regulations.

Increasing regulatory focus on privacy and data security issues and expanding laws could impact our business and expose us to increased liability.

Our business is subject to emerging privacy laws being passed at the state and federal levels that create unique compliance challenges. Our services involve the collection and storage of confidential and personally identifiable information of consumers and the transmission of certain personal information to their chosen health insurance carriers and to the government. For example, we collect names, addresses, credit card and social security numbers and health information such as information regarding consumers’ prescription drugs and providers. We also hold a significant amount of personal information relating to our current and former employees. As a result, we are subject to various state and federal laws and contractual requirements regarding the access, use and disclosure of personal information. Compliance with state and federal privacy-related laws, particularly state legislation such as the California Consumer Privacy Act and its recent amendments, and increasingly robust industry standard security frameworks will result in cost increases due to an increased need for privacy compliance, oversight and monitoring, and the development of new processes to effectuate and demonstrate compliance. The effects of potential non-compliance by us or third-party service providers, and enforcement actions, may result in increased costs to our business and reputational harm. The privacy and cybersecurity legislative landscape is rapidly evolving on the state and federal level. Such changes create challenges for businesses to comply with the new legal obligations in a systematic fashion. These new legal requirements may change the way we conduct our business and may harm our business, operating results and financial condition.

Any perception that our practices, products or services violate individual privacy or data protection rights may subject us to public criticism, class action lawsuits, reputational harm, or investigations or claims by regulators, industry groups or other third parties, any of which could disrupt or adversely impact our business and expose us to increased liability. If additional data privacy or data security laws are implemented, or our health insurance carrier or other partners determine to impose requirements on us relating to data privacy security, we may not be able to timely comply with such requirements or such requirements may not be compatible with our current processes. Changing our processes could be time-consuming and expensive, and failure to timely implement required changes could result in our inability to sell health insurance plans in a particular jurisdiction or for a particular health insurance carrier or subject us to liability for non-compliance, any of which would damage our business, operating results and financial condition. Health insurance carriers that we work with may also require us to comply with additional privacy and data security standards to do business with us at all. Compliance with privacy and data security standards is regularly assessed, and we may not always be compliant with the standards. If we are not in compliance, we may not be able to accept information from consumers, and our relationship with health insurance carriers could be adversely impacted or terminated, which would harm our business, operating results and financial condition.

Our business could be harmed if we are unable to contact our consumers or market the availability of our products through specific channels.

We use email, telephone and SMS text, among other channels, to market our services to potential members and as the primary means of communicating with our existing members, and some of these communications may be subject to the TCPA and other telemarketing laws, including state laws, that restrict our ability to market using the telephone or SMS text in certain respects. The laws and regulations governing the use of email, telephone calls and SMS text for marketing purposes continue to evolve, and changes in technology, the marketplace or consumer preferences may lead to the adoption of additional laws or regulations or changes in interpretation of existing laws or regulations. If new laws or regulations are adopted, or existing laws and regulations are interpreted or enforced, to impose additional restrictions on our ability to send email, telephone calls or SMS text messages to our members or potential members, we may not be able to communicate with them in a cost-effective manner. While we have policies in place to comply with the TCPA and other telemarketing laws, we have been in the past, and may in the future become, subject to claims that we have violated the TCPA. If we were found to have violated the TCPA, our business, operating results and financial condition could be harmed. The TCPA and other laws and regulations relating to telemarketing are also subject to periodic updates and changes in enforcement and litigation risks.

In addition to legal restrictions on the use of email, Internet service providers, email service providers and others attempt to block the transmission of unsolicited email, commonly known as “spam.” Many Internet and email service providers have relationships with organizations whose purpose is to detect and notify the Internet and email service providers of entities that the organization believes are sending unsolicited email. If an Internet or email service provider identifies email from us as “spam” as a result of reports from these organizations or otherwise, we can be placed on a restricted list that will block our email to members or potential members. Similarly, telephone carriers may block or put consumer warnings on calls or SMS text messages originating from call centers. Consumers increasingly screen their incoming emails, telephone calls and SMS text messages, including by using screening tools and warnings; therefore, our members or potential members may not reliably receive our messages, whether or not such messages constitute marketing. If we are unable to communicate effectively by email, telephone or SMS text with our members and potential members as a result of legislation, legal or regulatory actions, blockage, screening technologies or otherwise, our business, operating results and financial condition would be harmed.

Any legal liability, regulatory penalties, complaints or negative publicity related to us or our services could harm our business, operating results and financial condition.

We provide information on our website, through our advisor enrollment centers, in our marketing materials and in other ways regarding health insurance in general and the health insurance plans we market and sell, including information relating to insurance premiums, coverage, benefits, provider networks, exclusions, limitations, availability, plan comparisons and insurance company ratings. A significant amount of both automated and manual effort is required to maintain the considerable amount of health insurance plan information on our website. We also use the information provided on our website and otherwise collected by us to publish reports designed to educate consumers, facilitate public debate, and facilitate reform at the state and federal level. If the information we provide on our website, through our advisor enrollment centers, in our marketing materials or otherwise is not accurate or is construed as misleading, or if we do not properly assist individuals and businesses in purchasing health insurance, members, health insurance carriers and others could attempt to hold us liable for damages or require us to take corrective actions. In addition, our relationships with health insurance carriers could be terminated or impaired and regulators could attempt to subject us to penalties, force us to stop using our websites, marketing material or certain aspects of them, revoke our licenses to transact health insurance business in a particular jurisdiction, and/or compromise the status of our licenses to transact health insurance business in other jurisdictions. Any of these occurrences could result in our loss of our commission revenue and harm our business, operating results and financial condition.

In the ordinary course of operating our business, we and our health insurance carrier partners have received complaints that the information we provided was not accurate or was misleading. We have received, and may in the future receive, inquiries from health insurance carriers, CMS, state departments of insurance, regulators or other legislative bodies regarding our marketing and business practices and compliance with laws and regulations. We typically respond to these inquiries by explaining how we believe we are in compliance with relevant regulations, or we may modify our practices in connection with the inquiry. For example, in 2024 we received requests from the Committee on Finance of the United States Senate seeking information about our business practices related to lead generation, marketing and enrollment in Medicare Advantage health plans. These types of inquiries and associated claims can be time-consuming and expensive to address, can divert our management’s attention and other resources, can impact our relationships with health insurance carriers and can cause a loss of confidence in our services. As a result, whether or not we are able to successfully resolve these claims, they could harm our business, operating results and financial condition.

Risks Related to Finance, Accounting and Tax Matters

Our commission revenue could be negatively impacted by changes in our estimated conversion rate of an approved member to a paying member, our forecast of average plan duration or our forecast of likely commission amounts.

Our commission revenue, which is primarily comprised of commissions from health insurance carriers, is computed using the estimated LTVs of commissions that we expect to receive. We re-compute LTVs for all outstanding cohorts on a quarterly basis. As a result, the rate at which consumers visiting our ecommerce platforms and advisor enrollment centers seeking to purchase health insurance are converted into approved members directly impacts our revenue. In addition, the rate at which consumers who are approved become paying members impacts the constrained LTV of our approved members, which impacts the revenue that we are able to recognize.

A number of factors have influenced, and could in the future influence, these conversion rates for any given period, some of which are outside of our control. These factors include, but are not limited to:

•changes in consumer shopping behavior due to circumstances outside of our control, such as economic conditions, recession, inflation, public health crises or illnesses, consumers’ ability or willingness to pay for health insurance, adverse events or perceptions affecting the U.S. or international financial systems, adverse weather conditions or natural disasters, unemployment rates, availability of unemployment benefits or proposed or enacted legislative or regulatory changes impacting our business, including health care reform;

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

We recognize revenue for plans approved during the period by applying the latest estimated constrained LTVs for that product. Constrained LTVs are estimates and are based on a number of assumptions, which include, but are not limited to, estimates of the conversion rates of approved members into paying members, forecasted average plan duration and forecasted commissions we expect to receive per approved member’s plan. These assumptions are based on historical trends and require significant judgment by our management in interpreting those trends and in applying the constraints. Changes in our historical trends will result in changes to our constrained LTV estimates in future periods and therefore could adversely affect our revenue and financial results in those future periods. As a result, negative changes in the factors upon which we estimate constrained LTVs, such as reduced conversion of approved members to paying members, increased health insurance plan terminations or a reduction in the lifetime commission amounts we expect to receive for selling the plan to a member or other changes could harm our business, operating results and financial condition. Changes in LTV may result in an increase or a decrease in revenue and a corresponding increase or decrease in commissions receivable. In addition, if we ultimately receive commission payments that are less than the amount we estimated when we recognized commission revenue, we would need to write off the remaining commissions receivable balance, which would adversely impact our business, operating results and financial condition.

The rate at which approved members become paying members is a significant factor in our estimation of constrained LTVs. To the extent we experience a decline in the rate at which approved members turn into our paying members, our business, operating results and financial condition would be harmed.

The forecasted average plan duration is another important factor in our estimation of constrained LTV. When a plan is canceled, or if we otherwise do not remain the agent on the policy, we no longer receive the related commission. Our forecasted average plan duration and health insurance plan termination rate are calculated based on our historical data by plan type. As a result, a reduction in our forecasted average plan duration or an inability to produce accurate forecasted average plan duration may adversely impact our business, operating results and financial condition.

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

The determination of constraints is also a factor that requires significant management judgment. Constraints are applied to LTVs for revenue recognition purposes and help ensure that the total estimated lifetime commissions expected to be collected from an approved member’s plan are recognized as revenue only to the extent that is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with future commissions receivable from the plan is subsequently resolved. We determine the constraint for each product by comparing cash collection patterns to our assumptions and analyze the drivers for variations. We then apply judgment in assessing whether the difference between historical cash collections and LTV is representative of differences that can be expected in future periods. We also analyze whether circumstances have changed and consider any known or potential modifications to the inputs into LTV in light of the factors that can impact the amount of cash expected to be collected in future periods including but not limited to commission rates, carrier mix, plan duration, changes in laws and regulations and cancellations of insurance plans offered by health insurance carriers with which we have a relationship. We evaluate the appropriateness of our constraints on an annual basis, and we update our assumptions when we observe a sufficient amount of evidence that would suggest that the long-term expectation underlying the assumptions has changed. While we have recognized positive net adjustment revenue in the recent past, there can be no assurance that we will continue to recognize positive net adjustment revenue. If we underestimate the initial constraint applied to LTVs, we might be required to increase the constraint or record an impairment in a future period, which would harm our business, operating results and financial condition.

If commission reports we receive from carriers are inaccurate or not sent to us in a timely manner, our business and operating results could be harmed, and we may not recognize trends in our membership.

We rely on health insurance carriers to timely and accurately report the commissions earned by us, and we calculate our commission revenue, prepare our financial reports, projections and budgets and direct our marketing and other operating efforts based on the reports we receive from health insurance carriers. There have been instances where we have determined that plan cancellation data reported to us by a health insurance carrier has not been accurate. The extent to which health insurance carriers are inaccurate in their reporting of plan cancellations could cause us to change our cancellation estimates, which could adversely impact our revenue. We have designed controls to assess the completeness and accuracy of the data received, whereby we apply judgment and make estimates based on historical data and current trends to independently determine whether or not carriers are accurately reporting commissions due to us. We also operate procedures with carriers on an ongoing basis whereby potential under or over reporting is reconciled and discrepancies are resolved. For instance, when we reconcile information health insurance carriers provide to us, we may determine that we were not historically paid commissions owed to us, which would cause us to have underestimated our membership. Conversely, health insurance carriers may require us to return commissions paid in a prior period due to plan cancellations for members we previously estimated as being active. To the extent that health insurance carriers understate or fail to accurately report the commissions due to us in a timely manner or at all, our estimates of constrained LTV may be adversely impacted, which would harm our business, operating results and financial condition. In addition, any inaccuracies in the reporting from and reconciliations with insurance carriers may also impact our estimates of constrained LTV or our estimates of commission revenue for future periods which is based on historical trends, including trends relating to contracted commission rates and expected health insurance plan cancellation.

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

Given the number of months required to observe non-payment of commissions in order to confirm cancellations, we estimate the number of members who are active on health insurance plans as of a specified date. After we have estimated membership for a period, we may receive information from health insurance carriers that would have impacted the estimate if we had received the information prior to the date of estimation. We may receive commission payments or other information that indicates that a member who was not included in our estimates for a prior period was in fact an active member at that time, or that a member who was included in our estimates was in fact not an active member. As a result of the Medicare annual enrollment and other open enrollment periods, we may not receive information from our carriers on as timely a basis due to the significant increase in health insurance transaction volume and for other reasons, which could impair the accuracy of our membership estimates. For these and other reasons, including if current trends in membership cancellation are inconsistent with past cancellation trends that we use to estimate our membership or if carriers subsequently report changes to the commission payments that they previously reported to us, our actual membership could be materially different from our estimates. If our actual membership is different from our estimates, the constrained LTV component of our revenue recognition could also be inaccurate, including as a result of an inaccurate estimate of the average amount of time our members maintain their health insurance plans. As a result of the delay that we experience in receiving information about our membership, it is difficult for us to determine with any certainty the impact of current conditions on our membership retention. Various circumstances, including market-related factors such as changes in timing of enrollment periods, the ability of enrollees to change their health plan outside of the Medicare annual enrollment period, the source of referrals, their enrollment experience and other factors specific to our business, could cause the assumptions and estimates that we make in connection with estimating our membership to be inaccurate, which would cause our membership estimates to be inaccurate.

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

If we experience a decline in cash flow due to any of the factors described in this Risk Factors section or otherwise, we could have difficulty paying interest and principal amounts due on our indebtedness and meeting the financial covenants set forth in our Credit Agreement. If we are unable to generate sufficient cash flow or otherwise obtain the funds necessary to make required payments under the Credit Agreement, or if we fail to comply with the requirements of our indebtedness, we could default under our Credit Agreement. Any default that is not waived by the lender could result in the acceleration of the obligations under the Credit Agreement and an increase in the applicable interest rate under the credit facility. It would also permit our lender to exercise rights and remedies with respect to all of the collateral that is securing the Credit Agreement, which includes substantially all of our assets. Any such default could materially adversely affect our liquidity and financial condition.

On February 17, 2021, we entered into an investment agreement with Echelon Health SPV, LP (“H.I.G.”), pursuant to which H.I.G. purchased 2.25 million shares of Series A convertible preferred stock (“Series A Preferred Stock”) for an aggregate price of $225.0 million (the “H.I.G. Investment Agreement”). The H.I.G. Investment Agreement contains certain negative operating covenants that will remain in effect for so long as H.I.G. continues to own at least 30% of the shares of Series A Preferred Stock originally issued to it. The Company is required to maintain an Asset Coverage Ratio and a Minimum Liquidity Amount (in each case, as defined in the H.I.G. Investment Agreement). Failure to maintain the Minimum Asset Coverage Ratio or the Minimum Liquidity Amount as of the date or the time period required by the H.I.G. Investment Agreement, for as long as H.I.G. continues to own at least 30% of the Series A Preferred Stock originally issued to it in the private placement, entitles H.I.G., subject to conditions and restrictions specified therein, to additional rights, including the right to nominate one additional member to our Board of Directors, the right to approve our annual budget, the right to approve the hiring or termination of certain key executives and the right to approve the incurrence of certain indebtedness. We have not met the Minimum Asset Coverage Ratio since the September 30, 2023 measurement date and as of November 30, 2024, we were no longer in compliance with the Minimum Liquidity Amount. As of December 31, 2024, H.I.G. continued to own at least 30% of the shares.

These restrictions on the conduct of our business imposed by our lender or H.I.G. could materially adversely affect our business by, among other things, limiting our ability to take advantage of financings, mergers, acquisitions and other corporate opportunities that may be beneficial to the business and other stockholders. Even if the Credit Agreement were terminated, additional debt we could incur in the future may subject us to similar or additional covenants, which could place restrictions on the operation of our business. Similarly, our investment or financing arrangement with any future investors may subject us to similar or additional covenants.

Operating and growing our business is likely to require additional capital. If capital is not available to us, our business, operating results and financial condition may suffer.

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

We have a complex business organization. Ensuring that we have adequate internal control over financial reporting and adequate accounting controls and procedures in place to help ensure that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. This process is complicated by the expansion of our business operations and changing accounting requirements. Our management, including our chief executive officer and chief financial officer, does not expect that our internal control over financial reporting will prevent all errors or all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. Over time, controls may become inadequate because changes in conditions or deterioration in the degree of compliance with policies or procedures may occur. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. We cannot assure that significant deficiencies or material weaknesses in our internal control over financial reporting will not be identified in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in significant deficiencies or material weaknesses, cause us to fail to timely meet our periodic reporting obligations or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of periodic management evaluations and annual auditor attestation reports regarding disclosure controls and the effectiveness of our internal control over financial reporting required under Section 404 of the Sarbanes-Oxley Act of 2002 and the rules promulgated thereunder. The existence of a material weakness could cause errors in our financial statements that could result in a restatement of financial statements, cause us to fail to timely meet our reporting obligations and cause investors to lose confidence in our reported financial information, leading to a decline in our stock price and potential lawsuits against us.

Changes in our provision for income taxes or adverse outcomes resulting from examination of our income or other tax returns or changes in tax legislation could adversely affect our results.

Our provision for income taxes is subject to volatility and could be adversely affected by earnings differing materially from our projections, changes in the valuation of our deferred tax assets and liabilities, tax effects of stock-based compensation, outcomes as a result of tax examinations or by changes in tax laws, regulations, accounting principles, including accounting for uncertain tax positions, or interpretations thereof. To the extent that our provision for income taxes is subject to volatility or adverse outcomes as a result of tax examinations, our operating results could be harmed. Significant judgment is required to determine the recognition and measurement attributes prescribed in U.S. generally accepted accounting principles relating to accounting for income taxes. In addition, we are subject to examinations of our income tax returns by the Internal Revenue Service and other tax authorities. We assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There may be exposure that the outcomes from these examinations will have an adverse effect on our operating results and financial condition.

Our ability to use net operating losses to offset future taxable income may be subject to certain limitations.

We have net operating loss carryforwards for federal and state income tax purposes to offset future taxable income. Certain of our federal and state net operating loss carryforwards begin expiring in 2034 and 2025, respectively. A lack of future taxable income would adversely affect our ability to utilize these net operating loss carryforwards. In addition, utilization of the net operating loss carryforwards may be subject to a substantial annual limitation due to ownership changes that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), and similar state provisions. These ownership change limitations may limit the amount of net operating loss carryforwards and other tax attributes that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change” as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points (by value) of the outstanding stock of a company by certain stockholders. Our ability to use the remaining net operating loss carryforwards may be further limited if we experience a Section 382 ownership change as a result of future changes in our stock ownership.

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

Issues relating to the use of new and evolving technologies, such as AI, in our business operations could result in liability, reputational harm and an adverse impact on our operating results and financial condition.

As noted in the Business section, above, we plan to utilize our artificial intelligence (“AI”) Center of Excellence to help guide and prioritize our AI and technology initiatives for 2025. However, social, ethical and operational issues relating to the use of AI in our business operations could result in liability, reputational harm and additional costs. If our AI implementation, deployment or governance is ineffective or inadequate, it could result in incidents that impair the public acceptance of AI use or cause harm to individuals, customers or society, or result in our operations not working as intended or producing unexpected outcomes. Also, use of third party models can pose security and privacy risks. Jurisdictions around the world are developing and passing new regulations that apply specifically to the use of AI. These regulations and the evolving AI regulatory environment could, among other impacts, result in inconsistencies among AI regulations and frameworks across jurisdictions, increase our compliance, governance and research and development costs and increase our exposure to claims related to our use of AI.

Our business is subject to security risks. If we experience a successful cyberattack or a security breach or are otherwise unable to safeguard the confidentiality and integrity of the data we hold, including sensitive personal information, our business will be harmed.

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

Our operating results are likely to fluctuate as a result of a variety of factors, including the factors described elsewhere in this Risk Factors section, many of which are outside of our control. For example, and among these factors, the assumptions underlying our estimates of commission revenue as required by ASC 606 may vary significantly over time. As a result, comparing our operating results on a period-to-period basis may not be meaningful and you should not rely on our past results as an indication of our future performance, particularly in light of the fact that our business and industry are undergoing substantial change as a result of health care reform, competition, shifts in carrier and regulator priorities and initiatives we determine to pursue. The guidance that we release from time to time contains forward-looking statements and is based on projections prepared by our management. These projections are necessarily speculative in nature, and it can be expected that some or all of the assumptions underlying the guidance furnished by us will not materialize or will vary significantly from actual results. Our actual results have, and may in the future, vary from our guidance and the variations may be material. If our revenue or operating results differ from our guidance or fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially. In the past, when our revenue and operating results differed from our guidance and the expectations of investors or securities analysts, the price of our common stock was impacted.

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
•the imposition of tariffs or other significant changes in relations between the United States and other countries in which we operate our business; and
•general economic conditions, political instability and slow or negative growth of our markets.

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

The value of our investments is subject to significant capital markets risk related to changes in interest rates and credit spreads as well as other investment risks. These factors may adversely affect our business, operating results and financial condition.

Our financial condition and operating results are affected by the performance of our investment portfolio. The value of our investments is exposed to capital markets risks, and our operating results, liquidity, financial condition or cash flows could be adversely affected by realized losses, impairments and changes in unrealized positions as a result of: significant market volatility, changes in interest rates, changes in credit spreads and defaults, a lack of pricing transparency, a reduction in market liquidity, declines in equity prices, changes in national, state/provincial or local laws and the strengthening or weakening of foreign currencies against the U.S. dollar. Levels of write-down or impairment are impacted by our assessment of the intent to sell securities that have declined in value as well as actual losses as a result of defaults or deterioration in estimates of cash flows. If we reposition or realign portions of the investment portfolio and sell securities in an unrealized loss position, we will incur an other-than-temporary impairment charge or realized losses. Any such charge may have a material adverse effect on our business, operating results and financial condition.

The issuance of shares of common stock underlying our convertible preferred stock would dilute the ownership and relative voting power of holders of our common stock and may adversely affect the market price of our common stock.

The Series A Preferred Stock is convertible at the option of the holders at any time into shares of common stock based on the then-applicable conversion rate as determined in the certificate of designations for the Series A Preferred Stock. Such conversion would dilute the ownership interest of existing holders of our common stock. In addition, because holders of our Series A Preferred Stock are entitled to vote, on an as-converted basis (subject to certain voting limitations and conversion calculations set forth in the certificate of designations for the Series A Preferred Stock), together with holders of our common stock on all matters submitted to a vote of the holders of our common stock, the issuance of the Series A Preferred Stock effectively reduces the relative voting power of the holders of our common stock.

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

Our convertible preferred stock investor has rights, preferences and privileges that are not held by, and are preferential to, the rights of our common stockholders and may exercise influence over us. This could adversely affect our liquidity and financial condition, result in the interests of our convertible preferred stock investor differing from those of our common stockholders and make an acquisition of us more difficult.

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

In addition, failure to maintain the Minimum Asset Coverage Ratio or the Minimum Liquidity Amount as of the date or the time period required by the H.I.G. Investment Agreement, for as long as H.I.G. continues to own at least 30% of the Series A Preferred Stock originally issued to it in the private placement, entitles H.I.G., subject to conditions and restrictions specified therein, to additional rights, including the right to nominate one additional member to our Board of Directors. The interests of any director designated by H.I.G. may differ from the interests of our security holders as a whole or of our other directors.

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

Our bylaws designate a state or federal court located within the State of Delaware as the exclusive forum for substantially all disputes between us and our stockholders and also provide that the federal district courts will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. These provisions could limit our stockholders’ ability to choose the judicial forum for disputes with us or our directors, officers, stockholders or employees.

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

Macroeconomic and Industry Risks

Our business, operating results and financial condition can be impacted by political events, political instability, trade and other international disputes, geopolitical tensions or natural disasters.

Political events, political instability, trade and other international disputes, geopolitical tensions, conflict, natural disasters, public health issues and other extreme events can have a material adverse effect on the Company and its customers, consumers and other channel partners.

For example, the United States has recently enacted and proposed to enact significant new tariffs. Additionally, President Trump has directed various federal agencies to further evaluate key aspects of U.S. trade policy and there has been ongoing discussion and commentary regarding potential significant changes to U.S. trade policies, treaties and tariffs. There continues to exist significant uncertainty about the future relationship between the U.S. and other countries with respect to such trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the U.S. As discussed elsewhere in this Risk Factors section, our subsidiary in China provides supports for certain aspects of our operations and face risk related to trade and other international disputes and geopolitical tensions. Any new or changes in restrictions can be announced with little or no advance notice, which can create uncertainty, Any of these factors could depress economic activity and restrict our access to our operations in China, and have a material adverse effect on our business, operating results and financial condition.

Adverse economic conditions including slow growth, recession, high unemployment, inflation, financial and credit market disruptions, could materially adversely affect our business, operating results and financial condition.

Customer and consumer demand for our health insurance plan offerings may be impacted by adverse macroeconomic conditions, including slow growth or recession, high unemployment, inflation, market volatility or other negative economic factors. Weak economic condition can adversely impact consumer confidence and spending and materially adversely affect demand for our products and services. In addition, consumer confidence and spending can be materially adversely affected in response to changes in fiscal and monetary policy, financial market volatility, declines in income or asset values, and other economic factors.

In addition, limited liquidity, defaults, non-performance or other adverse developments affecting financial institutions, or perceptions regarding these or similar risks, have in the past and may in the future lead to market-wide liquidity problems. Such adverse developments may impact parties with which we do business and their liquidity. These macroeconomic factors could materially and adversely affect our business, operating results and financial condition. Any disruptions in financial institutions, credit markets and/or the broader financial services industry may lead to market-wide liquidity shortages, may limit our access to preferred sources of liquidity when needed or on terms we find acceptable, and our borrowing costs could increase. An economic or credit crisis could occur and impair credit availability and our ability to raise capital when needed.

Large-scale health issues, including pandemics (such as COVID-19), have also had and could in the future have a material adverse effect on our business, operating results and financial condition. For example, we had to adjust our operations in response to the COVID-19 pandemic and resulting disruptions in public and private infrastructure.

Changing our business practices in accordance with new or changed restrictions and challenges could be expensive, time-consuming and disruptive to the Company’s operations, and the Company may not be able to effectively mitigate all adverse impacts from such events.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.    CYBERSECURITY

Risk Management and Strategy

At eHealth, information security is everyone’s responsibility, and we value the trust consumers and business partners place in us to protect their sensitive information. We have established policies and processes for assessing, identifying, and managing risk from cybersecurity threats, and have integrated these processes into our overall risk management systems and processes.

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

•A Software Development Life Cycle (SDLC) framework to assess applications and related infrastructure before implementation to ensure our security standards are met.

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

•Dedicated domestic and international liaisons who help ensure that business and functional area employees have easy access to experts for guidance and assistance in mitigating privacy and information protection risks.

•Encryption of consumer data both in transit and at rest.

•A broad spectrum of technical controls, including data loss prevention, role-based access, application/desktop logging, and data encryption as well as multi-factor authentication and enhanced web application firewall controls.

We, like any technology company, have experienced cybersecurity incidents in the past. However, as of the date of this Annual Report on Form 10-K, we have not experienced any cybersecurity incidents that have been determined to be material. For additional information regarding whether any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect our company, including our business, operating results and financial condition, please refer to Part I, Item 1A, Risk Factors, of this Annual Report on Form 10-K.

Governance

eHealth’s Board of Directors oversees our enterprise risk management process, including cybersecurity, information security, governance, risk management, and compliance programs and strategies. The Board is responsible for monitoring and assessing strategic risk exposure, and our senior leadership team is responsible for the day-to-day management of the risks that we face. The Board administers its cybersecurity risk oversight both directly and through its Audit Committee. The Audit Committee is regularly briefed on eHealth’s risk profile issues. These briefings are designed to provide visibility about identifying, assessing, and managing critical risks, audit findings, and management’s risk mitigation strategies. Management briefs the Audit Committee periodically about eHealth’s protection programs, focusing on current trends in the environment, incident preparedness, business continuity management, program governance, and program components, including updates on security processes, external testing, and employee training and awareness initiatives.

eHealth’s Head of Information Security reports to our Chief Digital Officer (“CDO”) and, with respect to cybersecurity risks, to the Audit Committee of the Board of Directors. Our Head of Information Security focuses on information and systems technology, corporate governance, and behaviors to drive security best practices and safeguard information from unauthorized or inappropriate access, use, or disclosure. eHealth also has a Privacy Officer who advises the company on privacy-related laws and regulations, provides guidance on privacy compliance, drives privacy policy, and creates and oversees the privacy program.

Our Head of Information Security is informed about and monitors prevention, detection, mitigation, and remediation efforts through regular communication and reporting from professionals in our information security team and through the use of technological tools and software and results from third-party audits. Our Head of Information Security and CDO have extensive experience assessing and managing cybersecurity programs and risks. Our Head of Information Security has served in that position since 2024 and, before eHealth, was the interim Chief Information Security Officer at Castlight Health where he led the company’s overall security program. Before that, our Head of Information Security was Senior Manager of Cyber Security at Secureworks. His security experience also includes a 12-year career at Banc of America Securities and subsequently at Merrill Lynch on their information security teams as Senior Consultant, Systems Engineering & Architecture. Our CDO joined eHealth in 2023 and was previously Chief Product Officer at M1 Finance, responsible for defining the company’s product vision, strategy and roadmap to drive growth and profitability, Prior to M1 Finance, our CDO was the Chief Product Officer at Roofstock, Head of Product at LifeLock (acquired by Symantec) and Sr. Director and Head of Product, D3 Incubation Unit at Capital One. Our Head of Information Security reports directly to the Audit Committee of the Board of Directors on our cybersecurity program and efforts to prevent, detect, mitigate, and remediate issues at least once annually or more frequently as determined to be necessary or advisable. In addition, we have an escalation process in place to inform senior management and the Board of Directors when it is appropriate to do so under the circumstances.

ITEM 2.    PROPERTIES

Our corporate headquarters are located in Austin, Texas, where we lease 26,878 square feet of office space. In addition to our corporate headquarters, we currently lease several other office spaces around the country. During 2022, we announced a remote first workplace model in the United States, meaning that, except for those employees whose job responsibilities require in-office work, none of our employees are required to work at the office. As a result, we have closed certain spaces at our leased facilities. We also occupy 40,294 square feet of leased office space in Xiamen, China which supports our technology and content, customer care and enrollment, marketing and advertising and general and administrative operations.

We believe that our facilities are adequate to meet our needs for the immediate future, and that should we need additional physical office space, suitable additional space will be available in the future.

ITEM 3.    LEGAL PROCEEDINGS

In the ordinary course of our business, we have received and may continue to receive inquiries from state and federal regulators relating to various matters. We have become, and may in the future become, involved in litigation in the ordinary course of our business. If we are found to have violated laws or regulations in any jurisdiction, we could be subject to various fines and penalties, including revocation of our license to sell insurance in those states, and our business, operating results, and financial condition would be harmed. Revocation of any of our licenses or penalties in one jurisdiction could cause our license to be revoked or for us to face penalties in other jurisdictions. In addition, without a health insurance license in a jurisdiction, carriers would not pay us commissions for the products we sold in that jurisdiction, and we would not be able to sell new health insurance products in that jurisdiction. We could also be harmed to the extent that related publicity damages our reputation as a trusted source of objective information relating to health insurance and its affordability. It could also be costly to defend ourselves regardless of the outcome. Our material legal proceedings are described in Part II, Item 8 of this Annual Report on Form 10-K in our Notes to Consolidated Financial Statements in Note 8 – Commitments and Contingencies.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Nasdaq Global Market under the symbol EHTH. As of February 21, 2025, there were 21 stockholders of record of our common stock (which does not include the number of stockholders holding shares of our common stock in “street name”).

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

Overview

We are a leading private health insurance marketplace with a technology and service platform that provides consumer engagement, education, and health insurance enrollment solutions. Our mission is to expertly guide consumers through their health insurance enrollment and related options, when, where, and how they prefer. Our platform leverages technology to solve a critical problem in a large and growing market by aiding consumers in what has traditionally been a complex, confusing and opaque health insurance purchasing process. Our omnichannel consumer engagement platform differentiates our offering from competitors and enables consumers to use our services online, by telephone with a licensed insurance agent, or benefit advisor, or through a hybrid online assisted interaction that includes live agent chat and co-browsing capabilities. We have created a consumer-centric marketplace that offers consumers a broad choice of insurance products that includes thousands of Medicare Advantage, Medicare Supplement, Medicare Part D prescription drug, individual, family, small business and other ancillary health insurance products from over 180 health insurance carriers nationwide. Our plan recommendation tool curates this broad plan selection by analyzing consumer health-related information against plan data for insurance coverage fit. This tool is supported by a unified data platform and is available to our ecommerce consumers and our benefit advisors. We strive to be the most trusted, unbiased, transparent partner to consumers in their journeys through the health insurance market.

Business Update

In 2024, Medicare Advantage offerings experienced unprecedented disruption as there were plan benefit and premium changes, plan cancellations and market exits due to carriers facing higher medical costs as well as regulatory pressures. This resulted in elevated consumer demand during the fourth quarter Annual Enrollment Period (“AEP”) relative to prior years. In 2024, we made a strategic decision to take advantage of this increased consumer demand and invest in significant Medicare enrollment and revenue growth. We were able to accelerate the growth of our Medicare business while also improving profitability due to significant operational improvements we achieved through our multi-year transformation plan, which was completed in 2023.

In 2024, the Company also benefited from the rebrand we launched in October of 2023, which was designed to communicate our differentiated value proposition as a trusted and transparent advisor. We further evolved our brand in 2024 complementing it with audience targeting strategies, expansion of our marketing channel mix and a redesign of our omnichannel platform for a seamless user experience. We believe these initiatives resulted in a significant increase in our brand awareness and in a strong performance of our direct marketing channels, including direct television, mail and paid search. As a result, we significantly improved our lead quality and drove greater telephonic and online conversion rates in 2024. We also invested in further personalizing the consumer experience on our platform including a tailored online experience for returning visitors. Combined with the scaling of our digital marketing channels, this led to a significant increase in our online unassisted Medicare applications compared to 2023.

We continued to focus on our benefit advisors by enhancing their onboarding and training programs, shifting the mix of our telesales capacity towards full-time internal benefit advisors and away from a seasonal advisor staffing model. We also expanded our benefit advisor headcount to take advantage of increased inbound demand. In addition to having a greater number of tenured benefit advisors compared to a year ago, we narrowed the gap between the effectiveness of our new and tenured benefit advisors. We continue to empower our benefit advisors with innovative tools that enhance their productivity and differentiate their services. As part of our enhanced retention program, which was especially important this past AEP, our benefit advisors reached out to members whose plans we identified would be impacted by plan cancellations or significant benefit or premium changes. These efforts were supported by proprietary online tools such as MatchMonitor™, where members could better understand the expected changes to their coverage against their needs and resulted in a strong pipeline of appointments as we entered this past AEP.

During 2024, our business evolved to include our core agency (“Agency”) and carrier-dedicated (“Amplify”) models. Our Agency model consists of arrangements where we are the broker of record, while our Amplify model consists of both broker of record arrangements as well as non-broker of record arrangements where we provide business process outsourcing services (“BPO”). Broker of record arrangements generate commission revenue and while we recognize constrained lifetime value (“LTV”) of commissions for approved members as revenue at the time applications are approved, our collection of the cash commissions resulting from approved applications generally occurs over a number of years. Our fee-based BPO arrangements generate fee-based revenue, which is recorded in other revenue, and cash is collected in advance or in close proximity to when revenue is recognized.

During the second quarter of 2024, a portion of our Amplify broker of record arrangements converted to fee-based BPO arrangements, which resulted in a reduction in our Medicare approved members and a decrease in the corresponding commission revenue. In contrast, our fee-based BPO arrangements increased, contributing to substantial growth in our other revenue. Even with this shift, during the year ended December 31, 2024, we observed a 21% increase in approved members, which only reflect our broker of record arrangements. Our total Medicare submissions, inclusive of our broker of record and fee-based BPO arrangements, increased 29% for the year ended December 31, 2024 compared to the same period in 2023. Submissions describe applications that are submitted by individuals online through our eHealth platform or completed with the assistance of our benefit advisors, where the individual provides authorization to the benefit advisor to submit the application to the insurance carrier partner. The individual may have additional actions to take before the application will be reviewed by the insurance carrier and not all submissions ultimately become approved members.

Going forward, we plan to remain in a strong competitive position in the market and expect to continue building scaled differentiation within our Medicare Advantage Agency while also pursuing targeted revenue diversification. We plan to continue investing in enrollment quality, member retention, and in our Employer and Individual (“E&I”) segment to grow existing products and offerings. We also expect to grow our Medicare Supplement, Individual Health Reimbursement Arrangement (“ICHRA”) and ancillary product offerings, as well as our Amplify offerings.

Change in Expense Allocation Methodology

Beginning in the first quarter of 2024, primarily as a result of vacating excess office space, we modified our methodology used in allocating our facilities-related expenses to marketing and advertising, customer care and enrollment and technology and content. As a result, these costs are now reported within the “General and administrative” line in our Consolidated Statements of Comprehensive Income (Loss). We have recast the Consolidated Statements of Comprehensive Income (Loss) for the prior periods presented to conform to our current methodology. This resulted in a classification change of expenses from marketing and advertising, customer care and enrollment and technology and content into general and administrative. There was no impact to total operating costs and expenses, loss from operations, net loss or net loss per share attributable to common stockholders on our Consolidated Statements of Comprehensive Income (Loss).

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

Approved Members

Approved members represent the number of individuals on submitted applications, or submissions, which were approved by the relevant insurance carrier for the identified product during the current period. The applications may be submitted in either the current period or prior periods. Not all approved members ultimately become paying members.

The following table shows approved members by product for the years presented:

	Year Ended December 31,
	2024	2023	% Change
Medicare
Medicare Advantage	366,160	290,712	26%
Medicare Supplement	13,822	17,386	(20)%
Medicare Part D	27,896	29,378	(5)%
Total Medicare	407,878	337,476	21%
Individual and Family	20,671	27,318	(24)%
Ancillary	51,556	56,789	(9)%
Small Business	5,351	7,613	(30)%
Total Approved Members	485,456	429,196	13%

2024 compared to 2023 – Total approved members grew 13% in 2024 compared to 2023, driven by:

•a 21% increase in Medicare approved members driven by:
◦a 26% increase in Medicare Advantage approved members, due to a 31% increase in Medicare Advantage broker of record submissions primarily as a result of increased consumer demand due to market disruptions during 2024, the strength of our Company rebrand, increased variable marketing spend and an increased number of benefit advisors with improved telesales conversion rates year-over-year,
◦partially offset by a 20% and 5% decline in Medicare Supplement and Medicare Part D approved members, respectively, primarily caused by the shift of some Medicare Supplement broker of record arrangements to fee-based arrangements within our Amplify platform and a shift away from standalone Medicare Part D plans.
•a 24% and 30% decline in individual and family plan and small business health insurance plan approved members, respectively, primarily due to a decrease in volume as we focused on implementing operational enhancements in our E&I segment; and
•a 9% decline in ancillary approved members primarily due to declines in dental and short-term approved members.

Estimated Constrained Lifetime Value of Commissions Per Approved Member

The following table shows our estimated constrained LTV of commissions per approved member by product for the years presented below:

	Year Ended December 31,
	2024	2023	% Change
Medicare (1)(2)
Medicare Advantage	$1,088	$1,049	4%
Medicare Supplement	1,090	891	22%
Medicare Part D	172	220	(22)%
Individual and Family (1)
Non-Qualified Health Plans	377	380	(1)%
Qualified Health Plans	378	370	2%
Ancillary (1)
Short-term	156	167	(7)%
Dental	127	109	17%
Vision	83	73	14%
Small Business (1)	235	230	2%
__________
(1)Constrained LTV of commissions per approved member for Medicare, individual and family and ancillary plans represents commissions estimated to be collected over the estimated life of an approved member’s plan after applying constraints in accordance with our revenue recognition policy. Constrained LTV of commissions per approved member for small business represents the estimated commissions we expect to collect from the plan over the following twelve months. The estimate is driven by multiple factors, including but not limited to, contracted commission rates, carrier mix, estimated average plan duration, the regulatory environment, cancellations of insurance plans offered by health insurance carriers with which we have a relationship, and applied constraints. The constraints are applied to help ensure that commissions estimated to be collected over the estimated life of an approved member’s plan are recognized as revenue only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with future commissions receivable from the plan is subsequently resolved. These factors may result in varying values from period to period. For additional information on constrained LTV, see “Critical Accounting Estimates” below.

(2)The constraints applied to the total estimated lifetime commissions we expect to receive for selling the plan after the carrier approves an application in order to derive the constrained LTV of commissions for approved members recognized for Medicare Advantage, Medicare Supplement and Medicare Part D were 5.5%, 9% and 7%, respectively, for the year ended December 31, 2024 and 7%, 9% and 7%, respectively, for the year ended December 31, 2023.

2024 compared to 2023 – The changes in constrained LTV of commissions per approved member consisted of:

•a 4% increase in Medicare Advantage plans, primarily driven by a decrease in constraint due to a decline in volatility and the observed increase in LTV trends as well as an improved ratio of approved members who became paying members, partially offset by less favorable retention trends for 2024 cohorts compared to 2023 cohorts;
•a 22% increase in Medicare Supplement plans, primarily due to favorable carrier and contract mix as well as favorable retention;
•a 22% decrease in Medicare Part D plans, primarily driven by unfavorable carrier and contract mix, partially offset by improved retention;
•a 1% decrease in non-qualified health plans primarily driven by unfavorable retention trends;
•a 2% increase in qualified health plans primarily due to favorable carrier and contract mix;
•a 7% decrease in short-term health plans primarily due to unfavorable retention as a result of the regulatory change that decreased term limits for short-term health plans; and
•a 17%, 14% and 2% increase in dental, vision and small business plans, respectively, primarily driven by favorable carrier and contract mix.

Estimated Membership

Estimated membership represents the estimated number of members active as of the date indicated based on the number of members for whom we have received or applied a commission payment during the period of estimation as well as the number of approved members during the period of estimation from whom we expect to receive commission payments. There is generally up to a few months lag between newly approved plans and the receipt of commission payments from the health insurance carrier and is most pronounced in the fourth and first quarters of our fiscal year due to the annual and open enrollment periods. A member who purchases and is active on multiple standalone insurance plans will be counted as a member more than once. For example, a member who is active on both an individual and family health insurance plan and a standalone dental plan will be counted as two continuing members.

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

After we have estimated membership as of a specified date, we may receive information from health insurance carriers that would have impacted the estimate if we had received the information prior to the date of estimation. We may receive commission payments or other information that indicates that a member who was not included in our estimates for a prior period was in fact an active member at that time, or that a member who was included in our estimates was in fact not an active member of ours. For instance, we reconcile information carriers provide to us and may determine that we were not historically paid commissions owed to us, which would cause us to have underestimated membership. Conversely, carriers may require us to return commission payments paid in a prior period due to policy cancellations for members we previously estimated as being active. We do not update our estimated membership numbers reported in previous periods. Instead, we reflect updated information regarding our historical membership in the membership estimate for the current period. If we experience a significant variance in historical membership as compared to our initial estimates, while we keep the prior period data consistent with previously reported amounts, we may provide the updated information in other communications or disclosures. As a result of the delay in our receipt of information from insurance carriers, actual trends in our membership are most discernible over periods longer than from one quarter to the next, making it difficult for us to determine with any certainty the impact of current conditions on our membership retention. Various circumstances could cause the assumptions and estimates that we make in connection with estimating our membership to be inaccurate, which would cause our membership estimates to be inaccurate.

The following table shows estimated membership by product as of the periods presented below:

	As of December 31,
	2024	2023	% Change
Medicare (1)
Medicare Advantage	690,874	622,896	11%
Medicare Supplement	96,894	110,826	(13)%
Medicare Part D	210,917	210,876	—%
Total Medicare	998,685	944,598	6%
Individual and Family (1)	78,452	86,452	(9)%
Ancillary (1)	173,760	180,741	(4)%
Small Business (2)	42,899	46,225	(7)%
Total Estimated Membership	1,293,796	1,258,016	3%
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

2024 compared to 2023 – Total estimated membership increased 3% as of December 31, 2024 compared to December 31, 2023 due to:

•a 6% increase in Medicare estimated membership year over year, driven by:
◦an 11% increase in Medicare Advantage plans, primarily due to an increase in Medicare Advantage approved applications,
◦partially offset by a 13% decrease in Medicare Supplement plans, driven by a decrease in approved members primarily due to the shift of some broker of record arrangements to fee-based arrangement within our Amplify platform, which are not included in estimated membership;
•a 9% decline in individual and family plan estimated membership year over year due to a decrease in non-qualified health plan approved applications;
•a 4% decline in overall ancillary plan estimated membership year over year, primarily due to a decline in approved applications across several ancillary products; and
•a 7% decline in small business plan estimated membership year over year, primarily due to a decrease in approved applications.

Member Acquisition

Marketing initiatives are an important component of our strategy to increase revenue and are primarily designed to encourage consumers to complete an application for health insurance. We calculate and evaluate the customer care and enrollment (“CC&E”) expense per approved member and the variable marketing cost per approved member. We incur CC&E expenses in assisting applicants during the enrollment process. Variable marketing costs represent costs incurred in member acquisition from our direct marketing and marketing partner channels. Variable marketing costs exclude fixed overhead costs, such as personnel related costs, consulting expenses, and other operating costs allocated to the marketing and advertising department.

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

The following table shows the CC&E cost per approved member and variable marketing cost per approved member metrics for the periods presented below:

	Year Ended December 31,
	2024	2023	% Change
Medicare Plans:
CC&E cost per MA-equivalent approved member (1)	$349	$443	(21)%
Variable marketing cost per MA-equivalent approved member (1)	406	449	(10)%
Total acquisition cost per MA-equivalent approved member	$755	$892	(15)%
IFP Plans:
CC&E cost per IFP-equivalent approved member (2)	$256	$179	43%
Variable marketing cost per IFP-equivalent approved member (2)	110	61	80%
Total acquisition cost per IFP-equivalent approved member	$366	$240	53%
_____________
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

Medicare Plans

2024 compared to 2023 – Total acquisition cost per MA-equivalent approved member decreased $137, or 15% driven by:

•a $94, or 21%, decrease in CC&E cost per MA-equivalent approved member driven by enhanced lead quality and improved conversions due to:
◦efficiencies resulting from a benefit advisor mix that is more tenured when compared to the same period in 2023, and
◦continued optimization of our sales force operations driven by enhanced training protocols and new agent-facing sales tools.
•a $43, or 10%, decrease in variable marketing cost per MA-equivalent approved member, primarily due to continued efficiencies within our marketing operations.

IFP Plans

2024 compared to 2023 – Total acquisition cost per IFP-equivalent approved member increased $126, or 53% driven by:

•a $77, or 43%, increase in CC&E cost per IFP-equivalent due to the overall decline in individual and family plan and short-term plan approved members as well as a higher number of benefit advisors than in the same period last year, and
•a $49, or 80%, increase in variable marketing cost per IFP-equivalent approved member, primarily due to unfavorable channel mix.

Results of Operations

The following table sets forth our operating results and related percentage of total revenue for the years presented below (dollars in thousands):

	Year Ended December 31,
	2024		2023
Revenue:
Commission	$461,647	87%	$403,924	89%
Other	70,763	13%	48,947	11%
Total revenue	532,410	100%	452,871	100%
Operating costs and expenses (1)
Cost of revenue	1,794	—%	1,771	—%
Marketing and advertising	190,837	36%	172,640	38%
Customer care and enrollment	163,448	31%	149,562	33%
Technology and content	53,520	10%	58,609	13%
General and administrative	89,765	17%	99,363	22%
Impairment, restructuring and other charges	9,475	2%	—	—%
Total operating costs and expenses	508,839	96%	481,945	106%
Income (loss) from operations	23,571	4%	(29,074)	(6)%
Interest expense	(11,159)	(2)%	(10,974)	(2)%
Other income, net	6,900	1%	9,453	2%
Income (loss) before income taxes	19,312	4%	(30,595)	(7)%
Benefit from (provision for) income taxes	9,255	2%	(2,381)	(1)%
Net income (loss)	$10,057	2%	$(28,214)	(6)%
____________
(1)     Operating costs and expenses include the following amounts of stock-based compensation expense (in thousands):

	Year Ended December 31,
	2024	2023
Marketing and advertising	$2,413	$2,201
Customer care and enrollment	1,845	2,287
Technology and content	3,331	4,498
General and administrative	12,292	14,227
Total stock-based compensation expense	$19,881	$23,213

Revenue

Our commission revenue, other revenue and total revenue are summarized as follows (dollars in thousands):

			Change
	2024	2023	$	%
Commission	$461,647	$403,924	$57,723	14%
% of total revenue	87%	89%
Other	70,763	48,947	21,816	45%
% of total revenue	13%	11%
Total revenue	$532,410	$452,871	$79,539	18%

2024 compared to 2023 – Commission revenue increased $57.7 million, or 14%, in 2024 compared to 2023 due to:

•a $71.9 million, or 20%, increase in commission revenue from the Medicare segment driven by:
◦a 26% increase in Medicare Advantage plan approved members,
◦improved constrained LTV of commissions per approved member for Medicare Advantage and Medicare Supplement plans,
◦partially offset by lower net adjustment revenue from prior period enrollments, which was $18.7 million in 2024 compared to $33.5 million in 2023, and
◦decreases in approved membership for both Medicare Supplement and Medicare Part D plans.
•a $14.2 million, or 32%, decrease in commission revenue from the E&I segment primarily driven by:
◦lower net adjustment revenue from prior period enrollments, which was $4.1 million in 2024 compared to $14.5 million in 2023,
◦a 24%, 9% and 30% decrease in individual and family plan, ancillary product and small business approved members, respectively,
◦partially offset by a 17% and 14% improvement in constrained LTV of commissions per approved member for dental and vision plans, respectively.

Other revenue increased $21.8 million, or 45%, in 2024 compared to 2023. This increase was driven by the expansion of our fee-based BPO arrangements, as well as an increase in sponsorship revenue.

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

Our cost of revenue is summarized as follows (dollars in thousands):

			Change
	2024	2023	$	%
Cost of revenue	$1,794	$1,771	$23	1%
% of total revenue	—%	—%

2024 compared to 2023 – Cost of revenue remained relatively flat in 2024 compared to 2023.

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

Our marketing and advertising expenses are summarized as follows (dollars in thousands):

			Change
	2024	2023	$	%
Marketing and advertising	$190,837	$172,640	$18,197	11%
% of total revenue	36%	38%

2024 compared to 2023 – Marketing and advertising expenses increased by $18.2 million, or 11%, in 2024, compared to 2023, primarily driven by a $16.7 million increase in variable advertising costs and a $2.5 million increase in personnel related costs, partially offset by a decrease of $1.1 million in costs related to our Company rebrand, which was primarily completed in 2023. The increase in variable advertising expenses was due to an increased investment in our direct marketing during this past AEP, partially offset by a decrease in affiliate partner channels as we emphasized our highest performing marketing channels.

Customer Care and Enrollment

Customer care and enrollment expenses primarily consist of compensation, benefits, and licensing costs for personnel engaged in assistance to applicants who call our advisor enrollment center and for benefit advisors who assist applicants during the enrollment process.

Our customer care and enrollment expenses are summarized as follows (dollars in thousands):

			Change
	2024	2023	$	%
Customer care and enrollment	$163,448	$149,562	$13,886	9%
% of total revenue	31%	33%

2024 compared to 2023 – Customer care and enrollment expenses increased by $13.9 million, or 9%, in 2024 compared to 2023. This increase was primarily due to a $19.2 million increase in personnel costs associated with a higher number of benefit advisors, partially offset by a decrease of $4.9 million in consulting expenses.

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

Our technology and content expenses are summarized as follows (dollars in thousands):

			Change
	2024	2023	$	%
Technology and content	$53,520	$58,609	$(5,089)	(9)%
% of total revenue	10%	13%

2024 compared to 2023 – Technology and content expenses decreased $5.1 million, or 9%, in 2024 compared to 2023, primarily due to decreases of $3.0 million in amortization of internally developed software, $1.2 million in personnel related costs and $1.2 million in stock-based compensation expense.

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

Our general and administrative expenses are summarized as follows (dollars in thousands):

			Change
	2024	2023	$	%
General and administrative	$89,765	$99,363	$(9,598)	(10)%
% of total revenue	17%	22%

2024 compared to 2023 – General and administrative expenses decreased by $9.6 million, or 10%, in 2024 compared to 2023, primarily due to decreases of $3.3 million in facilities and other operating costs, $2.4 million in personnel related costs due to lower headcount, $2.1 million in professional fees, and $1.9 million in stock-based compensation expense.

Impairment, Restructuring and Other Charges

Our impairment, restructuring and other charges consist primarily of severance, transition and other related costs and goodwill and intangible asset impairment charges. Our impairment, restructuring and other charges are summarized as follows (dollars in thousands):

			Change
	2024	2023	$	%
Impairment, restructuring and other charges	$9,475	$—	$9,475	*
% of total revenue	2%	—%
______________
* Percentage calculated is not meaningful.

2024 compared to 2023 – We incurred $9.5 million in impairment, restructuring and other charges for the year ended December 31, 2024 compared to no impairment, restructuring and other charges for the same period in 2023. The charges consisted of $7.5 million of impairment related to several of our leased office spaces, which included $7.0 million of operating lease right-of-use asset impairments and $0.5 million of property and equipment impairments. We also incurred $2.0 million of restructuring charges which primarily related to employee termination benefits as a result of our continued cost-reduction efforts during the first half of fiscal 2024.

Interest Expense

Interest expense primarily consists of interest expense and amortization of debt issuance costs related to our Credit Agreement. See Note 12 – Debt in our Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for more information. Our interest expense is summarized as follows (dollars in thousands):

			Change
	2024	2023	$	%
Interest expense	$(11,159)	$(10,974)	$(185)	(2)%
% of total revenue	(2)%	(2)%

2024 compared to 2023 – Interest expense increased by $0.2 million, or 2%, primarily driven by higher debt issuance cost amortization as a result of entering into a second amendment of our Credit Agreement and a slight increase in debt interest expense as a result of higher interest rates as compared to 2023.

Other Income, Net

Other income, net, primarily consisted of interest income and margin earned on commissions received from Medicare plan members transferred to us in 2010 through 2012 by a broker partner. Our other income, net is summarized as follows (dollars in thousands):

			Change
	2024	2023	$	%
Other income, net	$6,900	$9,453	$(2,553)	(27)%
% of total revenue	1%	2%

2024 compared to 2023 – Other income, net was $6.9 million in 2024 compared to other income, net of $9.5 million in 2023. The change was primarily driven by $1.3 million of third-party fees in 2024 as a result of entering into a second amendment of our Credit Agreement and a decrease of $1.2 million in interest income as a result of less favorable short-term investment rates.

Provision for (Benefit from) Income Taxes

Our provision for (benefit from) income taxes is summarized as follows (dollars in thousands):

			Change
	2024	2023	$	%
Provision for (benefit from) income taxes	$9,255	$(2,381)	$11,636	(489)%
Effective tax rate	47.9%	7.8%

Year Ended December 31, 2024 – For the year ended December 31, 2024, we recorded a provision for income taxes of $9.3 million representing an effective tax rate of 47.9%. In 2024, the effective tax rate was higher than the statutory tax rate due to stock-based compensation adjustments and state tax, offset by research and development tax credits.

Year Ended December 31, 2023 – For the year ended December 31, 2023, we recorded a benefit from income taxes of $2.4 million representing an effective tax rate of 7.8%. In 2023, the effective tax rate was lower than the statutory tax rate due to stock-based compensation adjustments and changes to the valuation allowance, offset by state tax and research and development tax credits.

Segment Information

We report segment information based on how our chief executive officer, who is our chief operating decision maker (“CODM”), regularly reviews our operating results, allocates resources, and makes decisions regarding our business operations in the annual budget and forecasting process along with evaluation of actual performance. Our CODM considers budget-to-actual variances on a monthly basis for our segment performance measures when making decisions about allocating capital and personnel to our segments. These performance measures include total segment revenue and segment gross profit (loss). Prior to the fourth quarter of 2024, we reported our measure of segment profitability as segment profit (loss). Accordingly, prior period amounts have been reclassified to conform to the current period presentation, in all material respects.

Our business structure is comprised of two operating segments:

•Medicare; and
•Employer and Individual.

Our CODM does not separately evaluate assets by segment, with the exception of commissions receivable, and therefore assets by segment are not presented.

The Medicare segment consists primarily of commissions earned as the broker of record from our sale of Medicare-related health insurance plans, including Medicare Advantage, Medicare Supplement and Medicare Part D prescription drug plans, and to a lesser extent, ancillary products sold to our Medicare-eligible beneficiaries, including but not limited to, dental and vision plans. Our commissions may include certain bonus payments, which are generally based on attaining predetermined target sales levels or other objectives, as determined by the health insurance carriers. The Medicare segment consists of amounts earned in connection with our advertising programs that allow Medicare-related carriers to purchase advertising on a separate website developed, hosted and maintained by us or pursuant to which we perform other services as marketing and our delivery and sale to third parties of Medicare-related health insurance leads generated by our ecommerce platforms and our marketing activities. The Medicare segment also generates revenue from our fee-based BPO services where we are not the broker of record and cash is collected in advance or in close proximity to when revenue is recognized.

The E&I segment consists primarily of commissions earned from our sale of individual and family plans, including both qualified and non-qualified, small business health insurance plans and ancillary products sold to our non-Medicare-eligible consumers, including but not limited to, dental, vision and short-term insurance. To a lesser extent, the E&I segment includes amounts earned from our online sponsorship program that allows carriers to purchase advertising space in specific markets on our website as well as our technology licensing activities.

Segment gross profit (loss) is calculated as total revenue for the applicable segment less variable marketing and advertising, segment CC&E and cost of revenue for the applicable segment. Variable marketing and advertising expenses represent costs incurred in member acquisition from our direct marketing and marketing partner channels and exclude fixed overhead costs, such as personnel related costs, consulting expenses and other operating costs allocated to the marketing and advertising department. Segment CC&E expenses include expenses we incur in assisting applicants during the enrollment process and exclude operating costs allocated to the CC&E department.

Our operating segment revenue and segment gross profit (loss) are summarized as follows (in thousands):

			Change
	2024	2023	$	%
Medicare:
Total revenue	$500,638	$406,467	$94,171	23%
Variable marketing and advertising	(157,121)	(141,487)	(15,634)	(11)%
Medicare CC&E	(150,613)	(137,910)	(12,703)	(9)%
Cost of revenue	(1,396)	(1,312)	(84)	(6)%
Medicare segment gross profit	$191,508	$125,758	$65,750	52%

Employer and Individual:
Total revenue	$31,772	$46,404	$(14,632)	(32)%
Variable marketing and advertising	(4,321)	(3,304)	(1,017)	(31)%
E&I CC&E	(10,103)	(9,214)	(889)	(10)%
Cost of revenue	(398)	(459)	61	13%
E&I segment gross profit	$16,950	$33,427	$(16,477)	(49)%

Consolidated:
Total revenue	$532,410	$452,871	$79,539	18%
Variable marketing and advertising	(161,442)	(144,791)	(16,651)	(12)%
Segment CC&E	(160,716)	(147,124)	(13,592)	(9)%
Cost of revenue	(1,794)	(1,771)	(23)	(1)%
Total segment gross profit	$208,458	$159,185	$49,273	31%

A reconciliation of our segment gross profit (loss) to the Consolidated Statements of Comprehensive Income (Loss) for the periods presented is as follows (in thousands):

	Year Ended December 31,
	2024	2023

Total segment gross profit	$208,458	$159,185
Other marketing and advertising (1)	(29,395)	(27,849)
Other CC&E (2)	(2,732)	(2,438)
Technology and content	(53,520)	(58,609)
General and administrative	(89,765)	(99,363)
Impairment, restructuring and other charges	(9,475)	—
Interest expense	(11,159)	(10,974)
Other income, net	6,900	9,453
Income (loss) before income taxes	$19,312	$(30,595)
_______
(1)Other marketing and advertising costs consist of fixed marketing and advertising, previously capitalized labor, depreciation and share-based compensation costs.
(2)Other CC&E costs consist of previously capitalized labor, depreciation and share-based compensation costs.

Medicare Segment

2024 compared to 2023 – Revenue from our Medicare segment increased $94.2 million, or 23%, in 2024 compared to 2023, primarily driven by:
•a $71.9 million increase in Medicare segment commission revenue due to:
◦a $59.1 million increase in Medicare Advantage plan commission revenue, driven by 26% growth in Medicare Advantage plan approved members and improved constrained LTV of commissions per approved Medicare Advantage member,
◦partially offset by lower net adjustment revenue which was $18.7 million in 2024 compared to $33.5 million in 2023.
•a $19.8 million increase in Medicare segment fee-based revenue driven by growth in our fee-based BPO arrangements.

Our Medicare segment gross profit was $191.5 million in 2024, an increase of $65.8 million or 52%, compared to 2023 segment gross profit of $125.8 million driven by:
•a $94.2 million increase in Medicare segment revenue,
•partially offset by increases of $15.6 million in variable marketing and advertising expenses and $12.7 million in segment CC&E expenses primarily due to the continued execution on our initiatives to attract and retain beneficiaries in 2024, including having a larger group of benefit advisors compared to 2023.

Employer and Individual Segment

2024 compared to 2023 – Revenue from our E&I segment decreased $14.6 million, or 32%, in 2024 compared to 2023, primarily driven by a $14.2 million decrease in commission revenue as a result of:
•lower net adjustment revenue year-over-year, which was $4.1 million in 2024 compared to $14.5 million in 2023; and
•a 24%, 9% and 30% decline in individual and family plan, ancillary plan and small business plan approved members, respectively, compared to the same period in 2023.

Our E&I segment gross profit was $17.0 million in 2024, a decrease of $16.5 million, or 49%, compared to 2023 primarily driven by:
•a $14.6 million decrease in E&I segment revenue; and
•increases of $1.0 million in variable marketing and advertising and $0.9 million in segment CC&E expenses mostly attributable to investments in our operational enhancements for our E&I segment that are underway.

Liquidity and Capital Resources

As of December 31, 2024, we had cash, cash equivalents and short-term marketable securities of $82.2 million. During the year ended December 31, 2024, our operating cash outflow was $18.4 million, as summarized below. We have historically financed our operations primarily through cash generated from our operations, equity issuances and debt financing. Our principal uses of cash in recent periods have been funding working capital, purchases of short-term investments, the satisfaction of tax withholding obligations in connection with the settlement of restricted stock units, making payments on our operating lease obligations and service and licensing obligations and complying with our debt servicing requirements and preferred stock dividend payment obligations.

Cash and Cash Equivalents

Our cash, cash equivalents, and short-term marketable securities are summarized as follows (in thousands):

	December 31, 2024	December 31, 2023
Cash and cash equivalents	$39,197	$115,722
Short-term marketable securities	43,043	5,930
Total cash, cash equivalents, and short-term marketable securities	$82,240	$121,652

Cash equivalents, which are comprised of financial instruments with an original maturity of 90 days or less from the date of purchase, primarily consist of commercial paper, money market funds and agency bonds. We also maintained $3.1 million in restricted cash as of December 31, 2024 and 2023.

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

Short-term obligations were $9.2 million for leases and $8.2 million for service and licensing as of December 31, 2024. Long-term obligations were $22.8 million for leases and $4.8 million for service and licensing as of December 31, 2024. We expect to fund these obligations through our existing cash and cash equivalents and cash generated from operations.

Convertible Preferred Stock

Pursuant to an investment agreement dated February 17, 2021 with Echelon Health SPV, LP (“H.I.G.”) (the “H.I.G. Investment Agreement”), we issued and sold 2,250,000 shares of Series A convertible preferred stock (“Series A Preferred Stock”) at an aggregate purchase price of $225.0 million to H.I.G. in a private placement and received $214.0 million net proceeds on April 30, 2021. During the year ended December 31, 2024, we paid cash dividends in the aggregate amount of $5.6 million. The H.I.G. Investment Agreement also provides certain redemption rights on or after April 2027. In addition, the Company is required to maintain an Asset Coverage Ratio (as defined in the H.I.G. Investment Agreement) of at least 2.5x (the “Minimum Asset Coverage Ratio”) and a Minimum Liquidity Amount (as defined in the H.I.G. Investment Agreement). Failure to maintain the Minimum Asset Coverage Ratio or the Minimum Liquidity Amount as of the date or the time period required by the H.I.G. Investment Agreement, for as long as H.I.G. continues to own at least 30% of the Series A Preferred Stock originally issued to it in the private placement, entitles H.I.G., subject to the conditions and restrictions specified therein, to additional rights, including the right to nominate one additional member to the Company’s Board of Directors, the right to approve the Company’s annual budget, the right to approve hiring or termination of certain key executives and the right to approve the incurrence of certain indebtedness. See Note 6 – Convertible Preferred Stock in our Notes to Consolidated Financial Statements for more information.

As of September 30, 2023, we failed to maintain the Minimum Asset Coverage Ratio, which entitles H.I.G. to the additional rights set forth above. On March 13, 2024, the Nominating and Corporate Governance Committee of our Board of Directors approved the appointment of a board observer designated by H.I.G. As of November 30, 2024, we were no longer in compliance with the Minimum Liquidity Amount. The non-compliance with the Minimum Asset Coverage Ratio or the Minimum Liquidity Amount does not entitle H.I.G. to accelerate the redemption of the

Series A Preferred Stock nor is it expected to materially impact our ability to generate and obtain adequate amounts of cash to meet our short-term or long-term requirements.

Term Loan Credit Agreement

On February 28, 2022, we entered into a term loan credit agreement providing for a $70.0 million secured term loan credit facility with Blue Torch Finance LLC, as administrative agent and collateral agent, and other lenders party thereto (the “Original Credit Agreement), which agreement was subsequently amended on August 16, 2022 (the “First Amendment”) to update our borrowing benchmark from LIBOR to SOFR (as amended by the First Amendment, the “First Amended Credit Agreement”). On November 1, 2024, we entered into a second amendment (the "Second Amendment") to the First Amended Credit Agreement (as amended by the Second Amendment, the “Credit Agreement”) which extends the maturity date of the Credit Agreement from February 2025 to February 2026 and, among other things, reduces the overall interest rate of the term loan beginning on the effective date of the Second Amendment. The outstanding obligations under the Credit Agreement are payable in full on the maturity date. As part of the Credit Agreement, we incur a $0.3 million fee per annum, payable annually. The loans under the Credit Agreement bear interest, at our option, at either a rate based on the Adjusted Term SOFR or a base rate, in each case plus a margin. The base rate is the highest of the prime rate, the federal funds rate plus 0.50% and the three-month Adjusted Term SOFR plus 1.00%. The Second Amendment reduced the margin from 7.50% to 7.00% for Adjusted Term SOFR loans and from 6.50% to 6.00% for base rate loans. As of December 31, 2024, the interest rate was 11.78%. For the years ended December 31, 2024 and 2023, we incurred interest expense of $9.2 million and $9.1 million, respectively. As of December 31, 2024, the carrying value of the loan under the Credit Agreement was $68.5 million and we were in compliance with our loan covenants. See Note 12 – Debt in our Notes to Consolidated Financial Statements for additional information regarding the Credit Agreement.

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

Cash Activities

Our cash flows for the years ended December 31, 2024 and 2023 are summarized as follows (in thousands):

	Year Ended December 31,
	2024	2023
Net cash used in operating activities	$(18,366)	$(6,692)
Net cash used in investing activities	(48,421)	(15,893)
Net cash used in financing activities	(9,674)	(6,224)

Operating Activities

Net cash used in operating activities primarily consists of net income (loss), adjusted for certain non-cash items, including deferred income taxes, stock-based compensation expense, depreciation and amortization, amortization of intangible assets and internally developed software, other non-cash items, and the effect of changes in working capital and other activities.

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

Year Ended December 31, 2024 – Net cash used in operating activities of $18.4 million during 2024 was primarily driven by changes in net operating assets and liabilities of $81.7 million, partially offset by adjustments for non-cash items of $53.3 million and net income of $10.1 million. Cash used from changes in net operating assets and liabilities during 2024 primarily consisted of increases of $81.9 million in contract assets – commissions receivable, $12.8 million in accounts receivable and $4.2 million in prepaid expenses, partially offset by a decrease of $16.2 million in accounts payable. Adjustments for non-cash items primarily consisted of $19.9 million of stock-based compensation expense, $14.4 million of amortization of internally developed software, $9.2 million in deferred income taxes, $7.5 million of impairment charges and $2.0 million in depreciation and amortization expense.

Year Ended December 31, 2023 – Net cash used in operating activities of $6.7 million during 2023 was, primarily driven by a net loss of $28.2 million and changes in net operating assets and liabilities of $19.6 million, partially offset by adjustments for non-cash items of $41.2 million. Cash used from changes in net operating assets and liabilities during 2023 primarily consisted of increases of $33.6 million in contract assets – commissions receivable and $1.9 million in prepaid expenses as well as a decrease of $3.4 million in accrued marketing expenses, partially offset by increases of $20.1 million in accrued compensation and benefits. Adjustments for non-cash items primarily consisted of $23.2 million of stock-based compensation expense and $17.4 million of amortization of internally developed software and $2.5 million in depreciation and amortization expense, partially offset by $2.7 million in deferred income taxes.

Investing Activities

Our investing activities primarily consist of purchases and redemption of marketable securities, purchases of computer hardware and software to enhance our website and advisor enrollment center operations, capitalized internal-use software and security deposit payments.

Year Ended December 31, 2024 – Net cash used in investing activities of $48.4 million during 2024 mainly consisted of $97.0 million used to purchase marketable securities and $10.8 million of capitalized internal-use software and website development costs, partially offset by $61.4 million of proceeds from redemption and maturities of marketable securities.

Year Ended December 31, 2023 – Net cash used in investing activities of $15.9 million during 2023 mainly consisted of $54.5 million used to purchase marketable securities and $8.7 million of capitalized internal-use software and website development costs, partially offset by $49.4 million of proceeds from redemption and maturities of marketable securities.

Financing Activities

Year Ended December 31, 2024 – Net cash used in financing activities of $9.7 million during 2024 was primarily attributable to $5.6 million of preferred stock cash dividends, $3.4 million of cash used for share repurchases to satisfy employee tax withholding obligations and $1.1 million for payment of debt issuance costs.

Year Ended December 31, 2023 – Net cash used in financing activities of $6.2 million during 2023 was primarily attributable to $3.5 million of preferred stock cash dividends and $3.3 million of cash used for share repurchases to satisfy employee tax withholding obligations.

See Note 6 – Convertible Preferred Stock in our Notes to Consolidated Financial Statements for information regarding our preferred stock transaction in 2021. We also had $3.1 million and $3.1 million in restricted cash as of December 31, 2024 and 2023, respectively.

As of December 31, 2024 and 2023, we had a total of 13.4 million and 12.8 million shares held in treasury stock, respectively. This included 2.7 million and 2.1 million shares, respectively, as of December 31, 2024 and 2023 that were repurchased to satisfy tax withholding obligations and 10.7 million shares previously repurchased as of December 31, 2024 and 2023.

Seasonality

See Item 1, Business – Seasonality, for information regarding seasonal impacts on our business and financial condition and results of operations.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires us to make judgments, assumptions and estimates that affect the amounts reported in the consolidated financial statements and the accompanying notes. These estimates and assumptions are based on current facts, historical experience and various other factors that we believe are reasonable under the circumstances to determine reported amounts of assets, liabilities, revenue and expenses that are not readily apparent from other sources. To the extent there are material differences between our estimates and the actual results, our future consolidated results of comprehensive loss may be affected.

Among our significant accounting policies, which are described in Note 1 – Summary of Business and Significant Accounting Policies in our Notes to Consolidated Financial Statements, the following accounting policies and specific estimates involve a greater degree of judgments and complexity:

•Revenue recognition and contract assets - commissions receivable;
•Stock-based compensation; and
•Accounting for income taxes.

During the year ended December 31, 2024, there were no significant changes to our critical accounting policies and estimates.

Revenue Recognition and Contract Assets - Commissions Receivable

Commission Revenue – Our commission revenue results from approval of a submitted application from health insurance carriers, which we define as our customers under ASC 606. Our commission revenue is primarily comprised of commissions from health insurance carriers which is computed using the estimated constrained lifetime value (“LTV”) of commission payments that we expect to receive after the health insurance carrier approves the application, net of an estimated constraint. We estimate commission revenue for each insurance product by using a portfolio approach to a group of approved members by plan type and the effective month of the relevant plan, which we refer to as “cohorts”.

We estimate the commissions we expect to collect by evaluating various factors, including but not limited to estimating conversion of an approved member to a paying member, forecasting average plan duration and forecasting the commission amounts likely to be received per member. These assumptions are based on our analysis of historical trends for the different cohorts and incorporate management’s judgment in interpreting those trends to apply the constraints discussed below. The estimated average plan duration used to calculate Medicare health insurance plan LTVs historically has been approximately 2 to 5 years, while the estimated average plan duration used to calculate the LTV for major medical individual and family health insurance plans historically has been approximately 1.5 to 2 years. We provide annual services in selling and renewing small business health insurance plans; therefore, we recognize small business health insurance plan commission revenue at the time the plan is approved by the carrier, and when it renews each year thereafter, equal to the estimated commissions we expect to collect from the plan over the following 12 months.

We determine the constraint for each product by comparing cash collection patterns to our assumptions and analyze the drivers for variations. We then apply judgment in assessing whether the difference between historical cash collections and LTV is representative of differences that can be expected in future periods. We also analyze whether circumstances have changed and consider any known or potential modifications to the inputs into LTV in light of the factors that can impact the amount of cash expected to be collected in future periods including but not limited to commission rates, carrier mix, plan duration, changes in laws and regulations and cancellations of insurance plans offered by health insurance carriers with which we have a relationship. We evaluate the appropriateness of our constraints on an annual basis, and we update our assumptions when we observe a sufficient amount of evidence that would suggest that the long-term expectation underlying the assumptions has changed. To the extent we make changes to the assumptions we use to calculate constrained LTVs, we recognize any material impact of the changes to commission revenue in the reporting period in which the change is made, including revisions of estimated lifetime commissions either below or in excess of previously estimated constrained LTV recognized as revenue.

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

Stock-Based Compensation

We recognize stock-based compensation expense in the accompanying Consolidated Statements of Comprehensive Income (Loss) ratably based on the fair value of our stock-based awards over their respective requisite service periods, typically the vesting period, which is generally three to four years for service-based awards for employees and one year for outside directors or the one-year anniversary of achieving performance criteria for performance-based awards. Stock-based compensation expense is recognized net of estimated forfeitures. We estimate a forfeiture rate to calculate the stock-based compensation for all of our awards. We evaluate the appropriateness of the forfeiture rate based on historical forfeiture, analysis of employee turnover, and other factors. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The estimated attainment of performance-based awards and related expense is based on the achievement of certain financial targets over a predetermined performance period, subject to the discretion of the Company's compensation committee. The estimated grant date fair value of market-based performance awards is determined using the Monte-Carlo simulation model and requires the input of subjective assumptions. The estimated fair value for non-market-based performance stock units is estimated on the date of grant based on the current market price of our common shares. The estimated grant date fair value of our stock options is determined using the Black-Scholes-Merton pricing model and a single option award approach. The weighted-average expected term for stock options granted is calculated using historical option exercise behavior. The dividend yield is determined by dividing the expected per share dividend during the coming year by the grant date stock price. Through December 31, 2024, we had not declared or paid any cash dividends to common stockholders, and we do not expect to pay any in the foreseeable future. We base the risk-free interest rate on the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term of our stock options. Expected volatility is determined using a combination of the implied volatility of publicly traded options in our stock and historical volatility of our stock price. The assumptions used in calculating the fair value of stock-based payment awards and expected attainment of performance-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. We will continue to use judgment in evaluating the expected term and volatility related to our own stock-based awards on a prospective basis and incorporating these factors into the model. Changes in key assumptions could significantly impact the valuation of such instruments.

Accounting for Income Taxes

We account for income taxes using the liability method. Deferred income taxes are determined based on the differences between the financial reporting and tax bases of assets and liabilities, using enacted statutory tax rates in effect for the year in which the differences are expected to reverse.

Since tax laws and financial accounting standards differ in their recognition and measurement of assets, liabilities, equity, revenue, expenses, gains and losses, differences arise between the amount of taxable income and pretax financial income for a year and between the tax bases of assets or liabilities and their reported amounts in our financial statements. Because we assume that the reported amounts of assets and liabilities will be recovered and settled, respectively, a difference between the tax basis of an asset or a liability and its reported amount in the balance sheet will result in a taxable or a deductible amount in some future years when the related liabilities are settled or the reported amounts of the assets are recovered, which gives rise to a deferred tax asset or liability. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery does not meet the more likely than not criteria, we must establish a valuation allowance. Management judgment is required in determining any valuation allowance recorded against our net deferred tax assets.

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

Future changes in various factors, such as the amount of stock-based compensation we record during the period and the related tax benefit we realize upon the exercise of employee stock options, potential limitations on the use of our federal and state net operating loss credit carry forwards, pending or future tax law changes including rate changes and the tax benefit from or limitations on our ability to utilize research and development credits, the amount of non-deductible lobbying and acquisition-related costs, changes in our valuation allowance and state and foreign taxes, would impact our estimates. As a result, this could affect our effective tax rate and the amount of income tax expense we record, and pay, in future periods.

Recent Accounting Pronouncements

See Note 1 – Summary of Business and Significant Accounting Policies in our Notes to Consolidated Financial Statements for the recently issued accounting standards that could have an effect on us.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of eHealth, Inc.
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of eHealth, Inc. (the Company) as of December 31, 2024, and 2023, the related consolidated statements of comprehensive income (loss), stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 27, 2025 expressed an unqualified opinion thereon.

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
The Company recognized commission revenue of approximately $461.6 million in 2024 and related commissions receivable were approximately $1,000 million at December 31, 2024. As described in Notes 1 and 2 to its consolidated financial statements, the Company’s commission revenue is recognized as the amount of the total estimated lifetime value (“LTV”) of the commissions expected to be received when a member obtains a plan through the Company and is approved by a carrier.

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

Our audit procedures also included, among others, evaluating the methodologies used and significant assumptions discussed above, and testing the completeness and accuracy of the underlying data used by the Company. We involved our valuation specialists to assist in our testing of the estimated average plan duration, which includes member attrition assumptions, including performing certain corroborative calculations. We inspected and compared the results of the Company’s retrospective review analysis of historical estimates for certain plan effective years to historical cash collection experience, including reperforming the calculations and validating the completeness and accuracy of the underlying data used. In addition, we performed inquiries of key personnel regarding their evaluation of changes to LTV, the adjustments made to the constraint for current and expected future economic conditions, and any decisions on the timing and amount of adjustment revenue recognized. We also reviewed analyst reports, press releases, and other relevant third-party and/or industry trends data for contrary evidence including competitor data.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2000.

San Francisco, California
February 27, 2025

EHEALTH, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	December 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$39,197	$115,722
Short-term marketable securities	43,043	5,930
Accounts receivable	16,807	3,993
Contract assets – commissions receivable – current	242,467	244,663
Prepaid expenses and other current assets	12,961	12,044
Total current assets	354,475	382,352
Contract assets – commissions receivable – non-current	757,523	673,514
Property and equipment, net	4,437	4,864
Operating lease right-of-use assets	12,081	22,767
Restricted cash	3,090	3,090
Other assets	23,819	26,758
Total assets	$1,155,425	$1,113,345

Liabilities, convertible preferred stock and stockholders’ equity
Current liabilities:
Accounts payable	$23,448	$7,197
Accrued compensation and benefits	43,888	40,800
Accrued marketing expenses	16,612	20,340
Lease liabilities – current	7,732	7,070
Other current liabilities	4,331	3,131
Total current liabilities	96,011	78,538
Long-term debt	68,458	67,754
Deferred income taxes – non-current	38,870	29,687
Lease liabilities – non-current	20,731	28,333
Other non-current liabilities	5,418	4,949
Total liabilities	229,488	209,261
Commitments and contingencies (Note 8)
Convertible preferred stock, par value $0.001 per share; 2,250 issued and outstanding as of December 31, 2024 and 2023	337,509	298,053
Stockholders’ equity:
Preferred stock, par value $0.001 per share, other than convertible preferred stock; 7,750 authorized; none issued and outstanding as of December 31, 2024 and 2023	—	—
Common stock, par value $0.001 per share; 100,000 authorized; 43,225 and 41,457 issued as of December 31, 2024 and 2023, respectively; 29,846 and 28,629 outstanding as of December 31, 2024 and 2023, respectively	43	41
Additional paid-in capital	773,371	798,786
Treasury stock, at cost: 13,379 and 12,828 shares as of December 31, 2024 and 2023, respectively	(199,998)	(199,998)
Retained earnings	15,246	7,284
Accumulated other comprehensive loss	(234)	(82)
Total stockholders’ equity	588,428	606,031
Total liabilities, convertible preferred stock and stockholders’ equity	$1,155,425	$1,113,345

The accompanying notes are an integral part of these consolidated financial statements.

EHEALTH, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share amounts)

	Year Ended December 31,
	2024	2023
Revenue
Commission	$461,647	$403,924
Other	70,763	48,947
Total revenue	532,410	452,871
Operating costs and expenses
Cost of revenue	1,794	1,771
Marketing and advertising	190,837	172,640
Customer care and enrollment	163,448	149,562
Technology and content	53,520	58,609
General and administrative	89,765	99,363
Impairment, restructuring and other charges	9,475	—
Total operating costs and expenses	508,839	481,945
Income (loss) from operations	23,571	(29,074)
Interest expense	(11,159)	(10,974)
Other income, net	6,900	9,453
Income (loss) before income taxes	19,312	(30,595)
Provision for (benefit from) income taxes	9,255	(2,381)
Net income (loss)	10,057	(28,214)
Preferred stock dividends	(22,249)	(20,965)
Change in preferred stock redemption value	(22,768)	(17,336)
Net loss attributable to common stockholders	$(34,960)	$(66,515)

Net loss per share attributable to common stockholders:
Basic and diluted	$(1.19)	$(2.37)
Weighted-average number of shares used in per share amounts:
Basic and diluted	29,335	28,016
Comprehensive income (loss):
Net income (loss)	$10,057	$(28,214)
Unrealized holding gain on available for sale debt securities, net of tax	55	10
Foreign currency translation adjustments	(207)	(19)
Comprehensive income (loss)	$9,905	$(28,223)

The accompanying notes are an integral part of these consolidated financial statements.

EHEALTH, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance as of December 31, 2022	39,977	$40	$777,187	12,415	$(199,998)	$73,799	$(73)	$650,955
Issuance of common stock in connection with equity incentive plans	1,338	1	—	—	—	—	—	1
Repurchase of shares to satisfy employee tax withholding obligations	—	—	(3,331)	413	—	—	—	(3,331)
Dividends and accretion related to convertible preferred stock	—	—	—	—	—	(38,301)	—	(38,301)
Issuance of common stock for employee stock purchase program	142	—	677	—	—	—	—	677
Stock-based compensation	—	—	24,253	—	—	—	—	24,253
Other comprehensive loss, net of tax	—	—	—	—	—	—	(9)	(9)
Net loss	—	—	—	—	—	(28,214)	—	(28,214)
Balance as of December 31, 2023	41,457	$41	$798,786	12,828	$(199,998)	$7,284	$(82)	$606,031
Issuance of common stock in connection with equity incentive plans	1,687	2	—	—	—	—	—	2
Repurchase of shares to satisfy employee tax withholding obligations	—	—	(3,415)	551	—	—	—	(3,415)
Dividends and accretion related to convertible preferred stock	—	—	(42,922)	—	—	(2,095)	—	(45,017)
Issuance of common stock for employee stock purchase program	81	—	354	—	—	—	—	354
Stock-based compensation	—	—	20,568	—	—	—	—	20,568
Other comprehensive loss, net of tax	—	—	—	—	—	—	(152)	(152)
Net income	—	—	—	—	—	10,057	—	10,057
Balance as of December 31, 2024	43,225	$43	$773,371	13,379	$(199,998)	$15,246	$(234)	$588,428

The accompanying notes are an integral part of these consolidated financial statements.

EHEALTH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2024	2023
Operating activities:
Net income (loss)	$10,057	$(28,214)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,983	2,540
Amortization of internally developed software	14,355	17,376
Stock-based compensation expense	19,881	23,213
Deferred income taxes	9,183	(2,672)
Impairment charges	7,479	—
Other non-cash items	429	701
Changes in operating assets and liabilities:
Accounts receivable	(12,814)	(1,361)
Contract assets – commissions receivable	(81,917)	(33,594)
Prepaid expenses and other assets	(4,206)	(1,948)
Accounts payable	16,173	487
Accrued compensation and benefits	3,087	20,110
Accrued marketing expenses	(3,728)	(3,430)
Deferred revenue	1,411	1,278
Accrued expenses and other liabilities	261	(1,178)
Net cash used in operating activities	(18,366)	(6,692)
Investing activities:
Capitalized internal-use software and website development costs	(10,762)	(8,693)
Purchases of property and equipment and other assets	(2,094)	(2,086)
Purchases of marketable securities	(96,985)	(54,514)
Proceeds from redemption and maturities of marketable securities	61,420	49,400
Net cash used in investing activities	(48,421)	(15,893)
Financing activities:
Payment of debt issuance costs	(1,050)	—
Net proceeds from exercise of common stock options and employee stock purchases	354	677
Repurchase of shares to satisfy employee tax withholding obligations	(3,413)	(3,330)
Principal payments in connection with leases	(4)	(38)
Payments of preferred stock dividends	(5,561)	(3,533)
Net cash used in financing activities	(9,674)	(6,224)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(64)	(19)
Net decrease in cash, cash equivalents and restricted cash	(76,525)	(28,828)
Cash, cash equivalents and restricted cash at beginning of period	118,812	147,640
Cash, cash equivalents and restricted cash at end of period	$42,287	$118,812
Supplemental disclosure of cash flows
Cash paid for interest	$9,232	$9,054
Cash payments for income taxes, net	$(441)	$(327)

The accompanying notes are an integral part of these consolidated financial statements.

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Summary of Business and Significant Accounting Policies

Description of Business – eHealth, Inc., a Delaware corporation, and its consolidated subsidiaries (collectively, “eHealth”) is a leading private health insurance marketplace with a technology and service platform that provides consumer engagement, education and health insurance enrollment solutions. Our mission is to expertly guide consumers through their health insurance enrollment and related options, when, where and how they prefer. Our platform leverages technology to solve a critical problem in a large and growing market by aiding consumers in what has traditionally been a complex, confusing, and opaque health insurance purchasing process. Our omnichannel consumer engagement platform differentiates our offering from competitors and enables consumers to use our services online, by telephone with a licensed insurance agent, or benefit advisor, or through a hybrid online assisted interaction that includes live agent chat and co-browsing capabilities. We have created a consumer-centric marketplace that offers consumers a broad choice of insurance products that includes thousands of Medicare Advantage, Medicare Supplement, Medicare Part D prescription drug, individual, family, small business and other ancillary health insurance products from over 180 health insurance carriers nationwide. Our plan recommendation tool curates this broad plan selection by analyzing consumer health-related information against plan data for insurance coverage fit. This tool is supported by a unified data platform and is available to our ecommerce consumers and our benefit advisors. We strive to be the most trusted, unbiased, transparent partner to consumers in their journeys through the health insurance market.

Unless otherwise specified or required by the context, references in this Annual Report on Form 10-K to “eHealth,” “the Company,” “we,” “us” or “our” mean eHealth, Inc. and its consolidated direct and indirect wholly owned subsidiaries.

Basis of Presentation – Our consolidated financial statements include the accounts of eHealth, Inc. and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Certain prior period amounts have been reclassified to conform with our current period presentation.

Beginning in the first quarter of 2024, primarily as a result of vacating excess office space, we modified our methodology used in allocating our facilities-related expenses to marketing and advertising, customer care and enrollment and technology and content. As a result, these costs are now reported within the “General and administrative” line in our Consolidated Statements of Comprehensive Income (Loss). We have recast the Consolidated Statements of Comprehensive Income (Loss) for the prior periods presented to conform to our current methodology. This resulted in a classification change of expenses from marketing and advertising, customer care and enrollment and technology and content into general and administrative. There was no impact to total operating costs and expenses, income (loss) from operations, net income (loss) or net loss per share attributable to common stockholders on our Consolidated Statements of Comprehensive Income (Loss).

Estimates and Judgments – The preparation of consolidated financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates, including those related to, but not limited to, the fair value of investments, the commissions we expect to collect for each approved member cohort, valuation allowance for deferred income taxes, uncertain tax positions and the assumptions used in determining stock-based compensation. We base our estimates of the carrying value of certain assets and liabilities on historical experience and on various other assumptions that we believe to be reasonable. Actual results may differ from these estimates.

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
_______
*Lesser of useful life or related lease term

See Note 3 – Supplemental Financial Statement Information for additional information regarding our property and equipment.

Leases – We account for leases in accordance with Accounting Standards Codification (“ASC”) 842, Leases. We determine if an arrangement is a lease at inception. Our lease portfolio is primarily composed of operating leases for corporate offices and are included in operating lease right-of-use (“ROU”) assets and lease liabilities on our Consolidated Balance Sheets. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease.

Operating lease ROU assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The operating lease ROU asset also includes any lease payments made to the lessor at or before the commencement date and initial direct costs incurred by us and excludes lease incentives received from the lessor. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. As the Company's leases generally do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date. In determining the present value of lease payments, we utilize the assistance of third-party specialists to assist us in determining our yield curve based upon our credit rating, lease term and adjustment for security.

Intangible Assets – Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate a potential reduction in their fair values below their respective carrying amounts. We must make subjective judgments regarding the remaining useful lives of assets with finite useful lives. When we determine that the useful life of an asset is shorter than we had originally estimated, we accelerate the rate of amortization over the assets’ new, remaining useful life. Intangible assets with finite useful lives, which include purchased technology, pharmacy and customer relationships, trade names, and certain trademarks, are amortized over their estimated useful lives. See Note 3 – Supplemental Financial Statement Information for additional information regarding our intangible assets.

Other Long-Lived Assets – We evaluate other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value.

Revenue Recognition – We account for revenue under ASC 606, Revenue from Contracts with Customers. Our revenue consists of commission revenue and other revenue. The core principle of ASC 606 is to recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. Accordingly, we recognize revenue for our services through the application of the following steps:

•Identification of the contract, or contracts, with a customer.
•Identification of the performance obligations in the contract.

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
•Determination of the transaction price.
•Allocation of the transaction price to the performance obligations in the contract.
•Recognition of revenue when, or as, we satisfy a performance obligation.

Commission Revenue. Our commission revenue results from approval of a submitted application from health insurance carriers, which we define as our customers under ASC 606. Our commission revenue is primarily comprised of commission payments from health insurance carriers and is computed using the estimated constrained lifetime value (“LTV”) of commission payments that we expect to receive. We estimate commission revenue for each insurance product by using a portfolio approach to a group of approved members by plan type and the effective month of the relevant plan, which we refer to as “cohorts.” We recognize revenue for plans approved during the period by applying the latest estimated constrained LTV for that product. We recognize adjustment revenue for plans approved in prior periods when changes in assumptions for constrained LTV calculations are made and when there is sufficient evidence demonstrating a trend that is different from the estimated constrained LTV at the time of approval resulting in a change in estimate to expected cash collections. Net adjustment revenue consists of increases in revenue for certain prior period cohorts as well as reductions in revenue for certain prior period cohorts. We recognize positive adjustments to revenue to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. We assess the risk of significant revenue reversal based on statistical and qualitative analysis given historical information and current market conditions.

Our commission revenue for each product line is based on a number of assumptions, which include, but are not limited to, estimating conversion of an approved member to a paying member, forecasting average plan duration and forecasting the commission amounts likely to be received per member. These assumptions are based on our analysis of historical trends for the different cohorts and incorporate management’s judgment in interpreting those trends and applying the constraints discussed below. For our Medicare commission revenue, which represented 93% and 89% of our total commission revenue for the years ended December 31, 2024 and 2023, respectively, the estimated average plan duration, which is the average length of time paying members are active on their plans, used to calculate Medicare health insurance plan LTVs has been approximately 2 to 3 years for Medicare Advantage plans and approximately 4 to 5 years for both Medicare Supplement and Medicare Part D prescription drug plans. While the average plan duration has been approximately 2 to 3 years for Medicare Advantage plans, certain members can have a duration of up to approximately 15 years. The estimated average plan duration used to calculate the LTV for major medical individual and family health insurance plans has been approximately 1.5 to 2 years. For short term health insurance plan LTVs, the estimated average plan duration has been approximately six months. For all other ancillary health insurance plan LTVs, the estimated average plan duration has historically varied from 1 to 6 years.

Constraints are applied to LTV for revenue recognition purposes to help ensure that the total estimated lifetime commissions expected to be collected for an approved member’s plan are recognized as revenue only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with future commissions receivable is subsequently resolved. Significant judgment can be involved in determining the constraint. To determine the constraints to be applied to LTV, we compare cash collection patterns to our assumptions and analyze the drivers for variations. We then apply judgment in assessing whether the variation between historical cash collections and LTV is representative of variations that can be expected in future periods. We also analyze whether circumstances have changed and consider any known or potential modifications to the inputs into LTV in light of the factors that can impact the amount of cash expected to be collected in future periods, including but not limited to contracted commission rates, carrier mix, plan duration, cancellations of insurance plans offered by health insurance carriers with which we have a relationship, changes in laws and regulations, and changes in the economic environment. We evaluate the appropriateness of our constraints on an annual basis, at least, and update our assumptions when we observe a sufficient amount of evidence that would suggest that the long-term expectation underlying the assumptions has changed.

We re-compute LTVs for all outstanding cohorts on a quarterly basis. We continually review and monitor changes in the data used to estimate LTV and compare the cash received for each cohort to our original estimates at the time of approval. The fluctuations of cash received for each cohort as compared to our estimates and the fluctuations in LTV can be significant and may or may not be indicative of the need to adjust revenue for prior period

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
cohorts. We analyze these fluctuations and, to the extent we see changes in our estimates of the cash commission collections that we believe are indicative of an increase or decrease to prior period LTVs, we adjust revenue for the affected cohorts at the time such determination is made and when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. As we accumulate more historical data, we continue to enhance our LTV estimation models using statistical tools to increase the accuracy of LTV estimates with an emphasis on improving member attrition forecasting. The enhancements to the LTV estimation model provide greater statistical certainty on expected cash collections, particularly for earlier period cohorts where there is more historical data available. Changes in LTV may result in an increase or a decrease to revenue and a corresponding increase or decrease to contract assets – commissions receivable.

In the first effective plan year of a Medicare Advantage and Medicare Part D prescription drug plan, for which we are the broker of record, we receive a fixed, annual commission payment from health insurance carriers generally after the plan is approved by the carrier and becomes effective. We also receive a fixed commission that is prorated for the remaining number of months in the calendar year, if applicable. Additionally, if the plan is the first Medicare Advantage or Medicare Part D prescription drug plan issued to the member, either because the beneficiary just became eligible or has previously been covered through Original Medicare, we may receive a higher commission rate that covers a full 12-month period, regardless of the plan’s effective month. Beginning with the second plan year and for as long as the member remains on that plan, we typically receive fixed, monthly commissions for Medicare Advantage and Medicare Part D prescription drug plans, continuing until either the plan is cancelled or we are no longer the broker of record.

For individual and family, Medicare Supplement, small business and ancillary plans, our commissions generally represent a flat amount per member per month or a percentage of the premium amount collected by the carrier while the member maintains coverage. Premium-based commissions are reported to us after the health insurance carrier collects premiums, generally every month. We continue to receive commissions from the relevant health insurance carrier until the health insurance plan is cancelled or we are no longer the broker of record. We provide annual services in selling and renewing small business health insurance plans; therefore, we recognize small business health insurance plan commission revenue at the time the plan is approved by the carrier, and when it renews each year thereafter, equal to the estimated commissions we expect to collect from the plan over the following 12 months.

For our Medicare segment, our commissions may also include certain bonus payments, which are generally based on attaining predetermined target sales levels or other objectives set by the health insurance carriers.

See Note 2 – Revenue for additional information regarding our commission revenue.

Other Revenue. Our non-Medicare plan related sponsorship and advertising program allows carriers to purchase advertising space in specific markets in a sponsorship area on our website. In return, we are typically paid a fee, which is recognized over the period that advertising is displayed, and often a performance fee based on metrics such as submitted health insurance applications, which is recognized when the service has been performed. We also offer our Medicare advertising program, where we may engage in other activities including marketing. In these instances, we are typically paid a fixed, up-front fee, which we recognize as revenue ratably over the service period as service is performed.

In our non-broker of record arrangements, we facilitate beneficiary enrollment in Medicare-related health insurance plans with health insurance carriers without becoming the broker of record. Under these arrangements, we receive one-time fees determined by contract terms. Our services are complete once the submitted application is approved by the relevant health insurance carrier. Accordingly, we recognize fee income based upon the fee we expect to receive for selling the plan after the carrier approves an application.

In certain arrangements where we work as captive agents for specific health insurance carriers, we recognize revenue for customer care and enrollment (“CC&E”) and marketing fees paid to us by the health insurance carriers in the period the services are performed.

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
We also generate revenue from agreements with carriers to perform post enrollment services for members in Medicare-related health insurance plans. We typically are paid a fixed fee upon completion of the specific service and the revenue is recognized in the period the service was completed.

We may generate revenue from our commercial technology licensing, which allows carriers the use of our ecommerce platform to offer their own health insurance policies on their websites and agents to utilize our technology to power their online quoting, content and application submission processes. Typically, we are paid a one-time implementation fee, which we recognize on a straight-line basis until the implementation is complete, and a performance fee based on metrics such as submitted health insurance applications. The performance fees are based on performance criteria. In instances where the performance criteria data is tracked by us, we recognize revenue in the period of performance and when all other revenue recognition criteria has been met. In instances where the performance criteria data is tracked by the third party, we recognize revenue when reversal of such amounts is probable to not occur.

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

Deferred Revenue – Deferred revenue includes deferred fees and amounts collected from advertising, sponsorship or technology licensing customers in advance of our performing our service for such customers. It also includes the amount by which both unbilled and billed services provided under our technology licensing arrangements exceed the revenue recognized to date.

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

Marketing and Advertising Expenses – Marketing and advertising expenses consist primarily of member acquisition expenses associated with our direct marketing and marketing partner channels, in addition to compensation and other expenses related to marketing, business development, partner management, public relations and carrier relations personnel who support our offerings. Our direct channel expenses may consist of costs for direct mail, email marketing, paid keyword search advertising on search engines and paid social platforms, search engine optimization and television and radio advertising. We recognize direct marketing expenses in our direct member acquisition channel in the period in which they are incurred, including in the period in which the consumer clicks on the advertisement for direct online channels. Our marketing partner channel expenses primarily consist of fees paid to marketing partners with which we have a relationship. Advertising costs for our marketing partner channel are expensed as incurred. Advertising costs incurred in the years ended December 31, 2024 and 2023 totaled $164.2 million and $148.7 million, respectively.

Research and Development Expenses – Research and development expenses consist primarily of compensation and related expenses incurred for employees on our engineering and technical teams, which are expensed as incurred. Research and development costs, which totaled $12.4 million and $13.7 million for the years ended December 31, 2024 and 2023, respectively, are primarily included in the “Technology and content” line in the accompanying Consolidated Statements of Comprehensive Income (Loss).

Internal-Use Software and Website Development Costs – We capitalize costs of materials, consultants and compensation and benefits costs of employees who devote time to the development of internal-use software and websites during the application development stage. The amortization expenses of these assets are recorded in the “Technology and content” line in the accompanying Consolidated Statements of Comprehensive Income (Loss). Our judgment is required in determining the point at which various projects enter the phases where costs may be capitalized, in assessing the ongoing value of the capitalized costs and in determining the estimated useful lives

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
over which the costs are amortized, which is generally 3 years. For the years ended December 31, 2024 and 2023, we capitalized internal-use software and website development costs of $11.5 million and $9.7 million, respectively, and recorded amortization expense of $14.4 million and $17.4 million, respectively. Capitalized internal-use software and website development costs are included in other assets on our Consolidated Balance Sheets and were $20.7 million and $23.6 million as of December 31, 2024 and 2023, respectively. See Note 5 - Equity for the amount of stock-based compensation capitalized for internal-use software.

Stock-Based Compensation – We grant stock-based awards to officers, certain other employees of the Company and outside directors. The stock-based awards have consisted of stock options, restricted stock units and performance-based stock units. We treat service-based awards with graded vesting as a single award. We recognize stock-based compensation expense ratably based on the fair value of our stock-based awards over their respective requisite service periods, typically the vesting period, which is generally three to four years for service-based awards for employees and one year for outside directors or the one-year anniversary of achieving performance criteria for performance-based awards. Stock-based compensation expense is recognized net of estimated forfeitures.

Stock Options. Our stock options have consisted of service, performance and market-based awards and have exercise prices equal to the market price of the underlying common shares on the date of grant and a term of seven years. The estimated grant date fair value of our stock options is estimated using the Black-Scholes option-pricing model and a single option award approach. The weighted-average expected term for stock options granted is calculated using historical option exercise behavior. The dividend yield is determined by dividing the expected per share dividend during the coming year by the grant date stock price. Through December 31, 2024, we had not declared or paid any cash dividends to common stockholders. We base the risk-free interest rate on the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term of our stock options. Expected volatility is determined using a combination of the implied volatility of publicly traded options in our stock and historical volatility of our stock price.

Restricted and Performance-Based Stock Units. Our restricted stock units consist of service-based award. Our performance-based stock units are subject to certain performance metrics, which may be market-based or non-market-based financial metrics. Our market-based performance stock units are contingent upon the attainment of certain stock prices generally over a four-year performance period. Our non-market-based performance metrics are contingent upon attainment of certain financial performance metrics generally over a one or two-year performance period. Performance-based stock units vest on the one-year anniversary of the date of achievement, subject to the employee’s continued service through the vesting date. Each restricted and performance-based stock unit represents a contingent right to receive a share of our common stock upon predetermined criteria.

The fair value for restricted and non-market-based performance stock units is estimated on the date of grant based on the current market price of our common shares. The grant date fair value of market-based performance stock awards is determined using the Monte-Carlo simulation model and requires the input of subjective assumptions. The weighted-average expected term is based on the likelihood of achievement using historical behavior. The dividend yield is based on our dividend payment history and expectation of future dividend payments. Through December 31, 2024, we had not declared or paid any cash dividends to common stockholders. We base the risk-free interest rate on the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the length of the remaining performance period. Expected volatility is determined using a combination of the implied volatility of publicly traded options in our stock and historical volatility of our stock price.

Based on the extent to which metrics are achieved, vested units may range from zero and 200% of the target number of performance-based stock units. For performance-based stock units that do not contain a market condition, the total amount of compensation expense recognized reflects management’s assessment of the probability that performance goals will be achieved. A cumulative adjustment is recognized to compensation expense in the current period to reflect any changes in the probability of achievement of performance goals. The estimated attainment of performance-based awards is also subject to continued service through the vesting date and ultimately are subject to the discretion of the Company’s compensation committee. The assumptions used in calculating the fair value of stock-based payment awards and expected attainment of performance-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
judgment. We will continue to use judgment in evaluating the expected term and volatility related to our own stock-based awards on a prospective basis and incorporating these factors into the model. Changes in key assumptions could significantly impact the valuation of such instruments.

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

401(k) Plan – Our Board of Directors adopted a defined contribution retirement plan (“401(k) Plan”) in 1998, which qualifies under Section 401(k) of the Internal Revenue Code of 1986. Participation in the 401(k) Plan is available to substantially all employees in the United States. Employees may contribute up to 85% of their salary, subject to applicable annual Internal Revenue Code limits and are permitted to make both pre-tax and after-tax contributions. Employee contributions are fully vested when contributed. We contribute a maximum of 100% of the first 3% of compensation a participant contributes to the 401(k) Plan, which vests immediately. Our matching contributions to the 401(k) Plan are discretionary and are expensed as incurred. We recognized expense of $4.2 million and $3.6 million for the years ended December 31, 2024 and 2023, respectively, related to 401(k) matching contributions.

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

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Recently Adopted Accounting Pronouncements

Segment Reporting (Topic 280) — In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU updates reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of a segment’s profit or loss. ASU 2023-07 does not change how a public entity identifies its operating segments, aggregates those operating segments or applies the quantitative thresholds to determine its reportable segments. The ASU is effective for fiscal years beginning after December 15, 2023 and interim periods beginning after December 15, 2024 and adoption of the ASU should be applied retrospectively to all prior periods presented in the financial statements with early adoption permitted. We have adopted ASU 2023-07 retrospectively in our consolidated financial statements and related disclosures. See Note 9 - Segment and Geographic Information for additional information.

Recently Issued Accounting Pronouncements Not Yet Adopted

Income Taxes (Topic 740) — In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which will require public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as additional disclosure on income taxes paid. The ASU is effective on a prospective basis for fiscal years beginning after December 15, 2024 for public entities and early adoption is permitted. We are currently evaluating the impact of adopting of this ASU on our consolidated financial statements and related disclosures.

Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40) — In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU will require more detailed information about specified categories of expenses (purchases of inventory, employee compensation, depreciation, intangible asset amortization and depletion) included in certain expense captions presented on the face of the income statement. The ASU is effective for fiscal years beginning after December 15, 2026 and for interim periods beginning after December 15, 2027. The ASU may be applied either prospectively to financial statements issued for reporting periods after the effective date of this ASU or retrospectively to all prior periods presented in the financial statements and early adoption is permitted. We are currently evaluating the impact of adopting this ASU on our consolidated financial statements and related disclosures.

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 2 – Revenue

Disaggregation of Revenue – The table below depicts the disaggregation of revenue by product and is consistent with how we evaluate our financial performance (in thousands):

	Year Ended December 31,
	2024	2023
Medicare
Medicare Advantage	$394,942	$335,849
Medicare Supplement	19,634	13,825
Medicare Part D	12,773	11,180
Total Medicare	427,349	360,854
Individual and Family (1)
Non-Qualified Health Plans	3,640	10,640
Qualified Health Plans	4,762	6,020
Total Individual and Family	8,402	16,660
Ancillary
Short-term	2,317	3,319
Dental	3,514	3,151
Vision	2,062	1,627
Other	2,894	2,657
Total Ancillary	10,787	10,754
Small Business	11,545	17,669
Commission Bonus and Other	3,564	(2,013)
Total Commission Revenue	461,647	403,924
Other Revenue
Sponsorship and Advertising Revenue	45,481	38,743
Fee-based and Other Revenue	25,282	10,204
Total Other Revenue	70,763	48,947
Total Revenue	$532,410	$452,871
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

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Commission revenue by segment is presented in the table below (in thousands):

	Year Ended December 31,
	2024	2023
Medicare
Commission revenue from members approved during the period	$412,887	$326,087
Net commission revenue from members approved in prior periods (1)	18,678	33,544
Total Medicare segment commission revenue	$431,565	$359,631
Employer and Individual
Commission revenue from members approved during the period	$16,463	$19,789
Commission revenue from renewals of small business members during the period	9,562	9,973
Net commission revenue from members approved in prior periods (1)	4,057	14,531
Total Employer and Individual segment commission revenue	$30,082	$44,293

Total commission revenue from members approved during the period	$429,350	$345,876
Commission revenue from renewals of small business members during the period	9,562	9,973
Total net commission revenue from members approved in prior periods (1)(2)	22,735	48,075
Total commission revenue	$461,647	$403,924
_______
(1)    These amounts reflect our revised estimates of cash collections for certain members approved prior to the relevant reporting period that are recognized as adjustments to revenue within the relevant reporting period. The net commission revenue from members approved in prior periods, or the net adjustment revenue includes both increases as well as reductions in revenue for certain prior period cohorts.
(2)     The after-tax impact of total net commission revenue from members approved in prior periods for the years ended December 31, 2024 and 2023 was $0.59 and $1.30 per basic and diluted share, respectively. The total reductions to revenue from members approved in prior periods were $5.3 million and $4.3 million for the years ended December 31, 2024 and 2023, respectively. These reductions to revenue primarily relate to the Medicare segment.

LTV Estimation Model

During 2024, we observed increases in new paying members, stronger constraint release and commission rate increases for our Medicare segment. Based on our evaluation of the updated LTV models and improved retention and commission rate trends, we recorded $18.7 million of net adjustment revenue for the year ended December 31, 2024. In addition, we continued to observe stronger constraint release and commission retention rate increases in our LTV assessments for the majority of the earlier period cohorts of certain products in our E&I segment and as a result, we recognized $4.1 million of net adjustment revenue for the year ended December 31, 2024. We will continue to monitor our member retention rates as compared to our forecasts and other market factors and evaluate whether any addition or reduction of adjustment revenue shall be recorded as we continue to assess our LTV models in future periods.

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

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 3 – Supplemental Financial Statement Information

Cash, Cash Equivalents and Restricted Cash

Our cash, cash equivalents and restricted cash balances are summarized as follows (in thousands):

	December 31, 2024	December 31, 2023
Cash	$10,927	$7,114
Cash equivalents	28,270	108,608
Cash and cash equivalents	39,197	115,722
Restricted cash	3,090	3,090
Total cash, cash equivalents and restricted cash	$42,287	$118,812

As of December 31, 2024 and 2023, we had $3.1 million of restricted cash which was classified as a non-current asset on our Consolidated Balance Sheets. This amount collateralizes letters of credit related to certain lease commitments.

Contract Assets and Accounts Receivable

We do not require collateral or other security for our contract assets and accounts receivable. We believe the potential for collection issues with any of our customers was minimal as of December 31, 2024.

We estimate an allowance for credit losses using relevant available information from internal and external sources, related to past events, current conditions, and reasonable and supportable forecasts. Specifically, for the purpose of measuring the probability of default parameters, we utilize Capital IQ’s, Standard & Poor’s and Moody’s analytics. Our estimates of loss given default are determined by using our historical collections data as well as historical information obtained through our research and review of other insurance related companies. Our estimated exposure at default is determined by applying these internal and external data sources to our commissions receivable balances. As such, we apply an immediate reversion method and revert to historical loss information when computing our credit loss exposure. Credit loss expenses are assessed quarterly and included in the “General and administrative” line in our Consolidated Statements of Comprehensive Income (Loss). There were no write-offs during the years ended December 31, 2024 and 2023.

The change in the allowance for credit losses is summarized as follows (in thousands):

	December 31, 2024	December 31, 2023
Beginning balance	$2,118	$2,398
Change in allowance	104	(280)
Ending balance	$2,222	$2,118

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Our contract assets – commissions receivable activities, net of credit loss allowances, are summarized as follows (in thousands):

	Year Ended December 31, 2024
	Medicare Segment	E&I Segment	Total
Beginning balance	$847,332	$70,845	$918,177
Commission revenue from members approved during the period	412,887	16,463	429,350
Commission revenue from renewals of small business members during the period	—	9,562	9,562
Net commission revenue from members approved in prior periods	18,678	4,057	22,735
Cash receipts	(341,860)	(37,870)	(379,730)
Net change in credit loss allowance	(97)	(7)	(104)
Ending balance	$936,940	$63,050	$999,990

	Year Ended December 31, 2023
	Medicare Segment	E&I Segment	Total
Beginning balance	$817,043	$67,261	$884,304
Commission revenue from members approved during the period	326,087	19,789	345,876
Commission revenue from renewals of small business members during the period	—	9,973	9,973
Net commission revenue from members approved in prior periods	33,544	14,531	48,075
Cash receipts	(329,600)	(40,731)	(370,331)
Net change in credit loss allowance	258	22	280
Ending balance	$847,332	$70,845	$918,177

Credit Risk

Our financial instruments that are exposed to concentrations of credit risk principally consist of cash, cash equivalents, marketable securities, contract assets – commissions receivable and accounts receivable. We invest our cash and cash equivalents with major banks and financial institutions and, at times, such investments are in excess of federally insured limits. We also have deposits with major banks in China that are denominated in both U.S. dollars and Chinese Yuan Renminbi and are not insured by the U.S. federal government. The deposits in China were $5.0 million as of December 31, 2024. See Note 4 – Fair Value Measurements for additional information regarding our marketable securities.

We do not require collateral or other security for either our contract assets or accounts receivable. Carriers that represented 10% or more of our total contract assets – commissions receivable and accounts receivable balances are summarized as follows:

	December 31, 2024	December 31, 2023
Humana	28%	27%
UnitedHealthcare (1)	27%	26%
Aetna (1)	17%	16%
_______
(1)Percentages include the carriers’ subsidiaries.

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Prepaid Expenses and Other Current Assets – Our prepaid expenses and other current assets are summarized as follows (in thousands):

	December 31, 2024	December 31, 2023
Prepaid software and maintenance contracts	$5,582	$5,328
Prepaid expenses	2,405	1,808
Prepaid licenses	2,358	2,739
Prepaid insurance	1,296	1,436
Other current assets	1,320	733
Prepaid expenses and other current assets	$12,961	$12,044

Property and Equipment, net – Our property and equipment, net are summarized as follows (in thousands):

	December 31, 2024	December 31, 2023
Computer equipment and software	$9,183	$9,008
Office equipment and furniture	928	2,875
Leasehold improvements	3,403	4,124
Property and equipment, gross	13,514	16,007
Less: accumulated depreciation and amortization	(9,077)	(11,143)
Property and equipment, net	$4,437	$4,864

Depreciation and amortization expense related to property and equipment for the years ended December 31, 2024 and 2023 was $2.0 million and $2.5 million, respectively. During 2024, we recognized $0.5 million of property and equipment impairment as a result of impairment charges on certain leased office spaces in the “Impairment, restructuring and other charges” line in our Consolidated Statements of Comprehensive Income (Loss). See Note 11 – Impairment, Restructuring and Other Charges for further discussion on our impairment charge in 2024.

Intangible Assets – As of December 31, 2024 and 2023, our intangible assets subject to amortization had a gross carrying value of $17.2 million and life-to-date accumulated amortization and impairment charges of $17.2 million. As of December 31, 2024 and 2023, our indefinite-lived intangible assets had a gross carrying value of $5.1 million and life-to-date impairment charges of $3.2 million. We had no amortization expense related to intangible assets for the years ended December 31, 2024 and 2023.

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

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Our financial assets measured at fair value on a recurring basis are summarized below by their classification within the fair value hierarchy as follows (in thousands):

	December 31, 2024
	Carrying Value	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents
Money market funds	$15,090	$15,090	$—	$—	$15,090
Commercial paper	10,562	—	10,562	—	10,562
Government securities	2,618	—	2,618	—	2,618
Short-term marketable securities
Commercial paper	17,799	—	17,799	—	17,799
Government securities	25,244	—	25,244	—	25,244
Total assets measured at fair value	$71,313	$15,090	$56,223	$—	$71,313

	December 31, 2023
	Carrying Value	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents
Money market funds	$11,576	$11,576	$—	$—	$11,576
Commercial paper	86,090	—	86,090	—	86,090
Government securities	10,942	—	10,942	—	10,942
Short-term marketable securities
Government securities	5,930	—	5,930	—	5,930
Total assets measured at fair value	$114,538	$11,576	$102,962	$—	$114,538

We endeavor to utilize the best available information in measuring fair value. Our money market funds are measured at fair value based on quoted prices in active markets and are classified as Level 1 within the fair value hierarchy. Our available for sale marketable securities, which include commercial paper and government securities with maturities of less than one year, are measured at fair value using quoted market prices to the extent available or alternative pricing sources and models utilizing market observable inputs and are classified as Level 2 within the fair value hierarchy. There were no transfers between the hierarchy levels during either of the years ended December 31, 2024 or 2023.

The following table summarizes our cash equivalents and available-for-sale debt securities by contractual maturity (in thousands):

	As of December 31, 2024		As of December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in 1 year	$71,297	$71,313	$114,577	$114,538

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unrealized gains and losses on available-for-sale debt securities that are not credit related are included in accumulated other comprehensive loss and summarized as follows (in thousands):

	December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents
Money market funds	$15,090	$—	$—	$15,090
Commercial paper	10,565	—	(3)	10,562
Government securities	2,618	—	—	2,618
Short-term marketable securities
Commercial paper	17,792	7	—	17,799
Government securities	25,232	12	—	25,244
Total	$71,297	$19	$(3)	$71,313

	December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents
Money market funds	$11,576	$—	$—	$11,576
Commercial paper	86,132	—	(42)	86,090
Government securities	10,940	2	—	10,942
Short-term marketable securities
Government securities	5,929	1	—	5,930
Total	$114,577	$3	$(42)	$114,538

As of December 31, 2024 and 2023, we had 11 and 20 securities, respectively, in a net unrealized loss position that were immaterial individually and in aggregate. We did not record any credit losses regarding our available-for-sale debt securities during the year ended December 31, 2024 or 2023. We do not intend to sell these securities and it is more likely than not that we will not be required to sell these securities before the recovery of their amortized cost basis. We recognized interest income of $7.2 million and $8.4 million for the years ended December 31, 2024 and 2023, respectively.

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

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Stock Repurchase Programs – We had no stock repurchase activity during the years ending December 31, 2024 or 2023. As of December 31, 2024 and 2023, we had a total of 13.4 million and 12.8 million shares, respectively, held in treasury. As of December 31, 2024 and 2023, we had 2.7 million and 2.1 million shares, respectively, in treasury that were previously surrendered by employees to satisfy tax withholding due in connection with the vesting of certain restricted stock units as well as 10.7 million shares previously repurchased under our past repurchase programs.

For accounting purposes, common stock repurchased under our stock repurchase programs is recorded based upon the settlement date of the applicable trade. Such repurchased shares are held in treasury and are presented using the cost method.

2020 Employee Share Purchase Plan – On June 12, 2024, upon approval at our annual meeting of stockholders, we adopted an amendment to the eHealth, Inc. 2020 Employee Stock Purchase Plan (“ESPP”) to increase the maximum number of shares that may be issued under the ESPP by 0.5 million shares to a total of 1.0 million shares. Employees purchased 0.1 million shares of common stock under our ESPP during the years ended December 31, 2024 and 2023. There were 0.5 million shares remaining for purchase under our ESPP as of December 31, 2024. As of December 31, 2024, there was $0.1 million of unrecognized compensation cost related to our employee stock purchase program, expected to be recognized over a weighted average period of 0.4 years.

Equity Plans – As of December 31, 2024, we can award share-based compensation grants under the Amended and Restated 2021 Inducement Plan (the “A&R 2021 Inducement Plan”) and the 2024 Equity Incentive Plan (the “2024 Equity Plan”) (together, the “Equity Plans”). On June 12, 2024, upon approval at our annual meeting of stockholders, we adopted the 2024 Equity Plan which replaced the Amended and Restated 2014 Equity Incentive Plan (the “2014 Equity Plan”). Subject to applicable laws, we are permitted to grant awards of stock options, restricted stock units, stock appreciation rights, performance units and performance shares to eligible employees, directors and consultants of ours or any parent or subsidiary corporation of ours under the 2024 Equity Plan. We have reserved for issuance under the 2024 Equity Plan a number of shares equal to the sum of (i) 1,350,000 shares, plus (ii) up to an additional 300,000 shares reserved for issuance under the 2014 Equity Plan that (A) were reserved but not issued or (B) are subject to equity awards that later expire or otherwise terminate without having been exercised or issued in full or are forfeited to or repurchased by the Company due to failure to vest. The 2024 Equity Plan does not include an evergreen provision to automatically increase the number of shares available under the plan, and any increase in the number of shares authorized for issuance under the 2024 Equity Plan requires stockholder approval. Additionally, while shares subject to awards granted under our 2024 Equity Plan which expire or become unexercisable or are forfeited to or repurchased by us due to failure to vest will return to the 2024 Equity Plan share reserve, the following shares will not return to the share reserve for future issuance: (i) shares used in connection with the exercise of an option and/or stock appreciation right to pay the exercise price or purchase price of such award or satisfy applicable tax withholding obligations; and (ii) the gross number of shares subject to stock appreciation rights that are exercised.

We generally issue previously unissued common stock upon the exercise of stock options and the vesting of restricted and performance-based stock units. However, we may reissue previously acquired treasury shares to satisfy these future issuances. As of December 31, 2024, there were 5.8 million shares reserved for issuance and 2.1 million shares available for grant under the Equity Plans.

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Stock-Based Compensation Expense – The following table summarizes stock-based compensation expense recognized for the years presented below (in thousands):

	Year Ended December 31,
	2024	2023
Restricted stock units	$16,081	$19,151
Performance-based stock units	2,397	2,422
Common stock options	1,283	1,254
Employee stock purchase program	120	386
Total stock-based compensation expense	$19,881	$23,213
Related tax benefit recognized	$4,748	$5,488

The following table summarizes stock-based compensation expense by operating function for the years presented below (in thousands):

	Year Ended December 31,
	2024	2023
Marketing and advertising	$2,413	$2,201
Customer care and enrollment	1,845	2,287
Technology and content	3,331	4,498
General and administrative	12,292	14,227
Total stock-based compensation expense	19,881	23,213
Amount capitalized for internal-use software	687	1,040
Total stock-based compensation	$20,568	$24,253

For the years ended December 31, 2024 and 2023, there was a total of $0.7 million and $1.0 million, respectively, of stock-based compensation expense capitalized in the internal-use software and website development costs classified under Other assets, which represents a noncash investing activity.

Stock Options – The following table summarizes stock option activity (in thousands, except weighted-average exercise price and weighted-average remaining contractual life data):

	Number of Stock Options (1)	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (2)
Outstanding as of December 31, 2023	218	$39.65	4.5	$—
Granted	—	$—
Exercised	—	$—
Forfeited	(5)	$18.75
Outstanding balance as of December 31, 2024	213	$40.15	3.6	$—
Exercisable as of December 31, 2024	94	$39.04	3.3	$—
_______
(1)Includes certain stock options with service, performance-based or market-based vesting criteria.
(2)The aggregate intrinsic value is calculated as the product between eHealth’s closing stock price as of December 31, 2024 and 2023 and the exercise price of in-the-money options as of those dates.

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

There were no options granted or exercised during the years ended December 31, 2024 and 2023.

As of December 31, 2024, there was $0.4 million of total unamortized compensation cost, net of estimated forfeitures, related to stock options, expected to be recognized over a weighted average period of 0.4 years.

Restricted Stock Units – The following table summarizes restricted stock unit activity (in thousands, except weighted-average grant date fair value and weighted-average remaining service period data):

	Number of Restricted Stock Units	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Service Period (years)	Aggregate Intrinsic Value (1)
Outstanding as of December 31, 2023	3,105	$11.31	1.3	$27,083
Granted	1,921	$5.28
Vested	(1,384)	$13.12
Forfeited	(531)	$7.68
Outstanding as of December 31, 2024	3,111	$7.41	1.1	$29,247
_______
(1)The aggregate intrinsic value is calculated as the difference of the grant date price and our closing stock price as of December 31, 2024 and 2023 multiplied by the number of restricted stock units outstanding as of December 31, 2024 and 2023, respectively.

As of December 31, 2024, there was $16.4 million of total unamortized compensation cost, net of estimated forfeitures, related to restricted stock units, expected to be recognized over a weighted average period of 2.0 years. The total fair value of restricted stock units vested during the year ended December 31, 2024 and 2023 was $7.7 million and $10.0 million, respectively.

Performance-based Stock Units – The following table summarizes performance-based stock unit activity (in thousands, except weighted-average grant date fair value and weighted-average remaining service period data):

	Number of Performance-based Stock Units	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Service Period (years)	Aggregate Intrinsic Value (1)
Outstanding as of December 31, 2023	400	$14.32	0.6	$3,486
Granted	365	$5.17
Vested	(303)	$7.38
Forfeited	(77)	$14.75
Outstanding as of December 31, 2024	385	$11.03	2.0	$3,617
_______
(1)The aggregate intrinsic value is calculated as the difference of the grant date price and our closing stock price as of December 31, 2024 and 2023 multiplied by the number of performance stock units outstanding as of December 31, 2024 and 2023, respectively.

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2023, there was $1.7 million of total unamortized compensation cost, net of estimated forfeitures, related to performance-based stock units, expected to be recognized over a weighted average period of 2.0 years. The total fair value of performance-based stock units vested during the year ended December 31, 2024 and 2023 was $2.5 million and $0.7 million, respectively.

The weighted-average fair value of the market-based performance-based stock units was determined using the Monte Carlo simulation model using the following weighted average assumptions:

	Year Ended December 31,
	2024	2023
Expected term (years)	n/a	1.1
Expected volatility	n/a	76.3%
Expected dividend yield	n/a	—%
Risk-free interest rate	n/a	4.0%
Weighted-average grant date fair value	n/a	$4.79

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

Voting Rights — The Series A Preferred Stock votes together with the common stock as a single class on all matters submitted to a vote of the holders of the common stock in accordance with the Certificate of Designations of Series A Preferred Stock, as filed with the Secretary of State of the State of Delaware on April 30, 2021 (the “Certificate of Designations”).

Dividends — The Series A Preferred Stock participates, on an as-converted basis, in all dividends paid to the holders of our common stock. From April 30, 2021 through June 30, 2023, dividends accrued at 8% per annum on the stated value of $100 per share, payable in kind (“PIK”). Subsequent to June 30, 2023, dividends accrue at 8% per annum, with 6% PIK and 2% payable in cash in arrears. Dividends compound semiannually and are PIK and payable in cash in arrears, as applicable, on June 30 and December 31 of each year. During the year ended December 31, 2024, we made cash dividend payments in an aggregate amount of $5.6 million. PIK dividends are cumulative and are added to the Accrued Value, as defined in the H.I.G. Investment Agreement.

Board Nomination Rights – As of December 31, 2024, H.I.G. has designated one member and one board observer to the Company’s Board of Directors.

Conversion Rights — The Series A Preferred Stock is convertible at any time into common stock at a conversion rate (“Conversion Price”) and is subject to further adjustment and the number of shares of common stock issuable upon conversion is subject to certain limitations, each as set forth in the H.I.G. Investment Agreement. As of December 31, 2024, the Conversion Price was equal to $79.5861 per share.

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Mandatory Conversion of the Series A Preferred Stock by the Company — At any time on or after the third anniversary of the Closing Date, if the volume-weighted average price per share of our common stock is greater than 167.5% of the then-current Conversion Price for 20 consecutive trading days in a 30-day trading day period, the Company has the right to convert all, but not less than all, of the Series A Preferred Stock into common stock at a conversion rate in accordance with the Certificate of Designations.

Redemption Put Right — At any time on or after the sixth anniversary of the Closing Date, holders of the Series A Preferred Stock has the right to cause the Company to redeem all or any portion of the Series A Preferred Stock in cash at an amount equal to the greater of (i) 135% of the Accrued Value per share as of the redemption date, plus accrued PIK dividends that have not yet been added to the Accrued Value and (ii) the amount per share that would be payable on an as-converted basis on such Series A Preferred Stock at the then-current Accrued Value, plus accrued PIK dividends that have not yet been added to the Accrued Value, and in either case of (i) or (ii) plus any unpaid cash dividends that would have otherwise been settled in cash in connection with such conversion (the greater of (i) and (ii), the “Redemption Price”).

Redemption Call Right — At any time on or after the sixth anniversary of the Closing Date, the Company has the right (but not the obligation) to redeem out of legally available funds and for cash consideration all (but not less than all) of the Series A Preferred Stock upon at least 30 days prior written notice at an amount equal to the Redemption Price.

Covenants and Liquidity Requirements — As long as H.I.G. continues to own at least 30% of the Series A Preferred Stock originally issued to it in the private placement, the consent of H.I.G. is required for the Company to incur certain indebtedness and to take certain other corporate actions as set forth in the H.I.G. Investment Agreement. The Company is required to maintain an Asset Coverage Ratio (as defined in the H.I.G. Investment Agreement), which was 2.5x from August 2023 onwards. Additionally, the H.I.G. Investment Agreement requires the Company to maintain a Minimum Liquidity Amount (as defined in the H.I.G. Investment Agreement) for certain periods that ranges from $65.0 million to $125.0 million. Failure to maintain the Minimum Asset Coverage Ratio or the Minimum Liquidity Amount as of the date or for the time period required by the H.I.G. Investment Agreement, for as long as H.I.G. continues to own at least 30% of the Series A Preferred Stock originally issued to it in the private placement, entitles H.I.G., subject to conditions and restrictions specified therein, to additional rights, including the right to nominate one additional member to the Company’s Board of Directors, the right to approve the Company’s annual budget, the right to approve hiring or termination of certain key executives, and the right to approve the incurrence of certain indebtedness. As of September 30, 2023, we failed to maintain the Minimum Asset Coverage Ratio, which entitles H.I.G. to the additional rights set forth above. On March 13, 2024, the Nominating and Corporate Governance Committee of our Board of Directors approved the appointment of a board observer designated by H.I.G. As of November 30, 2024, we were no longer in compliance with the Minimum Liquidity Amount. The non-compliance with the Minimum Asset Coverage Ratio or the Minimum Liquidity Amount does not entitle H.I.G. to accelerate the redemption of the Series A Preferred Stock.

As of December 31, 2024, the estimated Series A Preferred Stock redemption value equals 135% of the Accrued Value per share as of the redemption date, plus accrued PIK dividends, that have not yet been added to the Accrued Value, which is significantly in excess of the fair value of the common stock into which the Series A Preferred Stock is convertible as of December 31, 2024. We have elected to apply the accretion method to adjust the carrying value of the Series A Preferred Stock to its redemption value at the earliest date of redemption, April 30, 2027. Amounts recognized to accrete the Series A Preferred Stock to its estimated redemption value are treated as a deemed dividend and are recorded as a reduction to retained earnings, to the extent available, and if not, are recorded as a reduction to additional-paid-in-capital. The estimated redemption value will vary in subsequent periods due to the redemption put right described above and we have elected to recognize such changes prospectively. No shares of Series A Preferred Stock have been converted and the Series A Preferred Stock was convertible into 3.7 million shares of common stock as of December 31, 2024.

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the proceeds and changes to our Series A Preferred Stock (in thousands):

Gross proceeds	$225,000
Less: issuance costs	(10,975)
Net proceeds	$214,025

Balance as of December 31, 2023	$298,053
Accrued paid-in-kind dividends	16,688
Change in preferred stock redemption value	22,768
Balance as of December 31, 2024	$337,509

Note 7 – Net Loss Per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss attributable to common stockholders per share (in thousands, except per share amounts):

	Year Ended December 31,
	2024	2023
Basic
Net loss attributable to common stockholders	$(34,960)	$(66,515)
Shares used in per share calculation – basic	29,335	28,016
Net loss attributable to common stockholders per share – basic	$(1.19)	$(2.37)

Diluted:
Net loss attributable to common stockholders	$(34,960)	$(66,515)
Shares used in per share calculation – basic	29,335	28,016
Dilutive effect of common stock	—	—
Shares used in per share calculation – diluted	29,335	28,016
Net loss attributable to common stockholders per share – diluted	$(1.19)	$(2.37)

For each of the years ended December 31, 2024 and 2023, we had securities outstanding that could potentially dilute net loss per share, but the shares from the assumed conversion or exercise of these securities were excluded in the computation of diluted net loss per share as their effect would have been anti-dilutive. The number of weighted-average outstanding anti-dilutive shares that were excluded from the computation of diluted net loss per share consisted of the following (in thousands):

	Year Ended December 31,
	2024	2023
Convertible preferred stock	3,548	3,340
Restricted stock units	1,852	2,255
Performance-based stock units	209	154
Common stock options	216	221
Employee stock purchase program	9	51
Total	5,834	6,021

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

 Our future minimum payments under non-cancellable contractual service and licensing obligations as of December 31, 2024 were as follows (in thousands):

For the Years Ending December 31,
2025	$8,171
2026	4,337
2027	512
2028	—
2029	—
Thereafter	—
Total	$13,020

Operating Leases

Refer to Note 10 – Leases for commitments related to our operating leases.

Self-Insurance

We provide comprehensive major medical benefits to our employees. Effective January 1, 2023, we began maintaining a substantial portion of our U.S. employee health insurance benefits on a self-insured basis with up to $0.3 million per individual per year with the maximum claim liability as of December 31, 2024 of $22.5 million. As a result, we record a self-insurance liability based on claims filed and an estimate of claims incurred but not yet reported. For the years ended December 31, 2024 and 2023 we had a self-insurance liability balance of $2.1 million and $2.5 million, respectively, in the “Accrued compensation and benefits” line on our Consolidated Balance Sheets.

Contingencies

From time to time, we receive inquiries from governmental bodies and also may be subject to various legal proceedings and claims arising in the ordinary course of business. We assess contingencies to determine the degree of probability and range of possible loss for potential accrual in our consolidated financial statements. An estimated loss contingency is accrued in the consolidated financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Legal proceedings or other contingencies could result in material costs, even if we ultimately prevail, and we may from time to time enter into settlements to resolve such litigation. Legal costs incurred in connection with the resolution of claims, lawsuits and other contingencies generally are expensed as incurred. There were no material litigation-related accruals recorded during the years ended December 31, 2024 and 2023.

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 9 – Segment and Geographic Information

Reportable Segments

Our operating and reportable segments have been determined in accordance with ASC 280, Segment Reporting. Our business structure is comprised of two reportable operating segments: (i) Medicare, and (ii) Employer and Individual (“E&I”). Our Medicare segment includes operating segments that have been aggregated based on the nature of products and services, types or class of customers, methods used to distribute the products and services, the nature of the regulatory environment and similarity of economic characteristics.

The Medicare segment consists primarily of commissions earned as the broker of record from our sale of Medicare-related health insurance plans, including Medicare Advantage, Medicare Supplement and Medicare Part D prescription drug plans, and to a lesser extent, ancillary products sold to our Medicare-eligible beneficiaries, including but not limited to, dental and vision insurance. Our commissions may include certain bonus payments, which are generally based on attaining predetermined target sales levels or other objectives, as determined by the health insurance carriers. The Medicare segment consists of amounts earned in connection with our advertising program that allows Medicare-related carriers to purchase advertising on a separate website developed, hosted and maintained by us or pursuant to which we perform other services as marketing and our delivery and sale to third parties of Medicare-related health insurance leads generated by our ecommerce platforms and our marketing activities. The Medicare segment also generates revenue from our fee-based business process outsourcing services (“BPO”) where we are not the broker of record and cash is collected in advance or in close proximity to when revenue is recognized.

The E&I segment consists primarily of commissions earned from our sale of individual and family plans, including qualified and non-qualified, small business health insurance plans, and ancillary products sold to our non-Medicare-eligible consumers, including but not limited to, dental, vision and short-term insurance. To a lesser extent, the E&I segment includes amounts earned from our online sponsorship program that allows carriers to purchase advertising space in specific markets on our website as well as our technology licensing activities.

We report segment information based on how our chief executive officer, who is our chief operating decision maker (“CODM”), regularly reviews our operating results, allocates resources and makes decisions regarding our business operation in the annual budget and forecasting process along with evaluation of actual performance. Our CODM considers budget-to-actual variances on a monthly basis for our segment performance measures when making decisions about allocating capital and personnel to our segments. These performance measures include total segment revenue and segment gross profit (loss). Prior to the fourth quarter of 2024, we reported our measure of segment profitability as segment profit (loss). Accordingly, prior period amounts have been reclassified to conform to the current period presentation, in all material respects.

Segment gross profit (loss) is calculated as total revenue for the applicable segment less variable marketing and advertising expenses, segment CC&E and cost of revenue for the applicable segment. Variable marketing and advertising expenses represent costs incurred in member acquisition from our direct marketing and marketing partner channels and exclude fixed overhead costs, such as personnel related costs, consulting expenses and other operating costs allocated to the marketing and advertising department. Segment CC&E expenses include expenses we incur in assisting applicants during the enrollment process and exclude operating costs allocated to the CC&E department.

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The results of our reportable segments are summarized for the periods presented below (in thousands):

	Year Ended December 31,
	2024	2023
Medicare:
Total revenue	$500,638	$406,467
Variable marketing and advertising	(157,121)	(141,487)
Medicare CC&E	(150,613)	(137,910)
Cost of revenue	(1,396)	(1,312)
Medicare segment gross profit	$191,508	$125,758

	Year Ended December 31,
	2024	2023
Employer and Individual:
Total revenue	$31,772	$46,404
Variable marketing and advertising	(4,321)	(3,304)
E&I CC&E	(10,103)	(9,214)
Cost of revenue	(398)	(459)
E&I segment gross profit	$16,950	$33,427

	Year Ended December 31,
	2024	2023
Consolidated:
Total revenue	$532,410	$452,871
Variable marketing and advertising	(161,442)	(144,791)
Segment CC&E	(160,716)	(147,124)
Cost of revenue	(1,794)	(1,771)
Total segment gross profit	$208,458	$159,185

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A reconciliation of our segment gross profit (loss) to the Consolidated Statements of Comprehensive Income (Loss) for the periods presented is as follows (in thousands):

	Year Ended December 31,
	2024	2023

Total segment gross profit	$208,458	$159,185
Other marketing and advertising (1)	(29,395)	(27,849)
Other CC&E (2)	(2,732)	(2,438)
Technology and content	(53,520)	(58,609)
General and administrative	(89,765)	(99,363)
Impairment, restructuring and other charges	(9,475)	—
Interest expense	(11,159)	(10,974)
Other income, net	6,900	9,453
Income (loss) before income taxes	$19,312	$(30,595)
_______
(1)Other marketing and advertising costs consist of fixed marketing and advertising, previously capitalized labor, depreciation and share-based compensation costs.
(2)Other CC&E costs consist of previously capitalized labor, depreciation and share-based compensation costs.

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

Geographic Information

Our long-lived assets primarily consist of property and equipment, net and internally developed software. Our long-lived assets are attributed to the geographic location in which they are located. Long-lived assets by geographical area are summarized as follows (in thousands):

	December 31, 2024	December 31, 2023
United States	$26,033	$29,419
China	299	281
Total	$26,332	$29,700

Significant Customers

Substantially all revenue for the years ended December 31, 2024 and 2023 was generated from customers located in the United States. Carriers representing 10% or more of our total revenue are summarized as follows. The majority of the revenue was from the Medicare segment.

	Year Ended December 31,
	2024	2023
Humana	24%	27%
UnitedHealthcare (1)	22%	23%
Aetna (1)	18%	15%
_______
(1)Percentages include the carriers’ subsidiaries.

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 – Leases

Our lease portfolio primarily consists of operating leases for office space and our leases have remaining lease terms of 1 to 5 years. Certain of these leases have free or escalating rent payment provisions. We recognize lease expense on a straight-line basis over the terms of the leases, although actual cash payment obligations under certain of these agreements fluctuate over the terms of the agreements. Most leases include options to renew, and the exercise of these options is at our discretion.

Subsequent to becoming a remote first workplace in the third quarter of 2022, we executed several subleases of our office space in the United States. The subleases run through the remaining term of the primary leases. As of December 31, 2024, we expect to generate a total of $12.2 million in future sublease income through January 31, 2030. Sublease income is recorded on a straight-line basis as a reduction of lease expense in our Consolidated Statements of Comprehensive Income (Loss).

We test right-of-use assets when impairment indicators are present in accordance with the asset impairment provisions of ASC 360, Property, Plant and Equipment. As part of our continued cost savings initiatives, we reassessed our occupied leased office space to identify excess space to vacate and potentially sublease. We also reassessed current market conditions in our previously vacated leased office spaces that have not yet been subleased. As a result, we determined impairment indicators were present and we performed impairment testing of our right-of-use assets, including leasehold improvements. We utilized an income approach to value the asset groups by performing a discounted cash flow analysis and determined that for certain leases the net carrying values exceeded the estimated discounted future cash flows expected to be derived from the properties based on Level 3 inputs, including current sublease market rent, future sublease market conditions and the discount rate. This resulted in $7.5 million of impairment charges related to our operating lease right-of-use assets and property, plant and equipment, which was reflected in the “Impairment, restructuring and other charges” line in our Consolidated Statements of Comprehensive Income (Loss) for the year ended December 31, 2024. See Note 11 — Impairment, Restructuring and Other Charges for further discussion about our asset impairment charges. We recorded no impairment charges related to operating lease right-of-use assets and the corresponding property, plant and equipment during the year ended December 31, 2023.

The components of operating lease costs were as follows (in thousands):

	Year Ended December 31,
	2024	2023
Operating lease expense	$5,659	$7,912
Operating sublease income	(2,549)	(2,210)
Total operating lease cost	$3,110	$5,702

Supplemental information related to our leases are as follows (dollars in thousands):

	Year Ended December 31,
	2024	2023
Cash paid for amounts included in the measurement of operating lease liabilities	$8,881	$9,489
Non-cash investing activities relating to operating lease right-of-use assets	$509	$1,285

	December 31, 2024	December 31, 2023
Weighted-average remaining lease term of operating leases	3.9 years	4.8 years
Weighted-average discount rate used to recognize operating lease right-of-use-assets	5.7%	5.7%

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2024, maturities of our operating lease liabilities are as follows (in thousands):

Year ending December 31,
2025	$9,162
2026	7,691
2027	6,950
2028	4,998
2029	3,008
Thereafter	196
Total lease payments (1)	32,005
Less imputed interest	(3,542)
Total	$28,463
_______
(1)Non-cancellable sublease proceeds for the years ending December 31, 2025, 2026, 2027, 2028, 2029 and thereafter of $2.7 million, $2.9 million, $3.0 million, $3.1 million, $1.1 million, and $0.1 million, respectively, are not included in the table above.

Note 11 – Impairment, Restructuring and Other Charges
The following table details impairment, restructuring and other charges for each of the periods presented (in thousands):

	Year Ended December 31,
	2024	2023
Asset impairment charges	$7,479	$—
Restructuring and reorganization charges	1,996	—
Impairment, restructuring and other charges	$9,475	$—
Asset Impairments

For the year ended December 31, 2024, we recognized non-cash, pre-tax asset impairment charges of $7.5 million, related to several of our leased office spaces in the “Impairment, restructuring and other charges” line in our Consolidated Statements of Comprehensive Income (Loss). These charges were comprised of $7.0 million of operating lease right-of-use asset impairments and $0.5 million of property and equipment impairment.
Restructuring
Our restructuring and reorganization costs and liabilities consist primarily of severance, transition and other related costs. The following table summarizes the cash-based restructuring and reorganization related liabilities (in thousands):

Balance at December 31, 2023	$—
Restructuring and reorganization charges	1,996
Payments	(1,996)
Balance at December 31, 2024	$—

During the year ended December 31, 2024, we recognized $2.0 million of pre-tax restructuring charges in the “Impairment, restructuring and other charges” line in our Consolidated Statements of Comprehensive Income (Loss), primarily related to employee termination benefits as a result of our cost-reduction efforts. Substantially all of

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
the restructuring charges were settled in cash and no equity awards were modified. As of December 31, 2024, we had no restructuring accrual on our Consolidated Balance Sheets. During the year ended December 31, 2023, we incurred no pre-tax restructuring charges.

Note 12 – Debt

On February 28, 2022, we entered into a term loan credit agreement, which provides for a $70.0 million secured term loan credit facility, with Blue Torch Finance LLC, as administrative agent and collateral agent, and other lenders party thereto (the “Original Credit Agreement”). On August 16, 2022, we entered into a first amendment (the “First Amendment”) to the Original Credit Agreement (as amended by the First Amendment, the “First Amended Credit Agreement”). The First Amendment replaced the LIBOR-based Adjusted Euro currency Rate (as defined in the Original Credit Agreement) with Adjusted Term SOFR (as defined in the First Amendment) as a reference rate for loans under the Original Credit Agreement. On November 1, 2024, we entered into a second amendment (the "Second Amendment") to the First Amended Credit Agreement (as amended by the First Amendment and the Second Amendment, the “Credit Agreement”), which, among other things, (i) extends the maturity date of the Credit Agreement from February 2025 to February 2026, (ii) removes the "exit fee" contemplated by the Credit Agreement and replaces it with an “applicable premium” that is payable in the event of any voluntary or mandatory prepayment of the loan and (iii) reduces the margin applicable to SOFR loans and the margin applicable to base rate loans. The proceeds of the loans under the Credit Agreement may be used for working capital and general corporate purposes and to pay fees and expenses in connection with the entry into the Credit Agreement.

In accordance with ASC 470-50, Debt Modification and Extinguishments, the Second Amendment was accounted for as a debt modification. The $1.1 million extension fee paid to the lenders of the Credit Agreement during the quarter ended December 31, 2024 has been recorded as a direct deduction from the face amount of the loan on our Consolidated Balance Sheets. Similar to the $5.1 million of closing costs incurred for the Original Credit Agreement, the extension fee is amortized on a straight-line basis over the remaining term of the Credit Agreement in the “Interest expense” line in our Consolidated Statements of Comprehensive Income (Loss). Additionally, we paid $1.3 million during the quarter ended December 31, 2024 in third-party costs as part of the Second Amendment, which is recorded in the “Other income, net” line in our Consolidated Statements of Comprehensive Income (Loss). For the years ended December 31, 2024 and 2023, total amortization of closing costs, or debt issuance costs, was $1.8 million and $1.6 million respectively. There were $1.5 million of unamortized issuance costs as of December 31, 2024. The carrying value of the term loan approximates the fair value, based on Level 2 inputs (observable market prices in less than active markets), as the interest rate is variable over the selected interest period and is similar to current rates at which we can borrow funds. The carrying value of the loan was $68.5 million as of December 31, 2024.

The loans under the Credit Agreement bear interest, at our option, at either a rate based on the Adjusted Term SOFR or a base rate, in each case plus a margin. The base rate is the highest of the prime rate, the federal funds rate plus 0.50% and three-month Adjusted Term SOFR plus 1.00%. The Second Amendment reduced the margin from 7.50% to 7.00% for Adjusted Term SOFR loans and from 6.50% to 6.00% for base rate loans. As of December 31, 2024, the interest rate was 11.78%. For the years ended December 31, 2024 and 2023, we incurred interest expense of $9.2 million and $9.1 million, respectively.

Furthermore, as part of the Credit Agreement, we incur a $0.3 million fee per annum, payable annually. The outstanding obligations under the Credit Agreement are payable in full on the maturity date. The Credit Agreement matures in February 2026. We have the right to prepay the loans under the Credit Agreement in whole or in part at any time, subject, to an “applicable premium” that is payable in the event of any voluntary prepayment or certain mandatory prepayments of the loans under the Credit Agreement in an amount equal to 1.00% of the loans being prepaid, plus, solely in the case of loans prepaid on or prior to March 1, 2025, an additional “make-whole” amount. Our obligations under the Credit Agreement are guaranteed by certain of our material domestic subsidiaries and substantially all of our assets and the assets of such guarantors, in each case, subject to customary exclusion.

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial covenants in the Credit Agreement require that we maintain Liquidity (as defined in the Credit Agreement) at or above $25.0 million as of the last calendar day of any month. The Credit Agreement also requires that the outstanding amount as of the last calendar day of any month be less than 50% of our total contract assets - commissions receivable (i.e., both current and non-current commissions receivable). As of December 31, 2024, we were in compliance with our loan covenants.

Note 13 – Income Taxes

The components of our income (loss) before income taxes were as follows (in thousands):

	Year Ended December 31,
	2024	2023
United States	$17,707	$(31,972)
Foreign	1,605	1,377
Income (loss) before income taxes	$19,312	$(30,595)

The federal, state and foreign income tax provision (benefit) is summarized as follows (in thousands):

	Year Ended December 31,
	2024	2023
Current:
Federal	$—	$—
State	(177)	68
Foreign	254	221
Total current	77	289
Deferred:
Federal	7,573	(2,164)
State	1,605	(506)
Foreign	—	—
Total deferred	9,178	(2,670)
Provision for (benefit from) income taxes	$9,255	$(2,381)

The effective tax rate of our provision for (benefit from) income taxes differs from the federal statutory rate as follows:

	Year Ended December 31,
	2024	2023
Statutory rate	21.0%	21.0%
State income taxes, net of federal benefit	4.4	2.8
Stock-based compensation shortfalls, net	11.0	(6.8)
Non-deductible stock-based compensation	7.4	(4.7)
Non-deductible lobbying expenses	1.4	(0.9)
Research and development credits	(3.3)	1.7
Changes in valuation allowance	1.6	(2.0)
Foreign income tax and income inclusion	0.8	(1.5)
Prior period adjustment	3.4	—
Other permanent differences	0.2	(1.8)
Effective tax rate	47.9%	7.8%

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, together with operating losses and tax credit carryforwards.

The tax effects of significant items comprising our deferred taxes as of December 31, 2024 and 2023 were as follows (in thousands):

	December 31, 2024	December 31, 2023
Deferred tax assets:
Net operating losses	$160,610	$154,607
Intangible assets	25,242	21,232
Research and development credits carryovers	13,466	12,493
Operating lease liabilities	6,912	8,458
Accruals and reserves	6,442	6,352
Fixed assets	982	1,069
Stock-based compensation	759	1,283
Other	2,809	2,279
Total deferred tax assets	217,222	207,773
Valuation allowance	(5,206)	(4,888)
Total deferred tax assets net of valuation allowance	212,016	202,885
Deferred tax liabilities:
Commissions receivable	(248,038)	(227,242)
Right-of-use assets	(2,848)	(5,330)
Total deferred tax liabilities	(250,886)	(232,572)
Net deferred tax liabilities	$(38,870)	$(29,687)

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

As of December 31, 2024, a valuation allowance of $5.2 million was recorded against California net deferred tax assets. The valuation allowance was recorded as a result of increased uncertainty regarding our future taxable income and a lack of sources of other taxable income to realize our net deferred tax assets in California. The remaining deferred tax assets are supported by the reversal of deferred tax liabilities.

The change in our valuation allowance is summarized as follows for the years ended (in thousands):

Deferred Tax Assets - Valuation Allowance	Balance at beginning of year	Provision for income taxes	Write-offs and Deductions	Balance at end of year
December 31, 2024	$4,888	$361	$(43)	$5,206
December 31, 2023	4,287	643	(42)	4,888

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The net operating loss and tax credit carryforwards as of December 31, 2024 are summarized as follows (in thousands):

	Amount	Expires
Net operating losses, federal (with expiration)	$39,166	2034-2037
Net operating losses, federal (without expiration)	608,904	Indefinite
Net operating losses, state (with expiration)	433,374	2025-2044
Tax credits, federal	12,346	2025-2044
Tax credits, state	12,854	n/a

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

A reconciliation of the beginning and ending amount of our unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2024	2023
Beginning balance	$10,639	$9,875
Reductions for tax positions of prior years	(363)	—
Lapse of statute of limitations	(91)	(36)
Additions based on tax positions related to the current year	948	800
Ending balance	$11,133	$10,639
As of December 31, 2024, the total amount of gross unrecognized tax benefits was $11.1 million, of which $9.8 million, if recognized, would affect our effective tax rate. As of December 31, 2023, the total amount of gross unrecognized tax benefits was $10.6 million, of which $9.4 million, if recognized, would affect our effective tax rate.
We record interest and penalties related to unrecognized tax benefits in benefit from income taxes. As of December 31, 2024, the amount accrued for estimated interest related to uncertain tax positions was immaterial. We did not record an accrual for penalties.

As of December 31, 2024, we had an immaterial amount related to tax positions for which it is reasonably possible that the statute of limitations will expire in various jurisdictions and income tax exams will close within the next 12 months.

We are subject to taxation in various jurisdictions, including federal, state and foreign. Our federal and state income tax returns are generally not subject to examination by taxing authorities for fiscal years before 2005 due to our credit carryforwards.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the guidelines established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2024. We reviewed the results of management’s assessment with our Audit Committee.

Ernst & Young LLP, our independent registered public accounting firm, has issued a report on the Company’s internal control over financial reporting as of December 31, 2024, which is presented below.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Opinion on Internal Control Over Financial Reporting
We have audited eHealth, Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, eHealth, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2024 consolidated financial statements of the Company and our report dated February 27, 2025, expressed an unqualified opinion thereon.

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
February 27, 2025

ITEM 9B.OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

During our last fiscal quarter, no director or officer, as defined in Rule 16a-1(f) of the Exchange Act, adopted or terminated a “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408 of Regulation S-K.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning our directors, executive officers, compliance with Section 16(a) of the Exchange Act, and corporate governance required by this Item 10 of Form 10-K is incorporated by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after our fiscal year ended December 31, 2024.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K is incorporated herein by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after our fiscal year ended December 31, 2024.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of Form 10-K is incorporated herein by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after our fiscal year ended December 31, 2024.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 of Form 10-K is incorporated herein by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after our fiscal year ended December 31, 2024.

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 of Form 10-K is incorporated herein by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after our fiscal year ended December 31, 2024.

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

February 27, 2025

eHealth, Inc.

/s/ FRANCIS SOISTMAN	/s/ JOHN DOLAN
Francis Soistman Chief Executive Officer	John Dolan Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 27, 2025.

Signature	Title

/s/ FRANCIS SOISTMAN	Chief Executive Officer (Principal Executive Officer) and Director
Francis Soistman

/s/ JOHN DOLAN	Chief Financial Officer
John Dolan	(Principal Financial Officer and Principal Accounting Officer)

/s/ PRAMA BHATT	Director
Prama Bhatt

/s/ ANDREA C. BRIMMER	Director
Andrea C. Brimmer

/s/ BETH A. BROOKE	Director
Beth A. Brooke

/s/ A. JOHN HASS	Director
A. John Hass

/s/ ERIN L. RUSSELL	Director
Erin L. Russell

/s/ CESAR M. SORIANO	Director
Cesar M. Soriano

/s/ AARON C. TOLSON	Director
Aaron C. Tolson

/s/ DALE B. WOLF	Director
Dale B. Wolf

EXHIBIT INDEX

Exhibit Number		Incorporation by Reference Herein
	Description of Exhibit	Form	Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant	Registration Statement on Form S-1, as amended (File No. 333-133526)	April 25, 2006
3.2	Amended and Restated Bylaws of the Registrant	Current Report on Form 8‑K (File No. 001-33071)	December 19, 2022
3.3	Certificate of Designations of Series A Preferred Stock, par value $0.001, of eHealth, Inc.	Current Report on Form 8‑K (File No. 001-33071)	May 3, 2021
4.1	Form of the Registrant’s Common Stock Certificate	Registration Statement on Form S-1, as amended (File No. 333-133526)	June 28, 2006
4.2	Description of Capital Stock	Annual Report on Form 10-K (File No. 001-33071)	March 1, 2022
10.1	Investment Agreement, dated as of February 17, 2021, by and between eHealth, Inc. and Echelon Health SPV, LP	Current Report on Form 8-K (File No. 001-33071)	February 18, 2021
10.2	Credit Agreement, dated February 28, 2022, by and among eHealth, Inc., Blue Torch Finance LLC and the other lenders identified therein	Current Report on Form 8-K (File No. 001-33071)	February 28, 2022
10.2.1	First Amendment to Credit Agreement, dated August 16, 2022, by and among eHealth, Inc., Blue Torch Finance LLC and the lenders identified therein	Current Report on Form 8-K (File No. 001-33071)	August 22, 2022
10.2.2	Second Amendment to Credit Agreement, dated November 1, 2024, by and among eHealth, Inc., Blue Torch Finance LLC and the lenders identified therein	Current Report on Form 8-K (File No. 001-33071)	November 1, 2024
10.3*	Form of Indemnification Agreement	Annual Report on Form 10-K (File No. 001-33071)	February 26, 2021
10.4*	Executive Bonus Plan	Quarterly Report on Form 10-Q (File No. 001-33071)	November 7, 2017
10.5*	Employment Agreement, dated December 13, 2021, between Fran Soistman and eHealth, Inc.	Current Report on Form 8-K (File No. 001-33071)	December 17, 2021
10.6*	Severance Agreement, dated September 29, 2022 between Gavin Galimi and eHealth, Inc.	Annual Report on Form 10-K (File No. 001-33071)	March 1, 2023
10.7*	Severance Agreement, dated October 20, 2022 between John Stelben and eHealth, Inc.	Annual Report on Form 10-K (File No. 001-33071)	March 1, 2023

10.7.1*		Independent Contractor Agreement, dated May 29, 2024 between John Stelben and eHealthInsurance Services, Inc.	Quarterly Report on Form 10-Q (File No. 001-33071)	August 7, 2024
10.8*		Severance Agreement, dated August 31, 2024 between John Dolan and eHealth, Inc.	Quarterly Report on Form 10-Q (File No. 001-33071)	November 6, 2024
10.9*	†	Severance Agreement, dated January 1, 2024, between Michelle Barbeau and eHealth, Inc.
10.10*		Form of Deferral Election Form for Newly Eligible Individual with Existing Awards	Quarterly Report on Form 10-Q (File No. 001-33071)	November 6, 2015
10.11*		Form of Deferral Election Form for Eligible Individual for Award to be Granted in the Next Calendar Year	Quarterly Report on Form 10-Q (File No. 001-33071)	November 6, 2015
10.12*		Amended and Restated 2014 Equity Incentive Plan	Quarterly Report on Form 10-Q (File No. 001-33071)	November 8, 2022
10.10.1*		Form of Notice of Stock Option Grant and Stock Option Agreement (Time-Based Vesting) under the Amended and Restated 2014 Equity Incentive Plan	Registration Statement on Form S-8 (File No. 333-196675)	June 11, 2014
10.10.7*		Form of Notice of Stock Option Grant and Stock Option Agreement (Performance-Based Vesting) under the Amended and Restated 2014 Equity Incentive Plan	Quarterly Report on Form 10-Q (File No. 001-33071)	August 8, 2016
10.10.2*		Form of Notice of Stock Option Grant and Stock Option Agreement (People’s Republic of China) under the Amended and Restated 2014 Equity Incentive Plan	Registration Statement on Form S-8 (File No. 333-196675)	June 11, 2014
10.10.3*		Form of Notice of Stock Unit Grant and Stock Unit Agreement (Initial Director Grant) under the Amended and Restated 2014 Equity Incentive Plan	Quarterly Report on Form 10-Q (File No. 001-33071)	August 8, 2023
10.10.4*		Form of Notice of Stock Unit Grant and Stock Unit Agreement (Annual Director Grant) under the Amended and Restated 2014 Equity Incentive Plan	Quarterly Report on Form 10-Q (File No. 001-33071)	August 8, 2023
10.10.5*		Form of Notice of Stock Unit Grant and Stock Unit Agreement (Time-Based Vesting) under the Amended and Restated 2014 Equity Incentive Plan	Quarterly Report on Form 10-Q (File No. 001-33071)	August 9, 2021
10.10.8*		Form of Notice of Stock Unit Grant and Stock Unit Agreement (Performance-Based Vesting) under the Amended and Restated 2014 Equity Incentive Plan	Quarterly Report on Form 10-Q (File No. 001-33071)	August 8, 2016
10.10.6*		Form of Notice of Stock Unit Grant and Stock Unit Agreement (People’s Republic of China) under the Amended and Restated 2014 Equity Incentive Plan	Registration Statement on Form S-8 (File No. 333-196675)	June 11, 2014
10.11*		Amended and Restated 2020 Employee Stock Purchase Plan	Current Report on Form 8-K (File No. 001-33071)	June 14, 2024
10.12*		Amended and Restated 2021 Inducement Plan	Current Report on Form 8-K (File No. 001-33071)	October 5, 2022

10.12.1*		Form of Notice of Stock Option Grant and Stock Option Agreement (Time-Based Vesting) under the Amended and Restated 2021 Inducement Plan	Current Report on Form 8-K (File No. 001-33071)	September 23, 2021
10.12.3*		Form of Notice of Stock Option Grant and Stock Option Agreement (Performance-Based Vesting) under the Amended and Restated 2021 Inducement Plan	Current Report on Form 8-K (File No. 001-33071)	September 23, 2021
10.12.2*		Form of Notice of Stock Unit Grant and Stock Unit Agreement (Time-Based Vesting) under the Amended and Restated 2021 Inducement Plan	Current Report on Form 8-K (File No. 001-33071)	September 23, 2021
10.12.4*		Form of Notice of Stock Unit Grant and Stock Unit Agreement (Performance-Based Vesting) under the Amended and Restated 2021 Inducement Plan	Current Report on Form 8-K (File No. 001-33071)	September 23, 2021
10.13*		2024 Equity Incentive Plan	Current Report on Form 8-K (File No. 001-33071)	June 14, 2024
10.13.1*		Form of Notice of Stock Option Grant and Stock Option Agreement under the 2024 Equity Incentive Plan	Registration Statement on Form S-8 (File No. 333-281336)	August 7, 2024
10.13.2*		Form of Notice of Time-Based Restricted Stock Unit Grant and Restricted Stock Unit Agreement under the 2024 Equity Incentive Plan	Registration Statement on Form S-8 (File No. 333-281336)	August 7, 2024
10.13.3*		Form of Notice of Performance-Based Restricted Stock Unit Grant and Restricted Stock Unit Agreement under the 2024 Equity Incentive Plan	Registration Statement on Form S-8 (File No. 333-281336)	August 7, 2024
19	†	Insider Trading Policy
21.1		List of Subsidiaries	Annual Report on Form 10-K (File No. 001-33071)	March 19, 2018
23.1	†	Consent of Independent Registered Public Accounting Firm
31.1	†	Certification of Francis Soistman, Chief Executive Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	†	Certification of John Dolan, Chief Financial Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a‑14(a) and 15d‑14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	‡	Certification of Francis Soistman, Chief Executive Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	‡	Certification of John Dolan, Chief Financial Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97		Compensation Recovery Policy	Annual Report on Form 10-K (File No. 001-33071)	February 29, 2024

101.INS	†	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	†	Inline XBRL Taxonomy Extension Schema Document
101.CAL	†	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	†	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	†	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	†	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		The cover page from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, formatted in Inline XBRL and contained in Exhibit 101

†    Filed herewith.
‡    Furnished herewith.
*    Indicates a management contract or compensatory plan or arrangement.