Form 10-Q
period 2025-03-31
eHealth, Inc.
filed 2025-05-07
CIK 1333493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of May 2, 2025 was 30,326,646 shares.

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
•our expectations regarding our operational initiatives;
•our expectations regarding our growth strategies and cost-saving initiatives;
•the impact of future and existing laws and regulations on our business;
•the impact of public health crises, pandemics, natural disasters and other extreme events;
•the impact of macroeconomic conditions, including adverse events or perceptions affecting the U.S. or international financial systems, tariffs and trade tensions, inflationary pressures and the political climate on our business;
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
•the merits or potential impact of any lawsuits filed against us or any government enforcement actions, including the legal proceedings disclosed in Part II, Item 1 - “Legal Proceedings,” and elsewhere in this report; and
•other statements regarding our future operations, financial condition, prospects and business strategies.

We have based these forward-looking statements on our current expectations about future events. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Our actual results may differ materially from those suggested by these forward-looking statements for various reasons, including our ability to retain existing members and enroll new members during the annual healthcare open enrollment period, the Medicare annual enrollment period, the Medicare Advantage open enrollment period and other special enrollment periods; changes in laws, regulations and guidelines, including in connection with healthcare reform or with respect to the marketing and sale of Medicare plans; competition, including competition from government-run health insurance exchanges and other sources; the seasonality of our business and the fluctuation of our operating results; our ability to accurately estimate membership, lifetime value of commissions and commissions receivable; changes in product offerings among carriers on our ecommerce platform and changes in our estimated conversion rate of an approved member to a paying member and the resulting impact of each on our commission revenue; the concentration of our revenue with a small number of health insurance carriers; our ability to execute on our growth strategy and other business initiatives; changes in our senior management or other key employees; our ability to recruit, train, retain and ensure the productivity of licensed insurance agents, or benefit advisors, and other personnel; exposure to security risks and our ability to safeguard the security and privacy of confidential data; our relationships with health insurance carriers; the success of our carrier advertising and sponsorship program; our success in marketing and selling health insurance plans and our unit cost of acquisition; our ability to effectively manage our operations as our business evolves and execute on our business plan and other strategic initiatives; the need for health insurance carrier and regulatory approvals in connection with the marketing of Medicare-related insurance products; changes in the market for private health insurance; consumer satisfaction of our service and actions we take to improve the quality of enrollments; changes in member conversion rates; changes in commission rates; our ability to sell qualified health insurance plans to subsidy-eligible individuals and to enroll subsidy-eligible individuals through government-run health insurance exchanges; our ability to derive desired benefits from investments in our business, including membership growth and retention initiatives; our reliance on marketing partners; the success and cost of our marketing efforts, including branding, online advertising, direct-to-consumer mail, email, social media, telephone, SMS text, television, radio and other marketing efforts; timing of receipt and accuracy of commission reports; payment practices of health insurance carriers; dependence on our operations in China; the restrictions in our debt obligations; the restrictions in our investment agreement with our convertible preferred stock investor; our ability to raise additional capital; compliance with insurance, privacy, cybersecurity and other laws and regulations; the outcome of litigation, government enforcement actions or regulatory inquiries in which we are or may from time to time be involved, including the complaint filed against us and certain defendants by the U.S. Attorney’s Office for the District of Massachusetts on May 1, 2025 alleging the violation of the Federal False Claims Act; the performance, reliability and availability of our information technology systems, ecommerce platform and underlying network infrastructure, including any new systems we may implement; our ability to deploy new and evolving technologies, such as artificial intelligence; public health crises, pandemics, natural disasters and other extreme events; general economic and macroeconomic conditions, including inflation, recession, political events, instability or geopolitical tensions, tariffs and trade tensions or other international disputes, financial, banking and credit market disruptions; our ability to effectively administer our self-insurance program; and those identified under the heading “Risk Factors” in Part II, Item 1A of this report and those discussed in our other Securities and Exchange Commission filings. Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in this report are made only as of the date hereof. Except as required by applicable law, we do not undertake, and specifically decline, any obligation to update any of these statements or to publicly announce the results of any revisions to any forward-looking statements, whether as a result of new information, future events, changes in assumptions or otherwise.

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
•We have been and may in the future be subject to various legal proceedings, including litigation, government enforcement actions or regulatory inquiries, which could adversely affect our business, operating results and financial condition.
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
•Issues relating to the use of new and evolving technologies, such as artificial intelligence, in our business operations could result in liability, reputational harm and an adverse impact on our operating results and financial condition.
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

EHEALTH, INC.
FORM 10-Q

PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
EHEALTH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, unaudited)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$121,092	$39,197
Short-term marketable securities	34,495	43,043
Accounts receivable	3,387	16,807
Contract assets – commissions receivable – current	197,493	242,467
Prepaid expenses and other current assets	12,974	12,961
Total current assets	369,441	354,475
Contract assets – commissions receivable – non-current	725,764	757,523
Property and equipment, net	4,123	4,437
Operating lease right-of-use assets	11,265	12,081
Restricted cash	3,090	3,090
Other assets	23,479	23,819
Total assets	$1,137,162	$1,155,425

Liabilities, convertible preferred stock and stockholders’ equity
Current liabilities:
Accounts payable	$7,349	$23,448
Accrued compensation and benefits	44,974	43,888
Accrued marketing expenses	9,071	16,612
Short term debt	68,765	—
Lease liabilities – current	7,841	7,732
Other current liabilities	5,354	4,331
Total current liabilities	143,354	96,011
Long-term debt	—	68,458
Deferred income taxes – non-current	40,400	38,870
Lease liabilities – non-current	18,739	20,731
Other non-current liabilities	5,061	5,418
Total liabilities	207,554	229,488
Commitments and contingencies (Note 8)
Convertible preferred stock	347,985	337,509
Stockholders’ equity:
Common stock	43	43
Additional paid-in capital	776,569	773,371
Treasury stock, at cost	(199,998)	(199,998)
Retained earnings	5,274	15,246
Accumulated other comprehensive loss	(265)	(234)
Total stockholders’ equity	581,623	588,428
Total liabilities, convertible preferred stock and stockholders’ equity	$1,137,162	$1,155,425

The accompanying notes are an integral part of these condensed consolidated financial statements.

EHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share amounts, unaudited)

	Three Months Ended March 31,
	2025	2024
Revenue:
Commission	$98,946	$80,927
Other	14,173	12,037
Total revenue	113,119	92,964
Operating costs and expenses:
Marketing and advertising	41,189	38,737
Customer care and enrollment	37,221	32,901
Technology and content	12,601	13,305
General and administrative	17,310	19,619
Impairment, restructuring and other charges	—	6,313
Total operating costs and expenses	108,321	110,875
Income (loss) from operations	4,798	(17,911)
Interest expense	(2,648)	(2,809)
Other income, net	1,576	2,391
Income (loss) before income taxes	3,726	(18,329)
Provision for (benefit from) income taxes	1,776	(1,345)
Net income (loss)	1,950	(16,984)
Preferred stock dividends	(5,781)	(5,480)
Change in preferred stock redemption value	(6,141)	(5,247)
Net loss attributable to common stockholders	$(9,972)	$(27,711)

Net loss per share attributable to common stockholders:
Basic and diluted	$(0.33)	$(0.96)
Weighted-average number of shares used in per share amounts:
Basic and diluted	29,997	28,912
Comprehensive income (loss):
Net income (loss)	$1,950	$(16,984)
Unrealized loss on available for sale debt securities, net of tax	(37)	(23)
Foreign currency translation adjustments	6	45
Comprehensive income (loss)	$1,919	$(16,962)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, unaudited)

Three Months Ended March 31, 2025
	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance as of December 31, 2024	43,225	$43	$773,371	13,379	$(199,998)	$15,246	$(234)	$588,428
Issuance of common stock in connection with equity incentive plans	252	—		—	—	—	—	—
Repurchase of shares to satisfy employee tax withholding obligations	—	—	(699)	75	—	—	—	(699)
Dividends and accretion related to convertible preferred stock	—	—	—	—	—	(11,922)	—	(11,922)
Stock-based compensation	—	—	3,897		—	—	—	3,897
Other comprehensive loss, net of tax	—	—	—	—	—	—	(31)	(31)
Net income	—	—	—	—	—	1,950	—	1,950
Balance as of March 31, 2025	43,477	$43	$776,569	13,454	$(199,998)	$5,274	$(265)	$581,623

Three Months Ended March 31, 2024
	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance as of December 31, 2023	41,457	$41	$798,786	12,828	$(199,998)	$7,284	$(82)	$606,031
Issuance of common stock in connection with equity incentive plans	545	1	—	—	—	—	—	1
Repurchase of shares to satisfy employee tax withholding obligations	—	—	(1,256)	172	—	—	—	(1,256)
Dividends and accretion related to convertible preferred stock	—	—	—	—	—	(10,727)	—	(10,727)
Stock-based compensation	—	—	5,718	—	—	—	—	5,718
Other comprehensive income, net of tax	—	—	—	—	—	—	22	22
Net loss	—	—	—	—	—	(16,984)	—	(16,984)
Balance as of March 31, 2024	42,002	$42	$803,248	13,000	$(199,998)	$(20,427)	$(60)	$582,805

The accompanying notes are an integral part of these condensed consolidated financial statements.

EHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Three Months Ended March 31,
	2025	2024
Operating activities:
Net income (loss)	$1,950	$(16,984)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	471	533
Amortization of internally developed software	3,463	3,873
Stock-based compensation expense	3,789	5,540
Deferred income taxes	1,529	(1,382)
Impairment charges	—	5,492
Other non-cash items	(306)	(75)
Changes in operating assets and liabilities:
Accounts receivable	13,421	2,586
Contract assets – commissions receivable	77,048	73,095
Prepaid expenses and other assets	(978)	460
Accounts payable	(16,034)	(937)
Accrued compensation and benefits	1,087	132
Accrued marketing expenses	(7,541)	(10,936)
Deferred revenue	(332)	8,080
Accrued expenses and other liabilities	(446)	1,284
Net cash provided by operating activities	77,121	70,761
Investing activities:
Capitalized internal-use software and website development costs	(3,118)	(2,286)
Purchases of property and equipment and other assets	(308)	(204)
Purchases of marketable securities	(27,362)	(13,797)
Proceeds from redemption and maturities of marketable securities	36,260	6,000
Net cash provided by (used in) investing activities	5,472	(10,287)
Financing activities:
Repurchase of shares to satisfy employee tax withholding obligations	(699)	(1,255)
Principal payments in connection with leases	—	(4)
Net cash used in financing activities	(699)	(1,259)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1	49
Net increase in cash, cash equivalents and restricted cash	81,895	59,264
Cash, cash equivalents and restricted cash at beginning of period	42,287	118,812
Cash, cash equivalents and restricted cash at end of period	$124,182	$178,076

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

Basis of Presentation – The accompanying Condensed Consolidated Balance Sheet as of March 31, 2025 and other condensed consolidated financial statements for the three months ended March 31, 2025 and 2024 are unaudited. The Condensed Consolidated Balance Sheet as of December 31, 2024 was derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the Securities and Exchange Commission on February 27, 2025. The accompanying financial statements and related notes should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K.

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

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2024 and include all adjustments necessary for the fair presentation of our financial position as of March 31, 2025 and December 31, 2024 and our results of operations for the periods presented. The results for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for any subsequent period or for the year ended December 31, 2025 and therefore, should not be relied upon as an indicator of future results.

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Significant Accounting Policies, Estimates and Judgments – The preparation of condensed consolidated financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported and disclosed in the condensed consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates, including those related to, but not limited to, the fair value of investments, the commissions we expect to collect for each approved member cohort, valuation allowance for deferred income taxes, uncertain tax positions and the assumptions used in determining stock-based compensation. We base our estimates of the carrying value of certain assets and liabilities on historical experience and on various other assumptions that we believe to be reasonable. Actual results may differ from these estimates. There have been no material changes to our significant accounting policies discussed in our Annual Report on Form 10-K for the year ended December 31, 2024.

Recently Adopted Accounting Pronouncements

We did not adopt any new accounting pronouncements during the three months ended March 31, 2025.

Recently Issued Accounting Pronouncements Not Yet Adopted

Income Taxes (Topic 740) — In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which will require public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as additional disclosure on income taxes paid. The ASU is effective on a prospective basis for fiscal years beginning after December 15, 2024 for public entities and early adoption is permitted. We are currently evaluating the impact of adopting this ASU on our consolidated financial statements and related disclosures.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 2 – Revenue

Disaggregation of Revenue – The table below depicts the disaggregation of revenue by product and is consistent with how we evaluate our financial performance (in thousands):

	Three Months Ended March 31,
	2025	2024
Medicare
Medicare Advantage	$74,986	$61,996
Medicare Supplement	8,604	5,478
Medicare Part D	2,443	2,685
Total Medicare	86,033	70,159
Individual and Family (1)
Non-Qualified Health Plans	918	1,645
Qualified Health Plans	1,765	2,046
Total Individual and Family	2,683	3,691
Ancillary
Short-term	370	388
Dental	2,234	877
Vision	769	689
Other	2,459	734
Total Ancillary	5,832	2,688
Small Business	3,434	3,616
Commission Bonus and Other	964	773
Total Commission Revenue	98,946	80,927
Other Revenue
Sponsorship and Advertising Revenue	8,139	10,189
Fee-based and Other Revenue	6,034	1,848
Total Other Revenue	14,173	12,037
Total Revenue	$113,119	$92,964
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

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Commission revenue by segment is presented in the table below (in thousands):

	Three Months Ended March 31,
	2025	2024
Medicare
Commission revenue from members approved during the period	$81,754	$69,752
Net commission revenue from members approved in prior periods (1)	7,965	1,002
Total Medicare segment commission revenue	$89,719	$70,754
Employer and Individual
Commission revenue from members approved during the period	$3,858	$5,677
Commission revenue from renewals of small business members during the period	2,850	3,028
Net commission revenue from members approved in prior periods (1)	2,519	1,468
Total Employer and Individual segment commission revenue	$9,227	$10,173

Total commission revenue from members approved during the period	$85,612	$75,429
Commission revenue from renewals of small business members during the period	2,850	3,028
Total net commission revenue from members approved in prior periods (1)(2)	10,484	2,470
Total commission revenue	$98,946	$80,927
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
(2)The after-tax impact of total net commission revenue from members approved in prior periods for the three months ended March 31, 2025 and 2024 was $0.26 and $0.06 per basic and diluted share, respectively.
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

Our cash, cash equivalents and restricted cash balances are summarized as follows (in thousands):

	March 31, 2025	December 31, 2024
Cash	$27,982	$10,927
Cash equivalents	93,110	28,270
Cash and cash equivalents	121,092	39,197
Restricted cash	3,090	3,090
Total cash, cash equivalents and restricted cash	$124,182	$42,287

As of March 31, 2025 and December 31, 2024, we had $3.1 million of restricted cash which was classified as a non-current asset on our Condensed Consolidated Balance Sheets. This amount collateralizes letters of credit related to certain lease commitments.

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Contract Assets and Accounts Receivable

We estimate an allowance for credit losses using relevant available information from internal and external sources, related to past events, current conditions and reasonable and supportable forecasts. Specifically, for the purpose of measuring the probability of default parameters, we utilize Capital IQ’s, Standard & Poor’s and Moody’s analytics. Our estimates of loss given default are determined by using our historical collections data as well as historical information obtained through our research and review of other insurance related companies. Our estimated exposure at default is determined by applying these internal and external data sources to our commissions receivable balances. As such, we apply an immediate reversion method and revert to historical loss information when computing our credit loss exposure. Credit loss expenses are assessed quarterly and included in the “General and administrative” line in our Condensed Consolidated Statements of Comprehensive Income (Loss). There were no write-offs during the three months ended March 31, 2025 or for the year ended December 31, 2024.

The change in the allowance for credit losses is summarized as follows (in thousands):

	March 31, 2025	December 31, 2024
Beginning balance	$2,222	$2,118
Change in allowance	(315)	104
Ending balance	$1,907	$2,222

Our contract assets – commissions receivable activities, net of credit loss allowances, are summarized as follows (in thousands):

	Medicare Segment	E&I Segment	Total
Beginning balance at December 31, 2024	$936,940	$63,050	$999,990
Commission revenue from members approved during the period	81,754	3,858	85,612
Commission revenue from renewals of small business members during the period	—	2,850	2,850
Net commission revenue from members approved in prior periods	7,965	2,519	10,484
Cash receipts	(168,715)	(7,279)	(175,994)
Net change in credit loss allowance	293	22	315
Ending balance at March 31, 2025	$858,237	$65,020	$923,257

Credit Risk

Our financial instruments that are exposed to concentrations of credit risk principally consist of cash, cash equivalents, marketable securities, contract assets – commissions receivable and accounts receivable. We invest our cash and cash equivalents with major banks and financial institutions and, at times, such investments are in excess of federally insured limits. We also have deposits with major banks in China that are denominated in both U.S. dollars and Chinese Yuan Renminbi and are not insured by the U.S. federal government. The deposits in China were $2.4 million as of March 31, 2025. See Note 4 – Fair Value Measurements for additional information regarding our marketable securities.

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
We do not require collateral or other security for either our contract assets or accounts receivable. Carriers that represented 10% or more of our total contract assets – commissions receivable and accounts receivable balances are summarized as follows:

	March 31, 2025	December 31, 2024
Humana	29%	28%
UnitedHealthcare (1)	29%	27%
Aetna (1)	17%	17%
_____________
(1)Percentages include the carriers’ subsidiaries.

Prepaid Expenses and Other Current Assets – Our prepaid expenses and other current assets are summarized as follows (in thousands):

	March 31, 2025	December 31, 2024
Prepaid software and maintenance contracts	$5,996	$5,582
Prepaid marketing and other expenses	2,742	2,405
Prepaid licenses	1,924	2,358
Prepaid insurance	957	1,296
Other current assets	1,355	1,320
Prepaid expenses and other current assets	$12,974	$12,961
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

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Our financial assets measured at fair value on a recurring basis are summarized below by their classification within the fair value hierarchy as follows (in thousands):

	March 31, 2025
	Carrying Value	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents
Money market funds	$13,055	$13,055	$—	$—	$13,055
Commercial paper	76,661	—	76,661	—	76,661
Government securities	3,394	—	3,394	—	3,394
Short-term marketable securities
Commercial paper	27,613	—	27,613	—	27,613
Government securities	6,882	—	6,882	—	6,882
Total assets measured at fair value	$127,605	$13,055	$114,550	$—	$127,605

	December 31, 2024
	Carrying Value	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents
Money market funds	$15,090	$15,090	$—	$—	$15,090
Commercial paper	10,562	—	10,562	—	10,562
Government securities	2,618	—	2,618	—	2,618
Short-term marketable securities
Commercial paper	17,799	—	17,799	—	17,799
Government securities	25,244	—	25,244	—	25,244
Total assets measured at fair value	$71,313	$15,090	$56,223	$—	$71,313

We endeavor to utilize the best available information in measuring fair value. Our money market funds are measured at fair value based on quoted prices in active markets and are classified as Level 1 within the fair value hierarchy. Our available for sale marketable securities, which include commercial paper and government securities with maturities of less than one year, are measured at fair value using quoted market prices to the extent available or alternative pricing sources and models utilizing market observable inputs and are classified as Level 2 within the fair value hierarchy. There were no transfers between the hierarchy levels during the three months ended March 31, 2025 or the year ended December 31, 2024.

The following table summarizes our cash equivalents and available for sale debt securities by contractual maturity (in thousands):

	As of March 31, 2025		As of December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in 1 year	$127,626	$127,605	$71,297	$71,313

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Unrealized gains and losses on available for sale debt securities that are not credit related are included in accumulated other comprehensive loss and summarized as follows (in thousands):

	March 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents
Money market funds	$13,055	$—	$—	$13,055
Commercial paper	76,675	—	(14)	76,661
Government securities	3,394	—	—	3,394
Short-term marketable securities
Commercial paper	27,620	—	(7)	27,613
Government securities	6,882	—	—	6,882
Total	$127,626	$—	$(21)	$127,605

	December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents
Money market funds	$15,090	$—	$—	$15,090
Commercial paper	10,565	—	(3)	10,562
Government securities	2,618	—	—	2,618
Short-term marketable securities
Commercial paper	17,792	7	—	17,799
Government securities	25,232	12	—	25,244
Total	$71,297	$19	$(3)	$71,313

As of March 31, 2025 and December 31, 2024, we had 43 and 11 securities, respectively, in a net unrealized loss position that were immaterial individually and in aggregate. We did not record any credit losses regarding our available for sale debt securities during the three months ended March 31, 2025 or the year ended December 31, 2024. We do not intend to sell these securities, and it is more likely than not that we will not be required to sell these securities before the recovery of their amortized cost basis. We recognized interest income of $1.4 million and $2.2 million for the three months ended March 31, 2025 and 2024, respectively.
Note 5 – Equity

Stock Repurchase Programs – We had no stock repurchase activity during the three months ended March 31, 2025 or 2024 except for the repurchase of shares to satisfy employee tax withholding obligations. As of March 31, 2025 and 2024, we had a total of 13.5 million and 13.0 million shares, respectively, held in treasury. As of March 31, 2025 and 2024, we had 2.8 million and 2.3 million shares, respectively, in treasury that were previously surrendered by employees to satisfy tax withholding due in connection with the vesting of certain restricted stock units as well as 10.7 million shares previously repurchased under our past repurchase programs.

For accounting purposes, common stock repurchased under our stock repurchase programs is recorded based upon the settlement date of the applicable trade. Such repurchased shares are held in treasury and are presented using the cost method.

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Stock-Based Compensation Expense – Our stock-based compensation expense is summarized by award types for the periods presented below (in thousands):

	Three Months Ended March 31,
	2025	2024
Restricted stock units	$3,137	$4,636
Performance-based stock units	446	407
Common stock options	166	400
Employee stock purchase program	40	97
Total stock-based compensation expense	$3,789	$5,540
Related tax benefit recognized	$910	$1,312

The following table summarizes stock-based compensation expense by operating function for the periods presented (in thousands):

	Three Months Ended March 31,
	2025	2024
Marketing and advertising	$497	$644
Customer care and enrollment	264	524
Technology and content	688	974
General and administrative	2,340	3,398
Total stock-based compensation expense	$3,789	$5,540
Amount capitalized for internal-use software	108	178
Total stock-based compensation	$3,897	$5,718
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

Voting Rights – The Series A Preferred Stock votes together with the common stock as a single class on all matters submitted to a vote of the holders of the common stock in accordance with the Certificate of Designations of Series A Preferred Stock, as filed with the Secretary of State of the State of Delaware on April 30, 2021 (the “Certificate of Designations”).

Dividends – The Series A Preferred Stock participates, on an as-converted basis, in all dividends paid to the holders of our common stock. From April 30, 2021 through June 30, 2023, dividends accrued at 8% per annum on the stated value of $100 per share, payable in kind (“PIK”). Subsequent to June 30, 2023, dividends accrue at 8% per annum, with 6% PIK and 2% payable in cash in arrears. Dividends compound semiannually and are PIK

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
and payable in cash in arrears, as applicable, on June 30 and December 31 of each year. PIK dividends are cumulative and are added to the Accrued Value, as defined in the H.I.G. Investment Agreement. As of March 31, 2025 we have accrued $1.4 million for cash dividends.

Board Nomination Rights – As of March 31, 2025, H.I.G. has designated one member and one board observer to the Company’s Board of Directors.

Conversion Rights – The Series A Preferred Stock is convertible at any time into common stock at a conversion rate (the “Conversion Price”) and is subject to further adjustment and the number of shares of common stock issuable upon conversion is subject to certain limitations, each as set forth in the H.I.G Investment Agreement. As of March 31, 2025, the Conversion Price was equal to $79.5861 per share.

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

Redemption Put Right – At any time on or after the sixth anniversary of the Closing Date, holders of the Series A Preferred Stock have the right to cause the Company to redeem all or any portion of the Series A Preferred Stock in cash at an amount equal to the greater of (i) 135% of the Accrued Value per share as of the redemption date, plus accrued PIK dividends that have not yet been added to the Accrued Value and (ii) the amount per share that would be payable on an as-converted basis on such Series A Preferred Stock at the then-current Accrued Value, plus accrued PIK dividends that have not yet been added to the Accrued Value, and in either case of (i) or (ii) plus any unpaid cash dividends that would have otherwise been settled in cash in connection with such conversion (the greater of (i) and (ii), the “Redemption Price”).

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

As of March 31, 2025, the estimated Series A Preferred Stock redemption value equals 135% of the Accrued Value per share as of the redemption date, plus accrued PIK dividends that have not yet been added to the

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Accrued Value, which is significantly in excess of the fair value of the common stock into which the Series A Preferred Stock is convertible as of March 31, 2025. We have elected to apply the accretion method to adjust the carrying value of the Series A Preferred Stock to its redemption value at the earliest date of redemption, April 30, 2027. Amounts recognized to accrete the Series A Preferred Stock to its estimated redemption value are treated as a deemed dividend and are recorded as a reduction to retained earnings, to the extent available, and if not, are recorded as a reduction to additional-paid-in-capital. The estimated redemption value will vary in subsequent periods due to the redemption put right described above and we have elected to recognize such changes prospectively. No shares of Series A Preferred Stock have been converted, and the Series A Preferred Stock was convertible into 3.7 million shares of common stock as of March 31, 2025.

The following table summarizes the proceeds and changes to our Series A Preferred Stock (in thousands):

Gross proceeds	$225,000
Less: issuance costs	(10,975)
Net proceeds	$214,025

Balance as of December 31, 2024	$337,509
Accrued paid-in-kind dividends	4,335
Change in preferred stock redemption value	6,141
Balance as of March 31, 2025	$347,985
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

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table sets forth the computation of basic and diluted net loss attributable to common stockholders per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2025	2024
Numerator:
Net loss attributable to common stockholders	$(9,972)	$(27,711)
Denominator:
Shares used in per share calculation – basic	29,997	28,912
Dilutive effect of common stock	—	—
Shares used in per share calculation – diluted	29,997	28,912
Net loss attributable to common stockholders per share – basic and diluted	$(0.33)	$(0.96)

For each of the three months ended March 31, 2025 and 2024, we had securities outstanding that could potentially dilute net loss per share, but the shares from the assumed conversion or exercise of these securities were excluded in the computation of diluted net loss per share as their effect would have been anti-dilutive. The number of weighted-average outstanding anti-dilutive shares that were excluded from the computation of diluted net loss per share consisted of the following (in thousands):

	Three Months Ended March 31,
	2025	2024
Convertible preferred stock	3,680	3,469
Restricted stock units	1,303	2,204
Performance-based stock units	440	97
Common stock options	213	218
Employee stock purchase program	20	8
Total	5,656	5,996
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

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Our future minimum payments under non-cancellable contractual service and licensing obligations as of March 31, 2025 were as follows (in thousands):

Year ending December 31,
2025 (remainder)	$5,456
2026	4,453
2027	606
2028	—
2029	—
Thereafter	—
Total	$10,515

Operating Leases

Refer to Note 10 – Leases for commitments related to our operating leases.

Self-Insurance

We provide comprehensive major medical benefits to our employees. We maintain a substantial portion of our U.S. employee health insurance benefits on a self-insured basis with up to $0.3 million per individual per year with the maximum claim liability as of March 31, 2025 of $26.0 million. As a result, we record a self-insurance liability based on claims filed and an estimate of claims incurred but not yet reported. As of March 31, 2025 and December 31, 2024, we had a self-insurance liability balance of $2.1 million in the “Accrued compensation and benefits” line on our Condensed Consolidated Balance Sheets.

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

As of March 31, 2025, we have not recorded any material litigation-related accruals for loss contingencies associated with legal proceedings or matters or have determined that an unfavorable outcome is reasonably possible or estimable. Legal proceedings or other contingencies may be material to our results of operations, financial condition or cash flows, even if we ultimately prevail, and we may from time to time enter into settlements to resolve such litigation. Legal costs incurred in connection with the resolution of claims, lawsuits and other contingencies generally are expensed as incurred.

Legal Proceedings

On May 1, 2025, we became aware that a qui tam action filed against eHealth, Inc. and its subsidiary, eHealthInsurance Services, Inc. was unsealed by order of the United States District Court for the District of Massachusetts entered on or about May 1, 2025. The qui tam action, United States ex rel. Andrew Shea v. eHealth, Inc. et al, which was originally filed under seal on November 2, 2021, was brought by a former eHealth marketing representative on behalf of the United States under the Federal False Claims Act. The complaint alleges that we and eHealthInsurance Services, Inc., CVS Health Corporation, Aetna Life Insurance Company, Aetna, Inc., Humana Inc., Elevance Health, Inc., GoHealth, Inc., and SelectQuote, Inc. violated the Federal False Claims Act in connection with the defendants’ enrollment and marketing activities. The complaint seeks, among other things, treble damages, civil penalties and costs. On January 13, 2025, the United States filed notice of its election to intervene in part in the qui tam action. In this notice, which was also unsealed pursuant to the Court’s order entered

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
on or about May 1, 2025, the United States indicated that it determined to intervene in the action with respect to certain defendants named in the original complaint, including us. We dispute the allegations and plan to vigorously defend ourselves.
Note 9 – Segment and Geographic Information

Reportable Segments

Our operating and reportable segments have been determined in accordance with Accounting Standards Codification (“ASC”) 280, Segment Reporting. Our business structure is comprised of two reportable operating segments: (i) Medicare, and (ii) Employer and Individual (“E&I”). Our Medicare segment includes operating segments that have been aggregated based on the nature of products and services, types or class of customers, methods used to distribute the products and services, the nature of the regulatory environment and similarity of economic characteristics.

The Medicare segment consists primarily of commissions earned as the broker of record from our sale of Medicare-related health insurance plans, including Medicare Advantage, Medicare Supplement and Medicare Part D prescription drug plans, and to a lesser extent, ancillary products sold to our Medicare-eligible beneficiaries, including but not limited to, dental and vision insurance and hospital indemnity plans. Our commissions may include certain bonus payments, which are generally based on attaining predetermined target sales levels or other objectives, as determined by the health insurance carriers. The Medicare segment also consists of amounts earned in connection with our advertising program that allows Medicare-related carriers to purchase advertising on a separate website developed, hosted and maintained by us or pursuant to which we perform other services as marketing and our delivery and sale to third parties of Medicare-related health insurance leads generated by our ecommerce platforms and our marketing activities. The Medicare segment also generates revenue from our fee-based business process outsourcing services (“BPO”) where we are not the broker of record and cash is collected in advance or in close proximity to when revenue is recognized.

The E&I segment consists primarily of commissions earned from our sale of individual and family plans, including qualified and non-qualified plans, small business health insurance plans, and ancillary products sold to our non-Medicare-eligible consumers, including but not limited to, dental, vision and short-term insurance. To a lesser extent, the E&I segment includes amounts earned from our online sponsorship program that allows carriers to purchase advertising space in specific markets on our website as well as our technology licensing activities.

We report segment information based on how our chief executive officer, who is our chief operating decision maker (“CODM”), regularly reviews our operating results, allocates resources and makes decisions regarding our business operations in the annual budget and forecasting process along with evaluation of actual performance. Our CODM considers budget-to-actual variances on a monthly basis for our segment performance measures when making decisions about allocating capital and personnel to our segments. These performance measures include total segment revenue and segment gross profit (loss). Prior to the fourth quarter of 2024, we reported our measure of segment profitability as segment profit (loss). Accordingly, prior period amounts have been reclassified to conform to the current period presentation, in all material respects.

Segment gross profit (loss) is calculated as total revenue for the applicable segment less variable marketing and advertising expenses, segment CC&E expenses and cost of revenue for the applicable segment. Variable marketing and advertising expenses represent costs incurred in member acquisition from our direct marketing and marketing partner channels and exclude fixed overhead costs, such as personnel related costs, consulting expenses and other operating costs allocated to the marketing and advertising department. Segment CC&E expenses include expenses we incur in assisting applicants during the enrollment process and exclude operating costs allocated to the CC&E department.

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The results of our reportable segments are summarized for the periods presented below (in thousands):

	Three Months Ended March 31,
	2025	2024
Medicare:
Total revenue	$103,669	$82,388
Variable marketing and advertising	(33,753)	(30,248)
Medicare CC&E	(34,469)	(29,949)
Cost of revenue	300	(143)
Medicare segment gross profit	$35,747	$22,048

	Three Months Ended March 31,
	2025	2024
Employer and Individual:
Total revenue	$9,450	$10,576
Variable marketing and advertising	(1,190)	(776)
E&I CC&E	(2,180)	(2,277)
Cost of revenue	(92)	(118)
E&I segment gross profit	$5,988	$7,405

	Three Months Ended March 31,
	2025	2024
Consolidated:
Total revenue	$113,119	$92,964
Variable marketing and advertising	(34,943)	(31,024)
Segment CC&E	(36,649)	(32,226)
Cost of revenue	208	(261)
Total segment gross profit	$41,735	$29,453

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
A reconciliation of our segment gross profit to the Condensed Consolidated Statements of Comprehensive Income (Loss) for the periods presented is as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Total segment gross profit	$41,735	$29,453
Other marketing and advertising (1)	(6,454)	(7,452)
Other CC&E (2)	(572)	(675)
Technology and content	(12,601)	(13,305)
General and administrative	(17,310)	(19,619)
Impairment, restructuring and other charges	—	(6,313)
Interest expense	(2,648)	(2,809)
Other income, net	1,576	2,391
Income (loss) before income taxes	$3,726	$(18,329)
__________
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

Geographic Information

Our long-lived assets primarily consist of property and equipment, net and internally developed software. Our long-lived assets are attributed to the geographic location in which they are located. Long-lived assets by geographical area are summarized as follows (in thousands):

	March 31, 2025	December 31, 2024
United States	$25,425	$26,033
China	255	299
Total	$25,680	$26,332

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Significant Customers

Substantially all revenue for the three months ended March 31, 2025 and 2024 was generated from customers located in the United States. Carriers representing 10% or more of our total revenue are summarized as follows. The majority of the revenue was from the Medicare segment.

	Three Months Ended March 31,
	2025	2024
Humana	24%	26%
UnitedHealthcare (1)	24%	15%
Aetna (1)	14%	23%
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

Subsequent to becoming a remote first workplace in the third quarter of 2022, we executed several subleases of our office space in the United States. The subleases run through the remaining term of the primary leases. As of March 31, 2025, we expect to generate a total of $11.5 million in future sublease income through January 31, 2030. Sublease income is recorded on a straight-line basis as a reduction of lease expense in our Condensed Consolidated Statements of Comprehensive Income (Loss).

We test right-of-use assets when impairment indicators are present in accordance with the asset impairment provisions of ASC 360, Property, Plant and Equipment. In 2024, as part of our continued cost savings initiatives, we reassessed our occupied leased office space to identify excess space to vacate and potentially sublease. We also reassessed current market conditions in our previously vacated leased office spaces that had not yet been subleased. As a result, we determined impairment indicators were present at that time and we performed impairment testing of our right-of-use assets, including leasehold improvements. We utilized an income approach to value the asset groups by performing a discounted cash flow analysis and determined that for certain leases the net carrying values exceeded the estimated discounted future cash flows expected to be derived from the properties based on Level 3 inputs, including current sublease market rent, future sublease market conditions and the discount rate. We recorded $5.5 million of impairment charges related to our operating lease right-of-use assets and property, plant and equipment, which was reflected in the “Impairment, restructuring and other charges” line in our Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2024. We recorded no impairment charges related to our operating lease right-of-use assets and the corresponding property, plant and equipment for the three months ended March 31, 2025. See Note 11 – Impairment, Restructuring and Other Charges for further discussion about our asset impairment charges.

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The components of operating lease costs for the three months ended March 31, 2025 and 2024 were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Operating lease expense	$1,218	$1,737
Operating sublease income	(689)	(576)
Total operating lease cost	$529	$1,161

Supplemental information related to our leases is as follows (dollars in thousands):

	Three Months Ended March 31,
	2025	2024
Cash paid for amounts included in the measurement of operating lease liabilities	$2,285	$2,231

	March 31, 2025	December 31, 2024
Weighted-average remaining lease term (in years) of operating leases	3.7	4.6
Weighted-average discount rate used to recognize operating lease right-of-use-assets	5.7%	5.7%

As of March 31, 2025, maturities of our operating lease liabilities are as follows (in thousands):

Year ending December 31,
2025 (remainder)	$6,879
2026	7,693
2027	6,950
2028	4,998
2029	3,008
Thereafter	196
Total lease payments (1)	$29,724
Less imputed interest	(3,144)
Total	$26,580
____________
(1)Non-cancellable sublease proceeds for the remainder of 2025 and the years ending December 31, 2026, 2027, 2028, 2029 and thereafter of $2.0 million, $2.9 million, $3.0 million, $3.1 million, $1.1 million, and $0.1 million, respectively, are not included in the table above.

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 11 — Impairment, Restructuring and Other Charges

The following table details impairment, restructuring and other charges for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2025	2024
Asset impairment charges	$—	$5,492
Restructuring and reorganization charges	—	821
Impairment, restructuring and other charges	$—	$6,313

Asset Impairments

We did not incur any asset impairment charges for the three months ended March 31, 2025. For the three months ended March 31, 2024, we recognized non-cash, pre-tax asset impairment charges of $5.5 million, related to several of our leased office spaces in the “Impairment, restructuring and other charges” line in our Condensed Consolidated Statements of Comprehensive Income (Loss). These charges were comprised of $5.1 million of operating lease right-of-use asset impairments and $0.4 million of property and equipment impairment for the three months ended March 31, 2024. Refer to Note 10 – Leases for additional information related to our lease impairment charges.

Restructuring

We did not incur any restructuring or reorganization charges for the three months ended March 31, 2025 and as of March 31, 2025, we had no restructuring accrual on our Condensed Consolidated Balance Sheet. For the three months ended March 31, 2024, we recognized $0.8 million of pre-tax restructuring charges in the “Impairment, restructuring and other charges” line in our Condensed Consolidated Statements of Comprehensive Income (Loss), primarily related to employee termination benefits as a result of our cost-reduction efforts. All of the restructuring charges were settled in cash and no equity awards were modified.

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

In accordance with ASC 470-50, Debt Modification and Extinguishments, the Second Amendment was accounted for as a debt modification. The $1.1 million extension fee paid to the lenders of the Credit Agreement during the quarter ended December 31, 2024 has been recorded as a direct deduction from the face amount of the

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
loan. Similar to the $5.1 million of closing costs incurred for the Original Credit Agreement, the extension fee is amortized on a straight-line basis over the remaining term of the Credit Agreement in the “Interest expense” line in our Condensed Consolidated Statements of Comprehensive Income (Loss). Additionally, we paid $1.3 million during the quarter ended December 31, 2024 in third-party costs as part of the Second Amendment. Total amortization of closing costs, or debt issuance costs, was $0.3 million for the three months ended March 31, 2025, and $0.4 million for the three months ended March 31, 2024, and is recorded in the “Interest expense” line in our Condensed Consolidated Statements of Comprehensive Income (Loss). There were $1.2 million of unamortized issuance costs as of March 31, 2025. The carrying value of the term loan approximates the fair value, based on Level 2 inputs (observable market prices in less than active markets), as the interest rate is variable over the selected interest period and is similar to current rates at which we can borrow funds. The carrying value of the loan was $68.8 million as of March 31, 2025.

The loans under the Credit Agreement bear interest, at our option, at either a rate based on the Adjusted Term SOFR or a base rate, in each case plus a margin. The base rate is the highest of the prime rate, the federal funds rate plus 0.50% and three-month Adjusted Term SOFR plus 1.00%. The Second Amendment reduced the margin from 7.50% to 7.00% for Adjusted Term SOFR loans and from 6.50% to 6.00% for base rate loans. As of March 31, 2025, the interest rate was 11.57%. For the three months ended March 31, 2025 and 2024 we incurred interest expense of $2.0 million and $2.3 million, respectively.

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

Financial covenants in the Credit Agreement require that we maintain Liquidity (as defined in the Credit Agreement) at or above $25.0 million as of the last calendar day of any month. The Credit Agreement also requires that the outstanding amount as of the last calendar day of any month be less than 50% of our total contract assets - commissions receivable (i.e., both current and non-current commissions receivable). As of March 31, 2025, we were in compliance with our loan covenants.

Note 13 – Income Taxes

The following table summarizes our provision for (benefit from) income taxes and our effective tax rates for the periods presented (in thousands, except effective tax rate):

	Three Months Ended March 31,
	2025	2024
Income (loss) before income taxes	$3,726	$(18,329)
Provision for (benefit from) income taxes	1,776	(1,345)
Effective tax rate	47.7%	7.3%

For the three months ended March 31, 2025 and 2024 we calculated our provision for (benefit from) income taxes by applying an estimate of the annual effective tax rate to income (loss) before income taxes for the reporting period.

For the three months ended March 31, 2025, we recorded a provision for income taxes of $1.8 million, representing an effective tax rate of 47.7%, which was higher than the statutory federal tax rate primarily due to

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
state taxes, nondeductible stock-based compensation, lobbying expenses and prior year discrete adjustments, partially offset by research and development credits. For the three months ended March 31, 2024, we recognized a benefit from income taxes of $1.3 million, representing an effective tax rate of 7.3%, which was lower than the statutory federal tax rate primarily due to stock-based compensation adjustments, non-deductible lobbying expenses and an increase in global intangible low-taxed income, partially offset by research and development credits and state taxes.

Assessing the realizability of our deferred tax assets is dependent upon several factors, including the likelihood and amount, if any, of future taxable income in relevant jurisdictions during the periods in which those temporary differences become deductible. We forecast taxable income by considering available positive and negative evidence, including our history of operating income and losses and our financial plans and estimates that we use to manage the business. These assumptions require significant judgment about future taxable income. As a result, the amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change. We continue to recognize our deferred tax assets as of March 31, 2025, as we believe it is more likely than not that such deferred tax assets will be realized, with the exception of certain net operating losses and credits for which there is increased uncertainty regarding our future taxable income and a lack of other sources of taxable income, which have a valuation allowance.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Please read the following discussion and analysis together with our condensed consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “Annual Report”). This discussion and analysis contains forward-looking statements, which involve risks and uncertainties. As a result of many factors, such as those described under “Cautionary Note Regarding Forward-Looking Statements,” “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report, our actual results may differ materially from those anticipated in these forward-looking statements.

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

Business Update

Our fiscal 2025 growth strategy is focused on pursuing deliberate revenue diversification and scaling of our business, evolving our brand awareness for all products and channels, improving member retention and conversions on our platform while continuing to evolve our telesales organization, advancing our digital technology leadership, and strengthening and expanding health insurance carrier partnerships.

During the first quarter of 2025, we maintained the momentum we built during the most recent Annual Enrollment Period (“AEP”), which observed strong consumer demand driven by recent Medicare Advantage plan benefit and premium changes, plan cancellations and market exits due primarily to carriers facing higher medical costs and regulatory pressures. As a result, we delivered strong Medicare Advantage enrollment growth in Q1 2025, with 25% growth in total Medicare Advantage submissions, inclusive of our broker of record and fee-based business process outsourcing (“BPO”) arrangements, compared to the same period in 2024. Submissions describe applications that are submitted by individuals online through our eHealth platform or completed with the assistance of our benefit advisors where the individual provides authorization to the benefit advisor to submit the application to the insurance carrier partner. The individual may have additional actions to take before the application will be reviewed by the insurance carrier and not all submissions ultimately become approved members. Additionally, we observed improvements in our cash flow from operations for the three months ended March 31, 2025, compared to the same period in 2024, reflecting strong cash collections from new enrollments.

During the first quarter of 2025, we invested in our post-enrollment retention strategy and nearly doubled the size of our retention and customer service team. Despite this investment, Medicare unit margins experienced meaningful expansion in Q1 2025, compared to the same period in 2024. Additionally, we began piloting the integration of artificial intelligence across several components of our telephonic enrollment platform during the second quarter of 2025.

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

The following table shows approved members by product for the periods presented:

	Three Months Ended March 31,		% Change
	2025	2024
Medicare
Medicare Advantage	82,671	65,750	26%
Medicare Supplement	2,565	6,182	(59)%
Medicare Part D	2,642	3,575	(26)%
Total Medicare	87,878	75,507	16%
Individual and Family	5,817	7,160	(19)%
Ancillary	16,925	13,950	21%
Small Business	1,190	1,642	(28)%
Total Approved Members	111,810	98,259	14%

Three Months Ended March 31, 2025 and 2024 – Total approved members grew 14% during the three months ended March 31, 2025 compared to the same period in 2024, driven by:

•16% growth in Medicare approved members, as a result of:
◦a 26% increase in Medicare Advantage approved members due to a 21% increase in Medicare Advantage broker of record submissions primarily as a result of the continued increase in consumer demand due to recent market disruptions, increased variable marketing spend and an increased number of benefit advisors with improved telesales conversion rates year-over-year,
◦partially offset by a 59% and 26% decline in Medicare Supplement and Medicare Part D approved members, respectively, primarily caused by the shift of some Medicare Supplement broker of record arrangements to fee-based arrangements within our Amplify platform and a shift away from standalone Medicare Part D plans.
•21% growth in ancillary approved members primarily due to a targeted increase in hospital indemnity plan members and an increase in vision plan approved members, partially offset by declines in dental and short-term approved members;
•a 19% and 28% decline in individual and family plan and small business health insurance plan approved members, respectively, primarily due to a decrease in volume as we continued to focus on implementing operational enhancements in our E&I segment.

Estimated Constrained Lifetime Value of Commissions Per Approved Member

The following table shows our estimated constrained LTV of commissions per approved member by product for the periods presented:

	Three Months Ended March 31,		% Change
	2025	2024
Medicare (1) (2)
Medicare Advantage	$907	$952	(5)%
Medicare Supplement	1,256	957	31%
Medicare Part D	167	237	(30)%
Individual and Family (1)
Non-Qualified Health Plans	386	385	—%
Qualified Health Plans	415	402	3%
Ancillary (1)
Short-term	118	184	(36)%
Dental	134	124	8%
Vision	88	84	5%
Small Business (1)	249	215	16%
__________
(1)Constrained LTV of commissions per approved member for Medicare, individual and family and ancillary plans represents commissions estimated to be collected over the estimated life of an approved member’s plan after applying constraints in accordance with our revenue recognition policy. Constrained LTV of commissions per approved member for small business represents the estimated commissions we expect to collect from the plan over the following twelve months. The estimate is driven by multiple factors, including but not limited to, contracted commission rates, carrier mix, estimated average plan duration, the regulatory environment, cancellations of insurance plans offered by health insurance carriers with which we have a relationship and applied constraints. The constraints are applied to help ensure that commissions estimated to be collected over the estimated life of an approved member’s plan are recognized as revenue only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with future commissions receivable from the plan is subsequently resolved. These factors may result in varying values from period to period. For additional information on constrained LTV, see “Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2024.

(2)The constraints applied to the total estimated lifetime value of commissions we expect to receive for selling the plan after the carrier approves an application in order to derive the constrained LTV of commissions for approved members recognized for Medicare Advantage, Medicare Supplement and Medicare Part D were 5.5%, 9% and 7%, respectively, for the three months ended March 31, 2025 and 7%, 9% and 7%, respectively, for the three months ended March 31, 2024.

Three Months Ended March 31, 2025 and 2024 – The changes in constrained LTV of commissions per approved member primarily consisted of:
•a 5% decrease in Medicare Advantage plans, reflecting less favorable retention assumptions for the Q1 2025 cohorts compared to Q1 2024 cohorts, partly offset by lower constraint due to a decline in volatility and observed LTV trends;
•a 31% increase in Medicare Supplement plans, primarily due to favorable carrier and contract mix and favorable retention assumptions for the Q1 2025 cohorts compared to Q1 2024 cohorts;

•a 30% decrease in Medicare Part D plans, primarily driven by unfavorable carrier and contract mix, partially offset by improved retention assumptions for the Q1 2025 cohorts compared to Q1 2024 cohorts;
•a 3% increase in qualified health plans, primarily due to improved enrollment quality;
•a 36% decrease in short-term plans, primarily driven by unfavorable retention assumptions year-over-year as a result of the regulatory change that decreased term limits for short-term health plans; and
•an 8%, 5% and 16% increase in dental, vision and small business plans, respectively, primarily driven by favorable carrier and contract mix.

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

The following table shows estimated membership by product as of the dates presented below:

	As of March 31,		% Change
	2025	2024
Medicare (1)
Medicare Advantage	601,431	594,457	1%
Medicare Supplement	90,917	92,799	(2)%
Medicare Part D	180,076	187,534	(4)%
Total Medicare	872,424	874,790	—%

Individual and Family (1)	69,652	80,928	(14)%
Ancillary (1)	175,270	179,224	(2)%
Small Business (2)	41,317	45,084	(8)%
Total Estimated Membership	1,158,663	1,180,026	(2)%
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

March 31, 2025 compared to March 31, 2024 – Total estimated membership declined 2% as of March 31, 2025 compared to March 31, 2024 due to:

•a 14%, 2% and 8% decline year-over-year in individual and family plan, ancillary plan and small business plan estimated membership, respectively, primarily due to a decrease in approved applications as we focus on implementing operational enhancements in our E&I segment;
•Medicare estimated membership remained flat year-over-year primarily due to:
◦a 1% increase in Medicare Advantage estimated membership as a result of increased approved applications,
◦partially offset by a 2% and 4% decrease in Medicare Supplement and Medicare Part D plans, respectively, as a result of decreased approved applications due to the shift of some broker of record arrangements to fee-based arrangements within our Amplify platform, which are not included in estimated membership, as well as a decline in Medicare Part D plan approved applications due to the shift away from standalone Medicare Part D plans.

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

The numerator used to calculate each member acquisition metric discussed above is the portion of the respective operating expenses for CC&E and marketing and advertising that is directly related to member acquisition for our sale of Medicare Advantage, Medicare Supplement and Medicare Part D prescription drug plans (collectively, “Medicare Plans”) and for all individual and family major medical plans and short-term health insurance plans (collectively, “IFP Plans”), respectively, for which we are the broker of record. The denominator used to calculate each metric is based on a derived metric that represents the relative value of the new members acquired. For Medicare Plans, we call this derived metric Medicare Advantage (“MA”)-equivalent approved members, and for IFP Plans, we call this derived metric IFP-equivalent approved members. The calculations for MA-equivalent approved members and for IFP-equivalent approved members are based on the weighted number of approved members for Medicare Plans and IFP Plans during the period, with the number of approved members adjusted based on the relative LTV of the product they are purchasing. Since the LTV for any product fluctuates from period to period, the weight given to each product was determined based on their relative LTVs at the time of our adoption of Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers.

The following table shows the CC&E cost per approved member and the variable marketing cost per approved member for the periods presented:

	Three Months Ended March 31,		% Change
	2025	2024
Medicare
CC&E cost per MA-equivalent approved member (1)	$361	$419	(14)%
Variable marketing cost per MA-equivalent approved member (1)	393	415	(5)%
Total acquisition cost per MA-equivalent approved member	$754	$834	(10)%
Individual and Family Plan
CC&E cost per IFP-equivalent approved member (2)	$189	$161	17%
Variable marketing cost per IFP-equivalent approved member (2)	119	58	105%
Total acquisition cost per IFP-equivalent approved member	$308	$219	41%
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

Medicare

Three Months Ended March 31, 2025 and 2024 – Total acquisition cost per MA-equivalent approved member decreased $80, or 10%, during the three months ended March 31, 2025 compared to the same period in 2024, driven by:

•a $58, or 14%, decrease in CC&E cost per MA-equivalent approved member due to:
◦efficiencies resulting from a benefit advisor mix that is more tenured when compared to the same period in 2024 as well as the increased use of screeners to answer calls from beneficiaries, and
◦continued optimization of our sales force operations driven by enhanced training protocols and new agent-facing sales tools.
•a $22, or 5%, decrease in variable marketing cost per MA-equivalent approved member, primarily due to continued marketing efficiencies as our brand continues to scale, enabling improvement in our marketing channel mix.

Individual and Family

Three Months Ended March 31, 2025 and 2024 – Total acquisition cost per IFP-equivalent approved member increased $89, or 41%, during the three months ended March 31, 2025 compared to the same period in 2024, driven by:

•a $28, or 17%, increase in CC&E cost per IFP-equivalent approved member due to the overall decline in individual and family plan and short-term plan approved members; and
•a $61, or 105%, increase in variable marketing cost per IFP-equivalent approved member, primarily driven by an increase in marketing spend as we pursue growth in the E&I segment as well as the decline in individual and family plan and short-term plan approved members.

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
•Stock-based compensation; and
•Accounting for income taxes.

There have been no changes to our critical accounting policies and estimates described in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission on February 27, 2025, that have had a significant impact on our condensed consolidated financial statements and related notes. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of

Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024, for a complete discussion of our other critical accounting policies and estimates.

Results of Operations

The following table sets forth our operating results and related percentage of total revenue for the periods presented (dollars in thousands):

	Three Months Ended March 31,
	2025		2024
Revenue
Commission	$98,946	87%	$80,927	87%
Other	14,173	13%	12,037	13%
Total revenue	113,119	100%	92,964	100%
Operating costs and expenses (1)
Marketing and advertising	41,189	36%	38,737	42%
Customer care and enrollment	37,221	33%	32,901	35%
Technology and content	12,601	11%	13,305	14%
General and administrative	17,310	15%	19,619	21%
Impairment, restructuring and other charges	—	—%	6,313	7%
Total operating costs and expenses	108,321	96%	110,875	119%
Income (loss) from operations	4,798	4%	(17,911)	(19)%
Interest expense	(2,648)	(2)%	(2,809)	(3)%
Other income, net	1,576	1%	2,391	3%
Income (loss) before income taxes	3,726	3%	(18,329)	(20)%
Provision for (benefit from) income taxes	1,776	2%	(1,345)	(1)%
Net income (loss)	$1,950	2%	$(16,984)	(18)%
____________
(1)Operating costs and expenses include the following amounts of stock-based compensation expense (in thousands):

	Three Months Ended March 31,
	2025	2024
Marketing and advertising	$497	$644
Customer care and enrollment	264	524
Technology and content	688	974
General and administrative	2,340	3,398
Total stock-based compensation expense	$3,789	$5,540

Revenue

Our commission revenue, other revenue and total revenue are summarized as follows (dollars in thousands):

	Three Months Ended March 31,		Change
	2025	2024	$	%
Commission	$98,946	$80,927	$18,019	22%
% of total revenue	87%	87%
Other	14,173	12,037	2,136	18%
% of total revenue	13%	13%
Total revenue	$113,119	$92,964	$20,155	22%

Three Months Ended March 31, 2025 and 2024 – Commission revenue increased $18.0 million, or 22%, during the three months ended March 31, 2025 compared to the same period in 2024 due to:

•a $19.0 million, or 27%, increase in commission revenue from our Medicare segment driven by:
◦a 16% increase in overall Medicare plan approved members, specifically driven by 26% growth in Medicare Advantage approved members, and
◦net adjustment revenue from prior periods of $8.0 million during the three months ended March 31, 2025 compared to $1.0 million in the same period in 2024.
•a $0.9 million, or 9%, decrease in commission revenue from our E&I segment driven by:
◦a 19% and 28% decline in individual and family plan and small business plan approved members, respectively,
◦partially offset by higher net adjustment revenue from prior periods enrollments, which was $2.5 million during the three months ended March 31, 2025 compared to $1.5 million in the same period in 2024 along with improved constrained LTV of commissions per approved member for most products in our E&I segment.

Other revenue increased $2.1 million, or 18%, during the three months ended March 31, 2025 compared to the same period in 2024 due to a $4.2 million increase in fee-based revenue driven by the expansion of our fee-based BPO arrangements, partially offset by a $2.0 million decline in sponsorship and advertising revenue.

See Summary of Selected Metrics above and Segment Information below for further discussion.

Marketing and Advertising

Marketing and advertising expenses consist primarily of member acquisition expenses associated with our direct marketing and marketing partner member acquisition channels, in addition to compensation and other expenses related to marketing, business development, partner management, public relations and carrier relations personnel who support our offerings. Marketing and advertising expenses also include cost of revenue, which consists of payments related to health insurance plans sold to members who were referred to our website by marketing partners with whom we have revenue-sharing arrangements. We recognize direct marketing expenses in our direct marketing acquisition channel in the period in which they are incurred, including in the period in which the consumer clicks on the advertisement for direct online channels. We generally compensate our marketing partners for referrals based on the consumer submitting a health insurance application on our platform, regardless of whether the consumer’s application is approved by the health insurance carrier, or for the referral of a Medicare-related lead to us by the marketing partner.

Some of our marketing partners have tiered arrangements where the amount we pay the marketing partner per submitted application increases as the volume of submitted applications we receive from the marketing partner increases. We recognize these expenditures in the period when a marketing partner’s referral results in the submission of a health insurance application. Advertising costs for our marketing partner channels are expensed as incurred. Increases in submitted applications resulting from marketing partner referrals or visitors to our website from our direct marketing channel have in the past, and could in the future, result in marketing and advertising expenses being significantly higher than our expectations.

Our marketing and advertising expenses are summarized as follows (dollars in thousands):

	Three Months Ended March 31,		Change
	2025	2024	$	%
Marketing and advertising	$41,189	$38,737	$2,452	6%
% of total revenue	36%	42%

Three Months Ended March 31, 2025 and 2024 – Marketing and advertising expenses increased $2.5 million, or 6%, during the three months ended March 31, 2025 compared to the same period in 2024, primarily driven by a $3.9 million increase in variable advertising costs, partly offset by a $1.0 million decrease in fixed marketing costs. The increase in variable advertising costs was due to an increased investment in our direct marketing channels and an increase in affiliate partner channels.

Customer Care and Enrollment

Customer care and enrollment expenses primarily consist of compensation, benefits and licensing costs for personnel engaged in assistance to applicants who call our advisor enrollment center and for benefit advisors who assist applicants during the enrollment process.

Our customer care and enrollment expenses are summarized as follows (dollars in thousands):

	Three Months Ended March 31,		Change
	2025	2024	$	%
Customer care and enrollment	$37,221	$32,901	$4,320	13%
% of total revenue	33%	35%

Three Months Ended March 31, 2025 and 2024 – Customer care and enrollment expenses increased $4.3 million, or 13%, during the three months ended March 31, 2025 compared to the same period in 2024. This increase was primarily due to a $5.8 million increase in personnel and compensation costs associated with a higher number of screeners, licensed benefit advisors and retention advisors, partially offset by a $1.3 million decrease in other operating expenses due to lower consulting and licensing costs.

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

Our technology and content expenses are summarized as follows (dollars in thousands):

	Three Months Ended March 31,		Change
	2025	2024	$	%
Technology and content	$12,601	$13,305	$(704)	(5)%
% of total revenue	11%	14%

Three Months Ended March 31, 2025 and 2024 – Technology and content expenses decreased $0.7 million, or 5%, during the three months ended March 31, 2025 compared to the same period in 2024, primarily driven by a $0.4 million decrease in amortization of internally developed software, a $0.3 million decrease in personnel and compensation costs and a $0.3 million decrease in stock-based compensation expense, partly offset by an increase of $0.4 million in other operating costs, particularly consulting expenses.

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

Our general and administrative expenses are summarized as follows (dollars in thousands):

	Three Months Ended March 31,		Change
	2025	2024	$	%
General and administrative	$17,310	$19,619	$(2,309)	(12)%
% of total revenue	15%	21%

Three Months Ended March 31, 2025 and 2024 – General and administrative expenses decreased $2.3 million, or 12%, during the three months ended March 31, 2025 compared to the same period in 2024, primarily driven by a $1.1 million decrease in professional fees and a $1.1 million decrease in stock-based compensation expense.

Impairment, Restructuring and Other Charges

Our impairment, restructuring and other charges consist primarily of severance, transition and other related costs and impairment charges. Our impairment, restructuring and other charges are summarized as follows (dollars in thousands):

	Three Months Ended March 31,		Change
	2025	2024	$	%
Impairment, restructuring and other charges	$—	$6,313	$(6,313)	(100)%
% of total revenue	—%	7%

Three Months Ended March 31, 2025 and 2024 – We incurred no impairment, restructuring and other charges for the three months ended March 31, 2025 compared to $6.3 million of impairment, restructuring and other charges for the same period in 2024. These charges in 2024 consisted of $5.5 million of impairment related to several of our leased office spaces, which comprised of $5.1 million of operating lease right-of-use asset impairments and $0.4 million of property and equipment impairments. We also incurred $0.8 million of restructuring charges which were primarily related to employee termination benefits as a result of our cost-reduction efforts during the first quarter of fiscal 2024.

Interest Expense

Interest expense primarily consists of interest expense and amortization of debt issuance costs related to our Credit Agreement. See Note 12 – Debt in our Notes to Condensed Consolidated Financial Statements for additional information. Our interest expense is summarized as follows (dollars in thousands):

	Three Months Ended March 31,		Change
	2025	2024	$	%
Interest expense	$(2,648)	$(2,809)	$161	6%
% of total revenue	(2)%	(3)%

Three Months Ended March 31, 2025 and 2024 – Interest expense decreased by $0.2 million, or 6%, during the three months ended March 31, 2025 compared to the same period in 2024, primarily driven by lower interest rates.

Other Income, Net

Other income, net, primarily consisted of interest income and margin earned on commissions received from Medicare plan members transferred to us in 2010 through 2012 by a broker partner.

Our other income, net, is summarized as follows (dollars in thousands):

	Three Months Ended March 31,		Change
	2025	2024	$	%
Other income, net	$1,576	$2,391	$(815)	(34)%
% of total revenue	1%	3%

Three Months Ended March 31, 2025 and 2024 – Other income, net, was $1.6 million during the three months ended March 31, 2025, compared to $2.4 million during the three months ended March 31, 2024. The change was primarily due to a $0.8 million decrease in interest income as a result of less favorable short-term investment returns and a decline in average short-term investment balances during the three months ended March 31, 2025.

Provision for (Benefit from) Income Taxes

Our provision for (benefit from) income taxes is summarized as follows (dollars in thousands):

	Three Months Ended March 31,		Change
	2025	2024	$	%
Provision for (benefit from) income taxes	$1,776	$(1,345)	$3,121	(232)%
Effective tax rate	47.7%	7.3%

Three Months Ended March 31, 2025 and 2024 – Our effective tax rate of 47.7% for the three months ended March 31, 2025 was higher than our 7.3% effective tax rate for the three months ended March 31, 2024 primarily due to fluctuations in stock-based compensation adjustments, research and developments credits and state taxes. Our effective tax rate for the three months ended March 31, 2025 was higher than the statutory federal tax rate due primarily to state taxes, nondeductible stock-based compensation, lobbying expenses and prior year discrete adjustments, partially offset by research and development credits.

Segment Information

We report segment information based on how our chief executive officer, who is our chief operating decision maker (“CODM”), regularly reviews our operating results, allocates resources and makes decisions regarding our business operations in the annual budget and forecasting process along with evaluation of actual performance. Our CODM considers budget-to-actual variances on a monthly basis for our segment performance measures when making decisions about allocating capital and personnel to our segments. These performance measures include total segment revenue and segment gross profit (loss). Prior to the fourth quarter of 2024, we reported our measure of segment profitability as segment profit (loss). Accordingly, prior period amounts have been reclassified to conform to the current period presentation, in all material respects.

Our business structure is comprised of two operating segments:

•Medicare; and
•Employer and Individual.

Our CODM does not separately evaluate assets by segment, with the exception of commissions receivable, and therefore assets by segment are not presented.

The Medicare segment consists primarily of commissions earned as the broker of record from our sale of Medicare-related health insurance plans, including Medicare Advantage, Medicare Supplement and Medicare Part D prescription drug plans, and to a lesser extent, ancillary products sold to our Medicare-eligible beneficiaries, including but not limited to, dental and vision insurance and hospital indemnity plans. Our commissions may include certain bonus payments, which are generally based on attaining predetermined target sales levels or other objectives, as determined by the health insurance carriers. The Medicare segment also consists of amounts earned in connection with our advertising program that allows Medicare-related carriers to purchase advertising on a separate website developed, hosted and maintained by us or pursuant to which we perform other services as marketing and our delivery and sale to third parties of Medicare-related health insurance leads generated by our ecommerce platforms and our marketing activities. The Medicare segment also generates revenue from our fee-based BPO services where we are not the broker of record and cash is collected in advance or in close proximity to when revenue is recognized.

The E&I segment consists primarily of commissions earned from our sale of individual and family plans, including qualified and non-qualified plans, small business health insurance plans and ancillary products sold to our non-Medicare-eligible consumers, including but not limited to, dental, vision and short-term insurance. To a lesser extent, the E&I segment includes amounts earned from our online sponsorship program that allows carriers to purchase advertising space in specific markets on our website as well as our technology licensing activities.

Segment gross profit (loss) is calculated as total revenue for the applicable segment less variable marketing and advertising expenses, segment CC&E expenses and cost of revenue for the applicable segment. Variable marketing and advertising expenses represent costs incurred in member acquisition from our direct marketing and marketing partner channels and exclude fixed overhead costs, such as personnel related costs, consulting expenses and other operating costs allocated to the marketing and advertising department. Segment CC&E expenses include expenses we incur in assisting applicants during the enrollment process and exclude operating costs allocated to the CC&E department.

Our operating segment revenue and segment gross profit are summarized as follows (in thousands):

	Three Months Ended March 31,
	2025	2024	% Change
Medicare:
Total revenue	$103,669	$82,388	26%
Variable marketing and advertising	(33,753)	(30,248)	(12)%
Medicare CC&E	(34,469)	(29,949)	(15)%
Cost of revenue	300	(143)	310%
Medicare segment gross profit	$35,747	$22,048	62%

	Three Months Ended March 31,
	2025	2024	% Change
Employer and Individual:
Total revenue	$9,450	$10,576	(11)%
Variable marketing and advertising	(1,190)	(776)	(53)%
E&I CC&E	(2,180)	(2,277)	4%
Cost of revenue	(92)	(118)	22%
E&I segment gross profit	$5,988	$7,405	(19)%

	Three Months Ended March 31,
	2025	2024	% Change
Consolidated:
Total revenue	$113,119	$92,964	22%
Variable marketing and advertising	(34,943)	(31,024)	(13)%
Segment CC&E	(36,649)	(32,226)	(14)%
Cost of revenue	208	(261)	180%
Total segment gross profit	$41,735	$29,453	42%

A reconciliation of our segment gross profit to the Condensed Consolidated Statements of Comprehensive Income (Loss) for the periods presented is as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Total segment gross profit	$41,735	$29,453
Other marketing and advertising (1)	(6,454)	(7,452)
Other CC&E (2)	(572)	(675)
Technology and content	(12,601)	(13,305)
General and administrative	(17,310)	(19,619)
Impairment, restructuring and other charges	—	(6,313)
Interest expense	(2,648)	(2,809)
Other income, net	1,576	2,391
Income (loss) before income taxes	$3,726	$(18,329)
__________
(1)Other marketing and advertising costs consist of fixed marketing and advertising, previously capitalized labor, depreciation and share-based compensation costs.
(2)Other CC&E costs consist of previously capitalized labor, depreciation and share-based compensation costs.

Medicare Segment

Three Months Ended March 31, 2025 and 2024 – Revenue from our Medicare segment increased $21.3 million, or 26%, during the three months ended March 31, 2025 compared to the same period in 2024, primarily driven by:
•a $19.0 million increase in Medicare segment commission revenue due to:
◦a $13.0 million increase in Medicare Advantage plan commission revenue, driven by 26% growth in Medicare Advantage plan approved members, and
◦higher net adjustment revenue which was $8.0 million for the three months ended March 31, 2025 compared to $1.0 million for the three months ended March 31, 2024.
•a $2.3 million increase in Medicare segment other revenue driven by a $4.2 million increase from growth in our fee-based BPO arrangements, partially offset by a $2.0 million decline in sponsorship and advertising revenue.

Our Medicare segment gross profit was $35.7 million for the three months ended March 31, 2025, an increase of $13.7 million or 62%, compared to the same period in 2024 primarily driven by:
•a $21.3 million increase in Medicare segment revenue,
•partially offset by increases of $3.5 million in variable marketing and advertising expenses and $4.5 million in segment CC&E expenses primarily due to the continued execution of our initiatives to attract and retain beneficiaries, including having a larger group of screeners and benefit advisors compared to 2024.

Employer and Individual Segment

Three Months Ended March 31, 2025 and 2024 – Revenue from our E&I segment decreased $1.1 million, or 11%, during the three months ended March 31, 2025 compared to the same period in 2024, primarily driven by a $0.9 million decrease in commission revenue as a result of:

•a 19% and 28% decline in individual and family plan and small business plan approved members, respectively, compared to the same period in 2024;
•partially offset by higher net adjustment revenue year-over-year, which was $2.5 million for the three months ended March 31, 2025 compared to $1.5 million in three months ended March 31, 2024;

Our E&I segment gross profit was $6.0 million for the three months ended March 31, 2025, a decrease of $1.4 million, or 19%, compared to the same period in 2024 primarily driven by:
•a $1.1 million decrease in E&I segment revenue; and
•an increase of $0.4 million in variable marketing and advertising expenses mostly due to investments in our operational enhancements for our E&I segment that are underway.

Liquidity and Capital Resources

As of March 31, 2025, we had cash, cash equivalents and short-term marketable securities of $155.6 million. During the three months ended March 31, 2025, we generated operating cash flow of $77.1 million as summarized below. We have historically financed our operations primarily through cash generated from our operations, equity issuances and debt financing. Our principal uses of cash in recent periods have been funding working capital, purchases of short-term investments, the satisfaction of tax withholding obligations in connection with the settlement of restricted stock units, making payments on our operating lease obligations and service and licensing obligations, and complying with our debt servicing requirements and preferred stock dividend payment obligations.

Cash and Cash Equivalents

Our cash, cash equivalents and short-term marketable securities are summarized as follows (in thousands):

	March 31, 2025	December 31, 2024
Cash and cash equivalents	$121,092	$39,197
Short-term marketable securities	34,495	43,043
Total cash, cash equivalents and short-term marketable securities	$155,587	$82,240

Cash equivalents, which are comprised of financial instruments with an original maturity of 90 days or less from the date of purchase, primarily consist of money market funds, commercial paper and government securities. We also maintained $3.1 million in restricted cash as of March 31, 2025 and December 31, 2024.

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

Short-term obligations were $8.4 million for leases and $7.6 million for service and licensing as of March 31, 2025. Long-term obligations were $21.3 million for leases and $2.9 million for service and licensing as of March 31, 2025. We expect to fund these obligations through our existing cash and cash equivalents and cash generated from operations.

Convertible Preferred Stock

Pursuant to an investment agreement dated February 17, 2021 with Echelon Health SPV, LP (“H.I.G.”) (the “H.I.G. Investment Agreement”), we issued and sold 2,250,000 shares of Series A convertible preferred stock (“Series A Preferred Stock”) at an aggregate purchase price of $225.0 million to H.I.G. in a private placement and received $214.0 million net proceeds on April 30, 2021. As of March 31, 2025, we have accrued $1.4 million for cash dividends. The H.I.G. Investment Agreement also provides certain redemption rights on or after April 2027. In addition, the Company is required to maintain an Asset Coverage Ratio (as defined in the H.I.G. Investment Agreement) of at least 2.5x (the “Minimum Asset Coverage Ratio”) and a Minimum Liquidity Amount (as defined in the H.I.G. Investment Agreement). Failure to maintain the Minimum Asset Coverage Ratio or the Minimum Liquidity Amount as of the date or the time period required by the H.I.G. Investment Agreement, for as long as H.I.G. continues to own at least 30% of the Series A Preferred Stock originally issued to it in the private placement, entitles H.I.G., subject to the conditions and restrictions specified therein, to additional rights including the right to nominate one additional member to the Company’s Board of Directors, the right to approve the Company’s annual budget, the right to approve hiring or termination of certain key executives and the right to approve the incurrence of certain indebtedness. See Note 6 — Convertible Preferred Stock in our Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for more information.

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

Term Loan Credit Agreement

On February 28, 2022, we entered into a term loan credit agreement providing for a $70.0 million secured term loan credit facility with Blue Torch Finance LLC, as administrative agent and collateral agent, and other lenders party thereto (the “Original Credit Agreement), which agreement was subsequently amended on August 16, 2022 (the “First Amendment”) to update our borrowing benchmark from LIBOR to SOFR (as amended by the First Amendment, the “First Amended Credit Agreement”). On November 1, 2024, we entered into a second amendment (the "Second Amendment") to the First Amended Credit Agreement (as amended by the Second Amendment, the “Credit Agreement”) which extends the maturity date of the Credit Agreement from February 2025 to February 2026 and, among other things, reduces the overall interest rate of the term loan beginning on the effective date of the Second Amendment. The outstanding obligations under the Credit Agreement are payable in full on the maturity date. As part of the Credit Agreement, we incur a $0.3 million fee per annum, payable annually. The loans under the Credit Agreement bear interest, at our option, at either a rate based on the Adjusted Term SOFR or a base rate, in each case plus a margin. The base rate is the highest of the prime rate, the federal funds rate plus 0.50% and the three-month Adjusted Term SOFR plus 1.00%. The Second Amendment reduced the margin from 7.50% to 7.00% for Adjusted Term SOFR loans and from 6.50% to 6.00% for base rate loans. As of March 31, 2025, the interest rate was 11.57%. For the three months ended March 31, 2025 and 2024 we incurred interest expense of $2.0 million and $2.3 million, respectively. As of March 31, 2025, the carrying value of the loan under the Credit Agreement was $68.8 million and we were in compliance with our loan covenants. See Note 12 – Debt in our Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information regarding the Credit Agreement.

Availability and Use of Cash

We believe our current cash, cash equivalents and short-term marketable securities, including the proceeds from the equity financing we obtained on April 30, 2021 under the H.I.G. Investment Agreement and the term loan we obtained on February 28, 2022 under the Credit Agreement, and expected cash collections will be sufficient to fund our operations for at least 12 months after the filing date of this Quarterly Report on Form 10-Q, including to refinance or select other alternative arrangements based on market conditions for our term loan under our Credit Agreement that matures in February 2026.

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

Cash Activities

Our cash flows for the three months ended March 31, 2025 and 2024 are summarized as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Net cash provided by operating activities	$77,121	$70,761
Net cash provided by (used in) investing activities	5,472	(10,287)
Net cash used in financing activities	(699)	(1,259)

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

While we recognize constrained LTV as revenue at the time applications are approved, our collection of the cash commissions resulting from approved applications generally occurs over a number of years. The expense associated with approved applications, however, is generally incurred at the time of enrollment and generally paid as incurred. As a result, the net cash flow resulting from approved applications is generally negative in the period of revenue recognition and becomes positive over the lifetime of the member. In periods of membership growth, cash receipts associated with new and continuing members may be less than the cash outlays to acquire new members and could adversely impact our operating cash flows.

Our fee-based BPO arrangements generate fee-based revenue, which is recorded in other revenue, and cash is collected in advance or in close proximity to when revenue is recognized.

Three Months Ended March 31, 2025 – Net cash provided by operating activities was $77.1 million during the three months ended March 31, 2025 driven by changes in net operating assets and liabilities of $66.2 million, adjustments for non-cash items of $8.9 million and net income of $2.0 million. Cash provided by changes in net operating assets and liabilities during the three months ended March 31, 2025 primarily consisted of decreases of $77.0 million in contract assets – commissions receivable and $13.4 million in accounts receivable, partially offset by decreases of $16.0 million in accounts payable and $7.5 million in accrued marketing expenses. Adjustments for non-cash items primarily consisted of $3.8 million of stock-based compensation expense, $3.5 million of amortization of internally developed software and a $1.5 million increase due to the change in deferred income taxes.

Three Months Ended March 31, 2024 – Net cash provided by operating activities was $70.8 million during the three months ended March 31, 2024, primarily driven by changes in net operating assets and liabilities of $73.8 million and adjustments for non-cash items of $14.0 million, partially offset by a net loss of $17.0 million. Cash provided by changes in net operating assets and liabilities during the three months ended March 31, 2024 primarily consisted of decreases of $73.1 million in contract assets – commissions receivable and $2.6 million in accounts receivable and an $8.1 million increase in deferred revenue, partly offset by a decrease of $10.9 million in accrued marketing expenses. Adjustments for non-cash items primarily consisted of $5.5 million of impairment charges, $5.5 million of stock-based compensation expense and $3.9 million of amortization of internally developed software, partially offset by a $1.4 million decrease due to the change in deferred income taxes.

Investing Activities

Our investing activities primarily consist of purchases and redemption of marketable securities, purchases of computer hardware and software to enhance our website and advisor enrollment center operations and capitalized internal-use software.

Three Months Ended March 31, 2025 – Net cash provided by investing activities of $5.5 million for the three months ended March 31, 2025 mainly consisted of $36.3 million in proceeds from the maturities and redemptions of marketable securities, partially offset by $27.4 million used to purchase marketable securities and $3.1 million in capitalized internal-use software and website development costs.

Three Months Ended March 31, 2024 – Net cash used in investing activities of $10.3 million for the three months ended March 31, 2024 mainly consisted of $13.8 million used to purchase marketable securities and $2.3 million in capitalized internal-use software and website development costs, partially offset by $6.0 million in proceeds from the maturities and redemptions of marketable securities.

Financing Activities

Three Months Ended March 31, 2025 – Net cash used in financing activities of $0.7 million for the three months ended March 31, 2025 was due to $0.7 million in repurchases of shares to satisfy employee tax withholding obligations.

Three Months Ended March 31, 2024 – Net cash used in financing activities of $1.3 million for the three months ended March 31, 2024 was primarily due to $1.3 million in repurchases of shares to satisfy employee tax withholding obligations.

Seasonality

Open enrollment periods drive the seasonality of our business. The majority of our commission revenue is typically recognized in the fourth quarter of each calendar year under ASC 606, Revenue from Contracts with Customers. We have historically sold a significant portion of Medicare plans for the year in the fourth quarter during the Medicare AEP, which occurs from October 15th to December 7th, when Medicare-eligible individuals are permitted to change their Medicare Advantage and Medicare Part D prescription drug coverage for the following year. As a result, we generate a significant portion of our commission revenue related to new Medicare plan-related enrollments in the fourth quarter. Additionally, our Medicare Advantage plan-related commission revenue is also elevated in the first quarter compared to the second and third quarters as a result of the Medicare Advantage open enrollment period that occurs from January 1st to March 31st, when Medicare Advantage plan enrollees may enroll in another Medicare Advantage plan or disenroll from their Medicare Advantage plan and return to the Original Medicare program. Any changes to or additional enrollment periods may change the seasonality of our business.

The annual open enrollment period for IFP plans takes place in the fourth quarter of the calendar year, as prescribed under the federal Patient Protection and Affordable Care Act and related amendments in the Health Care and Education Reconciliation Act. As a result, we generate a significant portion of our commission revenue related to IFP plan-related enrollments in the fourth quarter. In the states where the Federally Facilitated marketplace operates as the state health insurance exchange, individuals and families generally are not able to purchase individual and family health insurance outside of the annual enrollment period, unless they qualify for a special enrollment period as a result of certain qualifying events, such as losing employer-sponsored health insurance or moving to another state. Extended open enrollment or special enrollment periods may change the seasonality of our individual and family health insurance business.

We incur a significant portion of our marketing and advertising expenses in the fourth quarter as a result of the Medicare AEP and the open enrollment period under the Affordable Care Act. We expect this seasonal trend in marketing and advertising expenses to continue in the foreseeable future.

Full-time internal benefit advisors represent the majority of our telesales capacity. We plan to maintain our internal telesales benefit advisors year-round, net of natural attrition, and expect to increase our internal benefit advisors’ utilization outside of the enrollment periods by expanding our offerings of ancillary products and carrier call center outsourcing programs. We also engage seasonal advisors who are not full-time employees to support our seasonally high volume. The magnitude of new agent hiring is driven by our enrollment growth goals for that year. Our customer care and enrollment expenses are typically highest in the fourth quarter and lowest in the second quarter.
Recent Accounting Pronouncements

See Note 1 – Summary of Business and Significant Accounting Policies in our Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for the recently issued accounting standards that could have an effect on us.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company”, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our revenue has been concentrated in a small number of health insurance carriers and we expect that a small number of health insurance carriers will continue to account for a significant portion of our revenue for the foreseeable future. For example, Humana, Aetna and UnitedHealthcare accounted for 24%, 14%, and 24%, respectively, of our total revenue for the three months ended March 31, 2025, and accounted for 26%, 23%, and 15%, respectively, of our total revenue for the three months ended March 31, 2024. As discussed elsewhere in this Risk Factors section, our contractual relationships with health insurance carriers are typically non-exclusive and terminable on short notice by either party for any reason. In particular, given the concentration of our Medicare plan sales in a small number of carriers, if we lose a relationship with a health insurance carrier to market their Medicare plans, even temporarily, or if the health insurance carrier loses its Medicare product membership or their ability to conduct business is otherwise impaired, our business, operating results and financial condition could be harmed.
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

Our success is dependent upon the performance of our senior management and other key employees, as well as our ability to attract and retain qualified personnel for all areas of our organization. We may not be successful in attracting and retaining personnel on a timely basis, on competitive terms or at all. Our executive officers and other employees can terminate their employment at any time, and the loss of these individuals could harm our business, especially if we are not successful in developing adequate succession plans. In recent years, we have appointed several new executive officers and other senior leaders across multiple functions, and we may experience additional changes in the future. For example, in 2024, we appointed a new chief revenue officer and a new chief financial officer. In addition, in August 2024, our Chief Executive Officer notified the Company of his decision to retire from his position as the Company’s chief executive officer upon appointment of a successor, and we are currently engaged in a search process to identify his successor. The transition and the departure of members of our senior management or other key employees could result in additional attrition. Any significant change in leadership could be detrimental to our business, operating results and financial condition.

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

In addition, we implemented a number of transformation initiatives and programs throughout 2022 and 2023 aimed at increasing the effectiveness of our sales and marketing organizations and rationalizing our cost structure and we may initiate more such plans from time to time in the future. While these initiatives were and are expected to be intended to improve our operations, we may not successfully realize the expected benefits of any such restructuring plans or initiatives that we may undertake, due to a number of factors, including, among others, higher than anticipated costs in implementing such restructuring plans, management distraction from ongoing business activities, damage to our reputation and brand image, including negative publicity, workforce attrition beyond planned reductions and risks and uncertainties described elsewhere in this Risk Factors section. Even if we do implement and administer these plans and initiatives in the manner contemplated, our estimated cost savings resulting from them are based on several assumptions that may prove to be inaccurate and, as a result, we cannot assure you that we will realize these cost savings.

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

In recent years, the Medicare sector underwent a number of changes, including a gradual shift towards market consolidation and rationalization, with greater focuses on enrollment quality, profitability and longer-term member relationships. These changes were prompted in part by regulatory changes, higher cost of care and other industry developments such as STAR’s methodology changes. For example, certain new CMS rules that were scheduled to become effective October 2024 (“CY 2025 Final Rules”) were set to reduce agent and broker payment amounts and regulate contractual terms with Medicare Advantage and Medicare Part D prescription drug plans and dual eligible special needs plans enrollments. While CMS partially reversed the CY 2025 Final Rules in response to preliminary injunction orders in third-party lawsuits, the pending litigation challenging the CY 2025 Final Rules remains ongoing, and therefore significant uncertainty remains as to how the CY 2025 Final Rules may impact our operations and our business. Each year, CMS publishes reimbursement rates for the Medicare Advantage program, and even if such rates are deemed more favorable, there remains significant uncertainty as to whether such rates would be sufficient for carriers will be able to cover margins or maintain their plan strategies to avoid further disruptions in their benefit offerings, premiums and geographic business goals and coverage.

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

Each year, CMS releases new rules relating to Medicare plans, which can have a material effect on our operations, our business, operating results and financial condition. For example, CMS has proposed new rules scheduled to become effective in late 2025 (“CY 2026 Proposed Rules”) which, among other things, would increase the scope and complexity for required reviews and filing of marketing and communications, and require brokers and agents to make additional statements or disclosures on calls that will increase the time required to assist beneficiaries and may limit the ability of eHealth to timely assist all beneficiaries. CMS subsequently announced that it is deferring taking actions on certain marketing provisions but may evaluate them for future rule making. These additional requirements, if enacted, may impact the viability of partnerships that we use for marketing efforts, may increase the chance of related litigation, and could impede or otherwise harm our business, operating results and financial condition.

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

We have been and may in the future be subject to various legal proceedings, including litigation or government enforcement actions, which could adversely affect our business, operating results and financial condition.

We are, and may in the future become, involved in various legal proceedings, litigation, governmental inquiries and enforcement actions, including labor and employment-related claims, claims relating to our marketing or sale of health insurance, intellectual property claims and claims relating to our compliance with securities laws. For example, in January 2022, we received a subpoena from the U.S. Attorney’s Office for the District of Massachusetts, seeking, among other things, information regarding our arrangements with insurance carriers, and on May 1, 2025, a qui tam action previously filed against us alleging the violation of the Federal False Claims Act in connection with our marketing activities was unsealed and the U.S. Attorney’s Office for the District of Massachusetts filed a complaint intervening in part in the qui tam action. We may receive similar inquiries or be subject to similar enforcement actions in the future. Such inquiries, enforcement actions, litigation, and any other claims asserted against us, with or without merit, may be time-consuming, may be expensive to address and may divert management’s attention and other resources. These claims also could subject us to significant liability for damages, jeopardize our licenses to operate and harm our reputation. Our insurance and indemnities may not cover all claims that have been or that may be asserted against us. If we are unsuccessful in our defense in these legal proceedings, we may be forced to pay damages or fines, enter into consent decrees, stop offering our services or change our business practices, any of which would harm our business, operating results and financial condition.

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

Given the number of months required to observe non-payment of commissions in order to confirm cancellations, we estimate the number of members who are active on health insurance plans as of a specified date. After we have estimated membership for a period, we may receive information from health insurance carriers that would have impacted the estimate if we had received the information prior to the date of estimation. We may receive commission payments or other information that indicates that a member who was not included in our estimates for a prior period was in fact an active member at that time, or that a member who was included in our estimates was in fact not an active member. As a result of the Medicare annual enrollment and other open enrollment periods, we may not receive information from our carriers on a timely basis due to the significant increase in health insurance transaction volume and for other reasons, which could impair the accuracy of our membership estimates. For these and other reasons, including if current trends in membership cancellation are inconsistent with past cancellation trends that we use to estimate our membership or if carriers subsequently report changes to the commission payments that they previously reported to us, our actual membership could be materially different from our estimates. If our actual membership is different from our estimates, the constrained LTV component of our revenue recognition could also be inaccurate, including as a result of an inaccurate estimate of the average amount of time our members maintain their health insurance plans. As a result of the delay that we experience in receiving information about our membership, it is difficult for us to determine with any certainty the impact of current conditions on our membership retention. Various circumstances, including market-related factors such as changes in timing of enrollment periods, the ability of enrollees to change their health plan outside of the Medicare annual enrollment period, the source of referrals, their enrollment experience and other factors specific to our business, could cause the assumptions and estimates that we make in connection with estimating our membership to be inaccurate, which would cause our membership estimates to be inaccurate.

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

On February 17, 2021, we entered into an investment agreement with Echelon Health SPV, LP (“H.I.G.”), pursuant to which H.I.G. purchased 2.25 million shares of Series A convertible preferred stock (“Series A Preferred Stock”) for an aggregate price of $225.0 million (the “H.I.G. Investment Agreement”). The H.I.G. Investment Agreement contains certain negative operating covenants that will remain in effect for so long as H.I.G. continues to own at least 30% of the shares of Series A Preferred Stock originally issued to it. The Company is required to maintain an Asset Coverage Ratio and a Minimum Liquidity Amount (in each case, as defined in the H.I.G. Investment Agreement). Failure to maintain the Minimum Asset Coverage Ratio or the Minimum Liquidity Amount as of the date or the time period required by the H.I.G. Investment Agreement, for as long as H.I.G. continues to own at least 30% of the Series A Preferred Stock originally issued to it in the private placement, entitles H.I.G., subject to conditions and restrictions specified therein, to additional rights, including the right to nominate one additional member to our Board of Directors, the right to approve our annual budget, the right to approve the hiring or termination of certain key executives and the right to approve the incurrence of certain indebtedness. We have not met the Minimum Asset Coverage Ratio since the September 30, 2023 measurement date and as of November 30, 2024, we were no longer in compliance with the Minimum Liquidity Amount. As of March 31, 2025, H.I.G. continued to own at least 30% of the shares.

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

Our operating results are likely to fluctuate as a result of a variety of factors, including the factors described elsewhere in this Risk Factors section, many of which are outside of our control. For example, and among these factors, the assumptions underlying our estimates of commission revenue as required by Accounting Standards Codification (“ASC”) 606 may vary significantly over time. As a result, comparing our operating results on a period-to-period basis may not be meaningful and you should not rely on our past results as an indication of our future performance, particularly in light of the fact that our business and industry are undergoing substantial change as a result of health care reform, competition, shifts in carrier and regulator priorities and initiatives we determine to pursue. The guidance that we release from time to time contains forward-looking statements and is based on projections prepared by our management. These projections are necessarily speculative in nature, and it can be expected that some or all of the assumptions underlying the guidance furnished by us will not materialize or will vary significantly from actual results. Our actual results have, and may in the future, vary from our guidance and the variations may be material. If our revenue or operating results differ from our guidance or fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially. In the past, when our revenue and operating results differed from our guidance and the expectations of investors or securities analysts, the price of our common stock was impacted.

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

The trading price of our common stock has been volatile and is likely to continue to fluctuate substantially. The trading price of our common stock depends on a number of factors, including those described in this Risk Factors section, many of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our common stock since you might be unable to sell your shares at or above the price you paid. Factors that could cause fluctuations in the trading price of our common stock include the following:

•price and volume fluctuations in the overall stock market from time to time, including as a result of inflation, or political or geopolitical instability and public or market reaction thereto;
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

For example, the United States has recently enacted and proposed to enact significant new tariffs. Additionally, President Trump has directed various federal agencies to further evaluate key aspects of U.S. trade policy and there has been ongoing discussion and commentary regarding potential significant changes to U.S. trade policies, treaties and tariffs. While certain of these tariffs have been delayed or rescinded, there continues to exist significant uncertainty about the future relationship between the U.S. and other countries with respect to such trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, could result in the worsening of current global economic conditions and the stability of global financial markets, and may significantly escalate trade tensions and reduce global trade and, in particular, trade between the impacted nations and the U.S. As discussed elsewhere in this Risk Factors section, our subsidiary in China provides supports for certain aspects of our operations and face risk related to trade and other international disputes and geopolitical tensions. Any new or changes in restrictions can be announced with little or no advance notice, which can create uncertainty. Any of these factors could depress economic activity, restrict our access to our operations in China, and have a material adverse effect on our business, operating results and financial condition.

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

Exhibit Number			Incorporation by Reference Herein
		Description of Exhibit	Form	Date
31.1	†	Certification of Francis Soistman, Chief Executive Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	†	Certification of John Dolan, Chief Financial Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	‡	Certification of Francis Soistman, Chief Executive Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	‡	Certification of John Dolan, Chief Financial Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	†	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	†	Inline XBRL Taxonomy Extension Schema Document
101.CAL	†	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	†	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	†	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	†	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		The cover page from the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2025, formatted in Inline XBRL and contained in Exhibit 101
†    Filed herewith.
‡    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EHEALTH, INC.
Date:	May 7, 2025	/s/ Francis Soistman
Francis Soistman Chief Executive Officer (Principal Executive Officer)

Date:	May 7, 2025	/s/ John Dolan
John Dolan Chief Financial Officer (Principal Financial Officer)