Form 10-Q
period 2025-06-30
eHealth, Inc.
filed 2025-08-07
CIK 1333493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of August 1, 2025 was 30,557,181 shares.

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

EHEALTH, INC.
FORM 10-Q

PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
EHEALTH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, unaudited)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$65,920	$39,197
Short-term marketable securities	39,280	43,043
Accounts receivable	1,856	16,807
Contract assets – commissions receivable – current	209,654	242,467
Prepaid expenses and other current assets	11,464	12,961
Total current assets	328,174	354,475
Contract assets – commissions receivable – non-current	707,337	757,523
Property and equipment, net	5,219	4,437
Operating lease right-of-use assets	10,032	12,081
Restricted cash	3,090	3,090
Other assets	25,859	23,819
Total assets	$1,079,711	$1,155,425

Liabilities, convertible preferred stock and stockholders’ equity
Current liabilities:
Accounts payable	$5,748	$23,448
Accrued compensation and benefits	17,054	43,888
Accrued marketing expenses	4,048	16,612
Short term debt	69,087	—
Lease liabilities – current	7,581	7,732
Other current liabilities	6,687	4,331
Total current liabilities	110,205	96,011
Long-term debt	—	68,458
Deferred income taxes – non-current	33,675	38,870
Lease liabilities – non-current	17,091	20,731
Other non-current liabilities	4,907	5,418
Total liabilities	165,878	229,488
Commitments and contingencies (Note 8)
Convertible preferred stock	358,910	337,509
Stockholders’ equity:
Common stock	44	43
Additional paid-in capital	767,261	773,371
Treasury stock, at cost	(199,998)	(199,998)
Retained earnings (accumulated deficit)	(12,124)	15,246
Accumulated other comprehensive loss	(260)	(234)
Total stockholders’ equity	554,923	588,428
Total liabilities, convertible preferred stock and stockholders’ equity	$1,079,711	$1,155,425

The accompanying notes are an integral part of these condensed consolidated financial statements.

EHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands, except per share amounts, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue:
Commission	$54,731	$56,847	$153,677	$137,774
Other	6,051	9,009	20,224	21,046
Total revenue	60,782	65,856	173,901	158,820
Operating costs and expenses:
Marketing and advertising	21,425	26,783	62,614	65,520
Customer care and enrollment	27,910	28,551	65,131	61,452
Technology and content	11,354	13,044	23,955	26,349
General and administrative	21,582	22,402	38,892	42,021
Impairment, restructuring and other charges	1,555	3,035	1,555	9,348
Total operating costs and expenses	83,826	93,815	192,147	204,690
Loss from operations	(23,044)	(27,959)	(18,246)	(45,870)
Interest expense	(2,348)	(2,849)	(4,996)	(5,658)
Other income, net	1,340	2,335	2,916	4,726
Loss before income taxes	(24,052)	(28,473)	(20,326)	(46,802)
Benefit from income taxes	(6,654)	(505)	(4,878)	(1,850)
Net loss	(17,398)	(27,968)	(15,448)	(44,952)
Preferred stock dividends	(5,846)	(5,480)	(11,627)	(10,960)
Change in preferred stock redemption value	(6,539)	(5,540)	(12,680)	(10,787)
Net loss attributable to common stockholders	$(29,783)	$(38,988)	$(39,755)	$(66,699)

Net loss per share attributable to common stockholders:
Basic and diluted	$(0.98)	$(1.33)	$(1.32)	$(2.29)
Weighted-average number of shares used in per share amounts:
Basic and diluted	30,404	29,233	30,202	29,072
Comprehensive loss:
Net loss	$(17,398)	$(27,968)	$(15,448)	$(44,952)
Unrealized gain (loss) on available for sale debt securities, net of tax	9	2	(28)	(21)
Foreign currency translation adjustments	(4)	(33)	2	12
Comprehensive loss	$(17,393)	$(27,999)	$(15,474)	$(44,961)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance as of December 31, 2024	43,225	$43	$773,371	13,379	$(199,998)	$15,246	$(234)	$588,428
Issuance of common stock in connection with equity incentive plans	252	—		—	—	—	—	—
Repurchase of shares to satisfy employee tax withholding obligations	—	—	(699)	75	—	—	—	(699)
Dividends and accretion related to convertible preferred stock	—	—	—	—	—	(11,922)	—	(11,922)
Stock-based compensation	—	—	3,897		—	—	—	3,897
Other comprehensive loss, net of tax	—	—	—	—	—	—	(31)	(31)
Net income	—	—	—	—	—	1,950	—	1,950
Balance as of March 31, 2025	43,477	$43	$776,569	13,454	$(199,998)	$5,274	$(265)	$581,623
Issuance of common stock in connection with equity incentive plans	617	1	—	—	—	—	—	1
Repurchase of shares to satisfy employee tax withholding obligations	—	—	(1,128)	196	—	—	—	(1,128)
Dividends and accretion related to convertible preferred stock	—	—	(12,385)	—	—	—	—	(12,385)
Issuance of common stock for employee stock purchase program	43	—	189	—	—	—	—	189
Stock-based compensation	—	—	4,016	—	—	—	—	4,016
Other comprehensive income, net of tax	—	—	—	—	—	—	5	5
Net loss	—	—	—	—	—	(17,398)	—	(17,398)
Balance as of June 30, 2025	44,137	$44	$767,261	13,650	$(199,998)	$(12,124)	$(260)	$554,923

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

EHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Six Months Ended June 30,
	2025	2024
Operating activities:
Net loss	$(15,448)	$(44,952)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	937	1,008
Amortization of internally developed software	6,468	7,676
Stock-based compensation expense	7,665	10,646
Deferred income taxes	(5,195)	(2,631)
Impairment charges	413	7,413
Other non-cash items	(637)	(117)
Changes in operating assets and liabilities:
Accounts receivable	14,952	2,810
Contract assets – commissions receivable	83,486	86,697
Prepaid expenses and other assets	(514)	1,431
Accounts payable	(17,627)	(2,474)
Accrued compensation and benefits	(26,834)	(20,788)
Accrued marketing expenses	(12,565)	(12,498)
Deferred revenue	328	2,034
Accrued expenses and other liabilities	488	2,324
Net cash provided by operating activities	35,917	38,579
Investing activities:
Capitalized internal-use software and website development costs	(7,376)	(4,879)
Purchases of property and equipment and other assets	(1,893)	(465)
Purchases of marketable securities	(61,878)	(37,391)
Proceeds from redemption and maturities of marketable securities	66,500	19,000
Net cash used in investing activities	(4,647)	(23,735)
Financing activities:
Net proceeds from exercise of common stock options and employee stock purchases	189	354
Repurchase of shares to satisfy employee tax withholding obligations	(1,826)	(1,851)
Principal payments in connection with leases	—	(4)
Payments of preferred stock dividends	(2,906)	(2,740)
Net cash used in financing activities	(4,543)	(4,241)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(4)	19
Net increase in cash, cash equivalents and restricted cash	26,723	10,622
Cash, cash equivalents and restricted cash at beginning of period	42,287	118,812
Cash, cash equivalents and restricted cash at end of period	$69,010	$129,434

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

Basis of Presentation – The accompanying Condensed Consolidated Balance Sheet as of June 30, 2025 and other condensed consolidated financial statements for the three and six months ended June 30, 2025 and 2024 are unaudited. The Condensed Consolidated Balance Sheet as of December 31, 2024 was derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the Securities and Exchange Commission on February 27, 2025. The accompanying financial statements and related notes should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K.

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

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2024 and include all adjustments necessary for the fair presentation of our financial position as of June 30, 2025 and December 31, 2024 and our results of operations for the periods presented. The results for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for any subsequent period or for the year ended December 31, 2025 and therefore, should not be relied upon as an indicator of future results.

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

We did not adopt any new accounting pronouncements during the six months ended June 30, 2025.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 2 – Revenue

Disaggregation of Revenue – The table below depicts the disaggregation of revenue by product and is consistent with how we evaluate our financial performance (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Medicare
Medicare Advantage	$38,264	$42,168	$113,250	$104,164
Medicare Supplement	13,286	4,045	21,890	9,523
Medicare Part D (1)	(1,048)	2,710	1,395	5,395
Total Medicare	50,502	48,923	136,535	119,082
Individual and Family (2)
Non-Qualified Health Plans (1)	(434)	388	484	2,033
Qualified Health Plans (1)	(402)	710	1,363	2,756
Total Individual and Family	(836)	1,098	1,847	4,789
Ancillary
Short-term	362	1,043	732	1,431
Dental	22	524	2,256	1,401
Vision	252	302	1,021	991
Hospital Indemnity	1,555	304	3,686	748
Other	58	382	386	672
Total Ancillary	2,249	2,555	8,081	5,243
Small Business	2,297	2,563	5,731	6,179
Commission Bonus and Other	519	1,708	1,483	2,481
Total Commission Revenue	54,731	56,847	153,677	137,774
Other Revenue
Sponsorship and Advertising Revenue	2,753	5,478	10,892	15,667
Fee-based and Other Revenue	3,298	3,531	9,332	5,379
Total Other Revenue	6,051	9,009	20,224	21,046
Total Revenue	$60,782	$65,856	$173,901	$158,820
_____________
(1)    Total revenue for Medicare Part D, non-qualified and qualified health plans was negative due to $(1.3) million, $(0.8) million, and $(0.7) million of net adjustment revenue from members approved in prior periods for the three months ended June 30, 2025.
(2)We define our individual and family plan offerings as major medical individual and family health insurance plans, which do not include Medicare-related, small business or ancillary plans. Individual and family health insurance plans include both qualified and non-qualified plans. Qualified health plans meet the requirements of the Affordable Care Act and are offered through the government-run health insurance exchange in the relevant jurisdiction. Non-qualified health plans do not meet the requirements of the Affordable Care Act and are not offered through the government-run health insurance exchange in the relevant jurisdiction. Individuals that purchase non-qualified health plans cannot receive a subsidy in connection with the purchase of non-qualified plans.

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Commission revenue by segment is presented in the table below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Medicare
Commission revenue from members approved during the period	$33,148	$39,941	$114,902	$109,693
Net commission revenue from members approved in prior periods (1)	19,089	10,681	27,054	11,683
Total Medicare segment commission revenue	$52,237	$50,622	$141,956	$121,376
Employer and Individual
Commission revenue from members approved during the period	$1,920	$3,265	$5,778	$8,942
Commission revenue from renewals of small business members during the period	1,892	2,142	4,742	5,170
Net commission revenue from members approved in prior periods (1)	(1,318)	818	1,201	2,286
Total Employer and Individual segment commission revenue	$2,494	$6,225	$11,721	$16,398

Total commission revenue from members approved during the period	$35,068	$43,206	$120,680	$118,635
Commission revenue from renewals of small business members during the period	1,892	2,142	4,742	5,170
Total net commission revenue from members approved in prior periods (1)(2)	17,771	11,499	28,255	13,969
Total commission revenue	$54,731	$56,847	$153,677	$137,774
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
(2)The after-tax impact of total net commission revenue from members approved in prior periods for the three months ended June 30, 2025 and 2024 was $0.44 and $0.30 per basic and diluted share, respectively. The after-tax impact of total net commission revenue from members approved in prior periods for the six months ended June 30, 2025 and 2024 was $0.71 and $0.36 per basic and diluted share, respectively
Note 3 – Supplemental Financial Statement Information

Cash, Cash Equivalents and Restricted Cash

We consider all investments with an original maturity of 90 days or less from the date of purchase to be cash equivalents. Cash and cash equivalents are stated at fair value. We also invest in marketable securities that are measured and recorded at fair value. See Note 4 – Fair Value Measurements for further discussion about our marketable securities.

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Our cash, cash equivalents and restricted cash balances are summarized as follows (in thousands):

	June 30, 2025	December 31, 2024
Cash	$6,429	$10,927
Cash equivalents	59,491	28,270
Cash and cash equivalents	65,920	39,197
Restricted cash	3,090	3,090
Total cash, cash equivalents and restricted cash	$69,010	$42,287

As of June 30, 2025 and December 31, 2024, we had $3.1 million of restricted cash which was classified as a non-current asset on our Condensed Consolidated Balance Sheets. This amount collateralizes letters of credit related to certain lease commitments.

Contract Assets and Accounts Receivable

We estimate an allowance for credit losses using relevant available information from internal and external sources, related to past events, current conditions and reasonable and supportable forecasts. Specifically, for the purpose of measuring the probability of default parameters, we utilize Capital IQ’s, Standard & Poor’s and Moody’s analytics. Our estimates of loss given default are determined by using our historical collections data as well as historical information obtained through our research and review of other insurance related companies. Our estimated exposure at default is determined by applying these internal and external data sources to our commissions receivable balances. As such, we apply an immediate reversion method and revert to historical loss information when computing our credit loss exposure. Credit loss expenses are assessed quarterly and included in the “General and administrative” line in our Condensed Consolidated Statements of Comprehensive Loss. There were no write-offs during the six months ended June 30, 2025 or for the year ended December 31, 2024.

The change in the allowance for credit losses is summarized as follows (in thousands):

	June 30, 2025	December 31, 2024
Beginning balance	$2,222	$2,118
Change in allowance	(486)	104
Ending balance	$1,736	$2,222

Our contract assets – commissions receivable activities, net of credit loss allowances, are summarized as follows (in thousands):

	Medicare Segment	E&I Segment	Total
Beginning balance at December 31, 2024	$936,940	$63,050	$999,990
Commission revenue from members approved during the period	114,902	5,778	120,680
Commission revenue from renewals of small business members during the period	—	4,742	4,742
Net commission revenue from members approved in prior periods	27,054	1,201	28,255
Cash receipts	(222,822)	(14,340)	(237,162)
Net change in credit loss allowance	454	32	486
Ending balance at June 30, 2025	$856,528	$60,463	$916,991

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Credit Risk

Our financial instruments that are exposed to concentrations of credit risk principally consist of cash, cash equivalents, marketable securities, contract assets – commissions receivable and accounts receivable. We invest our cash and cash equivalents with major banks and financial institutions and, at times, such investments are in excess of federally insured limits. We also have deposits with major banks in China that are denominated in both U.S. dollars and Chinese Yuan Renminbi and are not insured by the U.S. federal government. The deposits in China were $1.9 million as of June 30, 2025. See Note 4 – Fair Value Measurements for additional information regarding our marketable securities.

We do not require collateral or other security for either our contract assets or accounts receivable. Carriers that represented 10% or more of our total contract assets – commissions receivable and accounts receivable balances are summarized as follows:

	June 30, 2025	December 31, 2024
Humana	29%	28%
UnitedHealthcare (1)	29%	27%
Aetna (1)	17%	17%
_____________
(1)Percentages include the carriers’ subsidiaries.

Prepaid Expenses and Other Current Assets – Our prepaid expenses and other current assets are summarized as follows (in thousands):

	June 30, 2025	December 31, 2024
Prepaid software and maintenance contracts	$4,390	$5,582
Prepaid marketing and other expenses	3,297	2,405
Prepaid licenses	1,536	2,358
Prepaid insurance	580	1,296
Other current assets	1,661	1,320
Prepaid expenses and other current assets	$11,464	$12,961
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

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Our financial assets measured at fair value on a recurring basis are summarized below by their classification within the fair value hierarchy as follows (in thousands):

	June 30, 2025
	Carrying Value	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents
Money market funds	$10,028	$10,028	$—	$—	$10,028
Commercial paper	46,480	—	46,480	—	46,480
Government securities	2,983	—	2,983	—	2,983
Short-term marketable securities
Commercial paper	9,358	—	9,358	—	9,358
Government securities	29,922	—	29,922	—	29,922
Total assets measured at fair value	$98,771	$10,028	$88,743	$—	$98,771

	December 31, 2024
	Carrying Value	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents
Money market funds	$15,090	$15,090	$—	$—	$15,090
Commercial paper	10,562	—	10,562	—	10,562
Government securities	2,618	—	2,618	—	2,618
Short-term marketable securities
Commercial paper	17,799	—	17,799	—	17,799
Government securities	25,244	—	25,244	—	25,244
Total assets measured at fair value	$71,313	$15,090	$56,223	$—	$71,313

We endeavor to utilize the best available information in measuring fair value. Our money market funds are measured at fair value based on quoted prices in active markets and are classified as Level 1 within the fair value hierarchy. Our available for sale marketable securities, which include commercial paper and government securities with maturities of less than one year, are measured at fair value using quoted market prices to the extent available or alternative pricing sources and models utilizing market observable inputs and are classified as Level 2 within the fair value hierarchy. There were no transfers between the hierarchy levels during the six months ended June 30, 2025 or the year ended December 31, 2024.

The following table summarizes our cash equivalents and available for sale debt securities by contractual maturity (in thousands):

	As of June 30, 2025		As of December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in 1 year	$98,782	$98,771	$71,297	$71,313

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Unrealized gains and losses on available for sale debt securities that are not credit related are included in accumulated other comprehensive loss and summarized as follows (in thousands):

	June 30, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents
Money market funds	$10,028	$—	$—	$10,028
Commercial paper	46,489	—	(9)	46,480
Government securities	2,982	1	—	2,983
Short-term marketable securities
Commercial paper	9,359	—	(1)	9,358
Government securities	29,924	—	(2)	29,922
Total	$98,782	$1	$(12)	$98,771

	December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents
Money market funds	$15,090	$—	$—	$15,090
Commercial paper	10,565	—	(3)	10,562
Government securities	2,618	—	—	2,618
Short-term marketable securities
Commercial paper	17,792	7	—	17,799
Government securities	25,232	12	—	25,244
Total	$71,297	$19	$(3)	$71,313

As of June 30, 2025 and December 31, 2024, we had 32 and 11 securities, respectively, in a net unrealized loss position that were immaterial individually and in aggregate. We did not record any credit losses regarding our available for sale debt securities during the six months ended June 30, 2025 or the year ended December 31, 2024. We do not intend to sell these securities, and it is more likely than not that we will not be required to sell these securities before the recovery of their amortized cost basis. We recognized interest income of $1.2 million and $2.1 million for the three months ended June 30, 2025 and 2024, and $2.6 million and $4.3 million for the six months ended June 30, 2025 and 2024, respectively.
Note 5 – Equity

2024 Equity Incentive Plan – On June 18, 2025, upon approval at our annual meeting of stockholders, we amended and restated our 2024 Equity Plan (as amended and restated, the “A&R 2024 Equity Plan”) to reserve an additional 1,500,000 shares of our common stock. As of June 30, 2025, 1.4 million shares were issued pursuant to equity awards under the A&R 2024 Equity Plan.

Stock Repurchase Programs – We had no stock repurchase activity during the three and six months ended June 30, 2025 or 2024 except for the repurchase of shares to satisfy employee tax withholding obligations. As of June 30, 2025 and 2024, we had a total of 13.7 million and 13.1 million shares, respectively, held in treasury. As of June 30, 2025 and 2024, we had 3.0 million and 2.4 million shares, respectively, in treasury that were previously surrendered by employees to satisfy tax withholding due in connection with the vesting of certain restricted stock units as well as 10.7 million shares previously repurchased under our past repurchase programs.

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

For accounting purposes, common stock repurchased under our stock repurchase programs is recorded based upon the settlement date of the applicable trade. Such repurchased shares are held in treasury and are presented using the cost method.

Stock-Based Compensation Expense – Our stock-based compensation expense is summarized by award types for the periods presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Restricted stock units	$3,172	$4,296	$6,309	$8,932
Performance-based stock units	500	467	946	874
Common stock options	151	343	317	743
Employee stock purchase program	53	—	93	97
Total stock-based compensation expense	$3,876	$5,106	$7,665	$10,646
Related tax benefit recognized	$935	$1,255	$1,846	$2,612

The following table summarizes stock-based compensation expense by operating function for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Marketing and advertising	$585	$711	$1,082	$1,355
Customer care and enrollment	332	511	596	1,035
Technology and content	680	779	1,368	1,753
General and administrative	2,279	3,105	4,619	6,503
Total stock-based compensation expense	$3,876	$5,106	$7,665	$10,646
Amount capitalized for internal-use software	140	202	248	380
Total stock-based compensation	$4,016	$5,308	$7,913	$11,026
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

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Designations of Series A Preferred Stock, as filed with the Secretary of State of the State of Delaware on April 30, 2021 (the “Certificate of Designations”).

Dividends – The Series A Preferred Stock participates, on an as-converted basis, in all dividends paid to the holders of our common stock. From April 30, 2021 through June 30, 2023, dividends accrued at 8% per annum on the stated value of $100 per share, payable in kind (“PIK”). Subsequent to June 30, 2023, dividends accrue at 8% per annum, with 6% PIK and 2% payable in cash in arrears. Dividends compound semiannually and are PIK and payable in cash in arrears, as applicable, on June 30 and December 31 of each year. PIK dividends are cumulative and are added to the Accrued Value, as defined in the H.I.G. Investment Agreement. During the second quarter of 2025 we made a cash dividend payment of $2.9 million.

Board Nomination Rights – As of June 30, 2025, H.I.G. has designated one member and one board observer to the Company’s Board of Directors.

Conversion Rights – The Series A Preferred Stock is convertible at any time into common stock at a conversion rate (the “Conversion Price”) and is subject to further adjustment and the number of shares of common stock issuable upon conversion is subject to certain limitations, each as set forth in the H.I.G Investment Agreement. As of June 30, 2025, the Conversion Price was equal to $79.5861 per share.

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

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
designated by H.I.G. As of November 30, 2024, we were no longer in compliance with the Minimum Liquidity Amount. The non-compliance with the Minimum Asset Coverage Ratio or the Minimum Liquidity Amount does not entitle H.I.G. to accelerate the redemption of the Series A Preferred Stock.

As of June 30, 2025, the estimated Series A Preferred Stock redemption value equals 135% of the Accrued Value per share as of the redemption date, plus accrued PIK dividends that have not yet been added to the Accrued Value, which is significantly in excess of the fair value of the common stock into which the Series A Preferred Stock is convertible as of June 30, 2025. We have elected to apply the accretion method to adjust the carrying value of the Series A Preferred Stock to its redemption value at the earliest date of redemption, April 30, 2027. Amounts recognized to accrete the Series A Preferred Stock to its estimated redemption value are treated as a deemed dividend and are recorded as a reduction to retained earnings, to the extent available, and if not, are recorded as a reduction to additional-paid-in-capital. The estimated redemption value will vary in subsequent periods due to the redemption put right described above and we have elected to recognize such changes prospectively. No shares of Series A Preferred Stock have been converted, and the Series A Preferred Stock was convertible into 3.8 million shares of common stock as of June 30, 2025.

The following table summarizes the proceeds and changes to our Series A Preferred Stock (in thousands):

Gross proceeds	$225,000
Less: issuance costs	(10,975)
Net proceeds	$214,025

Balance as of December 31, 2024	$337,509
Accrued paid-in-kind dividends	8,721
Change in preferred stock redemption value	12,680
Balance as of June 30, 2025	$358,910
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

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table sets forth the computation of basic and diluted net loss attributable to common stockholders per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net loss attributable to common stockholders	$(29,783)	$(38,988)	$(39,755)	$(66,699)
Denominator:
Shares used in per share calculation – basic	30,404	29,233	30,202	29,072
Dilutive effect of common stock	—	—	—	—
Shares used in per share calculation – diluted	30,404	29,233	30,202	29,072
Net loss attributable to common stockholders per share – basic and diluted	$(0.98)	$(1.33)	$(1.32)	$(2.29)

For each of the three and six months ended June 30, 2025 and 2024, we had securities outstanding that could potentially dilute net loss per share, but the shares from the assumed conversion or exercise of these securities were excluded in the computation of diluted net loss per share as their effect would have been anti-dilutive. The number of weighted-average outstanding anti-dilutive shares that were excluded from the computation of diluted net loss per share consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Convertible preferred stock	3,735	3,521	3,708	3,495
Restricted stock units	2,038	1,910	1,676	2,138
Performance-based stock units	385	74	420	106
Common stock options	211	217	212	217
Employee stock purchase program	45	4	15	11
Total	6,414	5,726	6,031	5,967
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

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Our future minimum payments under non-cancellable contractual service and licensing obligations as of June 30, 2025 were as follows (in thousands):

Year ending December 31,
2025 (remainder)	$4,728
2026	5,275
2027	624
2028	—
2029	—
Thereafter	—
Total	$10,627

Operating Leases

Refer to Note 10 – Leases for commitments related to our operating leases.

Self-Insurance

We provide comprehensive major medical benefits to our employees. We maintain a substantial portion of our U.S. employee health insurance benefits on a self-insured basis with up to $0.3 million per individual per year with the maximum claim liability as of June 30, 2025 of $26.0 million. As a result, we record a self-insurance liability based on claims filed and an estimate of claims incurred but not yet reported. As of June 30, 2025 and December 31, 2024, we had a self-insurance liability balance of $2.4 million and $2.1 million, respectively, in the “Accrued compensation and benefits” line on our Condensed Consolidated Balance Sheets.

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

As of June 30, 2025, we have not recorded any material litigation-related accruals for loss contingencies associated with legal proceedings or matters or have determined that an unfavorable outcome is reasonably possible or estimable. Legal proceedings or other contingencies may be material to our results of operations, financial condition or cash flows, even if we ultimately prevail, and we may from time to time enter into settlements to resolve such litigation. Legal costs incurred in connection with the resolution of claims, lawsuits and other contingencies generally are expensed as incurred.

Legal Proceedings

On May 1, 2025, we became aware that the United States District Court for the District of Massachusetts unsealed a qui tam action, United States ex rel. Andrew Shea v. eHealth, Inc. et al, against numerous insurance carriers and insurance brokers, including eHealth, Inc. and its subsidiary, eHealthInsurance Services, Inc. The Relator’s lawsuit, originally filed under seal on November 2, 2021, was brought by a former eHealth marketing representative pursuant to the qui tam provision of the Federal False Claims Act. The Relator’s complaint alleges that eHealth, Inc. and eHealthInsurance Services, Inc., along with other insurance carriers and insurance brokers, violated the Federal False Claims Act through certain Medicare Advantage enrollment and marketing activities. The Relator’s complaint seeks, among other things, treble damages, civil penalties and costs. The Court’s May 1, 2025 order also unsealed the Government’s notice of election to intervene in part in the qui tam action, as well as the Government’s Complaint in Partial Intervention. The Government’s Complaint brings similar claims under the

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Federal False Claims Act against certain defendants named in the Relator’s complaint, including eHealth, Inc and eHealthInsurance Services, Inc. We deny the allegations in both complaints and will vigorously defend ourselves in court.
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

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The results of our reportable segments are summarized for the periods presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Medicare:
Total revenue	$58,059	$59,248	$161,728	$141,636
Variable marketing and advertising	(13,800)	(18,270)	(47,553)	(48,518)
Medicare CC&E	(25,078)	(25,685)	(59,547)	(55,634)
Cost of revenue	(36)	(89)	264	(232)
Medicare segment gross profit	$19,145	$15,204	$54,892	$37,252

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Employer and Individual:
Total revenue	$2,723	$6,608	$12,173	$17,184
Variable marketing and advertising	(717)	(698)	(1,907)	(1,474)
E&I CC&E	(2,201)	(2,135)	(4,381)	(4,412)
Cost of revenue	(62)	(93)	(154)	(211)
E&I segment gross profit (loss)	$(257)	$3,682	$5,731	$11,087

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Consolidated:
Total revenue	$60,782	$65,856	$173,901	$158,820
Variable marketing and advertising	(14,517)	(18,968)	(49,460)	(49,992)
Segment CC&E	(27,279)	(27,820)	(63,928)	(60,046)
Cost of revenue	(98)	(182)	110	(443)
Total segment gross profit	$18,888	$18,886	$60,623	$48,339

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
A reconciliation of our segment gross profit to the Condensed Consolidated Statements of Comprehensive Loss for the periods presented is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Total segment gross profit	$18,888	$18,886	$60,623	$48,339
Other marketing and advertising (1)	(6,810)	(7,633)	(13,264)	(15,085)
Other CC&E (2)	(631)	(731)	(1,203)	(1,406)
Technology and content	(11,354)	(13,044)	(23,955)	(26,349)
General and administrative	(21,582)	(22,402)	(38,892)	(42,021)
Impairment, restructuring and other charges	(1,555)	(3,035)	(1,555)	(9,348)
Interest expense	(2,348)	(2,849)	(4,996)	(5,658)
Other income, net	1,340	2,335	2,916	4,726
Loss before income taxes	$(24,052)	$(28,473)	$(20,326)	$(46,802)
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

Geographic Information

Our long-lived assets primarily consist of property and equipment, net and internally developed software. Our long-lived assets are attributed to the geographic location in which they are located. Long-lived assets by geographical area are summarized as follows (in thousands):

	June 30, 2025	December 31, 2024
United States	$28,922	$26,033
China	234	299
Total	$29,156	$26,332

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Significant Customers

Substantially all revenue for the three and six months ended June 30, 2025 and 2024 was generated from customers located in the United States. Carriers representing 10% or more of our total revenue are summarized as follows. The majority of the revenue was from the Medicare segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
UnitedHealthcare (1)	27%	18%	25%	16%
Humana	23%	29%	23%	27%
Aetna (1)	12%	18%	13%	21%
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

Subsequent to becoming a remote first workplace in the third quarter of 2022, we executed several subleases of our office space in the United States. The subleases run through the remaining term of the primary leases. As of June 30, 2025, we expect to generate a total of $10.8 million in future sublease income through January 31, 2030. Sublease income is recorded on a straight-line basis as a reduction of lease expense in our Condensed Consolidated Statements of Comprehensive Loss.

We test right-of-use assets when impairment indicators are present in accordance with the asset impairment provisions of ASC 360, Property, Plant and Equipment. In 2024, as part of our continued cost savings initiatives, we reassessed our occupied leased office space to identify excess space to vacate and potentially sublease. We also reassessed current market conditions in our previously vacated leased office spaces that had not yet been subleased. As a result, we determined impairment indicators were present at that time and we performed impairment testing of our right-of-use assets, including leasehold improvements. We utilized an income approach to value the asset groups by performing a discounted cash flow analysis and determined that for certain leases the net carrying values exceeded the estimated discounted future cash flows expected to be derived from the properties based on Level 3 inputs, including current sublease market rent, future sublease market conditions and the discount rate. We recorded $0.4 million impairment charges related to our operating lease right-of-use assets for the three and six months ended June 30, 2025 in the “Impairment, restructuring and other charges” line in our Condensed Consolidated Statements of Comprehensive Loss. We recorded $1.9 million and $7.4 million of impairment charges related to our operating lease right-of-use assets and property, plant and equipment in the “Impairment, restructuring and other charges” line in our Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2024, respectively. See Note 11 – Impairment, Restructuring and Other Charges for further discussion about our asset impairment charges.

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The components of operating lease costs for the three and six months ended June 30, 2025 and 2024 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating lease expense	$1,198	$1,434	$2,416	$3,170
Operating sublease income	(689)	(638)	(1,378)	(1,214)
Total operating lease cost	$509	$796	$1,038	$1,956

Supplemental information related to our leases is as follows (dollars in thousands):

	Six Months Ended June 30,
	2025	2024
Cash paid for amounts included in the measurement of operating lease liabilities	$4,570	$4,444

	June 30, 2025	December 31, 2024
Weighted-average remaining lease term (in years) of operating leases	3.6	3.9
Weighted-average discount rate used to recognize operating lease right-of-use-assets	5.7%	5.7%

As of June 30, 2025, maturities of our operating lease liabilities are as follows (in thousands):

Year ending December 31,
2025 (remainder)	$4,597
2026	7,696
2027	6,950
2028	4,998
2029	3,008
Thereafter	196
Total lease payments (1)	$27,445
Less imputed interest	(2,773)
Total	$24,672
____________
(1)Non-cancellable sublease proceeds for the remainder of 2025 and the years ending December 31, 2026, 2027, 2028, 2029 and thereafter of $1.4 million, $2.9 million, $3.0 million, $3.1 million, $1.1 million, and $0.1 million, respectively, are not included in the table above.

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 11 — Impairment, Restructuring and Other Charges

The following table details impairment, restructuring and other charges for each of the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Asset impairment charges	$413	$1,921	$413	$7,413
Restructuring and reorganization charges	1,142	1,114	1,142	1,935
Impairment, restructuring and other charges	$1,555	$3,035	$1,555	$9,348

Asset Impairments

During the three and six months ended June 30, 2025 we recognized non-cash, pre-tax asset impairment charges of $0.4 million, related to operating lease right-of-use asset impairments for certain vacated leased office spaces in the “Impairment, restructuring and other charges” line in our Condensed Consolidated Statements of Comprehensive Loss. Refer to Note 10 – Leases for additional information related to our lease impairment charges.

During the three and six months ended June 30, 2024, we recognized non-cash, pre-tax asset impairment charges of $1.9 million and $7.4 million, respectively, related to several of our leased office spaces in the “Impairment, restructuring and other charges” line in our Condensed Consolidated Statements of Comprehensive Loss. These charges were comprised of $1.8 million and $6.9 million of operating lease right-of-use asset impairments and $0.1 million and $0.5 million of property and equipment impairment for the three and six months ended June 30, 2024, respectively. Refer to Note 10 – Leases for additional information related to our lease impairment charges.

Restructuring

Our restructuring and reorganization costs and liabilities consist primarily of severance, transition and other related costs. The following table summarizes the cash-based restructuring and reorganization related liabilities (in thousands):

Balance at December 31, 2024	$—
Restructuring and reorganization charges	1,142
Payments	(571)
Balance at June 30, 2025	$571

During the three and six months ended June 30, 2025, we recognized $1.1 million of pre-tax restructuring charges in the “Impairment, restructuring and other charges” line in our Condensed Consolidated Statements of Comprehensive Loss, primarily related to employee termination benefits as a result of macroeconomic changes and internal restructuring initiatives. Substantially all of the restructuring charges are expected to be settled in cash and no equity awards were modified. As of June 30, 2025, we had a $0.6 million restructuring accrual on our Condensed Consolidated Balance Sheet.

During the three and six months ended June 30, 2024, we recognized $1.1 million and $1.9 million, respectively, of pre-tax restructuring charges in the “Impairment, restructuring and other charges” line in our Condensed Consolidated Statements of Comprehensive Loss, primarily related to employee termination benefits as a result of our cost-reduction efforts.

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 12 – Debt

On February 28, 2022, we entered into a term loan credit agreement, which provides for a $70.0 million secured term loan credit facility, with Blue Torch Finance LLC, as administrative agent and collateral agent, and other lenders party thereto (the “Original Credit Agreement”). On August 16, 2022, we entered into a first amendment (the “First Amendment”) to the Original Credit Agreement (as amended by the First Amendment, the “First Amended Credit Agreement”). The First Amendment replaced the LIBOR-based Adjusted Euro currency Rate (as defined in the Original Credit Agreement) with Adjusted Term SOFR (as defined in the First Amendment) as a reference rate for loans under the Original Credit Agreement. On November 1, 2024, we entered into a second amendment (the "Second Amendment") to the First Amended Credit Agreement (as amended by the First Amendment and the Second Amendment, the “Credit Agreement”), which, among other things, (i) extends the maturity date of the Credit Agreement from February 2025 to February 2026, (ii) removes the “exit fee” contemplated by the Credit Agreement and replaces it with an “applicable premium” that is payable in the event of any voluntary or mandatory prepayment of the loan and (iii) reduces the margin applicable to SOFR loans and the margin applicable to base rate loans. The proceeds of the loans under the Credit Agreement may be used for working capital and general corporate purposes and to pay fees and expenses in connection with the entry into the Credit Agreement.

In accordance with ASC 470-50, Debt Modification and Extinguishments, the Second Amendment was accounted for as a debt modification. The $1.1 million extension fee paid to the lenders of the Credit Agreement during the quarter ended December 31, 2024 has been recorded as a direct deduction from the face amount of the loan. Similar to the $5.1 million of closing costs incurred for the Original Credit Agreement, the extension fee is amortized on a straight-line basis over the remaining term of the Credit Agreement in the “Interest expense” line in our Condensed Consolidated Statements of Comprehensive Loss. Additionally, we paid $1.3 million during the quarter ended December 31, 2024 in third-party costs as part of the Second Amendment. Total amortization of closing costs, or debt issuance costs, was $0.3 million and $0.6 million for the three and six months ended June 30, 2025, respectively, and $0.5 million and $0.9 million for the three and six months ended June 30, 2024, respectively, and is recorded in the “Interest expense” line in our Condensed Consolidated Statements of Comprehensive Loss. There were $0.9 million of unamortized issuance costs as of June 30, 2025. The carrying value of the term loan approximates the fair value, based on Level 2 inputs (observable market prices in less than active markets), as the interest rate is variable over the selected interest period and is similar to current rates at which we can borrow funds. The carrying value of the loan was $69.1 million as of June 30, 2025.

The loans under the Credit Agreement bear interest, at our option, at either a rate based on the Adjusted Term SOFR or a base rate, in each case plus a margin. The base rate is the highest of the prime rate, the federal funds rate plus 0.50% and three-month Adjusted Term SOFR plus 1.00%. The Second Amendment reduced the margin from 7.50% to 7.00% for Adjusted Term SOFR loans and from 6.50% to 6.00% for base rate loans. As of June 30, 2025, the interest rate was 11.59%. For the three and six months ended June 30, 2025 we incurred interest expense of $2.1 million and $4.1 million, respectively. For the three and six months ended June 30, 2024 we incurred interest expense of $2.3 million and $4.6 million, respectively.

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

Financial covenants in the Credit Agreement require that we maintain Liquidity (as defined in the Credit Agreement) at or above $25.0 million as of the last calendar day of any month. The Credit Agreement also requires that the outstanding amount as of the last calendar day of any month be less than 50% of our total contract assets -

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
commissions receivable (i.e., both current and non-current commissions receivable). As of June 30, 2025, we were in compliance with our loan covenants.
Note 13 – Income Taxes

The following table summarizes our benefit from income taxes and our effective tax rates for the periods presented (in thousands, except effective tax rate):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Loss before income taxes	$(24,052)	$(28,473)	$(20,326)	$(46,802)
Benefit from income taxes	(6,654)	(505)	(4,878)	(1,850)
Effective tax rate	27.7%	1.8%	24.0%	4.0%

For the three and six months ended June 30, 2025 we calculated our benefit from income taxes by applying an estimate of the annual effective tax rate to loss before income taxes for the reporting period. For the three and six months ended June 30, 2024 we applied the actual effective tax rate, which reflects the actual taxes attributable to year-to-date losses, as allowed by ASC 740-270 “Income Taxes, Interim Reporting.” We determined that since minor changes in estimated income or loss for 2024 would result in significant changes in the estimated annual effective tax rate, the actual effective tax rate method would provide a more reliable estimate for the three and six months ended June 30, 2024.

For the three and six months ended June 30, 2025, we recorded a benefit from income taxes of $6.7 million and $4.9 million, respectively, representing an effective tax rate of 27.7% and 24.0%, respectively, which was higher than the statutory federal tax rate primarily due to state taxes, nondeductible stock-based compensation and lobbying expenses, partially offset by research and development credits and discrete adjustments. For the three and six months ended June 30, 2024, we recognized a benefit from income taxes of $0.5 million and $1.9 million, respectively, representing an effective tax rate of 1.8% and 4.0%, respectively, which was lower than the statutory federal tax rate primarily due to changes in our valuation allowance, as well as stock-based compensation adjustments and non-deductible lobbying expenses, partially offset by research and development credits and state taxes.

Assessing the realizability of our deferred tax assets is dependent upon several factors, including the likelihood and amount, if any, of future taxable income in relevant jurisdictions during the periods in which those temporary differences become deductible. We forecast taxable income by considering available positive and negative evidence, including our history of operating income and losses and our financial plans and estimates that we use to manage the business. These assumptions require significant judgment about future taxable income. As a result, the amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change. We continue to recognize our deferred tax assets as of June 30, 2025, as we believe it is more likely than not that such deferred tax assets will be realized, with the exception of certain net operating losses and credits for which there is increased uncertainty regarding our future taxable income and a lack of other sources of taxable income, which have a valuation allowance.

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (“OBBBA”). The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. ASC 740, “Income Taxes”, requires the effects of changes in tax rates and laws to be recognized in the period in which the legislation is enacted, which is the date the legislation is signed into law. We are evaluating the impact of the OBBBA on our financial statements, but do not expect that it will have a material impact.

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

Business Update

Our 2025 growth strategy is focused on the scaling of our core Medicare Advantage business and pursuing revenue diversification initiatives, evolving our brand awareness across all products and enrollment channels, and improving member retention on our platform while continuing to evolve our telesales organization, advancing our digital technology leadership, and strengthening and expanding health insurance carrier partnerships.

During the first quarter of 2025, we generated strong Medicare Advantage enrollment growth during the Medicare Advantage Open Enrollment Period (“OEP”), maintaining the momentum we built during the most recent Annual Enrollment Period (“AEP”), which was characterized by elevated consumer demand driven by recent Medicare Advantage plan benefit and premium changes, plan cancellations and market exits due primarily to carriers facing higher medical costs and regulatory pressures.

During the second quarter of 2025, Medicare enrollment volume was lower than the second quarter of 2024, which was consistent with our expectations. Our typical Medicare enrollment seasonality is heightened this year primarily as a result of the recent regulatory changes to enrollment rules for dual-eligible beneficiaries and those that receive Medicare Part D Low Income Subsidies (“LIS”). Beginning in 2025, the U.S. Centers for Medicare & Medicaid Services removed the special enrollment period that allowed dual-eligible and LIS beneficiaries to enroll in Medicare Advantage plans on a quarterly basis. As these regulatory changes limit eligibility to enroll into or between Medicare Advantage plans outside of the AEP for this large portion of Medicare beneficiaries, we experienced a decline in Medicare Advantage plan submissions during the second quarter of 2025. We successfully adjusted to this regulatory change by implementing a more flexible structure in our telesales organization, making it more agile and easier to flex advisor capacity up and down in alignment with anticipated enrollment volumes. We also have been piloting the integration of artificial intelligence (“AI”) across several components of our telephonic enrollment platform and intend on leveraging AI to help us serve beneficiaries during the upcoming AEP.

Additionally, we began our preparations for the 2026 AEP. We expect to experience another dynamic AEP which will present the opportunity to drive strong consumer demand to our platform as beneficiaries face significant plan changes from Medicare Advantage insurance carriers. At the same time, we plan to focus on preserving our existing book of business through our continued retention efforts.

Executive Leadership Transition

On July 28, 2025, we announced the planned appointment of Derrick Duke as our next chief executive officer. Mr. Duke joined the Company on August 4, 2025 to begin the transition process prior to officially stepping into the chief executive officer role effective September 18, 2025. Fran Soistman will continue to serve in his current role until September 18, 2025 and will remain with the Company as an executive advisor until December 31, 2025 to assist with the transition. He will also remain as a member on the Company’s Board of Directors. It is expected that the Board of Directors will approve the appointment of Mr. Duke as a member of the Board on September 18, 2025. This leadership change is part of the Company’s long-term succession planning and is intended to ensure continuity in strategic direction and operational execution.

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

The following table shows approved members by product for the periods presented:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2025	2024		2025	2024
Medicare
Medicare Advantage	30,568	37,638	(19)%	113,239	103,388	10%
Medicare Supplement	1,730	1,954	(11)%	4,295	8,136	(47)%
Medicare Part D	1,378	1,468	(6)%	4,020	5,043	(20)%
Total Medicare	33,676	41,060	(18)%	121,554	116,567	4%
Individual and Family	2,062	3,508	(41)%	7,879	10,668	(26)%
Ancillary	12,360	11,078	12%	29,285	25,028	17%
Small Business	838	922	(9)%	2,028	2,564	(21)%
Total Approved Members	48,936	56,568	(13)%	160,746	154,827	4%

Three Months Ended June 30, 2025 and 2024 – Total approved members declined 13% during the three months ended June 30, 2025 compared to the same period in 2024, driven by:

•an 18% decline in Medicare approved members, primarily resulting from:
◦a 19% decline in Medicare Advantage approved members due to a 23% decrease in Medicare Advantage broker of record submissions, primarily driven by an intentional decrease in variable marketing spend due to the 2025 regulatory changes that reduced the special enrollment period options for dual-eligible beneficiaries, which in the past represented a meaningful share of our second and third quarter Medicare Advantage enrollments;
◦an 11% decline in Medicare Supplement approved members due to certain Q1 2024 submissions that were approved subsequently in Q2 2024 due to a delay in approval, partially offset by a 6% increase in broker of record submissions during the three months ended June 30, 2025 compared to the same period in 2024, and
◦a 6% decline in Medicare Part D approved members due to the continued shift away from standalone Medicare Part D plans.
•a 41% and 9% decline in individual and family plan and small business health insurance approved members, respectively, primarily due to a decrease in volume as we continue to focus on implementing operational enhancements in our Employer and Individual (“E&I”) segment, and
•12% growth in ancillary approved members primarily driven by targeted growth in hospital indemnity plans, partially offset by declines in short-term and dental plan approved members.

Six Months Ended June 30, 2025 and 2024 – Total approved members grew 4% during the six months ended June 30, 2025 compared to the same period in 2024, driven by:

•4% growth in Medicare approved members, primarily as a result of:
◦a 10% increase in Medicare Advantage approved members due to a 5% increase in Medicare Advantage broker of record submissions due to the increased consumer demand during the first quarter of 2025 Medicare Advantage OEP, as well as improved telesales conversion rates year-over-year, slightly offset by decreased volume in the second quarter due to the dual-eligible regulations that became effective in 2025,
◦a 47% decline in Medicare Supplement approved members, primarily caused by the shift of some Medicare Supplement broker of record arrangements to fee-based arrangements within our Amplify platform, which are not reflected as approved members, and
◦a 20% decline in Medicare Part D approved members due to the continued shift away from standalone Medicare Part D plans.

•17% growth in ancillary approved members primarily due to a targeted increase in hospital indemnity plan members and an increase in vision plan approved members, partially offset by declines in short-term and dental plan approved members;
•a 26% and 21% decline in individual and family plan and small business health insurance plan approved members, respectively, primarily due to a decrease in volume as we continue to focus on implementing operational enhancements in our E&I segment.

Estimated Constrained Lifetime Value of Commissions Per Approved Member

The following table shows our estimated constrained LTV of commissions per approved member by product for the periods presented:

	Three Months Ended June 30,		% Change
	2025	2024
Medicare (1) (2)
Medicare Advantage	$934	$927	1%
Medicare Supplement	1,435	1,112	29%
Medicare Part D	171	225	(24)%
Individual and Family (1)
Non-Qualified Health Plans	328	353	(7)%
Qualified Health Plans	315	354	(11)%
Ancillary (1)
Short-term	111	172	(35)%
Dental	125	122	2%
Vision	84	76	11%
Small Business (1)	263	253	4%
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

(2)The constraints applied to the total estimated lifetime value of commissions we expect to receive for selling the plan after the carrier approves an application in order to derive the constrained LTV of commissions for approved members recognized for Medicare Advantage, Medicare Supplement and Medicare Part D were 5.5%, 4% and 7%, respectively, for the three months ended June 30, 2025 and 5.5%, 9% and 7%, respectively, for the three months ended June 30, 2024.

Three Months Ended June 30, 2025 and 2024 – The changes in constrained LTV of commissions per approved member primarily consisted of:

•a 1% increase in Medicare Advantage plans, primarily due to favorable carrier and contract mix, partially offset by less favorable retention assumptions for the Q2 2025 cohorts compared to the Q2 2024 cohorts;
•a 29% increase in Medicare Supplement plans, primarily due to favorable carrier and contract mix, favorable retention assumptions for the Q2 2025 cohorts compared to the Q2 2024 cohorts and a decrease in the constraint from 9% to 4% due to observed LTV trends;
•a 24% decrease in Medicare Part D plans, primarily driven by unfavorable carrier and contract mix;

•a 7% decrease in non-qualified health plans, primarily due to a decline in enrollment quality as well as unfavorable retention trends;
•an 11% decrease in qualified health plans, primarily due to an increase in the constraint from 4% to 10% due to observed unfavorable retention trends;
•a 35% decrease in short-term plans, primarily driven by unfavorable retention assumptions year-over-year as a result of the regulatory change that decreased term limits for short-term health plans; and
•an 11%, 4% and 2% increase in vision, small business and dental plans, respectively.

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

The following table shows estimated membership by product as of the dates presented below:

	As of June 30,		% Change
	2025	2024
Medicare (1)
Medicare Advantage	596,397	584,649	2%
Medicare Supplement	91,845	97,426	(6)%
Medicare Part D	176,223	195,671	(10)%
Total Medicare	864,465	877,746	(2)%

Individual and Family (1)	66,374	79,786	(17)%
Ancillary (1)	174,632	174,107	—%
Small Business (2)	40,132	45,101	(11)%
Total Estimated Membership	1,145,603	1,176,740	(3)%
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

June 30, 2025 compared to June 30, 2024 – Total estimated membership declined 3% as of June 30, 2025 compared to June 30, 2024 due to:

•a 2% decline year-over-year in Medicare estimated membership primarily due to:
◦a 6% and 10% decrease in Medicare Supplement and Medicare Part D plans, respectively, as a result of decreased approved applications due to the decline in Medicare Supplement plan approved members as well as a decline in Medicare Part D plan approved members due to the shift away from standalone Medicare Part D plans,
◦partially offset by a 2% increase in Medicare Advantage estimated membership as a result of increased Medicare Advantage approved member volume from the most recent AEP and OEP.
•a 17% and 11% decline year-over-year in individual and family plan and small business plan estimated membership, respectively, primarily due to a decrease in approved applications and unfavorable retention trends in individual and family plans.

Member Acquisition

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

The following table shows the CC&E cost per approved member and the variable marketing cost per approved member for the periods presented:

	Three Months Ended June 30,		% Change
	2025	2024
Medicare
CC&E cost per MA-equivalent approved member (1)	$664	$599	11%
Variable marketing cost per MA-equivalent approved member (1)	423	457	(7)%
Total acquisition cost per MA-equivalent approved member	$1,087	$1,056	3%
Individual and Family Plan
CC&E cost per IFP-equivalent approved member (2)	$422	$284	49%
Variable marketing cost per IFP-equivalent approved member (2)	99	59	68%
Total acquisition cost per IFP-equivalent approved member	$521	$343	52%
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

Medicare

Three Months Ended June 30, 2025 and 2024 – Total acquisition cost per MA-equivalent approved member increased $31, or 3%, during the three months ended June 30, 2025 compared to the same period in 2024, driven by:

•a $65, or 11%, increase in CC&E cost per MA-equivalent approved member primarily due to:
◦the elevated seasonal decline in Medicare Advantage approved members driven by the dual-eligible regulations that became effective in 2025,

◦slightly offset by lower overall personnel and compensation costs, including cost savings as a result of our more flexible telesales organization structure which allows us to adjust capacity more efficiently to match the Medicare business seasonality.
•a $34, or 7%, decrease in variable marketing cost per MA-equivalent approved member, primarily due to an intentional reduction in spend during a lower volume quarter as a result of the dual-eligible regulations that became effective in 2025, a more favorable marketing channel mix and continued marketing efficiencies as our brand continues to scale, enabling enhanced lead quality, and strong conversion rates, including improved conversion rates in our online unassisted channel.

Individual and Family

Three Months Ended June 30, 2025 and 2024 – Total acquisition cost per IFP-equivalent approved member increased $178, or 52%, during the three months ended June 30, 2025 compared to the same period in 2024, driven by:

•a $138, or 49%, increase in CC&E cost per IFP-equivalent approved member due to the overall decline in individual and family plan and short-term plan approved members; and
•a $40, or 68%, increase in variable marketing cost per IFP-equivalent approved member, primarily driven by the overall decline in individual and family plan and short-term plan approved member.

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

Results of Operations

The following table sets forth our operating results and related percentage of total revenue for the periods presented (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
Revenue
Commission	$54,731	90%	$56,847	86%	$153,677	88%	$137,774	87%
Other	6,051	10%	9,009	14%	20,224	12%	21,046	13%
Total revenue	60,782	100%	65,856	100%	173,901	100%	158,820	100%
Operating costs and expenses (1)
Marketing and advertising	21,425	35%	26,783	41%	62,614	36%	65,520	41%
Customer care and enrollment	27,910	46%	28,551	43%	65,131	37%	61,452	39%
Technology and content	11,354	19%	13,044	20%	23,955	14%	26,349	17%
General and administrative	21,582	36%	22,402	34%	38,892	22%	42,021	26%
Impairment, restructuring and other charges	1,555	3%	3,035	5%	1,555	1%	9,348	6%
Total operating costs and expenses	83,826	138%	93,815	142%	192,147	110%	204,690	129%
Loss from operations	(23,044)	(38)%	(27,959)	(42)%	(18,246)	(10)%	(45,870)	(29)%
Interest expense	(2,348)	(4)%	(2,849)	(4)%	(4,996)	(3)%	(5,658)	(4)%
Other income, net	1,340	2%	2,335	4%	2,916	2%	4,726	3%
Loss before income taxes	(24,052)	(40)%	(28,473)	(43)%	(20,326)	(12)%	(46,802)	(29)%
Benefit from income taxes	(6,654)	(11)%	(505)	(1)%	(4,878)	(3)%	(1,850)	(1)%
Net loss	$(17,398)	(29)%	$(27,968)	(42)%	$(15,448)	(9)%	$(44,952)	(28)%
____________
(1)Operating costs and expenses include the following amounts of stock-based compensation expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Marketing and advertising	$585	$711	$1,082	$1,355
Customer care and enrollment	332	511	596	1,035
Technology and content	680	779	1,368	1,753
General and administrative	2,279	3,105	4,619	6,503
Total stock-based compensation expense	$3,876	$5,106	$7,665	$10,646

Revenue

Our commission revenue, other revenue and total revenue are summarized as follows (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	$	%	2025	2024	$	%
Commission	$54,731	$56,847	$(2,116)	(4)%	$153,677	$137,774	$15,903	12%
% of total revenue	90%	86%			88%	87%
Other	6,051	9,009	(2,958)	(33)%	20,224	21,046	(822)	(4)%
% of total revenue	10%	14%			12%	13%
Total revenue	$60,782	$65,856	$(5,074)	(8)%	$173,901	$158,820	$15,081	9%

Three Months Ended June 30, 2025 and 2024 – Commission revenue decreased $2.1 million, or 4%, during the three months ended June 30, 2025 compared to the same period in 2024 due to:

•a $3.7 million, or 60%, decrease in our E&I segment commission revenue driven by:
◦net adjustment revenue from prior periods enrollments of $(1.3) million during the three months ended June 30, 2025 compared to $0.8 million in the same period in 2024,
◦a 41% and 9% decline in individual and family plan and small business approved members, respectively, partially offset by a 12% increase in ancillary approved members, and
◦lower constrained LTV of commissions per approved member for qualified health plans, non-qualified health plans and short-term health plans, slightly offset by higher constrained LTV of commissions per approved member for dental, vision and small business plans.
•a $1.6 million, or 3%, increase in our Medicare segment commission revenue driven by:
◦higher net adjustment revenue from prior periods enrollments, which was $19.1 million during the three months ended June 30, 2025 compared to $10.7 million during the same period in 2024, and
◦improved constrained LTV of commissions per approved member for Medicare Advantage and Medicare Supplement products,
◦partially offset by a 19%, 11%, and 6% decrease in Medicare Advantage, Medicare Supplement and Medicare Part D plan approved members, respectively.

Other revenue decreased $3.0 million, or 33%, during the three months ended June 30, 2025 compared to the same period in 2024 primarily due to a decrease in sponsorship and advertising revenue.

Six Months Ended June 30, 2025 and 2024 – Commission revenue increased $15.9 million, or 12%, during the six months ended June 30, 2025 compared to the same period in 2024 due to:

•a $20.6 million, or 17%, increase in our Medicare segment commission revenue driven by:
◦an overall 4% increase in Medicare plan approved members, specifically driven by 10% growth in Medicare Advantage approved members,
◦improved constrained LTV of commissions per approved member for Medicare Advantage and Medicare Supplement products, and
◦net adjustment revenue from prior periods of $27.1 million during the six months ended June 30, 2025 compared to $11.7 million in the same period in 2024.
•a $4.7 million, or 29%, decrease in our E&I segment commission revenue driven by:
◦a 26% and 21% decline in individual and family plan and small business plan approved members, respectively, slightly offset by an increase in ancillary approved members,
◦lower net adjustment revenue from prior periods enrollments, which was $1.2 million during the six months ended June 30, 2025 compared to $2.3 million in the same period in 2024, and
◦lower constrained LTV of commissions per approved member for qualified health plans, non-qualified health plans and short-term health plans, slightly offset by higher constrained LTV of commissions per approved member for dental, vision and small business plans.

Other revenue decreased $0.8 million, or 4%, during the six months ended June 30, 2025 compared to the same period in 2024 due to a $4.8 million decrease in sponsorship and advertising revenue, partially offset by a $4.1 million increase in fee-based revenue driven by the expansion of our fee-based BPO arrangements.

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

Our marketing and advertising expenses are summarized as follows (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	$	%	2025	2024	$	%
Marketing and advertising	$21,425	$26,783	$(5,358)	(20)%	$62,614	$65,520	$(2,906)	(4)%
% of total revenue	35%	41%			36%	41%

Three Months Ended June 30, 2025 and 2024 – Marketing and advertising expenses decreased $5.4 million, or 20%, during the three months ended June 30, 2025 compared to the same period in 2024, primarily driven by a $4.4 million decrease in variable advertising costs and a $0.7 million decrease in personnel and compensation costs. The decrease in variable advertising costs was primarily due to an intentional decrease in affiliate partner channel spend due to the dual-eligible regulations that became effective in 2025, which contributed to decreased Medicare Advantage submissions.

Six Months Ended June 30, 2025 and 2024 – Marketing and advertising expenses decreased $2.9 million, or 4%, during the six months ended June 30, 2025 compared to the same period in 2024, driven by a $0.7 million decrease in operating costs due to lower software and consulting expenses, a $0.7 million decrease in fixed marketing costs, a $0.6 million decrease in cost of revenue and a $0.5 million decrease in variable advertising costs. The decrease in variable advertising costs was due to a decreased spend in our affiliate partner channels partially offset by increased investment in direct marketing channels.

Customer Care and Enrollment

Customer care and enrollment expenses primarily consist of compensation, benefits and licensing costs for personnel engaged in assistance to applicants who call our advisor enrollment center and for benefit advisors who assist applicants during the enrollment process.

Our customer care and enrollment expenses are summarized as follows (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	$	%	2025	2024	$	%
Customer care and enrollment	$27,910	$28,551	$(641)	(2)%	$65,131	$61,452	$3,679	6%
% of total revenue	46%	43%			37%	39%

Three Months Ended June 30, 2025 and 2024 – Customer care and enrollment expenses decreased $0.6 million, or 2%, during the three months ended June 30, 2025 compared to the same period in 2024, primarily due to a $0.9 million decrease in personnel and compensation costs as we implemented a more flexible structure in our telesales organization to adjust to anticipated enrollment volumes, partially offset by a $0.3 million increase in other operating expenses due to higher third-party recruiting and software costs.

Six Months Ended June 30, 2025 and 2024 – Customer care and enrollment expenses increased $3.7 million, or 6%, during the six months ended June 30, 2025 compared to the same period in 2024. This increase was primarily due to a $5.0 million increase in personnel and compensation costs associated with a higher number of screeners, licensed benefit advisors and retention advisors to support the continued momentum in consumer demand during the first quarter of 2025 Medicare Advantage OEP, partially offset by a $1.0 million decrease in other operating expenses due to lower recruiting and licensing costs, offset by higher software costs, and a $0.4 million decrease in stock based compensation expense.

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

Our technology and content expenses are summarized as follows (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	$	%	2025	2024	$	%
Technology and content	$11,354	$13,044	$(1,690)	(13)%	$23,955	$26,349	$(2,394)	(9)%
% of total revenue	19%	20%			14%	17%

Three Months Ended June 30, 2025 and 2024 – Technology and content expenses decreased $1.7 million, or 13%, during the three months ended June 30, 2025 compared to the same period in 2024, primarily driven by a $1.5 million decrease in personnel and compensation costs and a $0.8 million decrease in amortization of internally developed software, partly offset by an increase of $0.8 million in other operating costs, particularly consulting expenses.

Six Months Ended June 30, 2025 and 2024 – Technology and content expenses decreased $2.4 million, or 9%, during the six months ended June 30, 2025 compared to the same period in 2024, primarily driven by a $1.9 million decrease in personnel and compensation costs, a $1.2 million decrease in amortization of internally developed software and a $0.4 million decrease in stock-based compensation expense, partly offset by an increase of $1.1 million in other operating costs, particularly consulting expenses.

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

Our general and administrative expenses are summarized as follows (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	$	%	2025	2024	$	%
General and administrative	$21,582	$22,402	$(820)	(4)%	$38,892	$42,021	$(3,129)	(7)%
% of total revenue	36%	34%			22%	26%

Three Months Ended June 30, 2025 and 2024 – General and administrative expenses decreased $0.8 million, or 4%, during the three months ended June 30, 2025 compared to the same period in 2024, primarily driven by a $0.8 million decrease in stock based compensation expense and a $0.5 million decrease in facilities and other operating expenses, partly offset by an increase of $0.6 million in personnel and compensation costs.

Six Months Ended June 30, 2025 and 2024 – General and administrative expenses decreased $3.1 million, or 7%, during the six months ended June 30, 2025 compared to the same period in 2024, primarily driven by a $1.9 million decrease in stock based compensation expense, a $1.3 million decrease in professional fees and a $0.8 million decrease in facilities and other operating expenses, partly offset by an increase of $1.1 million in personnel and compensation costs.

Impairment, Restructuring and Other Charges

Our impairment, restructuring and other charges consist primarily of severance, transition and other related costs and impairment charges. Our impairment, restructuring and other charges are summarized as follows (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	$	%	2025	2024	$	%
Impairment, restructuring and other charges	$1,555	$3,035	$(1,480)	(49)%	$1,555	$9,348	$(7,793)	(83)%
% of total revenue	3%	5%			1%	6%

Three Months Ended June 30, 2025 and 2024 – We incurred $1.6 million in impairment, restructuring and other charges for the three months ended June 30, 2025 compared to $3.0 million for the same period in 2024. The charges in 2025 consisted of $0.4 million of pre-tax operating lease right-of-use asset impairment charges related to certain vacated leased office spaces. We also incurred $1.1 million of restructuring charges which were primarily related to employee termination benefits as a result of macroeconomic changes and internal restructuring initiatives. The charges in 2024 consisted of $1.9 million of impairment charges related to our leased office spaces, specifically related to our operating lease right-of-use assets. We also incurred $1.1 million of restructuring charges which were primarily related to employee termination benefits as a result of continued cost reduction efforts since the beginning of 2024.

Six Months Ended June 30, 2025 and 2024 – We incurred $1.6 million impairment, restructuring and other charges for the six months ended June 30, 2025 compared to $9.3 million for the same period in 2024. The charges in 2025 consisted of $0.4 million of impairment charges related to our operating lease right-of-use assets. We also incurred $1.1 million of restructuring charges which were primarily related to employee termination benefits as a result of macroeconomic changes and internal restructuring initiatives. The charges in 2024 consisted of $7.4 million of impairment related to several of our leased office spaces, specifically consisting of $6.9 million of operating lease right-of-use asset impairments and $0.5 million of property and equipment impairments. We also incurred $1.9 million of restructuring charges which were primarily related to employee termination benefits as a result of cost-reduction efforts during the first quarter of 2024.

Interest Expense

Interest expense primarily consists of interest expense and amortization of debt issuance costs related to our Credit Agreement. See Note 12 – Debt in our Notes to Condensed Consolidated Financial Statements for additional information. Our interest expense is summarized as follows (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	$	%	2025	2024	$	%
Interest expense	$(2,348)	$(2,849)	$501	18%	$(4,996)	$(5,658)	$662	12%
% of total revenue	(4)%	(4)%			(3)%	(4)%

Three Months Ended June 30, 2025 and 2024 – Interest expense decreased by $0.5 million, or 18%, three months ended June 30, 2025 compared to the same period in 2024, primarily driven by a $0.2 million decrease in debt interest expense as a result of lower interest rates.

Six Months Ended June 30, 2025 and 2024 – Interest expense decreased by $0.7 million, or 12%, during the six months ended June 30, 2025 compared to the same period in 2024, primarily driven by a $0.6 million decrease in debt interest expense as a result of lower interest rates.

Other Income, Net

Other income, net, primarily consisted of interest income and margin earned on commissions received from Medicare plan members transferred to us in 2010 through 2012 by a broker partner.

Our other income, net, is summarized as follows (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	$	%	2025	2024	$	%
Other income, net	$1,340	$2,335	$(995)	(43)%	$2,916	$4,726	$(1,810)	(38)%
% of total revenue	2%	4%			2%	3%

Three Months Ended June 30, 2025 and 2024 – Other income, net, was $1.3 million during the three months ended June 30, 2025, compared to other income, net, of $2.3 million during the three months ended June 30, 2024. The change was primarily due to a $0.9 million decrease in interest income as a result of less favorable short-term investment returns and a decline in average short-term investment balances during the three months ended June 30, 2025.

Six Months Ended June 30, 2025 and 2024 – Other income, net, was $2.9 million during the six months ended June 30, 2025, compared to $4.7 million during the six months ended June 30, 2024. The change was primarily due to a $1.7 million decrease in interest income as a result of less favorable short-term investment returns and a decline in average short-term investment balances during the six months ended June 30, 2025.

Benefit from Income Taxes

Our benefit from income taxes is summarized as follows (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	$	%	2025	2024	$	%
Benefit from income taxes	$(6,654)	$(505)	$(6,149)	1,218%	$(4,878)	$(1,850)	$(3,028)	164%
Effective tax rate	27.7%	1.8%			24.0%	4.0%

Three Months Ended June 30, 2025 and 2024 – Our effective tax rate of 27.7% for the three months ended June 30, 2025 was higher than our 1.8% effective tax rate for the three months ended June 30, 2024 primarily due to a change from using the actual effective tax rate method to calculate our provision for income taxes for the period ended June 30, 2024 to using an annualized effective tax rate method for the period ended June 30, 2025 and changes in valuation allowance during the period ended June 30, 2024. Our effective tax rate for the three months ended June 30, 2025 was higher than the statutory federal tax rate due primarily to state taxes, nondeductible stock-based compensation, and lobbying expenses, partially offset by research and development credits and discrete adjustments.

Six Months Ended June 30, 2025 and 2024 – Our effective tax rate of 24.0% for the six months ended June 30, 2025 was higher than our 4.0% effective tax rate for the six months ended June 30, 2024 primarily due to a change from using the actual effective tax rate method to calculate our provision for income taxes for the period ended June 30, 2024 to using an annualized effective tax rate method for the period ended June 30, 2025 and changes in valuation allowance during the period ended June 30, 2024. Our effective tax rate for the six months ended June 30, 2025 was higher than the statutory federal tax rate due primarily to state taxes, nondeductible stock-based compensation and lobbying expenses, partially offset by research and development credits and discrete adjustments.

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (“OBBBA”). The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. ASC 740, “Income Taxes”, requires the effects of changes in tax rates and laws to be recognized in the period in which the legislation is enacted, which is the date the legislation is signed into law. We are evaluating the impact of the OBBBA on our financial statements, but do not expect that it will have a material impact.

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

Our operating segment revenue and segment gross profit are summarized as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	% Change	2025	2024	% Change
Medicare:
Total revenue	$58,059	$59,248	(2)%	$161,728	$141,636	14%
Variable marketing and advertising	(13,800)	(18,270)	24%	(47,553)	(48,518)	2%
Medicare CC&E	(25,078)	(25,685)	2%	(59,547)	(55,634)	(7)%
Cost of revenue	(36)	(89)	60%	264	(232)	214%
Medicare segment gross profit	$19,145	$15,204	26%	$54,892	$37,252	47%

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	% Change	2025	2024	% Change
Employer and Individual:
Total revenue	$2,723	$6,608	(59)%	$12,173	$17,184	(29)%
Variable marketing and advertising	(717)	(698)	(3)%	(1,907)	(1,474)	(29)%
E&I CC&E	(2,201)	(2,135)	(3)%	(4,381)	(4,412)	1%
Cost of revenue	(62)	(93)	33%	(154)	(211)	27%
E&I segment gross profit (loss)	$(257)	$3,682	(107)%	$5,731	$11,087	(48)%

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	% Change	2025	2024	% Change
Consolidated:
Total revenue	$60,782	$65,856	(8)%	$173,901	$158,820	9%
Variable marketing and advertising	(14,517)	(18,968)	23%	(49,460)	(49,992)	1%
Segment CC&E	(27,279)	(27,820)	2%	(63,928)	(60,046)	(6)%
Cost of revenue	(98)	(182)	46%	110	(443)	125%
Total segment gross profit	$18,888	$18,886	—%	$60,623	$48,339	25%

A reconciliation of our segment gross profit to the Condensed Consolidated Statements of Comprehensive Loss for the periods presented is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Total segment gross profit	$18,888	$18,886	$60,623	$48,339
Other marketing and advertising (1)	(6,810)	(7,633)	(13,264)	(15,085)
Other CC&E (2)	(631)	(731)	(1,203)	(1,406)
Technology and content	(11,354)	(13,044)	(23,955)	(26,349)
General and administrative	(21,582)	(22,402)	(38,892)	(42,021)
Impairment, restructuring and other charges	(1,555)	(3,035)	(1,555)	(9,348)
Interest expense	(2,348)	(2,849)	(4,996)	(5,658)
Other income, net	1,340	2,335	2,916	4,726
Loss before income taxes	$(24,052)	$(28,473)	$(20,326)	$(46,802)
__________
(1)Other marketing and advertising costs consist of fixed marketing and advertising, previously capitalized labor, depreciation and share-based compensation costs.
(2)Other CC&E costs consist of previously capitalized labor, depreciation and share-based compensation costs.

Medicare Segment
Three Months Ended June 30, 2025 and 2024 – Revenue from our Medicare segment decreased $1.2 million, or 2%, during the three months ended June 30, 2025 compared to the same period in 2024, primarily driven by:
•a $2.8 million decrease in Medicare segment other revenue driven by a $2.7 million decline in sponsorship and advertising revenue,
•partially offset by a $1.6 million increase in Medicare segment commission revenue primarily due to:
◦higher net adjustment revenue from prior periods enrollments, which was $19.1 million during the three months ended June 30, 2025 compared to $10.7 million during the same period in 2024, and
◦improved constrained LTV of commissions per approved member for Medicare Advantage and Medicare Supplement products,
◦partially offset by a decrease in approved members across all Medicare products.

Our Medicare segment gross profit was $19.1 million for the three months ended June 30, 2025, an increase of $3.9 million or 26%, compared to the same period in 2024 primarily driven by:
•a $4.5 million and $0.6 million decrease in variable marketing and advertising and segment CC&E expenses, respectively, primarily due to targeted cost reduction efforts as a result of the dual-eligible regulations that became effective in 2025,
•partially offset by a $1.2 million decrease in Medicare segment revenue.

Six Months Ended June 30, 2025 and 2024 – Revenue from our Medicare segment increased $20.1 million, or 14%, during the six months ended June 30, 2025 compared to the same period in 2024, primarily driven by:
•a $20.6 million increase in Medicare segment commission revenue primarily due to:
◦a 10% increase in Medicare Advantage plan approved members, slightly offset by a decline in approved members for Medicare Supplement and Medicare Part D plans,
◦higher net adjustment revenue, which was $27.1 million for the six months ended June 30, 2025 compared to $11.7 million for the six months ended June 30, 2024, and
◦improved constrained LTV of commissions per approved member for Medicare Advantage and Medicare Supplement products.
•a $0.5 million decrease in Medicare segment other revenue driven by a $4.8 million decrease in sponsorship and advertising revenue, partly offset by a $4.1 million increase in fee-based revenue due to growth BPO arrangements.

Our Medicare segment gross profit was $54.9 million for the six months ended June 30, 2025, an increase of $17.6 million or 47%, compared to the same period in 2024 primarily driven by:
•a $20.1 million increase in Medicare segment revenue and a $1.0 million decrease in variable marketing and advertising expenses,
•partially offset by an increase of $3.9 million in segment CC&E expenses primarily due to the continued execution of our initiatives to attract and retain beneficiaries, including having a larger group of screeners and benefit advisors in the first quarter of 2025 compared to the same period in 2024 to support the OEP, slightly offset by cost reduction efforts supported by our more flexible telesales organization structure during the second quarter of 2025.

Employer and Individual Segment

Three Months Ended June 30, 2025 and 2024 – Revenue from our E&I segment decreased $3.9 million, or 59%, during the three months ended June 30, 2025 compared to the same period in 2024, primarily driven by a $3.7 million decrease in commission revenue due to:
•a 41% and 9% decline in individual and family plan and small business plan approved members, respectively, compared to the same period in 2024; and
•lower net adjustment revenue year-over-year, which was $(1.3) million for the three months ended June 30, 2025 compared to $0.8 million in three months ended June 30, 2024.

Our E&I segment gross loss was $0.3 million for the three months ended June 30, 2025, a decrease of $3.9 million, compared to the same period in 2024 primarily driven by the $3.9 million decrease in E&I segment revenue.

Six Months Ended June 30, 2025 and 2024 – Revenue from our E&I segment decreased $5.0 million, or 29%, during the six months ended June 30, 2025 compared to the same period in 2024, primarily driven by a $4.7 million decrease in commission revenue as a result of:

•a 26% and 21% decline in individual and family plan and small business plan approved members, respectively, compared to the same period in 2024; and
•lower net adjustment revenue year-over-year, which was $1.2 million for the six months ended June 30, 2025 compared to $2.3 million in six months ended June 30, 2024;

Our E&I segment gross profit was $5.7 million for the six months ended June 30, 2025, a decrease of $5.4 million, or 48%, compared to the same period in 2024 primarily driven by a $5.0 million decrease in E&I segment revenue and a $0.4 million increase in variable marketing and advertising expenses.

Liquidity and Capital Resources

As of June 30, 2025, we had cash, cash equivalents and short-term marketable securities of $105.2 million. During the six months ended June 30, 2025, we generated operating cash flow of $35.9 million as summarized below. We have historically financed our operations primarily through cash generated from our operations, equity issuances and debt financing. Our principal uses of cash in recent periods have been funding working capital, purchases of short-term investments, the satisfaction of tax withholding obligations in connection with the settlement of restricted stock units, making payments on our operating lease obligations and service and licensing obligations, and complying with our debt servicing requirements and preferred stock dividend payment obligations.

Cash and Cash Equivalents

Our cash, cash equivalents and short-term marketable securities are summarized as follows (in thousands):

	June 30, 2025	December 31, 2024
Cash and cash equivalents	$65,920	$39,197
Short-term marketable securities	39,280	43,043
Total cash, cash equivalents and short-term marketable securities	$105,200	$82,240

Cash equivalents, which are comprised of financial instruments with an original maturity of 90 days or less from the date of purchase, primarily consist of money market funds, commercial paper and government securities. We also maintained $3.1 million in restricted cash as of June 30, 2025 and December 31, 2024.

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

Short-term obligations were $8.8 million for leases and $7.8 million for service and licensing as of June 30, 2025. Long-term obligations were $18.6 million for leases and $2.8 million for service and licensing as of June 30, 2025. We expect to fund these obligations through our existing cash and cash equivalents and cash generated from operations.

Convertible Preferred Stock

Pursuant to an investment agreement dated February 17, 2021 with Echelon Health SPV, LP (“H.I.G.”) (the “H.I.G. Investment Agreement”), we issued and sold 2,250,000 shares of Series A convertible preferred stock

(“Series A Preferred Stock”) at an aggregate purchase price of $225.0 million to H.I.G. in a private placement and received $214.0 million net proceeds on April 30, 2021. During the second quarter of 2025, we made a cash dividend payment of $2.9 million. The H.I.G. Investment Agreement also provides certain redemption rights on or after April 2027. In addition, the Company is required to maintain an Asset Coverage Ratio (as defined in the H.I.G. Investment Agreement) of at least 2.5x (the “Minimum Asset Coverage Ratio”) and a Minimum Liquidity Amount (as defined in the H.I.G. Investment Agreement). Failure to maintain the Minimum Asset Coverage Ratio or the Minimum Liquidity Amount as of the date or the time period required by the H.I.G. Investment Agreement, for as long as H.I.G. continues to own at least 30% of the Series A Preferred Stock originally issued to it in the private placement, entitles H.I.G., subject to the conditions and restrictions specified therein, to additional rights including the right to nominate one additional member to the Company’s Board of Directors, the right to approve the Company’s annual budget, the right to approve hiring or termination of certain key executives and the right to approve the incurrence of certain indebtedness. See Note 6 — Convertible Preferred Stock in our Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for more information.

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

Term Loan Credit Agreement

On February 28, 2022, we entered into a term loan credit agreement providing for a $70.0 million secured term loan credit facility with Blue Torch Finance LLC, as administrative agent and collateral agent, and other lenders party thereto (the “Original Credit Agreement), which agreement was subsequently amended on August 16, 2022 (the “First Amendment”) to update our borrowing benchmark from LIBOR to SOFR (as amended by the First Amendment, the “First Amended Credit Agreement”). On November 1, 2024, we entered into a second amendment (the "Second Amendment") to the First Amended Credit Agreement (as amended by the Second Amendment, the “Credit Agreement”) which extends the maturity date of the Credit Agreement from February 2025 to February 2026 and, among other things, reduces the overall interest rate of the term loan beginning on the effective date of the Second Amendment. The outstanding obligations under the Credit Agreement are payable in full on the maturity date. As part of the Credit Agreement, we incur a $0.3 million fee per annum, payable annually. The loans under the Credit Agreement bear interest, at our option, at either a rate based on the Adjusted Term SOFR or a base rate, in each case plus a margin. The base rate is the highest of the prime rate, the federal funds rate plus 0.50% and the three-month Adjusted Term SOFR plus 1.00%. The Second Amendment reduced the margin from 7.50% to 7.00% for Adjusted Term SOFR loans and from 6.50% to 6.00% for base rate loans. As of June 30, 2025, the interest rate was 11.59%. For the three and six months ended June 30, 2025 we incurred interest expense of $2.1 million and $4.1 million, respectively. For the three and six months ended June 30, 2024 we incurred $2.3 million and $4.6 million, respectively. As of June 30, 2025, the carrying value of the loan under the Credit Agreement was $69.1 million and we were in compliance with our loan covenants. See Note 12 – Debt in our Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information regarding the Credit Agreement.

Availability and Use of Cash

We believe our current cash, cash equivalents and short-term marketable securities, including the proceeds from the equity financing we obtained on April 30, 2021 under the H.I.G. Investment Agreement and the term loan we obtained on February 28, 2022 under the Credit Agreement, and expected cash collections will be sufficient to fund our operations for at least 12 months after the filing date of this Quarterly Report on Form 10-Q, in addition to refinancing or selecting other alternative arrangements based on market conditions for our term loan under our Credit Agreement that matures in February 2026.

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

Cash Activities

Our cash flows for the six months ended June 30, 2025 and 2024 are summarized as follows (in thousands):

	Six Months Ended June 30,
	2025	2024
Net cash provided by operating activities	$35,917	$38,579
Net cash used in investing activities	(4,647)	(23,735)
Net cash used in financing activities	(4,543)	(4,241)

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

Six Months Ended June 30, 2025 – Net cash provided by operating activities was $35.9 million during the six months ended June 30, 2025 driven by changes in net operating assets and liabilities of $41.7 million and adjustments for non-cash items of $9.7 million, partially offset by net loss of $15.4 million. Cash provided by changes in net operating assets and liabilities during the six months ended June 30, 2025 primarily consisted of decreases of $83.5 million in contract assets – commissions receivable and $15.0 million in accounts receivable, partially offset by decreases of $26.8 million in accrued compensation and related expenses, $17.6 million in accounts payable and $12.6 million in accrued marketing expenses. Adjustments for non-cash items primarily consisted of $7.7 million of stock-based compensation expense, $6.5 million of amortization of internally developed software, partially offset by a $5.2 million decrease due to the change in deferred income taxes.

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

Six Months Ended June 30, 2025 – Net cash used in investing activities of $4.6 million for the six months ended June 30, 2025 mainly consisted of $61.9 million used to purchase marketable securities and $7.4 million in capitalized internal-use software and website development costs, partially offset by $66.5 million in proceeds from the maturities and redemptions of marketable securities.

Six Months Ended June 30, 2024 – Net cash used in investing activities of $23.7 million for the six months ended June 30, 2024 mainly consisted of $37.4 million used to purchase marketable securities and $4.9 million in capitalized internal-use software and website development costs, partially offset by $19.0 million in proceeds from the maturities and redemptions of marketable securities..

Financing Activities

Six Months Ended June 30, 2025 – Net cash used in financing activities of $4.5 million for the six months ended June 30, 2025 was due to a $2.9 million preferred stock dividend payment and $1.8 million in repurchases of shares to satisfy employee tax withholding obligations.

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

Full-time internal benefit advisors represent the majority of our telesales capacity. We plan to maintain our internal telesales benefit advisors year-round, net of natural attrition, and expect to increase our internal benefit advisors’ utilization outside of the enrollment periods by expanding our offerings of ancillary products and carrier call center outsourcing programs. We plan to increase the use of career seasonal advisors as a percentage of our total telesales capacity beginning in 2025 to increase the flexibility of our telesales organization. We also engage seasonal advisors who are not full-time employees to support our seasonally high volume. The magnitude of new agent hiring is driven by our enrollment growth goals for that year. Our customer care and enrollment expenses are typically highest in the fourth quarter and lowest in the second quarter.
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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our revenue has been concentrated in a small number of health insurance carriers and we expect that a small number of health insurance carriers will continue to account for a significant portion of our revenue for the foreseeable future. For example, Humana, Aetna and UnitedHealthcare accounted for 23%, 13%, and 25%, respectively, of our total revenue for the six months ended June 30, 2025, and accounted for 27%, 21%, and 16%, respectively, of our total revenue for the six months ended June 30, 2024. As discussed elsewhere in this Risk Factors section, our contractual relationships with health insurance carriers are typically non-exclusive and terminable on short notice by either party for any reason. In particular, given the concentration of our Medicare plan sales in a small number of carriers, if we lose a relationship with a health insurance carrier to market their Medicare plans, even temporarily, or if the health insurance carrier loses its Medicare product membership or their ability to conduct business is otherwise impaired, our business, operating results and financial condition could be harmed.
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

Our subsidiary in China conducts a portion of our operations, including the maintenance and update of our ecommerce platform. If we are required to move aspects of our operations out of China because of political or geopolitical issues, changes in laws, inquiries from health insurance carriers or for other reasons, we could incur increased expenses, and our business, operating results and financial condition could be harmed.

From time to time, we receive inquiries from health insurance carriers relating to our operations in China and the security measures we have implemented to protect data that our employees in China may be able to access. In recent years, we have implemented additional security and operational measures relating to our operations in China and have brought certain aspects of our operations in China back to the United States. In spite of our efforts, health insurance carriers may still terminate our relationship due to concerns surrounding our China operations, which would harm our business, operating results and financial condition.

Our operations in China also expose us to different laws, rules and regulations, including different intellectual property laws, which are not as protective of our intellectual property as the laws in the United States. We are also subject to certain laws, rules and regulations in China and the United States, including those related to anti-bribery and anti-corruption, privacy, data transfer, data security, labor, tax, foreign exchange controls and cash repatriation. In recent years, both China the United States have adopted and proposed laws regulating these areas and may impose additional regulations that may impact aspects of our business activities in China. For example, the U.S. government has recently expanded restrictions on providing certain “covered persons” and “countries of concern” with access to broadly defined categories of U.S. sensitive personal data and U.S. government-related data, which took effect on April 8, 2025. We have brought certain aspects of our operations in China back to the United States to comply with these restrictions but the U.S. government may impose further restrictions in the future, which may further impact our business activities in China. The United States and Chinese trade laws may also impose additional restrictions on the importation of programming or technology to or from the United States. For example, we rely on third-party vendors to communicate with our subsidiary in China. Our business would be harmed if our ability to communicate via these vendors with these employees failed. Such laws, regulations and standards are complex, ambiguous and subject to change or interpretation, which create uncertainty regarding compliance and enforcement. Compliance with these laws and regulations could cause us to incur substantial costs or require us to change our business operations in China. Violation of applicable laws and regulations could adversely affect our brand, affect our relationship with our health insurance carriers, and could result in regulatory enforcement actions and the imposition of civil or criminal penalties and fines, any of which could harm our business, operating results and financial condition.

Our business may be adversely impacted by changes in China’s economic or political condition, the relationship between China and the United States or other countries, and our ability to continue to conduct our current operations in China. Any such changes may be caused by geopolitical issues, natural disasters, armed conflict or other events or circumstances. For example, there is great uncertainty regarding restrictions on trade with China under the current administration. Any material deterioration in U.S.-China relations could require us to bring additional aspects of our operations in China back to the United States or force us to close our operations in China, which could be time-consuming, expensive and disruptive, and our business, operating results and financial condition could be harmed.
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

Our success is dependent upon the performance of our senior management and other key employees, as well as our ability to attract and retain qualified personnel for all areas of our organization. Replacing senior management and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully execute our business objectives. We may not be successful in attracting and retaining personnel on a timely basis, on competitive terms or at all. Our executive officers and other employees can terminate their employment at any time, and the loss of these individuals could harm our business, especially if we are not successful in developing adequate succession plans.

In recent years, we have appointed several new executive officers and other senior leaders across multiple functions, and we may experience additional changes in the future. For example, in 2024, we appointed a new chief revenue officer and a new chief financial officer. In addition, on September 18, 2025, Derrick Duke will succeed our current chief executive officer, Fran Soistman, who has agreed to serve as an executive advisor through December 31, 2025 to facilitate the transition. The departure of our current or new chief executive officer, or other members of our senior management or other key employees, could result in additional employee attrition. Any significant change in leadership could be detrimental to our business, operating results and financial condition.

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

We expect the Medicare market to remain fluid for the foreseeable future. The election of President Trump and Republican control of both houses of Congress has resulted in significant changes in, and may continue to result in, uncertainty with respect to legislation, regulation, implementation and/or repeal of laws and rules related to government health programs, including Medicare, Medicaid and the Affordable Care Act. For example, President Trump has issued various executive orders reversing several Biden administration healthcare policies, and additional executive orders may be forthcoming. President Trump and other policymakers could consider legislative proposals impacting Medicaid, Medicare, the Affordable Care Act and other entitlement programs, and we expect there will be continued proposals targeting reimbursement methodologies and the number of individuals eligible for government healthcare programs. In addition, initiatives launched by the Department of Government Efficiency (“DOGE”) continue to identify opportunities for improving efficiency and reducing waste, fraud and abuse of government resources. While we cannot predict the full impacts of these initiatives, changes are being made to

CMS spending, which could potentially impact beneficiary experience and could ultimately affect our financial condition and results of operation.

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

Health insurance carriers whose Medicare plans we sell approve our websites, our advisor enrollment center call scripts and a large portion of our marketing materials. We must receive these approvals in order to market and sell Medicare plans to Medicare-eligible individuals as an insurance agent. We are also required to file many of these materials on a regular basis with CMS. In addition, certain aspects of our Medicare plan marketing partner relationships have been in the past, and will be in the future, subjected to CMS and health insurance carrier review. CMS, state departments of insurance or health insurance carriers may decide to object to or not to approve aspects of our online platforms, sales function or marketing materials and processes and may determine that certain existing aspects of our Medicare-related business are not in compliance with legal requirements. CMS scrutinizes health insurance carriers whose Medicare plans we sell, and those health insurance carriers may be held responsible for actions that we, our agents and our partners take, including our marketing materials and actions that lead to complaints or disenrollment. Health insurance carriers are increasingly evaluating broker performance based on the quality of their enrollments, including increased complaint rates, retention rates, consumer satisfaction and volumes. As a result, health insurance carriers may terminate their relationships with us, or they may require us to take other corrective action if our Medicare product sales, marketing and operations are not in compliance or give rise to too many complaints. The termination of or change in our relationships with health insurance carriers could reduce the products we are able to offer, could result in the loss of commissions for past and future sales and could otherwise harm our business, operating results and financial condition. Changes to the laws, regulations and guidelines relating to the sale of health insurance plans and related products and services, their interpretation or the manner in which they are enforced could impact the manner in which we conduct our business, our ecommerce platforms or our sale of Medicare plans and other products, or we could be prevented from operating certain aspects of our revenue-generating activities altogether, which would harm our business, operating results and financial condition. We have received, and may in the future receive, inquiries from CMS or state departments of insurance regarding our marketing and business practices and compliance with laws and regulations. Inquiries and proceedings initiated by the government could adversely impact our health insurance licenses, require us to pay fines, require us to modify marketing and business practices, result in litigation and otherwise harm our business, operating results and financial condition.

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

Commission rates are also a significant factor in our estimation of constrained LTVs. The commission rates we receive are impacted by a variety of factors, including the particular health insurance plans chosen by our members, the carriers offering those plans, our members’ states of residence, the laws and regulations in those jurisdictions, the average premiums of plans purchased through us and health care reform. Our commission revenue per member has in the past decreased, and could in the future decrease, as a result of reductions in contractual commission rates, a change in the mix of carriers whose products we sell during a given period and increased health insurance plan termination rates, all of which are beyond our control and may occur on short notice. To the extent these and other factors cause our commission revenue per member to decline, our revenue may decline, and our business, operating results and financial condition would be harmed. Given that Medicare-

related and individual and family health insurance purchasing is concentrated during enrollment periods, we may experience a shift in the mix of Medicare-related and individual and family health insurance products selected by our members over a short period of time. Any reduction in our average commission revenue per member caused by such a shift or otherwise would harm our business, operating results and financial condition.

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

On February 17, 2021, we entered into an investment agreement with Echelon Health SPV, LP (“H.I.G.”), pursuant to which H.I.G. purchased 2.25 million shares of Series A convertible preferred stock (“Series A Preferred Stock”) for an aggregate price of $225.0 million (the “H.I.G. Investment Agreement”). The H.I.G. Investment Agreement contains certain negative operating covenants that will remain in effect for so long as H.I.G. continues to own at least 30% of the shares of Series A Preferred Stock originally issued to it. The Company is required to maintain an Asset Coverage Ratio and a Minimum Liquidity Amount (in each case, as defined in the H.I.G. Investment Agreement). Failure to maintain the Minimum Asset Coverage Ratio or the Minimum Liquidity Amount as of the date or the time period required by the H.I.G. Investment Agreement, for as long as H.I.G. continues to own at least 30% of the Series A Preferred Stock originally issued to it in the private placement, entitles H.I.G., subject to conditions and restrictions specified therein, to additional rights, including the right to nominate one additional member to our Board of Directors, the right to approve our annual budget, the right to approve the hiring or termination of certain key executives and the right to approve the incurrence of certain indebtedness. We have not met the Minimum Asset Coverage Ratio since the September 30, 2023 measurement date and as of November 30, 2024, we were no longer in compliance with the Minimum Liquidity Amount. As of June 30, 2025, H.I.G. continued to own at least 30% of the shares.

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

We have begun to utilize our artificial intelligence (“AI”) Center of Excellence to help guide and prioritize our AI and technology initiatives for 2025 and have started implementing AI-based voice, non-licensed agents to help streamline the health insurance selection process by initiating the customer intake process, gathering personal information, checking initial eligibility and communicating necessary disclosure. Utilizing AI-based voice agents has so far contributed to a reduction in the wait time for consumers and enhanced customer experience. However, social, ethical and operational issues relating to the use of AI in our business operations could result in liability, reputational harm and additional costs. If our AI implementation, deployment or governance is ineffective or inadequate, it could result in incidents that impair the public acceptance of AI use or cause harm to individuals, customers or society, or result in our operations not working as intended or producing unexpected outcomes. Also, use of third party models can pose security and privacy risks. Jurisdictions around the world are developing and passing new regulations that apply specifically to the use of AI. These regulations and the evolving AI regulatory environment could, among other impacts, result in inconsistencies among AI regulations and frameworks across jurisdictions, increase our compliance, governance and research and development costs and increase our exposure to claims related to our use of AI.

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

For example, the United States has recently enacted and proposed to enact significant new tariffs. Additionally, President Trump has directed various federal agencies to further evaluate key aspects of U.S. trade policy and there has been ongoing discussion and commentary regarding potential significant changes to U.S. trade policies, treaties and tariffs. While certain of these tariffs have been delayed or rescinded, there continues to exist significant uncertainty about the future relationship between the U.S. and other countries with respect to such trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, could result in the worsening of current global economic conditions and the stability of global financial markets, and may significantly escalate trade tensions and reduce global trade and, in particular, trade between the impacted nations and the U.S. As discussed elsewhere in this Risk Factors section, our subsidiary in China provides support for certain aspects of our operations and face risk related to international disputes and geopolitical tensions. Any new or changes to restrictions can be announced with little or no advance notice, which can create uncertainty. Any of these factors could depress economic activity, restrict our access to our operations in China, and have a material adverse effect on our business, operating results and financial condition.

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

Exhibit Number			Incorporation by Reference Herein
		Description of Exhibit	Form	Date
10.1	*	CEO Transition Letter Agreement dated June 18, 2025	Current Report on Form 8-K (File No. 001-33071)	June 24, 2025
10.2	*	Amended and Restated 2024 Equity Incentive Plan	Current Report on Form 8-K (File No. 001-33071)	June 24, 2025
31.1	†	Certification of Francis Soistman, Chief Executive Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	†	Certification of John Dolan, Chief Financial Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	‡	Certification of Francis Soistman, Chief Executive Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	‡	Certification of John Dolan, Chief Financial Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	†	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	†	Inline XBRL Taxonomy Extension Schema Document
101.CAL	†	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	†	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	†	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	†	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		The cover page from the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2025, formatted in Inline XBRL and contained in Exhibit 101
†    Filed herewith.
‡    Furnished herewith.
*    Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EHEALTH, INC.
Date:	August 7, 2025	/s/ Francis Soistman
Francis Soistman Chief Executive Officer (Principal Executive Officer)

Date:	August 7, 2025	/s/ John Dolan
John Dolan Chief Financial Officer (Principal Financial Officer)