Form 10-Q
period 2025-09-30
eHealth, Inc.
filed 2025-11-06
CIK 1333493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of October 31, 2025 was 30,764,785 shares.

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
•our expectations regarding any potential financings, strategic partnerships or other transactions we may enter into;
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
•expected competition, including from government-run health insurance exchanges and marketplaces, and other sources;
•our expectations relating to marketing and advertising investments and expected contributions from our marketing and strategic partnership channels;
•the timing of our receipt of commission and other payments;
•our critical accounting policies and related estimates;
•liquidity and capital needs;
•political, legislative, regulatory and legal challenges, including the risks of potential delays, reductions or disruptions in payments from a prolonged government shutdown;
•the merits or potential impact of any lawsuits filed against us or any government enforcement actions, including the legal proceedings disclosed in Part II, Item 1 - “Legal Proceedings,” and elsewhere in this report; and
•other statements regarding our future operations, financial condition, prospects and business strategies.

We have based these forward-looking statements on our current expectations about future events. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Our actual results may differ materially from those suggested by these forward-looking statements for various reasons, including our ability to retain existing members and enroll new members during the annual healthcare open enrollment period, the Medicare annual enrollment period, the Medicare Advantage open enrollment period and other special enrollment periods; changes in laws, regulations and guidelines, including in connection with healthcare reform or with respect to the marketing and sale of Medicare plans; competition, including competition from government-run health insurance exchanges and marketplaces, and other sources; the seasonality of our business and the fluctuation of our operating results; our ability to accurately estimate membership, lifetime value of commissions and commissions receivable; changes in product offerings among carriers on our ecommerce platform and changes in our estimated conversion rate of an approved member to a paying member and the resulting impact of each on our commission revenue; the concentration of our revenue with a small number of health insurance carriers; our ability to execute on our growth strategy and other business initiatives; changes in our senior management or other key employees; our ability to recruit, train, retain and ensure the productivity of licensed insurance agents, or benefit advisors, and other personnel; exposure to security risks and our ability to safeguard the security and privacy of confidential data; our relationships with health insurance carriers; the success of our carrier advertising and sponsorship program; our success in marketing and selling health insurance plans and our unit cost of acquisition; our ability to effectively manage our operations as our business evolves and execute on our business plan and other strategic initiatives; the need for health insurance carrier and regulatory approvals in connection with the marketing of Medicare-related insurance products; changes in the market for private health insurance; consumer satisfaction of our service and actions we take to improve the quality of enrollments; changes in member conversion rates; changes in commission rates; our ability to sell qualified health insurance plans to subsidy-eligible individuals and to enroll subsidy-eligible individuals through government-run health insurance exchanges and marketplaces; our ability to derive desired benefits from investments in our business, including membership growth and retention initiatives; our reliance on marketing partners; the success and cost of our marketing efforts, including branding, online advertising, direct-to-consumer mail, email, social media, telephone, SMS text, television, radio and other marketing efforts; timing of receipt and accuracy of commission reports; payment practices of health insurance carriers; dependence on our operations in China; the restrictions in our debt obligations; the restrictions in our investment agreement with our convertible preferred stock investor; our ability to raise additional capital, including debt or equity financings, on terms acceptable to us or at all; compliance with insurance, privacy, cybersecurity and other laws and regulations; the outcome of litigation, government enforcement actions or regulatory inquiries in which we are or may from time to time be involved, including the complaint filed against us and certain defendants by the U.S. Attorney’s Office for the District of Massachusetts on May 1, 2025 alleging the violation of the Federal False Claims Act; the performance, reliability and availability of our information technology systems, ecommerce platform and underlying network infrastructure, including any new systems we may implement; our ability to deploy new and evolving technologies, such as artificial intelligence; public health crises, pandemics, natural disasters and other extreme events; general economic and macroeconomic conditions, including the risks of potential delays, reductions or disruptions in payments from a prolonged government shutdown, inflation, recession, political events, instability or geopolitical tensions, tariffs and trade tensions or other international disputes, financial, banking and credit market disruptions; our ability to effectively administer our self-insurance program; and those identified under the heading “Risk Factors” in Part II, Item 1A of this report and those discussed in our other Securities and Exchange Commission filings. Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in this report are made only as of the date hereof. Except as required by applicable law, we do not undertake, and specifically decline, any obligation to update any of these statements or to publicly announce the results of any revisions to any forward-looking statements, whether as a result of new information, future events, changes in assumptions or otherwise.

Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause our actual results to differ materially from those in the forward-looking statements.

SUMMARY OF RISK FACTORS

The following is a summary of the principal risks we face, any of which could adversely affect our business, operating results or financial condition:

•The markets in which we participate are intensely competitive. If we cannot compete effectively against current and future competitors, including government-run health insurance exchanges and marketplaces, our business, operating results and financial condition could suffer.
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
•Our commission revenue could be negatively impacted by changes in conversion rates.

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

EHEALTH, INC.
FORM 10-Q

PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
EHEALTH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, unaudited)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$63,089	$39,197
Short-term marketable securities	12,212	43,043
Accounts receivable	1,852	16,807
Contract assets – commissions receivable – current	208,426	242,467
Prepaid expenses and other current assets	17,288	12,961
Total current assets	302,867	354,475
Contract assets – commissions receivable – non-current	699,299	757,523
Property and equipment, net	4,939	4,437
Operating lease right-of-use assets	9,182	12,081
Restricted cash	3,090	3,090
Other assets	28,038	23,819
Total assets	$1,047,415	$1,155,425

Liabilities, convertible preferred stock and stockholders’ equity
Current liabilities:
Accounts payable	$6,215	$23,448
Accrued compensation and benefits	24,266	43,888
Accrued marketing expenses	5,558	16,612
Lease liabilities – current	7,769	7,732
Other current liabilities	7,430	4,331
Total current liabilities	51,238	96,011
Long-term debt	69,423	68,458
Deferred income taxes – non-current	21,860	38,870
Lease liabilities – non-current	15,540	20,731
Other non-current liabilities	4,885	5,418
Total liabilities	162,946	229,488
Commitments and contingencies (Note 8)
Convertible preferred stock	370,303	337,509
Stockholders’ equity:
Common stock	44	43
Additional paid-in capital	758,113	773,371
Treasury stock, at cost	(199,998)	(199,998)
Retained earnings (accumulated deficit)	(43,815)	15,246
Accumulated other comprehensive loss	(178)	(234)
Total stockholders’ equity	514,166	588,428
Total liabilities, convertible preferred stock and stockholders’ equity	$1,047,415	$1,155,425

The accompanying notes are an integral part of these condensed consolidated financial statements.

EHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands, except per share amounts, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue:
Commission	$47,223	$48,222	$200,900	$185,996
Other	6,646	10,187	26,870	31,233
Total revenue	53,869	58,409	227,770	217,229
Operating costs and expenses:
Marketing and advertising	24,395	29,665	87,009	95,185
Customer care and enrollment	36,814	39,321	101,945	100,773
Technology and content	11,805	12,264	35,760	38,613
General and administrative	21,925	20,297	60,817	62,318
Impairment, restructuring and other charges	455	61	2,010	9,409
Total operating costs and expenses	95,394	101,608	287,541	306,298
Loss from operations	(41,525)	(43,199)	(59,771)	(89,069)
Interest expense	(2,384)	(2,859)	(7,380)	(8,517)
Other income, net	978	1,699	3,894	6,425
Loss before income taxes	(42,931)	(44,359)	(63,257)	(91,161)
Benefit from income taxes	(11,240)	(1,886)	(16,118)	(3,736)
Net loss	(31,691)	(42,473)	(47,139)	(87,425)
Preferred stock dividends	(5,987)	(5,643)	(17,614)	(16,603)
Change in preferred stock redemption value	(6,903)	(5,832)	(19,583)	(16,619)
Net loss attributable to common stockholders	$(44,581)	$(53,948)	$(84,336)	$(120,647)

Net loss per share attributable to common stockholders:
Basic and diluted	$(1.46)	$(1.83)	$(2.78)	$(4.13)
Weighted-average number of shares used in per share amounts:
Basic and diluted	30,633	29,485	30,347	29,211
Comprehensive loss:
Net loss	$(31,691)	$(42,473)	$(47,139)	$(87,425)
Unrealized gain (loss) on available for sale debt securities, net of tax	5	99	(23)	78
Foreign currency translation adjustments	77	118	79	130
Comprehensive loss	$(31,609)	$(42,256)	$(47,083)	$(87,217)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance as of December 31, 2024	43,225	$43	$773,371	13,379	$(199,998)	$15,246	$(234)	$588,428
Issuance of common stock in connection with equity incentive plans	252	—		—	—	—	—	—
Repurchase of shares to satisfy employee tax withholding obligations	—	—	(699)	75	—	—	—	(699)
Dividends and accretion related to convertible preferred stock	—	—	—	—	—	(11,922)	—	(11,922)
Stock-based compensation	—	—	3,897		—	—	—	3,897
Other comprehensive loss, net of tax	—	—	—	—	—	—	(31)	(31)
Net income	—	—	—	—	—	1,950	—	1,950
Balance as of March 31, 2025	43,477	$43	$776,569	13,454	$(199,998)	$5,274	$(265)	$581,623
Issuance of common stock in connection with equity incentive plans	617	1	—	—	—	—	—	1
Repurchase of shares to satisfy employee tax withholding obligations	—	—	(1,128)	196	—	—	—	(1,128)
Dividends and accretion related to convertible preferred stock	—	—	(12,385)	—	—	—	—	(12,385)
Issuance of common stock for employee stock purchase program	43	—	189	—	—	—	—	189
Stock-based compensation	—	—	4,016	—	—	—	—	4,016
Other comprehensive income, net of tax	—	—	—	—	—	—	5	5
Net loss	—	—	—	—	—	(17,398)	—	(17,398)
Balance as of June 30, 2025	44,137	$44	$767,261	13,650	$(199,998)	$(12,124)	$(260)	$554,923
Issuance of common stock in connection with equity incentive plans	283	—	—	—	—	—	—	—
Repurchase of shares to satisfy employee tax withholding obligations	—	—	(276)	70	—	—	—	(276)
Dividends and accretion related to convertible preferred stock	—	—	(12,890)	—	—	—	—	(12,890)
Stock-based compensation	—	—	4,018	—	—	—	—	4,018
Other comprehensive income, net of tax	—	—	—	—	—	—	82	82
Net loss	—	—	—	—	—	(31,691)	—	(31,691)
Balance as of September 30, 2025	44,420	$44	$758,113	13,720	$(199,998)	$(43,815)	$(178)	$514,166

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

EHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Nine Months Ended September 30,
	2025	2024
Operating activities:
Net loss	$(47,139)	$(87,425)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,384	1,481
Amortization of internally developed software	9,162	11,030
Stock-based compensation expense	11,587	15,125
Deferred income taxes	(17,010)	(4,340)
Impairment charges	868	7,413
Other non-cash items	(596)	(43)
Changes in operating assets and liabilities:
Accounts receivable	14,955	(1,871)
Contract assets – commissions receivable	92,811	104,582
Prepaid expenses and other assets	(7,661)	(9,896)
Accounts payable	(17,111)	(1,965)
Accrued compensation and benefits	(19,621)	(14,593)
Accrued marketing expenses	(11,054)	(11,132)
Deferred revenue	(872)	861
Accrued expenses and other liabilities	901	69
Net cash provided by operating activities	10,604	9,296
Investing activities:
Capitalized internal-use software and website development costs	(10,785)	(8,070)
Purchases of property and equipment and other assets	(2,107)	(1,463)
Purchases of marketable securities	(74,010)	(85,880)
Proceeds from redemption and maturities of marketable securities	105,950	39,000
Net cash provided by (used in) investing activities	19,048	(56,413)
Financing activities:
Payment of deferred financing costs	(1,000)	—
Net proceeds from exercise of common stock options and employee stock purchases	189	354
Repurchase of shares to satisfy employee tax withholding obligations	(2,102)	(2,301)
Principal payments in connection with leases	—	(4)
Payments of preferred stock dividends	(2,906)	(2,740)
Net cash used in financing activities	(5,819)	(4,691)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	59	118
Net increase (decrease) in cash, cash equivalents and restricted cash	23,892	(51,690)
Cash, cash equivalents and restricted cash at beginning of period	42,287	118,812
Cash, cash equivalents and restricted cash at end of period	$66,179	$67,122

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

Basis of Presentation – The accompanying Condensed Consolidated Balance Sheet as of September 30, 2025 and other condensed consolidated financial statements for the three and nine months ended September 30, 2025 and 2024 are unaudited. The Condensed Consolidated Balance Sheet as of December 31, 2024 was derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the Securities and Exchange Commission on February 27, 2025. The accompanying financial statements and related notes should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K.

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

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2024 and include all adjustments necessary for the fair presentation of our financial position as of September 30, 2025 and December 31, 2024 and our results of operations for the periods presented. The results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for any subsequent period or for the year ended December 31, 2025 and therefore, should not be relied upon as an indicator of future results.

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Significant Accounting Policies, Estimates and Judgments — The preparation of condensed consolidated financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported and disclosed in the condensed consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates, including those related to, but not limited to, the fair value of investments, the commissions we expect to collect for each approved member cohort, valuation allowance for deferred income taxes, uncertain tax positions and the assumptions used in determining stock-based compensation. We base our estimates of the carrying value of certain assets and liabilities on historical experience and on various other assumptions that we believe to be reasonable. Actual results may differ from these estimates. There have been no material changes to our significant accounting policies discussed in our Annual Report on Form 10-K for the year ended December 31, 2024.

Recently Adopted Accounting Pronouncements

We did not adopt any new accounting pronouncements during the nine months ended September 30, 2025.

Recently Issued Accounting Pronouncements Not Yet Adopted

Income Taxes (Topic 740) — In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which will require public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as additional disclosure on income taxes paid. The ASU is effective on a prospective basis for fiscal years beginning after December 15, 2024 for public entities and early adoption is permitted. We are currently evaluating the impact of adopting this ASU on our consolidated financial statements and related disclosures.

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
Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) — In September 2025, the FASB issued ASU 2025-06, Intangible - Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which amends the guidance in Accounting Standards Codification (“ASC”) 350-40, Intangibles-Goodwill and Other-Internal-Use-Software. The ASU modernizes the recognition and disclosure framework for internal-use software costs, removing all references to prescriptive and sequential software development stages. The ASU will require entities to begin capitalizing software costs when management authorizes and commits to funding the software project, and it is probable that the project will be completed and the software will be used for its intended purpose. The amendments in this ASU are effective for fiscal years beginning after December 15, 2027 and interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the impact of adopting this ASU on our consolidated financial statements and related disclosures.

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 2 – Revenue

Disaggregation of Revenue – The table below depicts the disaggregation of revenue by product and is consistent with how we evaluate our financial performance (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Medicare
Medicare Advantage	$37,713	$39,463	$150,963	$143,627
Medicare Supplement	2,309	2,312	24,199	11,835
Medicare Part D	1,561	843	2,956	6,238
Total Medicare	41,583	42,618	178,118	161,700
Individual and Family (2)
Non-Qualified Health Plans (1)	(125)	(199)	359	1,834
Qualified Health Plans (1)	(64)	602	1,299	3,358
Total Individual and Family	(189)	403	1,658	5,192
Ancillary
Short-term	890	544	1,622	1,975
Dental	128	531	2,384	1,932
Vision	215	392	1,236	1,383
Hospital Indemnity	1,870	269	5,556	1,017
Other	171	300	557	972
Total Ancillary	3,274	2,036	11,355	7,279
Small Business	2,251	2,268	7,982	8,447
Commission Bonus and Other	304	897	1,787	3,378
Total Commission Revenue	47,223	48,222	200,900	185,996
Other Revenue
Sponsorship and Advertising Revenue	2,538	5,212	13,430	20,879
Fee-based and Other Revenue	4,108	4,975	13,440	10,354
Total Other Revenue	6,646	10,187	26,870	31,233
Total Revenue	$53,869	$58,409	$227,770	$217,229
_____________
(1)    Total revenue for non-qualified and qualified health plans was negative due to $(0.5) million, and $(0.3) million, respectively, of net commission revenue from members approved in prior periods for the three months ended September 30, 2025. Total revenue for non-qualified health plans was negative due to $(0.6) million of net commission revenue from members approved in prior periods for the three months ended September 30, 2024.
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

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Commission revenue by segment is presented in the table below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Medicare
Commission revenue from members approved during the period	$31,402	$42,324	$146,304	$152,017
Net commission revenue from members approved in prior periods (1)	12,081	1,090	39,135	12,773
Total Medicare segment commission revenue	$43,483	$43,414	$185,439	$164,790
Employer and Individual
Commission revenue from members approved during the period	$1,881	$2,848	$7,659	$11,790
Commission revenue from renewals of small business members during the period	1,737	1,852	6,479	7,022
Net commission revenue from members approved in prior periods (1)	122	108	1,323	2,394
Total Employer and Individual segment commission revenue	$3,740	$4,808	$15,461	$21,206

Total commission revenue from members approved during the period	$33,283	$45,172	$153,963	$163,807
Commission revenue from renewals of small business members during the period	1,737	1,852	6,479	7,022
Total net commission revenue from members approved in prior periods (1)(2)	12,203	1,198	40,458	15,167
Total commission revenue	$47,223	$48,222	$200,900	$185,996
_____________
(1)For all existing cohorts approved in prior periods, we reassess assumptions for our constrained lifetime value (“LTV”) of commissions on a quarterly basis and compare to the most current constrained LTV recognized on these cohorts. To the extent there is an indication of a change to expected cash collections for these cohorts, net commission revenue from members approved in prior periods, also referred to as net adjustment revenue, is recorded to adjust revenue previously recognized for the affected cohorts. Net adjustment revenue includes both increases and reductions to revenue; however, adjustments increasing revenue are only recognized when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur.
(2)The after-tax impact of total net commission revenue from members approved in prior periods for the three months ended September 30, 2025 and 2024 was $0.30 and $0.03 per basic and diluted share, respectively. The after-tax impact of total net commission revenue from members approved in prior periods for the nine months ended September 30, 2025 and 2024 was $1.01 and $0.39 per basic and diluted share, respectively.
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

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Our cash, cash equivalents and restricted cash balances are summarized as follows (in thousands):

	September 30, 2025	December 31, 2024
Cash	$25,565	$10,927
Cash equivalents	37,524	28,270
Cash and cash equivalents	63,089	39,197
Restricted cash	3,090	3,090
Total cash, cash equivalents and restricted cash	$66,179	$42,287

As of September 30, 2025 and December 31, 2024, we had $3.1 million of restricted cash which was classified as a non-current asset on our Condensed Consolidated Balance Sheets. This amount collateralizes letters of credit related to certain lease commitments.

Contract Assets and Accounts Receivable

We estimate an allowance for credit losses using relevant available information from internal and external sources, related to past events, current conditions and reasonable and supportable forecasts. Specifically, for the purpose of measuring the probability of default parameters, we utilize Capital IQ’s, Standard & Poor’s and Moody’s analytics. Our estimates of loss given default are determined by using our historical collections data as well as historical information obtained through our research and review of other insurance related companies. Our estimated exposure at default is determined by applying these internal and external data sources to our commissions receivable balances. As such, we apply an immediate reversion method and revert to historical loss information when computing our credit loss exposure. Credit loss expenses are assessed quarterly and included in the “General and administrative” line in our Condensed Consolidated Statements of Comprehensive Loss. There were no write-offs during the nine months ended September 30, 2025 or for the year ended December 31, 2024.

The change in the allowance for credit losses is summarized as follows (in thousands):

	September 30, 2025	December 31, 2024
Beginning balance	$2,222	$2,118
Change in allowance	(546)	104
Ending balance	$1,676	$2,222

Our contract assets – commissions receivable activities, net of credit loss allowances, are summarized as follows (in thousands):

	Medicare Segment	E&I Segment	Total
Beginning balance at December 31, 2024	$936,940	$63,050	$999,990
Commission revenue from members approved during the period	146,304	7,659	153,963
Commission revenue from renewals of small business members during the period	—	6,479	6,479
Net commission revenue from members approved in prior periods	39,135	1,323	40,458
Cash receipts	(272,529)	(21,182)	(293,711)
Net change in credit loss allowance	511	35	546
Ending balance at September 30, 2025	$850,361	$57,364	$907,725

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Credit Risk

Our financial instruments that are exposed to concentrations of credit risk principally consist of cash, cash equivalents, marketable securities, contract assets – commissions receivable and accounts receivable. We invest our cash and cash equivalents with major banks and financial institutions and, at times, such investments are in excess of federally insured limits. We also have deposits with major banks in China that are denominated in both U.S. dollars and Chinese Yuan Renminbi and are not insured by the U.S. federal government. The deposits in China were $1.8 million as of September 30, 2025. See Note 4 – Fair Value Measurements for additional information regarding our marketable securities.

We do not require collateral or other security for either our contract assets or accounts receivable. Carriers that represented 10% or more of our total contract assets – commissions receivable and accounts receivable balances are summarized as follows:

	September 30, 2025	December 31, 2024
UnitedHealthcare (1)	30%	27%
Humana	29%	28%
Aetna (1)	17%	17%
_____________
(1)Percentages include the carriers’ subsidiaries.

Prepaid Expenses and Other Current Assets – Our prepaid expenses and other current assets are summarized as follows (in thousands):

	September 30, 2025	December 31, 2024
Prepaid software and maintenance contracts	$6,634	$5,582
Prepaid marketing and other expenses	5,855	2,405
Prepaid licenses	2,583	2,358
Prepaid insurance	566	1,296
Other current assets	1,650	1,320
Prepaid expenses and other current assets	$17,288	$12,961
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

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Our financial assets measured at fair value on a recurring basis are summarized below by their classification within the fair value hierarchy as follows (in thousands):

	September 30, 2025
	Carrying Value	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents
Money market funds	$51	$51	$—	$—	$51
Commercial paper	37,473	—	37,473	—	37,473
Short-term marketable securities
Commercial paper	12,212	—	12,212	—	12,212
Total assets measured at fair value	$49,736	$51	$49,685	$—	$49,736

	December 31, 2024
	Carrying Value	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents
Money market funds	$15,090	$15,090	$—	$—	$15,090
Commercial paper	10,562	—	10,562	—	10,562
Government securities	2,618	—	2,618	—	2,618
Short-term marketable securities
Commercial paper	17,799	—	17,799	—	17,799
Government securities	25,244	—	25,244	—	25,244
Total assets measured at fair value	$71,313	$15,090	$56,223	$—	$71,313

We endeavor to utilize the best available information in measuring fair value. Our money market funds are measured at fair value based on quoted prices in active markets and are classified as Level 1 within the fair value hierarchy. Our available for sale marketable securities, which include commercial paper and government securities with maturities of less than one year, are measured at fair value using quoted market prices to the extent available or alternative pricing sources and models utilizing market observable inputs and are classified as Level 2 within the fair value hierarchy. There were no transfers between the hierarchy levels during the nine months ended September 30, 2025 or the year ended December 31, 2024.

The following table summarizes our cash equivalents and available for sale debt securities by contractual maturity (in thousands):

	As of September 30, 2025		As of December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in 1 year	$49,742	$49,736	$71,297	$71,313

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Unrealized gains and losses on available for sale debt securities that are not credit related are included in accumulated other comprehensive loss and summarized as follows (in thousands):

	September 30, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents
Money market funds	$51	$—	$—	$51
Commercial paper	37,478	—	(5)	37,473
Short-term marketable securities
Commercial paper	12,213	—	(1)	12,212
Total	$49,742	$—	$(6)	$49,736

	December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents
Money market funds	$15,090	$—	$—	$15,090
Commercial paper	10,565	—	(3)	10,562
Government securities	2,618	—	—	2,618
Short-term marketable securities
Commercial paper	17,792	7	—	17,799
Government securities	25,232	12	—	25,244
Total	$71,297	$19	$(3)	$71,313

As of September 30, 2025 and December 31, 2024, we had 21 and 11 securities, respectively, in a net unrealized loss position that were immaterial individually and in aggregate. We did not record any credit losses regarding our available for sale debt securities during the nine months ended September 30, 2025 or the year ended December 31, 2024. We do not intend to sell these securities, and it is more likely than not that we will not be required to sell these securities before the recovery of their amortized cost basis. We recognized interest income of $0.9 million and $1.7 million for the three months ended September 30, 2025 and 2024, respectively, and $3.5 million and $6.0 million for the nine months ended September 30, 2025 and 2024, respectively.
Note 5 – Equity

2024 Equity Incentive Plan – On June 18, 2025, upon approval at our annual meeting of stockholders, we amended and restated our 2024 Equity Plan (as amended and restated, the “A&R 2024 Equity Plan”) to reserve an additional 1,500,000 shares of our common stock. As of September 30, 2025, 1.9 million shares were issued pursuant to equity awards under the A&R 2024 Equity Plan.

Stock Repurchase Programs – We had no stock repurchase activity during the three and nine months ended September 30, 2025 or 2024 and had 10.7 million shares previously repurchased under our past repurchase programs. For accounting purposes, common stock repurchased under our stock repurchase programs is recorded based upon the settlement date of the applicable trade. Such repurchased shares are held in treasury and are presented using the cost method.

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
In addition, as of September 30, 2025 and 2024, we had 3.0 million and 2.5 million shares, respectively, in treasury that were previously surrendered by employees to satisfy tax withholding due in connection with the vesting of certain restricted stock units. As of September 30, 2025 and 2024, we had a total of 13.7 million and 13.2 million shares, respectively, held in treasury.

Stock-Based Compensation Expense – Our stock-based compensation expense is summarized by award types for the periods presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Restricted stock units	$3,115	$3,809	$9,424	$12,741
Performance-based stock units	619	378	1,565	1,252
Common stock options	121	292	438	1,035
Employee stock purchase program	67	—	160	97
Total stock-based compensation expense	$3,922	$4,479	$11,587	$15,125
Related tax benefit recognized	$947	$1,096	$2,793	$3,709

The following table summarizes stock-based compensation expense by operating function for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Marketing and advertising	$609	$437	$1,691	$1,792
Customer care and enrollment	339	452	935	1,487
Technology and content	666	845	2,034	2,598
General and administrative	2,308	2,745	6,927	9,248
Total stock-based compensation expense	$3,922	$4,479	$11,587	$15,125
Amount capitalized for internal-use software	96	196	344	576
Total stock-based compensation	$4,018	$4,675	$11,931	$15,701
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

Dividends – The Series A Preferred Stock participates, on an as-converted basis, in all dividends paid to the holders of our common stock. From April 30, 2021 through June 30, 2023, dividends accrued at 8% per annum on the stated value of $100 per share, payable in kind (“PIK”). Subsequent to June 30, 2023, dividends accrue at 8% per annum, with 6% PIK and 2% payable in cash in arrears. Dividends compound semiannually and are PIK and payable in cash in arrears, as applicable, on June 30 and December 31 of each year. PIK dividends are cumulative and are added to the Accrued Value, as defined in the H.I.G. Investment Agreement. During the second quarter of 2025, we made a cash dividend payment of $2.9 million. As of September 30, 2025, we have accrued $1.5 million for cash dividends. The Series A Preferred Stock participates, on an as-converted basis, in all dividends paid to the holders of our common stock.

Board Nomination Rights – As of September 30, 2025, H.I.G. has designated one member and one board observer to the Company’s Board of Directors.

Conversion Rights – The Series A Preferred Stock is convertible at any time into common stock at a conversion rate (the “Conversion Price”) and is subject to further adjustment and the number of shares of common stock issuable upon conversion is subject to certain limitations, each as set forth in the H.I.G Investment Agreement. As of September 30, 2025, the Conversion Price was equal to $79.5861 per share.

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

Covenants and Liquidity Requirements – As long as H.I.G. continues to own at least 30% of the Series A Preferred Stock originally issued to it in the private placement, the consent of H.I.G. is required for the Company to incur certain indebtedness and to take certain other corporate actions as set forth in the H.I.G. Investment Agreement. The Company is required to maintain an Asset Coverage Ratio (as defined in the H.I.G. Investment Agreement), which was 2.5x from August 2023 onwards. Additionally, the H.I.G. Investment Agreement requires the Company to maintain a Minimum Liquidity Amount (as defined in the H.I.G. Investment Agreement) for certain periods that ranges from $65.0 million to $125.0 million. Failure to maintain the Minimum Asset Coverage Ratio or the Minimum Liquidity Amount as of the date or for the time period required by the H.I.G. Investment Agreement, for as long as H.I.G. continues to own at least 30% of the Series A Preferred Stock originally issued to it in the private placement, entitles H.I.G., subject to conditions and restrictions specified therein, to additional rights, including the right to nominate one additional member to the Company’s Board of Directors, the right to approve the Company’s annual budget, the right to approve hiring or termination of certain key executives, and the right to approve the incurrence of certain indebtedness. As of September 30, 2023, we failed to maintain the Minimum Asset Coverage

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Ratio, which entitles H.I.G. to the additional rights set forth above. On March 13, 2024, the Nominating and Corporate Governance Committee of our Board of Directors approved the appointment of a board observer designated by H.I.G. As of November 30, 2024, we were no longer in compliance with the Minimum Liquidity Amount. The non-compliance with the Minimum Asset Coverage Ratio or the Minimum Liquidity Amount does not entitle H.I.G. to accelerate the redemption of the Series A Preferred Stock. On September 17, 2025, Aaron Tolson who was previously nominated by H.I.G. to serve on our Board of Directors resigned. Following Mr. Tolson’s resignation, H.I.G. nominated Todd Arden to our Board of Directors and nominated Mr. Tolson to replace the existing board observer.

As of September 30, 2025, the estimated Series A Preferred Stock redemption value equals 135% of the Accrued Value per share as of the redemption date, plus accrued PIK dividends that have not yet been added to the Accrued Value, which is significantly in excess of the fair value of the common stock into which the Series A Preferred Stock is convertible as of September 30, 2025. We have elected to apply the accretion method to adjust the carrying value of the Series A Preferred Stock to its redemption value at the earliest date of redemption, April 30, 2027. Amounts recognized to accrete the Series A Preferred Stock to its estimated redemption value are treated as a deemed dividend and are recorded as a reduction to retained earnings, to the extent available, and if not, are recorded as a reduction to additional-paid-in-capital. The estimated redemption value will vary in subsequent periods due to the redemption put right described above and we have elected to recognize such changes prospectively. No shares of Series A Preferred Stock have been converted, and the Series A Preferred Stock was convertible into 3.8 million shares of common stock as of September 30, 2025.

The following table summarizes the proceeds and changes to our Series A Preferred Stock (in thousands):

Gross proceeds	$225,000
Less: issuance costs	(10,975)
Net proceeds	$214,025

Balance as of December 31, 2024	$337,509
Accrued paid-in-kind dividends	13,211
Change in preferred stock redemption value	19,583
Balance as of September 30, 2025	$370,303
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

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table sets forth the computation of basic and diluted net loss attributable to common stockholders per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net loss attributable to common stockholders	$(44,581)	$(53,948)	$(84,336)	$(120,647)
Denominator:
Shares used in per share calculation – basic	30,633	29,485	30,347	29,211
Dilutive effect of common stock	—	—	—	—
Shares used in per share calculation – diluted	30,633	29,485	30,347	29,211
Net loss attributable to common stockholders per share – basic and diluted	$(1.46)	$(1.83)	$(2.78)	$(4.13)

For each of the three and nine months ended September 30, 2025 and 2024, we had securities outstanding that could potentially dilute net loss per share, but the shares from the assumed conversion or exercise of these securities were excluded in the computation of diluted net loss per share as their effect would have been anti-dilutive. The number of weighted-average outstanding anti-dilutive shares that were excluded from the computation of diluted net loss per share consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Convertible preferred stock	3,791	3,573	3,736	3,521
Restricted stock units	2,383	2,902	1,508	2,051
Performance-based stock units	479	110	469	115
Common stock options	193	216	205	217
Employee stock purchase program	79	—	13	3
Total	6,925	6,801	5,931	5,907
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

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Our future minimum payments under non-cancellable contractual service and licensing obligations as of September 30, 2025 were as follows (in thousands):

Year ending December 31,
2025 (remainder)	$4,899
2026	8,299
2027	1,895
2028	—
2029	—
Thereafter	—
Total	$15,093

Operating Leases

Refer to Note 10 – Leases for commitments related to our operating leases.

Self-Insurance

We provide comprehensive major medical benefits to our employees. We maintain a substantial portion of our U.S. employee health insurance benefits on a self-insured basis with up to $0.3 million per individual per year with the maximum claim liability as of September 30, 2025 of $26.0 million. As a result, we record a self-insurance liability based on claims filed and an estimate of claims incurred but not yet reported. As of September 30, 2025 and December 31, 2024, we had a self-insurance liability balance of $2.4 million and $2.1 million, respectively, in the “Accrued compensation and benefits” line on our Condensed Consolidated Balance Sheets.

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

As of September 30, 2025, we have not recorded any material litigation-related accruals for loss contingencies associated with legal proceedings or matters or have determined that an unfavorable outcome is reasonably possible or estimable. Legal proceedings or other contingencies may be material to our results of operations, financial condition or cash flows, even if we ultimately prevail, and we may from time to time enter into settlements to resolve such litigation. Legal costs incurred in connection with the resolution of claims, lawsuits and other contingencies generally are expensed as incurred.

Legal Proceedings

On May 1, 2025, we became aware that the United States District Court for the District of Massachusetts unsealed a qui tam action, United States ex rel. Andrew Shea v. eHealth, Inc. et al, against numerous insurance carriers and insurance brokers, including eHealth, Inc. and its subsidiary, eHealthInsurance Services, Inc. The Relator’s lawsuit, originally filed under seal on November 2, 2021, was brought by a former eHealth marketing representative pursuant to the qui tam provision of the Federal False Claims Act. The Relator’s complaint alleges that eHealth, Inc. and eHealthInsurance Services, Inc., along with other insurance carriers and insurance brokers, violated the Federal False Claims Act through certain Medicare Advantage enrollment and marketing activities. The Relator’s complaint seeks, among other things, treble damages, civil penalties and costs. The Court’s May 1, 2025 order also unsealed the government’s notice of election to intervene in part in the qui tam action, as well as the government’s Complaint in Partial Intervention. The government’s Complaint brings similar claims under the Federal

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
False Claims Act against certain defendants named in the Relator’s complaint, including eHealth, Inc. and eHealthInsurance Services, Inc. On July 30, 2025, we jointly filed an unopposed motion to stay the Relator’s claims pending the earlier of the outcome of the government’s investigation or a ruling on the Company’s motion to dismiss. On August 15, 2025, the court granted the motion and stayed the Relator’s claims until January 21, 2026. On August 19, 2025, eHealth jointly filed two motions to dismiss all claims against eHealth, and the court set a hearing date of January 21, 2026. The government filed its oppositions to both motions on October 20, 2025.
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

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The results of our reportable segments are summarized for the periods presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Medicare:
Total revenue	$49,932	$53,221	$211,660	$194,857
Variable marketing and advertising	(16,930)	(22,512)	(64,483)	(71,030)
Medicare CC&E	(34,049)	(36,320)	(93,596)	(91,954)
Cost of revenue	(106)	(13)	158	(245)
Medicare segment gross profit (loss)	$(1,153)	$(5,624)	$53,739	$31,628

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Employer and Individual:
Total revenue	$3,937	$5,188	$16,110	$22,372
Variable marketing and advertising	(723)	(936)	(2,630)	(2,410)
E&I CC&E	(2,154)	(2,320)	(6,535)	(6,732)
Cost of revenue	(87)	(89)	(241)	(300)
E&I segment gross profit	$973	$1,843	$6,704	$12,930

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Consolidated:
Total revenue	$53,869	$58,409	$227,770	$217,229
Variable marketing and advertising	(17,653)	(23,448)	(67,113)	(73,440)
Segment CC&E	(36,203)	(38,640)	(100,131)	(98,686)
Cost of revenue	(193)	(102)	(83)	(545)
Total segment gross profit (loss)	$(180)	$(3,781)	$60,443	$44,558

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
A reconciliation of our segment gross profit (loss) to the Condensed Consolidated Statements of Comprehensive Loss for the periods presented is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Total segment gross profit (loss)	$(180)	$(3,781)	$60,443	$44,558
Other marketing and advertising (1)	(6,549)	(6,115)	(19,813)	(21,200)
Other CC&E (2)	(611)	(681)	(1,814)	(2,087)
Technology and content	(11,805)	(12,264)	(35,760)	(38,613)
General and administrative	(21,925)	(20,297)	(60,817)	(62,318)
Impairment, restructuring and other charges	(455)	(61)	(2,010)	(9,409)
Interest expense	(2,384)	(2,859)	(7,380)	(8,517)
Other income, net	978	1,699	3,894	6,425
Loss before income taxes	$(42,931)	$(44,359)	$(63,257)	$(91,161)
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

Geographic Information

Our long-lived assets primarily consist of property and equipment, net and internally developed software. Our long-lived assets are attributed to the geographic location in which they are located. Long-lived assets by geographical area are summarized as follows (in thousands):

	September 30, 2025	December 31, 2024
United States	$30,690	$26,033
China	365	299
Total	$31,055	$26,332

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Significant Customers

Substantially all revenue for the three and nine months ended September 30, 2025 and 2024 was generated from customers located in the United States. Carriers representing 10% or more of our total revenue are summarized as follows. The majority of the revenue was from the Medicare segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
UnitedHealthcare (1)	29%	19%	26%	17%
Humana	22%	29%	23%	28%
Aetna (1)	11%	17%	13%	20%
____________
(1)Percentages include the carriers’ subsidiaries.
Note 10 – Leases

Our lease portfolio primarily consists of operating leases for office space and our leases have remaining lease terms of less than 1 year to 4 years. Certain of these leases have free or escalating rent payment provisions. We recognize lease expense on a straight-line basis over the terms of the leases, although actual cash payment obligations under certain of these agreements fluctuate over the terms of the agreements. Most leases include options to renew, and the exercise of these options is at our discretion.

Subsequent to becoming a remote first workplace in the third quarter of 2022, we executed several subleases of our office space in the United States. The subleases run through the remaining term of the primary leases. As of September 30, 2025, we expect to generate a total of $11.0 million in future sublease income through January 31, 2030. Sublease income is recorded on a straight-line basis as a reduction of lease expense in our Condensed Consolidated Statements of Comprehensive Loss.

We test right-of-use assets when impairment indicators are present in accordance with the asset impairment provisions of ASC 360, Property, Plant and Equipment. As a result of becoming a remote first workplace, we have assessed our occupied leased office space to identify excess space to vacate and potentially sublease. We have also periodically reassessed current market conditions in our previously vacated leased office spaces that have not yet been subleased. In instances where we determined impairment indicators were present at that time of our reassessment, we tested our right-of-use assets, including leasehold improvements, for impairment. We utilized an income approach to value the asset groups by performing a discounted cash flow analysis and determined that for certain leases the net carrying values exceeded the estimated discounted future cash flows expected to be derived from the properties based on Level 3 inputs, including current sublease market rent, future sublease market conditions and the discount rate. During the three and nine months ended September 30, 2025, we recorded $0.5 million and $0.9 million, respectively, of impairment charges related to our operating lease right-of-use assets in the “Impairment, restructuring and other charges” line in our Condensed Consolidated Statements of Comprehensive Loss. There were no impairment charges related to our operating lease right-of-use assets and property, plant and equipment for the three months ended September 30, 2024. We recorded $7.4 million of impairment charges related to our operating lease right-of-use assets and property, plant and equipment in the “Impairment, restructuring and other charges” line in our Condensed Consolidated Statements of Comprehensive Loss for the nine months ended September 30, 2024. See Note 11 – Impairment, Restructuring and Other Charges for further discussion about our asset impairment charges.

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The components of operating lease costs for the three and nine months ended September 30, 2025 and 2024 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease expense	$1,304	$1,255	$3,720	$4,424
Operating sublease income	(689)	(646)	(2,067)	(1,860)
Total operating lease cost	$615	$609	$1,653	$2,564

Supplemental information related to our leases is as follows (dollars in thousands):

	Nine Months Ended September 30,
	2025	2024
Cash paid for amounts included in the measurement of operating lease liabilities	$6,836	$6,663

	September 30, 2025	December 31, 2024
Weighted-average remaining lease term (in years) of operating leases	3.3	3.9
Weighted-average discount rate used to recognize operating lease right-of-use-assets	5.7%	5.7%

As of September 30, 2025, maturities of our operating lease liabilities are as follows (in thousands):

Year ending December 31,
2025 (remainder)	$2,279
2026	8,372
2027	6,950
2028	4,998
2029	3,008
Thereafter	196
Total lease payments (1)	$25,803
Less imputed interest	(2,494)
Total	$23,309
____________
(1)Non-cancellable sublease proceeds for the remainder of 2025 and the years ending December 31, 2026, 2027, 2028, 2029 and thereafter of $0.7 million, $3.1 million, $3.2 million, $3.3 million, $1.4 million, and $0.1 million, respectively, are not included in the table above.

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 11 — Impairment, Restructuring and Other Charges

The following table details impairment, restructuring and other charges for each of the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Asset impairment charges	$455	$—	$868	$7,413
Restructuring and reorganization charges	—	61	1,142	1,996
Impairment, restructuring and other charges	$455	$61	$2,010	$9,409

Asset Impairments

During the three and nine months ended September 30, 2025 we recognized non-cash, pre-tax asset impairment charges of $0.5 million and $0.9 million, respectively, related to operating lease right-of-use asset impairments for certain vacated leased office spaces in the “Impairment, restructuring and other charges” line in our Condensed Consolidated Statements of Comprehensive Loss. Refer to Note 10 – Leases for additional information related to our lease impairment charges. We did not incur any asset impairment charges for the three months ended September 30, 2024. For the nine months ended September 30, 2024, we recognized non-cash, pre-tax asset impairment charges of $7.4 million, related to several of our leased office spaces in the “Impairment, restructuring and other charges” line in our Condensed Consolidated Statements of Comprehensive Loss. These charges included $6.9 million of operating lease right-of-use asset impairments and $0.5 million of property and equipment impairment for the nine months ended September 30, 2024. Refer to Note 10 – Leases for additional information related to our lease impairment charges.

Restructuring

Our restructuring and reorganization costs and liabilities consist primarily of severance, transition and other related costs. The following table summarizes the cash-based restructuring and reorganization related liabilities (in thousands):

Balance at December 31, 2024	$—
Restructuring and reorganization charges	1,142
Payments	(1,032)
Balance at September 30, 2025	$110

During the three months ended September 30, 2025, we incurred no pre-tax restructuring charges. During the nine months ended September 30, 2025, we recognized $1.1 million of pre-tax restructuring charges in the “Impairment, restructuring and other charges” line in our Condensed Consolidated Statements of Comprehensive Loss, primarily related to employee termination benefits as a result of macroeconomic changes and internal restructuring initiatives. Substantially all of the restructuring charges are expected to be settled in cash and no equity awards were modified. As of September 30, 2025, we had a $0.1 million restructuring accrual on our Condensed Consolidated Balance Sheet.

During the three and nine months ended September 30, 2024, we recognized $0.1 million and $2.0 million, respectively, of pre-tax restructuring charges in the “Impairment, restructuring and other charges” line in our Condensed Consolidated Statements of Comprehensive Loss, primarily related to employee termination benefits as a result of our cost-reduction efforts.

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 12 – Debt

On February 28, 2022, we entered into a term loan credit agreement, which provides for a $70.0 million secured term loan credit facility, with Blue Torch Finance LLC, as administrative agent and collateral agent, and other lenders party thereto (the “Original Credit Agreement”). On August 16, 2022, we entered into a first amendment (the “First Amendment”) to the Original Credit Agreement (as amended by the First Amendment, the “First Amended Credit Agreement”). The First Amendment replaced the LIBOR-based Adjusted Euro currency Rate (as defined in the Original Credit Agreement) with Adjusted Term SOFR (as defined in the First Amendment) as a reference rate for loans under the Original Credit Agreement. On November 1, 2024, we entered into a second amendment (the "Second Amendment") to the First Amended Credit Agreement (as amended by the First Amendment and the Second Amendment, the “Second Amended Credit Agreement”), which, among other things, (i) extended the maturity date of the Credit Agreement from February 2025 to February 2026, (ii) removed the “exit fee” contemplated by the First Amended Credit Agreement and replaced it with an “applicable premium” that is payable in the event of any voluntary or mandatory prepayment of the loan and (iii) reduced the margin applicable to SOFR loans and the margin applicable to base rate loans. On October 6, 2025, we entered into a third amendment (the “Third Amendment”) to the Second Amended Credit Agreement (as amended by the First Amendment, the Second Amendment and the Third Amendment, the “Credit Agreement”), which, among other things, extends the maturity date of the Credit Agreement from February 2026 to January 2027. The other material terms of the Second Amended Credit Agreement, including the outstanding principal amount of the term loan, remain unchanged. The proceeds of the loans under the Credit Agreement may be used for working capital and general corporate purposes and to pay fees and expenses incurred in connection with the Credit Agreement.

In accordance with ASC 470-50, Debt Modification and Extinguishments, the Second Amendment and Third Amendment were accounted for as a debt modification. We incurred no fees associated with the Third Amendment and incurred a $1.1 million extension fee associated with the Second Amendment during the quarter ended December 31, 2024, which has been recorded as a direct deduction from the face amount of the loan. Similar to the $5.1 million of closing costs incurred for the Original Credit Agreement, the extension fee under the Second Amendment is being amortized on a straight-line basis over the remaining term of the Credit Agreement in the “Interest expense” line in our Condensed Consolidated Statements of Comprehensive Loss. Additionally, we paid $1.3 million during the quarter ended December 31, 2024 in third-party costs as part of the Second Amendment. Total amortization of closing costs, or debt issuance costs, was $0.4 million and $1.0 million for the three and nine months ended September 30, 2025, respectively, and $0.5 million and $1.4 million for the three and nine months ended September 30, 2024, respectively, and is recorded in the “Interest expense” line in our Condensed Consolidated Statements of Comprehensive Loss. There were $0.6 million of unamortized issuance costs as of September 30, 2025. The carrying value of the term loan approximates the fair value, based on Level 2 inputs (observable market prices in less than active markets), as the interest rate is variable over the selected interest period and is similar to current rates at which we can borrow funds. The carrying value of the loan was $69.4 million as of September 30, 2025.

The loans under the Credit Agreement bear interest, at our option, at either a rate based on the Adjusted Term SOFR or a base rate, in each case plus a margin. The base rate is the highest of the prime rate, the federal funds rate plus 0.50% and three-month Adjusted Term SOFR plus 1.00%. The Second Amendment reduced the margin from 7.50% to 7.00% for Adjusted Term SOFR loans and from 6.50% to 6.00% for base rate loans, which remains unchanged subsequent to the Third Amendment. As of September 30, 2025, the interest rate was 11.46%. For the three and nine months ended September 30, 2025 we incurred interest expense of $2.0 million and $6.1 million, respectively. For the three and nine months ended September 30, 2024 we incurred interest expense of $2.3 million and $6.9 million, respectively.

Furthermore, as part of the Credit Agreement, we incur a $0.3 million fee per annum, payable annually. The outstanding obligations under the Credit Agreement are payable in full on the maturity date. The Credit Agreement matures in January 2027. We have the right to prepay the loans under the Credit Agreement in whole or in part at any time, subject, to an “applicable premium” that is payable in the event of any voluntary prepayment or certain mandatory prepayments of the loans under the Credit Agreement in an amount equal to 1.00% of the loans being

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
prepaid. Our obligations under the Credit Agreement are guaranteed by certain of our material domestic subsidiaries and substantially all of our assets and the assets of such guarantors, in each case, subject to customary exclusion.

Financial covenants in the Credit Agreement require that we maintain Liquidity (as defined in the Credit Agreement) at or above $25.0 million as of the last calendar day of any month. The Credit Agreement also requires that the outstanding amount as of the last calendar day of any month be less than 50% of our total contract assets - commissions receivable (i.e., both current and non-current commissions receivable). As of September 30, 2025, we were in compliance with our loan covenants.
Note 13 – Income Taxes

The following table summarizes our benefit from income taxes and our effective tax rates for the periods presented (in thousands, except effective tax rate):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Loss before income taxes	$(42,931)	$(44,359)	$(63,257)	$(91,161)
Benefit from income taxes	(11,240)	(1,886)	(16,118)	(3,736)
Effective tax rate	26.2%	4.3%	25.5%	4.1%

For the three and nine months ended September 30, 2025, we calculated our benefit from income taxes by applying an estimate of the annual effective tax rate to loss before income taxes for the reporting period. For the three and nine months ended September 30, 2024, we applied the actual effective tax rate, which reflects the actual taxes attributable to year-to-date losses, as allowed by ASC 740-270 “Income Taxes, Interim Reporting.” We determined that since minor changes in estimated income or loss for 2024 would result in significant changes in the estimated annual effective tax rate, the actual effective tax rate method would provide a more reliable estimate for the three and nine months ended September 30, 2024.

For the three and nine months ended September 30, 2025, we recorded a benefit from income taxes of $11.2 million and $16.1 million, respectively, representing an effective tax rate of 26.2% and 25.5%, respectively, which was higher than the statutory federal tax rate primarily due to state taxes, nondeductible stock-based compensation, lobbying expenses and discrete adjustments, partially offset by research and development credits. For the three and nine months ended September 30, 2024, we recognized a benefit from income taxes of $1.9 million and $3.7 million, respectively, representing an effective tax rate of 4.3% and 4.1%, respectively, which was lower than the statutory federal tax rate primarily due to changes in our valuation allowance on certain U.S. deferred tax assets, stock-based compensation adjustments and non-deductible lobbying expenses partially offset by research and development credits and state taxes.

Assessing the realizability of our deferred tax assets is dependent upon several factors, including the likelihood and amount, if any, of future taxable income in relevant jurisdictions during the periods in which those temporary differences become deductible. We forecast taxable income by considering available positive and negative evidence, including our history of operating income and losses and our financial plans and estimates that we use to manage the business. These assumptions require significant judgment about future taxable income. As a result, the amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change. We continue to recognize our deferred tax assets as of September 30, 2025, as we believe it is more likely than not that such deferred tax assets will be realized, with the exception of certain net operating losses and credits for which there is increased uncertainty regarding our future taxable income and a lack of other sources of taxable income, which have a valuation allowance.

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (“OBBBA”). The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. ASC 740, “Income Taxes”, requires the effects of changes in tax rates and laws to be recognized in the period in which the legislation is enacted, which is the date the legislation is signed into law. The OBBBA was enacted during the quarter ended September 30, 2025. and did not have a material impact on our financial statements.

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

During the second and third quarters of 2025, Medicare enrollment volume was lower compared to the same periods in 2024, which was consistent with our expectations. Our typical Medicare enrollment seasonality is heightened this year primarily as a result of the recent regulatory changes to enrollment rules for dual-eligible beneficiaries and those that receive Medicare Part D Low Income Subsidies (“LIS”). Beginning in 2025, the U.S. Centers for Medicare & Medicaid Services removed the special enrollment period that allowed dual-eligible and LIS beneficiaries to enroll in Medicare Advantage plans on a quarterly basis. As these regulatory changes limit eligibility to enroll in or between Medicare Advantage plans outside of the AEP for this large portion of Medicare beneficiaries, we experienced a decline in Medicare Advantage plan submissions during the second and third quarters of 2025. We successfully adjusted to this regulatory change by implementing a more flexible structure in our telesales organization, making it more agile and easier to flex advisor capacity up and down in alignment with anticipated enrollment volumes.

We expect to experience another dynamic AEP which will present an opportunity to drive strong consumer demand to our platform as beneficiaries face significant plan changes from Medicare Advantage insurance carriers. At the same time, we plan to focus on preserving our existing book of business through our continued retention efforts. During the third quarter of 2025, we largely completed our preparations for the 2026 AEP. We have achieved our benefit advisor hiring and training goals with a benefit advisor mix that is more tenured relative to last year and have continued to strengthen and expand our brand-driven marketing strategy, including integrating our brand message throughout our omni-channel platform. We have also integrated artificial intelligence (“AI”) across several components of our telephonic enrollment platform, enabling us to utilize AI in assisting beneficiaries during the AEP. Additionally, we are focusing on facilitating seamless transitions between our online and telephonic environments and have continued to expand our customer service and retention team to further improve the overall consumer experience.

Additionally, enrollment volume in our Employer and Individual (“E&I”) segment continued to decline during the third quarter of 2025 due to shifts in our marketing channel mix and market conditions. We have experienced a significant decline in volume from certain marketing platforms, such as organic search engine optimization, and have intentionally reduced marketing spend for the E&I segment as a result of declining eligibility and rising premiums in response to the One Big Beautiful Bill Act (“OBBBA”), which was signed into law on July 4, 2025. As part of our diversification efforts, we continue to focus on supporting growth and enhancements for Individual Coverage Health Reimbursement Arrangement (“ICHRA”) opportunities. ICHRA involves business-to-business arrangements that entail building a growth pipeline with brokers and employers, which is expected to result in a longer execution lead time compared to our traditional direct-to-consumer arrangements.

Executive Leadership Transition

On July 28, 2025, we announced the planned appointment of Derrick Duke as our next chief executive officer. Mr. Duke joined the Company on August 4, 2025 to begin the transition process prior to officially stepping into the chief executive officer role effective September 18, 2025. Fran Soistman served as chief executive officer until September 18, 2025 and remains with the Company as an executive advisor until December 31, 2025 to assist with the transition. Mr. Soistman also continues to serve as a member of the Company’s Board of Directors. On September 18, 2025, the Board of Directors approved the appointment of Mr. Duke as a member of the Board, effective immediately. This leadership change is part of the Company’s long-term succession planning and is intended to ensure continuity in strategic direction and operational execution.

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

The following table shows approved members by product for the periods presented:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2025	2024		2025	2024
Medicare
Medicare Advantage	28,645	40,141	(29)%	141,884	143,529	(1)%
Medicare Supplement	1,393	1,438	(3)%	5,688	9,574	(41)%
Medicare Part D	1,129	1,292	(13)%	5,149	6,335	(19)%
Total Medicare	31,167	42,871	(27)%	152,721	159,438	(4)%
Individual and Family	1,872	2,872	(35)%	9,751	13,540	(28)%
Ancillary	12,003	11,382	5%	41,288	36,410	13%
Small Business	1,228	1,141	8%	3,256	3,705	(12)%
Total Approved Members	46,270	58,266	(21)%	207,016	213,093	(3)%

Three Months Ended September 30, 2025 and 2024 – Total approved members declined 21% during the three months ended September 30, 2025 compared to the same period in 2024, driven by:

•a 27% decline in Medicare approved members, primarily resulting from:
◦a 29% decline in Medicare Advantage approved members due to a 29% decrease in Medicare Advantage broker of record submissions as a result of intentionally decreased variable marketing spend in response to the 2025 regulatory changes that reduced the special enrollment period options for dual-eligible beneficiaries, which previously represented a meaningful share of our second and third quarter Medicare Advantage enrollments;
◦a 3% decline in Medicare Supplement approved members primarily driven by an intentional decrease in variable marketing spend, partially offset by a 6% increase in Medicare Supplement broker of record submissions compared to the same period last year; and
◦a 13% decline in Medicare Part D approved members due to the continued shift away from standalone Medicare Part D plans.
•a 35% decline in individual and family plan approved members primarily due to a decline in volume from shifts in our marketing channel mix and current market conditions;
•a 5% increase in ancillary approved members primarily driven by targeted growth in hospital indemnity plans, partially offset by declines in short-term and dental plan approved members; and
•an 8% increase in small business health insurance approved members primarily due to an increase in average group size for existing plans.

Nine Months Ended September 30, 2025 and 2024 – Total approved members declined 3% during the nine months ended September 30, 2025 compared to the same period in 2024, driven by:

•a 4% decline in Medicare approved members, primarily as a result of:
◦a 1% decline in Medicare Advantage approved members due to a 5% decrease in Medicare Advantage broker of record submissions primarily due to decreased volume in the second and third quarters as the result of the 2025 regulations impacting dual-eligible enrollment rules, partially offset by increased consumer demand during the Medicare Advantage OEP in the first quarter of 2025 as well as improved online unassisted conversion rates year-over-year;
◦a 41% decline in Medicare Supplement approved members, primarily caused by the shift—beginning in the second quarter of 2024—of some Medicare Supplement broker of record arrangements to fee-based arrangements within our Amplify platform, which are not reflected as approved members; and
◦a 19% decline in Medicare Part D approved members due to the continued shift away from standalone Medicare Part D plans.

•a 28% and 12% decline in individual and family plan and small business health insurance plan approved members, respectively, primarily due to a decline in volume from shifts in our marketing channel mix and current market conditions; and
•a 13% increase in ancillary approved members primarily due to a targeted increase in hospital indemnity plan members and an increase in vision plan approved members, partially offset by declines in short-term and dental plan approved members.

Estimated Constrained Lifetime Value of Commissions Per Approved Member

The following table shows our estimated constrained LTV of commissions per approved member by product for the periods presented:

	Three Months Ended September 30,		% Change
	2025	2024
Medicare (1) (2)
Medicare Advantage	$975	$990	(2)%
Medicare Supplement	1,467	1,105	33%
Medicare Part D	168	222	(24)%
Individual and Family (1)
Non-Qualified Health Plans	300	314	(4)%
Qualified Health Plans	268	311	(14)%
Ancillary (1)
Short-term	110	144	(24)%
Dental	125	118	6%
Vision	78	78	—%
Small Business (1)	254	249	2%
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

(2)The constraints applied to the total estimated lifetime value of commissions we expect to receive for selling the plan after the carrier approves an application in order to derive the constrained LTV of commissions for approved members recognized for Medicare Advantage, Medicare Supplement and Medicare Part D were 5.5%, 4% and 7%, respectively, for the three months ended September 30, 2025 and 5.5%, 9% and 7%, respectively, for the three months ended September 30, 2024.

Three Months Ended September 30, 2025 and 2024 – The changes in constrained LTV of commissions per approved member primarily consisted of:

•a 2% decrease in Medicare Advantage plans, primarily due to a decline in the ratio of approved members who became paying members, partially offset by favorable carrier and contract mix;
•a 33% increase in Medicare Supplement plans, primarily due to favorable carrier and contract mix, favorable retention assumptions for the third quarter 2025 cohorts compared to the third quarter 2024 cohorts and a decrease in the constraint from 9% to 4% due to observed LTV trends;
•a 24% decrease in Medicare Part D plans, primarily driven by unfavorable carrier and contract mix;

•a 4% decrease in non-qualified health plans, primarily due to unfavorable retention trends for the third quarter 2025 cohorts compared to the third quarter 2024 cohorts;
•a 14% decrease in qualified health plans, primarily due to an increase in the constraint from 4% to 10% due to observed unfavorable retention trends as well as unfavorable carrier and contract mix;
•a 24% decrease in short-term plans, primarily driven by unfavorable retention assumptions year-over-year as a result of the regulatory change that decreased term limits for short-term health plans;
•a 6% increase in dental plans due to favorable retention assumptions for third quarter 2025 cohorts compared to the third quarter 2024 cohorts; and
•a 2% increase in small business plans due to favorable carrier and contract mix.

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

The following table shows estimated membership by product as of the dates presented below:

	As of September 30,		% Change
	2025	2024
Medicare (1)
Medicare Advantage	579,914	583,970	(1)%
Medicare Supplement	90,596	95,153	(5)%
Medicare Part D	174,970	194,303	(10)%
Total Medicare	845,480	873,426	(3)%

Individual and Family (1)	62,678	75,871	(17)%
Ancillary (1)	173,835	168,953	3%
Small Business (2)	36,528	41,172	(11)%
Total Estimated Membership	1,118,521	1,159,422	(4)%
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

September 30, 2025 compared to September 30, 2024 – Total estimated membership declined 4% as of September 30, 2025 compared to September 30, 2024 due to:

•a 3% decline year-over-year in Medicare estimated membership, primarily due to a decrease in approved applications for all Medicare products, and
•a 17% and 11% decline year-over-year in individual and family plan and small business plan estimated membership, respectively, primarily due to a decrease in approved applications and unfavorable retention trends in individual and family plans.

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

The following table shows the CC&E cost per approved member and the variable marketing cost per approved member for the periods presented:

	Three Months Ended September 30,		% Change
	2025	2024
Medicare
CC&E cost per MA-equivalent approved member (1)	$930	$719	29%
Variable marketing cost per MA-equivalent approved member (1)	559	537	4%
Total acquisition cost per MA-equivalent approved member	$1,489	$1,256	19%
Individual and Family Plan
CC&E cost per IFP-equivalent approved member (2)	$433	$359	21%
Variable marketing cost per IFP-equivalent approved member (2)	104	118	(12)%
Total acquisition cost per IFP-equivalent approved member	$537	$477	13%
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

Medicare

Three Months Ended September 30, 2025 and 2024 – Total acquisition cost per MA-equivalent approved member increased $233, or 19%, during the three months ended September 30, 2025 compared to the same period in 2024, driven by:

•a $211, or 29%, increase in CC&E cost per MA-equivalent approved member primarily due to:
◦the decline in the number of Medicare Advantage approved members driven by the dual-eligible regulations that became effective in 2025;
◦slightly offset by lower overall personnel and compensation costs, including cost savings as a result of our more flexible telesales organization structure which allows us to adjust capacity more efficiently to match the Medicare business seasonality.
•a $22, or 4%, increase in variable marketing cost per MA-equivalent approved member primarily due to:
◦the decline in the number of Medicare Advantage approved members driven by the dual-eligible regulations that became effective in 2025;
◦partially offset by an intentional reduction in spend during a lower volume quarter as a result of the dual-eligible regulations that became effective in 2025, a more favorable marketing channel mix and continued marketing efficiencies as our brand continues to scale, enabling enhanced lead quality, and improved conversion rates in our online unassisted channel.

Individual and Family

Three Months Ended September 30, 2025 and 2024 – Total acquisition cost per IFP-equivalent approved member increased $60, or 13%, during the three months ended September 30, 2025 compared to the same period in 2024, driven by:

•a $74, or 21%, increase in CC&E cost per IFP-equivalent approved member due to the overall decline in individual and family plan and short-term plan approved members; and
•a $14, or 12%, decrease in variable marketing cost per IFP-equivalent approved member, primarily driven by lower variable marketing spend year-over-year.

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

Results of Operations

The following table sets forth our operating results and related percentage of total revenue for the periods presented (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
Revenue
Commission	$47,223	88%	$48,222	83%	$200,900	88%	$185,996	86%
Other	6,646	12%	10,187	17%	26,870	12%	31,233	14%
Total revenue	53,869	100%	58,409	100%	227,770	100%	217,229	100%
Operating costs and expenses (1)
Marketing and advertising	24,395	45%	29,665	51%	87,009	38%	95,185	44%
Customer care and enrollment	36,814	68%	39,321	67%	101,945	45%	100,773	46%
Technology and content	11,805	22%	12,264	21%	35,760	16%	38,613	18%
General and administrative	21,925	41%	20,297	35%	60,817	27%	62,318	29%
Impairment, restructuring and other charges	455	1%	61	—%	2,010	1%	9,409	4%
Total operating costs and expenses	95,394	177%	101,608	174%	287,541	126%	306,298	141%
Loss from operations	(41,525)	(77)%	(43,199)	(74)%	(59,771)	(26)%	(89,069)	(41)%
Interest expense	(2,384)	(4)%	(2,859)	(5)%	(7,380)	(3)%	(8,517)	(4)%
Other income, net	978	2%	1,699	3%	3,894	2%	6,425	3%
Loss before income taxes	(42,931)	(80)%	(44,359)	(76)%	(63,257)	(28)%	(91,161)	(42)%
Benefit from income taxes	(11,240)	(21)%	(1,886)	(3)%	(16,118)	(7)%	(3,736)	(2)%
Net loss	$(31,691)	(59)%	$(42,473)	(73)%	$(47,139)	(21)%	$(87,425)	(40)%
____________
(1)Operating costs and expenses include the following amounts of stock-based compensation expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Marketing and advertising	$609	$437	$1,691	$1,792
Customer care and enrollment	339	452	935	1,487
Technology and content	666	845	2,034	2,598
General and administrative	2,308	2,745	6,927	9,248
Total stock-based compensation expense	$3,922	$4,479	$11,587	$15,125

Revenue

Our commission revenue, other revenue and total revenue are summarized as follows (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	$	%	2025	2024	$	%
Commission	$47,223	$48,222	$(999)	(2)%	$200,900	$185,996	$14,904	8%
% of total revenue	88%	83%			88%	86%
Other	6,646	10,187	(3,541)	(35)%	26,870	31,233	(4,363)	(14)%
% of total revenue	12%	17%			12%	14%
Total revenue	$53,869	$58,409	$(4,540)	(8)%	$227,770	$217,229	$10,541	5%

Three Months Ended September 30, 2025 and 2024 – Commission revenue decreased $1.0 million, or 2%, during the three months ended September 30, 2025 compared to the same period in 2024 due to:

•a $1.1 million, or 22%, decrease in our E&I segment commission revenue driven by:
◦lower constrained LTV of commissions per approved member for qualified health plans, non-qualified health plans and short-term health plans, slightly offset by higher constrained LTV of commissions per approved member for dental and small business plans; and
◦a 35% decline in individual and family plan approved members, partially offset by a 5% and 8% increase in ancillary and small business insurance plan approved members, respectively.
•a $0.1 million increase in our Medicare segment commission revenue driven by:
◦higher net adjustment revenue from prior periods enrollments, which was $12.1 million during the three months ended September 30, 2025 compared to $1.1 million during the same period in 2024; and
◦improved constrained LTV of commissions per approved member for Medicare Supplement plans;
◦partially offset by an overall 27% decrease in Medicare plan approved members, as well as a decrease in constrained LTV of commissions per approved member for Medicare Advantage and Medicare Part D prescription plan approved members.

Other revenue decreased $3.5 million, or 35%, during the three months ended September 30, 2025 compared to the same period in 2024 primarily due to a $2.7 million decrease in sponsorship and advertising revenue.

Nine Months Ended September 30, 2025 and 2024 – Commission revenue increased $14.9 million, or 8%, during the nine months ended September 30, 2025 compared to the same period in 2024 due to:

•a $20.6 million, or 13%, increase in our Medicare segment commission revenue driven by:
◦higher net adjustment revenue from prior periods, which was $39.1 million during the nine months ended September 30, 2025 compared to $12.8 million during the same period in 2024; and
◦improved constrained LTV of commissions per approved member for Medicare Supplement plans;
◦partially offset by an overall 4% decrease in Medicare plan approved members, specifically driven by 41% decline in Medicare Supplement plan approved members.
•a $5.7 million, or 27%, decrease in our E&I segment commission revenue driven by:
◦a 28% and 12% decline in individual and family plan and small business plan approved members, respectively;
◦lower constrained LTV of commissions per approved member for qualified health plans, non-qualified health plans and short-term health plans; and
◦lower net adjustment revenue from prior periods enrollments, which was $1.3 million during the nine months ended September 30, 2025 compared to $2.4 million in the same period in 2024;
◦partially offset by an increase in ancillary approved members and higher constrained LTV of commissions per approved member for dental and small business plans.

Other revenue decreased $4.4 million, or 14%, during the nine months ended September 30, 2025 compared to the same period in 2024 due to a $7.4 million decrease in sponsorship and advertising revenue, partially offset by a $3.4 million increase in fee-based revenue driven by the expansion of our fee-based business process outsourcing services (“BPO”) arrangements.

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

Our marketing and advertising expenses are summarized as follows (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	$	%	2025	2024	$	%
Marketing and advertising	$24,395	$29,665	$(5,270)	(18)%	$87,009	$95,185	$(8,176)	(9)%
% of total revenue	45%	51%			38%	44%

Three Months Ended September 30, 2025 and 2024 – Marketing and advertising expenses decreased $5.3 million, or 18%, during the three months ended September 30, 2025 compared to the same period in 2024, primarily driven by a $5.8 million decrease in variable advertising costs, partly offset by an increase of $0.4 million in personnel and compensation costs. The decrease in variable advertising costs was primarily due to an intentional decrease in affiliate partner channel spend due to the dual-eligible regulations that became effective in 2025, which contributed to decreased Medicare Advantage submissions.

Nine Months Ended September 30, 2025 and 2024 – Marketing and advertising expenses decreased $8.2 million, or 9%, during the nine months ended September 30, 2025 compared to the same period in 2024, driven by a $6.3 million decrease in variable advertising costs, a $0.8 million decrease in fixed marketing costs, a $0.7 million decrease in operating costs due to lower consulting and software expenses and a $0.5 million decrease in cost of revenue. The decrease in variable advertising costs was primarily due to decreased spend in our affiliate partner channels partially offset by increased investment in direct marketing channels.

Customer Care and Enrollment

Customer care and enrollment expenses primarily consist of compensation, benefits and licensing costs for personnel engaged in assistance to applicants who call our advisor enrollment center and for benefit advisors who assist applicants during the enrollment process.

Our customer care and enrollment expenses are summarized as follows (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	$	%	2025	2024	$	%
Customer care and enrollment	$36,814	$39,321	$(2,507)	(6)%	$101,945	$100,773	$1,172	1%
% of total revenue	68%	67%			45%	46%

Three Months Ended September 30, 2025 and 2024 – Customer care and enrollment expenses decreased $2.5 million, or 6%, during the three months ended September 30, 2025 compared to the same period in 2024, primarily due to a $3.3 million decrease in personnel and compensation costs, partly offset by a $1.0 million increase in other operating expenses due to higher consulting costs. The decline in personnel and compensation costs was due to the implementation of a more flexible structure in our telesales organization to adjust for anticipated enrollment volumes, partially offset by costs associated with a more tenured benefit advisor group and an increased number of retention advisors ahead of the 2026 AEP.

Nine Months Ended September 30, 2025 and 2024 – Customer care and enrollment expenses increased $1.2 million, or 1%, during the nine months ended September 30, 2025 compared to the same period in 2024, primarily due to a $1.7 million increase in personnel and compensation costs partly offset by a $0.6 million decrease in stock based compensation expense. The higher personnel and compensation costs were associated with a higher number of screeners, licensed benefit advisors and retention advisors to support the increased consumer demand during the first quarter of 2025 Medicare Advantage OEP and in preparation for the 2026 AEP, partially offset by the implementation of a more flexible structure in our telesales organization to adjust for anticipated enrollment volumes as needed.

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

Our technology and content expenses are summarized as follows (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	$	%	2025	2024	$	%
Technology and content	$11,805	$12,264	$(459)	(4)%	$35,760	$38,613	$(2,853)	(7)%
% of total revenue	22%	21%			16%	18%

Three Months Ended September 30, 2025 and 2024 – Technology and content expenses decreased $0.5 million, or 4%, during the three months ended September 30, 2025 compared to the same period in 2024, primarily driven by a $0.7 million decrease in amortization of internally developed software.

Nine Months Ended September 30, 2025 and 2024 – Technology and content expenses decreased $2.9 million, or 7%, during the nine months ended September 30, 2025 compared to the same period in 2024, primarily driven by a $1.9 million decrease in amortization of internally developed software, a $1.6 million decrease in personnel and compensation costs and a $0.6 million decrease in stock-based compensation expense, partially offset by an increase of $1.2 million in other operating costs, particularly consulting expenses.

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

Our general and administrative expenses are summarized as follows (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	$	%	2025	2024	$	%
General and administrative	$21,925	$20,297	$1,628	8%	$60,817	$62,318	$(1,501)	(2)%
% of total revenue	41%	35%			27%	29%

Three Months Ended September 30, 2025 and 2024 – General and administrative expenses increased $1.6 million, or 8%, during the three months ended September 30, 2025 compared to the same period in 2024, primarily driven by a $1.9 million increase in personnel and compensation costs and a $0.7 million increase in professional fees, partly offset by a $0.4 million decrease in stock based compensation expense and a $0.4 million decrease in other expenses.

Nine Months Ended September 30, 2025 and 2024 – General and administrative expenses decreased $1.5 million, or 2%, during the nine months ended September 30, 2025 compared to the same period in 2024, primarily driven by a $2.3 million decrease in stock based compensation expense, a $0.9 million decrease in facilities and other operating expenses, a $0.6 million decrease in professional fees and a $0.5 million decrease in other expenses, partly offset by an increase of $3.0 million in personnel and compensation costs.

Impairment, Restructuring and Other Charges

Our impairment, restructuring and other charges consist primarily of severance, transition and other related costs and impairment charges. Our impairment, restructuring and other charges are summarized as follows (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	$	%	2025	2024	$	%
Impairment, restructuring and other charges	$455	$61	$394	646%	$2,010	$9,409	$(7,399)	(79)%
% of total revenue	1%	—%			1%	4%

Three Months Ended September 30, 2025 and 2024 – We incurred $0.5 million in impairment, restructuring and other charges for the three months ended September 30, 2025 compared to $0.1 million for the same period in 2024. The charges in 2025 consisted of $0.5 million of pre-tax operating lease right-of-use asset impairment charges related to certain vacated leased office spaces. The charges in 2024 consisted of $0.1 million of restructuring charges which were primarily related to employee termination benefits as a result of continued cost reduction efforts since the beginning of 2024.

Nine Months Ended September 30, 2025 and 2024 – We incurred $2.0 million impairment, restructuring and other charges for the nine months ended September 30, 2025 compared to $9.4 million for the same period in 2024. The charges in 2025 consisted of $0.9 million of impairment charges related to our operating lease right-of-use assets. We also incurred $1.1 million of restructuring charges which were primarily related to employee termination benefits as a result of macroeconomic changes and internal restructuring initiatives. The charges in 2024 consisted of $7.4 million of impairment related to several of our leased office spaces, specifically consisting of $6.9 million of operating lease right-of-use asset impairments and $0.5 million of property and equipment impairments. We also incurred $2.0 million of restructuring charges which were primarily related to employee termination benefits as a result of cost-reduction efforts during the first quarter of 2024.

Interest Expense

Interest expense primarily consists of interest expense and amortization of debt issuance costs related to our Credit Agreement. See Note 12 – Debt in our Notes to Condensed Consolidated Financial Statements for additional information. Our interest expense is summarized as follows (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	$	%	2025	2024	$	%
Interest expense	$(2,384)	$(2,859)	$475	17%	$(7,380)	$(8,517)	$1,137	13%
% of total revenue	(4)%	(5)%			(3)%	(4)%

Three Months Ended September 30, 2025 and 2024 – Interest expense decreased by $0.5 million, or 17%, during the three months ended September 30, 2025 compared to the same period in 2024, primarily driven by a $0.3 million decrease in debt interest expense as a result of lower interest rates.

Nine Months Ended September 30, 2025 and 2024 – Interest expense decreased by $1.1 million, or 13%, during the nine months ended September 30, 2025 compared to the same period in 2024, primarily driven by a $0.8 million decrease in debt interest expense as a result of lower interest rates.

Other Income, Net

Other income, net, primarily consisted of interest income and margin earned on commissions received from Medicare plan members transferred to us in 2010 through 2012 by a broker partner.

Our other income, net, is summarized as follows (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	$	%	2025	2024	$	%
Other income, net	$978	$1,699	$(721)	(42)%	$3,894	$6,425	$(2,531)	(39)%
% of total revenue	2%	3%			2%	3%

Three Months Ended September 30, 2025 and 2024 – Other income, net, was $1.0 million during the three months ended September 30, 2025, compared to other income, net, of $1.7 million during the three months ended September 30, 2024. The change was primarily due to a $0.8 million decrease in interest income as a result of less favorable short-term investment returns and a decline in average short-term investment balances during the three months ended September 30, 2025.

Nine Months Ended September 30, 2025 and 2024 – Other income, net, was $3.9 million during the nine months ended September 30, 2025, compared to $6.4 million during the nine months ended September 30, 2024. The change was primarily due to a $2.5 million decrease in interest income as a result of less favorable short-term investment returns and a decline in average short-term investment balances during the nine months ended September 30, 2025.

Benefit from Income Taxes

Our benefit from income taxes is summarized as follows (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	$	%	2025	2024	$	%
Benefit from income taxes	$(11,240)	$(1,886)	$(9,354)	496%	$(16,118)	$(3,736)	$(12,382)	331%
Effective tax rate	26.2%	4.3%			25.5%	4.1%

Three Months Ended September 30, 2025 and 2024 – Our effective tax rate of 26.2% for the three months ended September 30, 2025 was higher than our 4.3% effective tax rate for the three months ended September 30, 2024 primarily due to a change from using the actual effective tax rate method to calculate our provision for income taxes for the period ended September 30, 2024 to using an annualized effective tax rate method for the period ended September 30, 2025 along with changes in valuation allowance during the period ended September 30, 2024. Our effective tax rate for the three months ended September 30, 2025 was higher than the statutory federal tax rate primarily due to state taxes, nondeductible stock-based compensation, lobbying expenses and discrete adjustments, partially offset by research and development credits.

Nine Months Ended September 30, 2025 and 2024 – Our effective tax rate of 25.5% for the nine months ended September 30, 2025 was higher than our 4.1% effective tax rate for the nine months ended September 30, 2024 primarily due to a change from using the actual effective tax rate method to calculate our provision for income taxes for the period ended September 30, 2024 to using an annualized effective tax rate method for the period ended September 30, 2025 along with changes in valuation allowance during the period ended September 30, 2024. Our effective tax rate for the nine months ended September 30, 2025 was higher than the statutory federal tax rate primarily due to state taxes, nondeductible stock-based compensation, lobbying expenses and discrete adjustments, partially offset by research and development credits.

On July 4, 2025, President Trump signed into law the OBBBA. The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. ASC 740, “Income Taxes”, requires the effects of changes in tax rates and laws to be recognized in the period in which the legislation is enacted, which is the date the legislation is signed into law. The OBBBA was enacted during the quarter ended September 30, 2025 and did not have a material impact on our financial statements.

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

Our operating segment revenue and segment gross profit (loss) are summarized as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	% Change	2025	2024	% Change
Medicare:
Total revenue	$49,932	$53,221	(6)%	$211,660	$194,857	9%
Variable marketing and advertising	(16,930)	(22,512)	25%	(64,483)	(71,030)	9%
Medicare CC&E	(34,049)	(36,320)	6%	(93,596)	(91,954)	(2)%
Cost of revenue	(106)	(13)	*	158	(245)	164%
Medicare segment gross profit (loss)	$(1,153)	$(5,624)	79%	$53,739	$31,628	70%

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	% Change	2025	2024	% Change
Employer and Individual:
Total revenue	$3,937	$5,188	(24)%	$16,110	$22,372	(28)%
Variable marketing and advertising	(723)	(936)	23%	(2,630)	(2,410)	(9)%
E&I CC&E	(2,154)	(2,320)	7%	(6,535)	(6,732)	3%
Cost of revenue	(87)	(89)	2%	(241)	(300)	20%
E&I segment gross profit	$973	$1,843	(47)%	$6,704	$12,930	(48)%
__________
* Percentage calculated is not meaningful.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	% Change	2025	2024	% Change
Consolidated:
Total revenue	$53,869	$58,409	(8)%	$227,770	$217,229	5%
Variable marketing and advertising	(17,653)	(23,448)	25%	(67,113)	(73,440)	9%
Segment CC&E	(36,203)	(38,640)	6%	(100,131)	(98,686)	(1)%
Cost of revenue	(193)	(102)	(89)%	(83)	(545)	85%
Total segment gross profit (loss)	$(180)	$(3,781)	95%	$60,443	$44,558	36%

A reconciliation of our segment gross profit (loss) to the Condensed Consolidated Statements of Comprehensive Loss for the periods presented is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Total segment gross profit (loss)	$(180)	$(3,781)	$60,443	$44,558
Other marketing and advertising (1)	(6,549)	(6,115)	(19,813)	(21,200)
Other CC&E (2)	(611)	(681)	(1,814)	(2,087)
Technology and content	(11,805)	(12,264)	(35,760)	(38,613)
General and administrative	(21,925)	(20,297)	(60,817)	(62,318)
Impairment, restructuring and other charges	(455)	(61)	(2,010)	(9,409)
Interest expense	(2,384)	(2,859)	(7,380)	(8,517)
Other income, net	978	1,699	3,894	6,425
Loss before income taxes	$(42,931)	$(44,359)	$(63,257)	$(91,161)
__________
(1)Other marketing and advertising costs consist of fixed marketing and advertising, previously capitalized labor, depreciation and share-based compensation costs.
(2)Other CC&E costs consist of previously capitalized labor, depreciation and share-based compensation costs.

Medicare Segment

Three Months Ended September 30, 2025 and 2024 – Revenue from our Medicare segment decreased $3.3 million, or 6%, during the three months ended September 30, 2025 compared to the same period in 2024, primarily driven by:
•a $3.4 million decrease in Medicare segment other revenue primarily driven by a $2.6 million decline in sponsorship and advertising revenue;
•partially offset by a $0.1 million increase in Medicare segment commission revenue primarily due to:
◦higher net adjustment revenue from prior periods enrollments, which was $12.1 million during the three months ended September 30, 2025 compared to $1.1 million during the same period in 2024; and
◦improved constrained LTV of commissions per approved member for Medicare Supplement plans;
◦partially offset by a decrease in approved members across all Medicare products and a decrease in constrained LTV of commissions per approved member for Medicare Advantage and Medicare Part D prescription plans.

Our Medicare segment gross loss was $1.2 million for the three months ended September 30, 2025, an improvement of $4.5 million, or 79%, compared to the same period in 2024 primarily driven by:
•a $5.6 million and $2.3 million decrease in variable marketing and advertising and segment CC&E expenses, respectively, primarily due to targeted cost reduction efforts as a result of the dual-eligible regulations that became effective in 2025;
•partially offset by a $3.3 million decrease in Medicare segment revenue.

Nine Months Ended September 30, 2025 and 2024 – Revenue from our Medicare segment increased $16.8 million, or 9%, during the nine months ended September 30, 2025 compared to the same period in 2024, primarily driven by:
•a $20.6 million increase in Medicare segment commission revenue primarily due to:
◦higher net adjustment revenue, which was $39.1 million for the nine months ended September 30, 2025 compared to $12.8 million during the same period in 2024, and
◦improved constrained LTV of commissions per approved member for Medicare Supplement plans;
◦partially offset by an overall 4% decrease in Medicare plan approved members and a decline in constrained LTV of commissions per approved member for Medicare Advantage and Medicare Part D prescription plans.
•a $3.8 million decrease in Medicare segment other revenue driven by a $7.4 million decrease in sponsorship and advertising revenue, partly offset by a $3.4 million increase in fee-based revenue due to growth in BPO arrangements.

Our Medicare segment gross profit was $53.7 million for the nine months ended September 30, 2025, an increase of $22.1 million, or 70%, compared to the same period in 2024 primarily driven by:
•a $16.8 million increase in Medicare segment revenue; and
•a $6.5 million decrease in variable marketing and advertising expenses;
•partially offset by an increase of $1.6 million in segment CC&E expenses primarily due to
◦the continued execution of our initiatives to attract and retain beneficiaries which resulted in a larger number of screeners and licensed benefit and retention advisors to support the consumer demand during the first quarter of 2025 Medicare Advantage OEP; and
◦an increased number of licensed benefit and retention advisors in preparation for the 2026 AEP;
◦partially offset by cost reduction efforts supported by our more flexible telesales organization structure during the second and third quarters of 2025.

Employer and Individual Segment

Three Months Ended September 30, 2025 and 2024 – Revenue from our E&I segment decreased $1.3 million, or 24%, during the three months ended September 30, 2025 compared to the same period in 2024, primarily driven by a $1.1 million decrease in commission revenue due to a 35% decline in individual and family plan approved members compared to the same period in 2024.

Our E&I segment gross profit was $1.0 million for the three months ended September 30, 2025, a decrease of $0.9 million, compared to the same period in 2024 primarily driven by:
•a $1.3 million decrease in E&I segment revenue;
•partially offset by a $0.2 million decrease in variable marketing expense and a $0.2 million decrease in segment CC&E expense.

Nine Months Ended September 30, 2025 and 2024 – Revenue from our E&I segment decreased $6.3 million, or 28%, during the nine months ended September 30, 2025 compared to the same period in 2024, primarily driven by a $5.7 million decrease in commission revenue as a result of:
•lower constrained LTV of commissions per approved member for qualified health plans, non-qualified health plans and short-term health plans, partially offset by higher constrained LTV of commissions per approved member for dental and small business plans.
•a 28% and 12% decline in individual and family plan and small business plan approved members, respectively, compared to the same period in 2024, partially offset by a 13% increase in ancillary plan approved members; and
•lower net adjustment revenue year-over-year, which was $1.3 million for the nine months ended September 30, 2025 compared to $2.4 million in nine months ended September 30, 2024.

Our E&I segment gross profit was $6.7 million for the nine months ended September 30, 2025, a decrease of $6.2 million, or 48%, compared to the same period in 2024 primarily driven by a $6.3 million decrease in E&I segment revenue.

Liquidity and Capital Resources

As of September 30, 2025, we had cash, cash equivalents and short-term marketable securities of $75.3 million. During the nine months ended September 30, 2025, we generated operating cash flow of $10.6 million as summarized below. We have historically financed our operations primarily through cash generated from our operations, equity issuances and debt financing. Our principal uses of cash in recent periods have been funding working capital, purchases of short-term investments, the satisfaction of tax withholding obligations in connection with the settlement of restricted stock units, making payments on our operating lease obligations and service and licensing obligations, and complying with our debt servicing requirements and preferred stock dividend payment obligations.

Cash and Cash Equivalents

Our cash, cash equivalents and short-term marketable securities are summarized as follows (in thousands):

	September 30, 2025	December 31, 2024
Cash and cash equivalents	$63,089	$39,197
Short-term marketable securities	12,212	43,043
Total cash, cash equivalents and short-term marketable securities	$75,301	$82,240

Cash equivalents, which are comprised of financial instruments with an original maturity of 90 days or less from the date of purchase, primarily consist of money market funds, commercial paper and government securities. We also maintained $3.1 million in restricted cash as of September 30, 2025 and December 31, 2024.

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

Short-term obligations were $8.8 million for leases and $12.7 million for service and licensing as of September 30, 2025. Long-term obligations were $17.0 million for leases and $2.4 million for service and licensing as of September 30, 2025. We expect to fund these obligations through our existing cash and cash equivalents and cash generated from operations.

Convertible Preferred Stock

Pursuant to an investment agreement dated February 17, 2021 with Echelon Health SPV, LP (“H.I.G.”) (the “H.I.G. Investment Agreement”), we issued and sold 2,250,000 shares of Series A convertible preferred stock (“Series A Preferred Stock”) at an aggregate purchase price of $225.0 million to H.I.G. in a private placement and received $214.0 million net proceeds on April 30, 2021. During the second quarter of 2025, we made a cash dividend payment of $2.9 million. As of September 30, 2025, we have accrued $1.5 million for cash dividends. The H.I.G. Investment Agreement also provides certain redemption rights on or after April 2027. In addition, the Company is required to maintain an Asset Coverage Ratio (as defined in the H.I.G. Investment Agreement) of at least 2.5x (the “Minimum Asset Coverage Ratio”) and a Minimum Liquidity Amount (as defined in the H.I.G. Investment Agreement). Failure to maintain the Minimum Asset Coverage Ratio or the Minimum Liquidity Amount as of the date or the time period required by the H.I.G. Investment Agreement, for as long as H.I.G. continues to own at least 30% of the Series A Preferred Stock originally issued to it in the private placement, entitles H.I.G., subject to the conditions and restrictions specified therein, to additional rights including the right to nominate one additional member to the Company’s Board of Directors, the right to approve the Company’s annual budget, the right to approve hiring or termination of certain key executives and the right to approve the incurrence of certain indebtedness. See Note 6 — Convertible Preferred Stock in our Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for more information.

As of September 30, 2023, we failed to maintain the Minimum Asset Coverage Ratio, which entitles H.I.G. to the additional rights set forth above. On March 13, 2024, the Nominating and Corporate Governance Committee of our Board of Directors approved the appointment of a board observer designated by H.I.G. As of November 30, 2024, we were no longer in compliance with the Minimum Liquidity Amount. The non-compliance with the Minimum Asset Coverage Ratio or the Minimum Liquidity Amount does not entitle H.I.G. to accelerate the redemption of the Series A Preferred Stock nor is it expected to materially impact our ability to generate and obtain adequate amounts of cash to meet our short-term or long-term requirements. On September 17, 2025, Aaron Tolson who was previously nominated by H.I.G. to serve on our Board of Directors resigned. Following Mr. Tolson’s resignation, H.I.G. nominated Todd Arden to our Board of Directors and nominated Mr. Tolson to replace the existing board observer.

Term Loan Credit Agreement

On February 28, 2022, we entered into a term loan credit agreement providing for a $70.0 million secured term loan credit facility with Blue Torch Finance LLC, as administrative agent and collateral agent, and other lenders party thereto (the “Original Credit Agreement), which agreement was subsequently amended on August 16, 2022 (the “First Amendment”) to update our borrowing benchmark from LIBOR to SOFR (as amended by the First Amendment, the “First Amended Credit Agreement”). On November 1, 2024, we entered into a second amendment (the "Second Amendment") to the First Amended Credit Agreement (as amended by the Second Amendment, the “Second Amended Credit Agreement”) which extended the maturity date of the Second Amended Credit Agreement from February 2025 to February 2026 and, among other things, reduced the overall interest rate of the term loan beginning on the effective date of the Second Amendment. On October 6, 2025, we entered into a third amendment (the "Third Amendment") to the Second Amended Credit Agreement (as amended by the First Amendment, the Second Amendment and the Third Amendment, the “Credit Agreement”), which, among other things, extended the maturity date of the Credit Agreement from February 2026 to January 2027. The other material terms of the Second Amended Credit Agreement, including the outstanding principal amount of the term loan, remain unchanged. The outstanding obligations under the Credit Agreement are payable in full on the maturity date.

As part of the Credit Agreement, we incur a $0.3 million fee per annum, payable annually. The loans under the Credit Agreement bear interest, at our option, at either a rate based on the Adjusted Term SOFR or a base rate, in each case plus a margin. The base rate is the highest of the prime rate, the federal funds rate plus 0.50% and the three-month Adjusted Term SOFR plus 1.00%. The Second Amendment reduced the margin from 7.50% to 7.00% for Adjusted Term SOFR loans and from 6.50% to 6.00% for base rate loans. As of September 30, 2025, the interest rate was 11.46%. For the three and nine months ended September 30, 2025 we incurred interest expense of $2.0 million and $6.1 million, respectively. For the three and nine months ended September 30, 2024 we incurred $2.3 million and $6.9 million, respectively. As of September 30, 2025, the carrying value of the loan under the Credit Agreement was $69.4 million and we were in compliance with our loan covenants. See Note 12 – Debt in our Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information regarding the Credit Agreement.

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

Cash Activities

Our cash flows for the nine months ended September 30, 2025 and 2024 are summarized as follows (in thousands):

	Nine Months Ended September 30,
	2025	2024
Net cash provided by operating activities	$10,604	$9,296
Net cash provided by (used in) investing activities	19,048	(56,413)
Net cash used in financing activities	(5,819)	(4,691)

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

Nine Months Ended September 30, 2025 – Net cash provided by operating activities was $10.6 million during the nine months ended September 30, 2025 driven by changes in net operating assets and liabilities of $52.3 million and adjustments for non-cash items of $5.4 million, partially offset by net loss of $47.1 million. Cash provided by changes in net operating assets and liabilities during the nine months ended September 30, 2025 primarily consisted of decreases of $92.8 million in contract assets – commissions receivable and $15.0 million in accounts receivable, partially offset by decreases of $19.6 million in accrued compensation and related expenses, $17.1 million in accounts payable and $11.1 million in accrued marketing expenses, as well as an increase of $7.7 million in prepaid expenses and other assets. Adjustments for non-cash items primarily consisted of $11.6 million of stock-based compensation expense and $9.2 million of amortization of internally developed software, partially offset by a $17.0 million decrease due to the change in deferred income taxes.

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

Nine Months Ended September 30, 2025 – Net cash provided by investing activities of $19.0 million for the nine months ended September 30, 2025 mainly consisted of $106.0 million in proceeds from the maturities and redemptions of marketable securities, partially offset by $74.0 million used to purchase marketable securities and $10.8 million in capitalized internal-use software and website development costs.

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

Financing Activities

Nine Months Ended September 30, 2025 – Net cash used in financing activities of $5.8 million for the nine months ended September 30, 2025 was primarily due to a $2.9 million preferred stock dividend payment, $2.1 million in repurchases of shares to satisfy employee tax withholding obligations and $1.0 million in payments for debt issuance costs.

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

Changes in timing of the Medicare or individual and family health plan enrollment periods, adoption of new or special enrollment periods, changes in eligibility and subsidies applicable to the purchase of health insurance, and changes in the laws and regulations that govern the sale of health insurance may occur from time to time, and any such change may change the seasonality of our business.

We incur a significant portion of our marketing and advertising expenses in the fourth quarter as a result of the Medicare AEP and the open enrollment period under the Affordable Care Act. We expect this seasonal trend in marketing and advertising expenses to continue in the foreseeable future.

Full-time internal benefit advisors represent the majority of our telesales capacity. We plan to maintain our internal telesales benefit advisors year-round, net of natural attrition, and expect to increase our internal benefit advisors’ utilization outside of the enrollment periods by expanding our offerings of ancillary products and carrier call center outsourcing programs. We began increasing the use of career seasonal advisors as a percentage of our total telesales capacity beginning in 2025 to increase the flexibility of our telesales organization. We also engage seasonal advisors who are not full-time employees to support our seasonally high volume. The magnitude of new agent hiring is driven by our enrollment growth goals for that year. Our customer care and enrollment expenses are typically highest in the fourth quarter and lowest in the second quarter.
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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business
The markets in which we participate are intensely competitive. If we cannot compete effectively against current and future competitors, including government-run health insurance exchanges and marketplaces, our business, operating results and financial condition could suffer.

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

We compete with government-run health insurance exchanges and marketplaces, among others, with respect to our sale of Medicare-related and employer and individual health insurance plans. The federal government operates a website where Medicare beneficiaries can purchase Medicare Advantage and Medicare Part D prescription drug plans or be referred to carriers to purchase Medicare Supplement plans. We also compete with the Original Medicare program. The federal government also operates websites where individuals and small businesses can purchase health insurance, and they also have offline customer support and enrollment capabilities. Our competitors also include local insurance agents across the United States who sell health insurance plans in their communities, companies that advertise primarily through television, and companies that operate call centers or websites that provide quote information or the opportunity to purchase health insurance telephonically or online, including lead aggregator services. Although we work with many health insurance carriers on marketing and selling their insurance plans on their behalf, many of them also compete with us by directly marketing and selling their plans to consumers through call centers, Internet advertising and their own websites. In recent years, we have also seen increased competition from national telesales insurance brokers.

Some of our current and potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, technical, marketing and other resources than we do. As compared to us, our current and future competitors may be able to undertake more extensive marketing campaigns for their brands and services, devote more resources to website and systems development, negotiate more favorable commission rates and commission override payments and make more attractive offers to potential employees, marketing partners and third-party service providers. Competitive pressures from government-run health insurance exchanges and marketplaces, and other competitors may result in our experiencing increased marketing costs, especially during the Medicare annual enrollment period which may harm our business, operating results and financial condition.
Our business may be harmed if we lose our relationship with health insurance carriers or our relationships with health insurance carriers are modified.

The success of our business depends upon our ability to enter into new and maintain existing relationships with health insurance carriers on favorable economic terms. Our platform offers a broad choice of insurance products provided by over 180 health insurance carriers nationwide, including approximately 50 Medicare health insurance carriers. In the ordinary course of business, the set of insurance carriers represented on our platform fluctuates, with carriers regularly being added or removed based on various factors such as consumer preferences, market conditions, carrier performance and distribution strategies, and the costs of supporting certain carriers. Any impairment of our relationship with, or the material impairment of, these insurance carriers or our inability to enter into new relationships with other health insurance carriers could adversely affect our business, operating results and financial condition. We and our carrier partners continuously reassess our partnerships and business objectives, and carriers that are removed from our platform may be added back in the future.

Our contractual relationships with health insurance carriers are typically non-exclusive and terminable on short notice by either party for any reason. We may decide to modify or terminate our relationship with health insurance carriers for a number of reasons, which can impact the variety of plans that we can offer on our platform. In many cases, health insurance carriers may also amend the terms of our agreements unilaterally on short notice. Health insurance carriers may decide to reduce our commissions, rely on their own internal distribution channels to sell their own plans, change benefit offerings or increase premiums to a significant degree, which could result in the loss of beneficiaries for which we are the broker of record, or determine not to sell their plans or otherwise limit or prohibit us from selling their plans, including by exiting certain states or markets. Carriers may also amend our agreements with them for a variety of reasons, including for competitive or regulatory reasons, dissatisfaction with the economics of the members that we place with them or because they do not want to be associated with our brand. In particular, the laws and regulations applicable to the business of selling Medicare-related plans are complex and frequently change. If we or our benefit advisors violate any of the requirements imposed by the U.S. Centers for Medicare & Medicaid Services (“CMS”), or applicable federal or state laws or regulations, health insurance carriers may terminate their relationship with us or require us to take corrective action if our Medicare product sales or marketing give rise to too many complaints.

The termination of our relationship with a health insurance carrier, the reduction of commission rates, the amendment of or change in our relationship with a carrier, and the change in benefit offerings, increase in premiums or exit of certain states or markets by a carrier have in the past reduced, and may in the future reduce, the variety, quality and affordability of health insurance plans we offer, cause a loss of commissions, including commissions for past and/or future sales, cause a reduction in the estimated constrained lifetime value (“LTV”) of commissions we use for revenue recognition purposes, result in a loss of existing and potential members, adversely impact our profitability or have other adverse impacts. Any of these could harm our business, operating results and financial condition.

We derive a significant portion of our revenue from a small number of health insurance carriers. Any impairment of our relationships with them or impairment of their businesses could adversely affect our business, operating results and financial condition.

Our revenue has been concentrated in a small number of health insurance carriers and we expect that a small number of health insurance carriers will continue to account for a significant portion of our revenue for the foreseeable future. For example, Humana, UnitedHealthcare and Aetna collectively accounted for a majority of our total revenue in the first three quarters of 2025 and in 2024, and in the past, our revenue from certain of our top carriers have declined and we have ceased to do business with certain carriers. As discussed elsewhere in this Risk Factors section, our contractual relationships with health insurance carriers are typically non-exclusive and terminable on short notice by either party for any reason. Such carrier changes occur regularly as both we and our carrier partners continuously reassess partnerships and business objectives, and carriers that are removed from our platform may be added back in the future. However, given the concentration of our Medicare plan sales in a small number of carriers, if we lose a relationship with a significant health insurance carrier to market their Medicare plans or if the health insurance carrier loses its Medicare product membership or their ability to conduct business is otherwise impaired, especially if any of our existing contract assets are impacted as a result of this, our business, operating results and financial condition could be harmed.
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

It is critical to the success of our business that we reach out to consumers in our target audience through direct channels, including direct mail, television, internet search, social media and email. We rely on media platforms that can effectively reach our target audience in a cost-efficient manner, and these media platforms continue to be places where our consumer audience are active and receptive to our message. We anticipate that, as our market becomes increasingly competitive, these media platforms may become increasingly expensive. Our direct channel marketing activities may not be successful or yield increased revenue, and to the extent that these activities yield increased revenue, the increased revenue may not offset the expenses we incur, and our business, operating results and financial condition could be harmed.

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

In recent years, we have appointed several new executive officers and other senior leaders across multiple functions, and we may experience additional changes in the future. For example, in 2024 and 2025, we appointed a new chief executive officer, a new chief financial officer and a new chief revenue officer. The departure of our current or new executive officers or other members of our senior management or other key employees could result in additional employee attrition, loss of institutional knowledge and other business disruptions, any of which could harm our business, operating results and financial condition.

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

Our future performance depends in large part upon our ability to execute our operational and strategic plans. Our success depends in large part on our ability to diversify our revenue and scale our business. We have in the past made, and may in the future, make significant investments in marketing and advertising, technology and content, customer care and enrollment. Our growth strategy also involves continued investment to expand our brand awareness across all products and channels and investment in improving our member retention efforts and conversion rates while continuing to invest in our telesales organization. We may also enter into strategic transactions or partnerships aligned with our business and growth objectives.

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

In recent years, the Medicare sector underwent a number of changes, including a gradual shift towards market consolidation and rationalization, with greater focuses on enrollment quality, profitability and longer-term member relationships. These changes were prompted in part by regulatory changes, higher cost of care and other industry developments such as STAR’s methodology changes. For example, certain new CMS rules that were scheduled to become effective October 2024 (“CY 2025 Final Rules”) were set to reduce agent and broker payment amounts and regulate contractual terms with Medicare Advantage and Medicare Part D prescription drug plans and dual eligible special needs plans enrollments. While the court partially reversed the CY 2025 Final Rules in response to third-party lawsuits, CMS may again in the future directly or indirectly implement rules designed to reduce agent and broker compensation, which may impact our operations and our business. Each year, CMS publishes reimbursement rates for the Medicare Advantage program, and even if such rates are deemed more favorable, there remains significant uncertainty as to whether such rates would be sufficient for carriers to cover margins or maintain their plan strategies to avoid further disruptions in their benefit offerings, premiums and geographic business goals and coverage.

We expect the Medicare market to remain fluid for the foreseeable future. The election of President Trump and Republican control of both houses of Congress has resulted in significant changes in, and may continue to result in, uncertainty with respect to legislation, regulation, implementation and/or repeal of laws and rules related to government health programs, including Medicare, Medicaid and the Affordable Care Act. For example, President Trump has issued various executive orders reversing several Biden administration healthcare policies, and additional executive orders may be forthcoming. President Trump and other policymakers could consider legislative proposals impacting Medicaid, Medicare, the Affordable Care Act and other entitlement programs, such as reducing, eliminating or allowing to expire certain subsidies, and we expect there will be continued proposals targeting reimbursement methodologies and the number of individuals eligible for government healthcare programs. In addition, initiatives launched by the Department of Government Efficiency (“DOGE”) continue to identify opportunities for improving efficiency and reducing waste, fraud and abuse of government resources. While we cannot predict the full impacts of these initiatives, changes are being made to CMS spending, which could potentially impact beneficiary experience and could ultimately affect our financial condition and results of operation.

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

Each year, CMS releases new rules relating to Medicare plans, which can have a material effect on our operations, our business, operating results and financial condition. For example, CMS has proposed new rules scheduled to become effective in late 2025 (“CY 2026 Proposed Rules”) which, among other things, would increase the scope and complexity for required reviews and filing of marketing and communications, and require brokers and agents to make additional statements or disclosures on calls that will increase the time required to assist beneficiaries and may limit the ability of eHealth to timely assist all beneficiaries. CMS subsequently announced that it is deferring taking actions on certain marketing provisions but the rule requiring the incorporation of the provider directory data was adopted in the second issuance of the CY 2026 final rules. In addition, CMS may evaluate these deferred provisions for future rule making. These additional requirements, if enacted as currently proposed, may improve the efficiency and competitiveness of government-led exchanges and marketplaces, may impact the viability of partnerships that we use for marketing efforts, may increase the chance of related litigation, and could impede or otherwise harm our business, operating results and financial condition.

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

We have been and may in the future be subject to various legal proceedings, including litigation or government enforcement actions or regulatory inquiries, which could adversely affect our business, operating results and financial condition.

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

Our commission revenue could be negatively impacted by changes in conversion rates.

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

A number of factors have influenced, and could in the future influence, these conversion rates for any given period, some of which are outside of our control. These factors include, but are not limited to:

•changes in consumer shopping behavior due to circumstances outside of our control, such as economic conditions, recession, inflation, public health crises or illnesses, consumers’ ability or willingness to pay for health insurance, availability of subsidies applicable to the purchase of health insurance, adverse events or perceptions affecting the U.S. or international financial systems, adverse weather conditions or natural disasters, unemployment rates, availability of unemployment benefits or proposed or enacted legislative or regulatory changes impacting our business, including health care reform;
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
•the effectiveness of our benefit advisors in assisting consumers, including the tenure of the health insurance agent; and
•our ability to enroll subsidy-eligible individuals in qualified health plans through government-run health insurance exchanges and marketplaces and the efficacy of the process we are required to use to do so.

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

Our commission revenue, which is primarily comprised of commissions from health insurance carriers for plans approved during the reporting period and includes both fixed and variable amounts, is computed using the latest estimated constrained LTV of commissions that we expect to receive. Constrained LTV of commissions are estimates and are based on a number of assumptions, which include, but are not limited to, estimates of the conversion rates of approved members into paying members, forecasted average plan duration and forecasted commissions we expect to receive per approved member’s plan. These assumptions are based on historical trends and require significant judgment by our management in interpreting those trends and in applying the constraints. Changes in our historical trends will result in changes to our constrained LTV estimates in future periods and therefore could adversely affect our revenue and financial results in those future periods. As a result, negative changes in the factors upon which we estimate constrained LTVs, such as reduced conversion of approved members to paying members, a decline in the forecasted average plan duration or a reduction in the commission amounts we expect to receive for selling the plan to a member or other changes, could harm our business, operating results and financial condition.

The rate at which approved members become paying members is a significant factor in our estimation of constrained LTVs. To the extent we experience a decline in the rate at which approved members turn into our paying members, our business, operating results and financial condition could be harmed.

The forecasted average plan duration is another important factor in our estimation of constrained LTV. When a plan is canceled, or if we otherwise do not remain the agent on the policy, we no longer receive the related commission. Our forecasted average plan duration and health insurance plan termination rate are calculated based on our historical data by plan type. As a result, a reduction in our forecasted average plan duration or an inability to produce accurate forecasted average plan duration could adversely impact our business, operating results and financial condition.

Commission rates are also a significant factor in our estimation of constrained LTVs. The commission rates we receive are impacted by a variety of factors, including the particular health insurance plans chosen by our members, the carriers offering those plans, our members’ states of residence, the laws and regulations in those jurisdictions, the average premiums of plans purchased through us and health care reform. Our commission revenue per member has in the past decreased, and could in the future decrease, as a result of reductions in contractual commission rates, a change in the mix of carriers whose products we sell during a given period and increased health insurance plan termination rates, all of which are beyond our control and may occur on short notice. To the extent these and other factors cause our commission revenue per member to decline, our revenue may decline, and our business, operating results and financial condition could be harmed. Given that Medicare-related and individual and family health insurance purchasing is concentrated during enrollment periods, we may experience a shift in the mix of Medicare-related and individual and family health insurance products selected by our members over a short period of time. Any reduction in our average commission revenue per member caused by such a shift or otherwise could harm our business, operating results and financial condition.

The determination of constraints is also a factor that requires significant management judgment. Constraints are applied to LTVs for revenue recognition purposes and help ensure that the total estimated lifetime commissions expected to be collected from an approved member’s plan are recognized as revenue only to the extent that is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with future commissions receivable from the plan is subsequently resolved. We determine the constraint for each product by comparing cash collection patterns to our assumptions and analyze the drivers for variations. We then apply judgment in assessing whether the difference between historical cash collections and LTV is representative of differences that can be expected in future periods. We also analyze whether circumstances have changed and consider any known or potential modifications to the inputs into LTV in light of the factors that can impact the amount of cash expected to be collected in future periods including but not limited to commission rates, carrier mix, plan duration, changes in laws and regulations and cancellations of insurance plans offered by health insurance carriers with which we have a relationship. We evaluate the appropriateness of our constraints on an annual basis, and we update our assumptions when we observe a sufficient amount of evidence that would suggest that the long-term expectation underlying the assumptions has changed. If we underestimate the initial constraint applied to LTVs, we might be required to increase the constraint, which could harm our business, operating results and financial condition.

In addition, on a quarterly basis, for all existing cohorts approved in prior periods, we reassess assumptions for our constrained LTV of commissions and compare to the most current constrained LTV recognized on these cohorts, which are defined as approved members grouped by plan type and the effective month of the relevant plan. To the extent there is an indication of a change to expected cash collections for these cohorts, net commission revenue from members approved in prior periods, also referred to as net adjustment revenue, is recorded to adjust revenue previously recognized for the affected cohorts. Net adjustment revenue includes both increases and reductions to revenue; however, adjustments increasing revenue are only recognized when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. Net adjustment revenue also results in a corresponding increase or decrease in our contract assets — commissions receivable. While we have recognized positive net adjustment revenue in the recent past, there can be no assurance that we will continue to recognize positive net adjustment revenue. If we underestimate the initial constrained LTV of commissions, we might be required to record a negative net adjustment revenue and a corresponding decrease in our contract assets — commissions receivable in a future period, which could harm our business, operating results and financial condition.

If commission reports we receive from carriers are inaccurate or not sent to us in a timely manner, our business and operating results could be harmed, and we may not recognize trends in our membership.

We rely on health insurance carriers to timely and accurately report the commissions earned by us, and we calculate our commission revenue, prepare our financial reports, projections and budgets and direct our marketing and other operating efforts based on the reports we receive from health insurance carriers. There have been instances where we have determined that plan cancellation data reported to us by a health insurance carrier has not been accurate. The extent to which health insurance carriers are inaccurate in their reporting of plan cancellations could cause us to change our cancellation estimates, which could adversely impact our revenue. We have designed controls to assess the completeness and accuracy of the data received, whereby we apply judgment and make estimates based on historical data and current trends to independently determine whether or not carriers are accurately reporting commissions due to us. We also operate procedures with carriers on an ongoing basis whereby potential under or over reporting is reconciled and discrepancies are resolved. For instance, when we reconcile information health insurance carriers provide to us, we may determine that we were not historically paid commissions owed to us, which would cause us to have underestimated our membership. Conversely, health insurance carriers may require us to return commissions paid in a prior period due to plan cancellations for members we previously estimated as being active. To the extent that health insurance carriers understate or fail to accurately report the commissions due to us in a timely manner or at all, our estimates of constrained LTV may be adversely impacted, which could harm our business, operating results and financial condition. In addition, any inaccuracies in the reporting from and reconciliations with insurance carriers may also impact our estimates of constrained LTV or our estimates of commission revenue for future periods which is based on historical trends, including trends relating to contracted commission rates and expected health insurance plan cancellation.

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

On February 28, 2022, we entered into a term loan credit agreement with Blue Torch Finance LLC, as administrative agent and collateral agent, and other lenders party thereto, which was amended on August 16, 2022, November 1, 2024 and October 6, 2025 (as amended, the “Credit Agreement”). The Credit Agreement provides us with $70 million in term loans.

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

On February 17, 2021, we entered into an investment agreement with Echelon Health SPV, LP (“H.I.G.”), pursuant to which H.I.G. purchased 2.25 million shares of Series A convertible preferred stock (“Series A Preferred Stock”) for an aggregate price of $225.0 million (the “H.I.G. Investment Agreement”). The H.I.G. Investment Agreement contains certain negative operating covenants that will remain in effect for so long as H.I.G. continues to own at least 30% of the shares of Series A Preferred Stock originally issued to it. The Company is required to maintain an Asset Coverage Ratio and a Minimum Liquidity Amount (in each case, as defined in the H.I.G. Investment Agreement). Failure to maintain the Minimum Asset Coverage Ratio or the Minimum Liquidity Amount as of the date or the time period required by the H.I.G. Investment Agreement, for as long as H.I.G. continues to own at least 30% of the Series A Preferred Stock originally issued to it in the private placement, entitles H.I.G., subject to conditions and restrictions specified therein, to additional rights, including the right to nominate one additional member to our Board of Directors, the right to approve our annual budget, the right to approve the hiring or termination of certain key executives and the right to approve the incurrence of certain indebtedness. We have not met the Minimum Asset Coverage Ratio since the September 30, 2023 measurement date and as of November 30, 2024, we were no longer in compliance with the Minimum Liquidity Amount. As of September 30, 2025, H.I.G. continued to own at least 30% of the shares.

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

Our term loan under the Credit Agreement matures in January 2027. Our ability to refinance our existing or future indebtedness will depend on the capital markets, including prevailing interest rates, and our financial condition and performance, which, among other things, is subject to economic, financial, competitive and other factors beyond our control. In addition, our Credit Agreement and the H.I.G. Investment Agreement contain restrictions that limit our ability to incur additional indebtedness, issue certain types of equity securities with rights and preferences senior to or pari passu with our Series A Preferred Stock, make certain types of investments or obtain additional financing. Pursuant to the terms of the H.I.G. Investment Agreement, we are currently required to obtain the consent of H.I.G. in order to incur certain indebtedness, which could limit our ability to obtain additional financing. If we are unable to refinance our existing or future indebtedness, obtain adequate financing or obtain financing on terms satisfactory to us when we require it, we may default on our existing or future indebtedness, and our ability to continue to pursue our business objectives and to respond to business opportunities or challenges could be harmed, and our business, operating results and financial condition could be materially and adversely affected.

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

Any compromise or perceived compromise of our security or the security of one of our vendors could damage our reputation, cause the termination of relationships with government-run health insurance exchanges and marketplaces, and our members, marketing partners and health insurance carriers, reduce demand for our services and subject us to significant liability and expense as well as regulatory action and lawsuits, any of which would harm our business, operating results and financial condition. The attack surface available to criminals is increasing as more companies and individuals work remotely and otherwise work online. Consequently, the risk of a cybersecurity incident has increased. We cannot assure that our preventative efforts, or those of our vendors or service providers, will be successful. These actual and potential breaches of our security measures and the accidental loss, inadvertent disclosure, or unauthorized dissemination of proprietary information or sensitive, personal, or confidential data about us, our employees, our customers, or their end users, including the potential loss or disclosure of such information or data as a result of hacking, fraud, trickery or other forms of deception, could expose us, our employees, our customers or the individuals affected to a risk of loss or misuse of this information. This may result in litigation and liability or fines, our compliance with costly and time-intensive notice requirements, governmental inquiry or oversight, or a loss of customer confidence, any of which could harm our business or damage our brand and reputation, thereby requiring time and resources to mitigate these impacts.

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

The trading price of our common stock has been volatile and is likely to continue to fluctuate substantially. The trading price of our common stock depends on a number of factors, including those described in this Risk Factors section, many of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our common stock since you might be unable to sell your shares at or above the price you paid. Factors that could cause fluctuations in the trading price of our common stock include the following:

•price and volume fluctuations in the overall stock market from time to time, including as a result of inflation, or political or geopolitical instability and public or market reaction thereto, including a prolonged government shutdown;
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

The H.I.G. Investment Agreement entitles H.I.G. to nominate one individual for election to our Board of Directors for so long as it continues to own at least 30% of the common stock issuable or issued upon conversion of the Series A Preferred Stock originally issued to it. The director designated by H.I.G. is also entitled to serve on committees of our Board of Directors, subject to applicable law and stock exchange rules. H.I.G. nominated Aaron C. Tolson to our Board of Directors. Mr. Tolson was appointed to our Board of Directors as a Class I director on August 30, 2021. On September 17, 2025, Mr. Tolson resigned from our Board of Directors, and H.I.G. nominated Todd Arden to our Board of Directors. As of the date of this report, Mr. Arden serves as a member of the compensation committee, nominating and corporate governance committee and government and regulatory affairs committee of the Board of Directors. H.I.G. also replaced the then-current H.I.G. board observer by nominating Mr. Tolson as a board observer for the Board’s approval.

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

For example, the United States has recently enacted and proposed to enact significant new tariffs. Additionally, President Trump has directed various federal agencies to further evaluate key aspects of U.S. trade policy and there has been ongoing discussion and commentary regarding potential significant changes to U.S. trade policies, treaties and tariffs. While certain of these tariffs have been delayed or rescinded, there continues to exist significant uncertainty about the future relationship between the United States and other countries with respect to such trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, could result in the worsening of current global economic conditions and the stability of global financial markets, and may significantly escalate trade tensions and reduce global trade and, in particular, trade between the impacted nations and the United States. As discussed elsewhere in this Risk Factors section, our subsidiary in China provides support for certain aspects of our operations and face risk related to international disputes and geopolitical tensions. Any new or changes to restrictions can be announced with little or no advance notice, which can create uncertainty. The occurrence of any of these types of events or factors, including, for example, a prolonged government shutdown, could depress economic activity, restrict our access to our operations in China, and have a material adverse effect on our business, operating results and financial condition.

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

Exhibit Number			Incorporation by Reference Herein
		Description of Exhibit	Form	Date
10.1	*	CEO Offer Letter, dated July 28, 2025, between Derrick Duke and eHealthInsurance Services, Inc.	Current Report on Form 8-K (File No. 001-33071)	July 29, 2025
10.2	*	Severance Agreement, dated August 4, 2025, between Derrick Duke and eHealth, Inc.	Current Report on Form 8-K (File No. 001-33071)	July 29, 2025
10.3		Third Amendment to Credit Agreement, dated October 6, 2025, by and among eHealth, Inc., Blue Torch Finance LLC and the lenders identified therein	Current Report on Form 8-K (File No. 001-33071)	October 7, 2025
31.1	†	Certification of Derrick Duke, Chief Executive Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	†	Certification of John Dolan, Chief Financial Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	‡	Certification of Derrick Duke, Chief Executive Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	‡	Certification of John Dolan, Chief Financial Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	†	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	†	Inline XBRL Taxonomy Extension Schema Document
101.CAL	†	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	†	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	†	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	†	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		The cover page from the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2025, formatted in Inline XBRL and contained in Exhibit 101
†    Filed herewith.
‡    Furnished herewith.
*    Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EHEALTH, INC.
Date:	November 5, 2025	/s/ Derrick Duke
Derrick Duke Chief Executive Officer (Principal Executive Officer)

Date:	November 5, 2025	/s/ John Dolan
John Dolan Chief Financial Officer (Principal Financial Officer)