Form 10-K
period 2025-12-31
eHealth, Inc.
filed 2026-02-26
CIK 1333493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
9190 PRIORITY WAY WEST DR., SUITE 110
INDIANAPOLIS, IN 46240
 (Address of principal executive offices) (Zip Code)

(737) 248-2340
(Registrant’s telephone number, including area code)

13620 RANCH ROAD 620 N, SUITE A250
AUSTIN, TX 78717
 (Former name or former address, if changed since last report.)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
Based on the closing price of the registrant’s common stock on the last business day of the registrant’s most recently completed second fiscal quarter, which was June 30, 2025, the aggregate market value of its shares (based on a closing price of $4.35 per share) held by non-affiliates was $126.2 million. Shares of the registrant’s common stock held by each executive officer and director and by each person who may be deemed to be an affiliate of the registrant have been excluded from this computation. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of February 20, 2026 was 31,073,002 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement for the 2026 Annual Meeting of Stockholders, which is expected to be filed within 120 days after the Company’s fiscal year ended December 31, 2025, are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

EHEALTH, INC.
FORM 10-K

SUMMARY OF RISK FACTORS

Investing in our securities involves a high degree of risk. Investors should carefully consider the risks and uncertainties discussed under the caption “Risk Factors” and elsewhere in this Annual Report on Form 10-K before deciding whether to invest in our securities. The following is a list of some of these risks:

•The markets in which we participate are intensely competitive. If we cannot compete effectively against current and future competitors, including government-run health insurance exchanges and marketplaces, our business, operating results and financial condition could suffer.
•Changes and developments in the health care industry or system, including changes in laws and regulations, could harm our business, operating results and financial condition.
•Our business may be harmed if we lose our relationship with health insurance carriers or our relationships with health insurance carriers are modified.
•If we are unable to successfully attract and convert qualified prospects into members for whom we receive commissions or fees, our business, operating results and financial condition would be harmed.
•Our marketing, brand promotion and consumer outreach efforts may be unsuccessful, increasingly costly, or limited by evolving technology, regulatory requirements or partner practices, which could adversely affect our business, operating results and financial condition.
•Our business success depends on our ability to timely recruit, train and retain qualified licensed insurance agents, or benefit advisors, and other personnel to provide superior customer service and support our strategic initiatives while also managing our labor costs.
•Our business is seasonal in nature, and if we are not successful in responding to changes in the seasonality of our business, our business, operating results and financial condition could be harmed.
•Our business, operating results and financial condition will be adversely impacted if we are unable to retain our existing members.
•Our business, operating results and financial condition may be impacted by factors that impact our constrained estimated lifetime value of commissions per approved member.
•We derive a significant portion of our revenue from a small number of health insurance carriers. Our business may be harmed by any impairment of our relationships with them or impairment of their businesses.
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
•The marketing and sale of health insurance plans, including Medicare plans, are subject to numerous, complex and frequently changing laws, regulations and guidelines. Non-compliance with or changes in such requirements, or changes in their interpretation or enforcement could harm our business, operating results and financial condition.
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
•Our business depends on our ability to maintain and improve functioning information technology systems that support our ecommerce platform and advisor enrollment center operations, particularly during key health care enrollment periods.
•Our business is subject to security risks. Any successful cyberattack or security breach, or our inability to safeguard the confidentiality and integrity of the data we hold could harm our business, operating results and financial condition.
•Increasing regulatory focus on privacy and data security issues and expanding laws could impact our business and expose us to increased liability.

•Issues relating to the use of new and evolving technologies, such as artificial intelligence, in our business operations could result in liability, reputational harm and an adverse impact on our business, operating results and financial condition.
•If commission or other member data reports we receive from carriers are inaccurate or not sent to us in a timely manner, our business and operating results could be harmed, and we may not recognize trends in our membership and accurately estimate membership as of a specific date.
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
•Our operations in China involve risks that could increase expenses and expose us to increased liability.
•Our business, operating results and financial condition can be impacted by political events, political instability, trade and other international disputes, geopolitical tensions or natural disasters.
•Adverse macroeconomic conditions including slow growth, recession, high unemployment, inflation, financial and credit market disruptions, could materially adversely affect our business, operating results and financial condition.

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
•our expectations regarding our ability to enter into and maintain relationships with health insurance carriers on favorable economic terms;
•our expectations regarding our Medicare, individual and family, employer and other ancillary products, including anticipated trends and our ability to enroll members;
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
•the merits or potential impact of any lawsuits filed against us or any government enforcement actions, including the legal proceedings disclosed in Part I, Item 3 - “Legal Proceedings,” and elsewhere in this report; and
•other statements regarding our future operations, financial condition, prospects and business strategies.

We have based these forward-looking statements on our current expectations about future events. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Our actual results may differ materially from those expressed or implied by these forward-looking statements for various reasons, including our ability to retain existing members and enroll new members during the annual healthcare open enrollment period, the Medicare annual enrollment period, the Medicare Advantage open enrollment period and other special enrollment periods; changes in laws, regulations and guidelines, including in connection with healthcare reform or with respect to the marketing and sale of Medicare plans; competition, including competition from government-run health insurance exchanges and marketplaces, and other sources; the seasonality of our business and the fluctuation of our operating results; our ability to accurately estimate membership, lifetime value of commissions and commissions receivable; changes in product offerings among carriers on our ecommerce platform and changes in our estimated conversion rate of an approved member to a paying member and the resulting impact of each on our commission revenue; the concentration of our revenue with a small number of health insurance carriers; our ability to execute on our growth strategy and other business initiatives; changes in our senior management or other key employees; our ability to recruit, train, retain and ensure the productivity of licensed insurance agents, or benefit advisors, and other personnel; exposure to security risks and our ability to safeguard the security and privacy of confidential data; our relationships with health insurance carriers; the success of our carrier advertising and sponsorship program; our success in marketing and selling health insurance plans and our unit cost of acquisition; our ability to effectively manage our operations as our business evolves and execute on our business plan and other strategic initiatives; the need for health insurance carrier and regulatory approvals in connection with the marketing of Medicare-related insurance products; changes in the market for private health insurance; consumer satisfaction of our service and actions we take to improve the quality of enrollments; changes in member conversion rates; changes in commission rates; our ability to sell qualified health insurance plans to subsidy-eligible individuals and to enroll subsidy-eligible individuals through government-run health insurance exchanges and marketplaces; our ability to derive desired benefits from investments in our business, including membership growth and retention initiatives; our reliance on marketing partners; the success and cost of our marketing efforts, including branding, online advertising, direct-to-consumer mail, email, social media, telephone, SMS text, television, radio and other marketing efforts; our ability to contact our consumers or market our products through specific channels; timing of receipt and accuracy of commission reports; payment practices of health insurance carriers; risks associated with our operations in China; the restrictions in our debt obligations; the restrictions in our investment agreement with our convertible preferred stock investor; our ability to raise additional capital, including debt or equity financings, on terms acceptable to us or at all; compliance with insurance, privacy, cybersecurity and other laws and regulations; the outcome of litigation, government enforcement actions or regulatory inquiries in which we are or may from time to time be involved, including the complaint filed against us and certain defendants by the U.S. Attorney’s Office for the District of Massachusetts on May 1, 2025 alleging the violation of the Federal False Claims Act; the performance, reliability and availability of our information technology systems and our ability to maintain and improve such systems, ecommerce platform and underlying network infrastructure, including any new systems we may implement; our ability to deploy new and evolving technologies, such as artificial intelligence; public health crises, pandemics, natural disasters and other extreme events; general economic and macroeconomic conditions, including the risks of potential delays, reductions or disruptions in payments from a prolonged government shutdown, inflation, recession, political events, instability or geopolitical tensions, tariffs and trade tensions or other international disputes, financial, banking and credit market disruptions; our ability to effectively administer our self-insurance program; and those identified under the heading “Risk Factors” in Part I, Item 1A of this report and those discussed in our other Securities and Exchange Commission filings. Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in this report are made only as of the date hereof. Except as required by applicable law, we do not undertake, and specifically decline, any obligation to update any of these statements or to publicly announce the results of any revisions to any forward-looking statements, whether as a result of new information, future events, changes in assumptions or otherwise.

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

Our omnichannel consumer engagement platform differentiates our offering from our competitors and enables consumers, or beneficiaries, to use our services through our self-service online platform, by telephone with a licensed and trained insurance agent, or benefit advisor, or through a hybrid online assisted interaction that includes live agent chat and co-browsing capabilities. We have created a consumer-centric marketplace that offers consumers a broad choice of insurance products that includes thousands of Medicare Advantage, Medicare Supplement, Medicare Part D prescription drug, individual, family, small business, and other ancillary health insurance products from over 180 health insurance carriers nationwide, including approximately 50 Medicare health insurance carriers. Our plan recommendation tool curates this broad plan selection by analyzing beneficiaries’ health-related information against plan data for insurance coverage fit. This tool is supported by a unified data platform and is available to our ecommerce consumers and our licensed benefit advisors. We strive to be the most trusted, unbiased, transparent partner to consumers in their journeys through the health insurance market.

Our Business Model

Our management evaluates our business performance and manages our operations in the following two reportable segments: (1) the Medicare segment and (2) the Employer and Individual (“E&I”) segment. As a health insurance agency, we derive our revenue from consideration paid to us by our health insurance carrier partners, who are our customers, for our services through commissions and other forms of compensation. We do not generate revenue directly from the consumers that we help enroll in insurance products on behalf of our health insurance carrier partners. Our platform and services are free to the consumer, and, as a health insurance agency, we do not take on underwriting risk.

Medicare Segment

Our Medicare segment represents the majority of our business and constituted approximately 96% of our revenue in 2025. We actively market a large selection of Medicare-related health insurance plans, including Medicare Advantage, Medicare Supplement, and Medicare Part D prescription drug plan, and, to a lesser extent, ancillary products, including but not limited to dental and vision insurance and hospital indemnity plans, to our Medicare-eligible consumers. Our Medicare ecommerce platform, along with our telephonic enrollment capabilities, enable consumers to research, compare and enroll in Medicare-related health insurance plans and ancillary products. As a health insurance agency, we receive commission payments from our health insurance carriers for policies sold on their behalf for which we are designated as the broker of record. The commission payments we receive from our health insurance carrier partners may also include certain bonus payments generally based on attaining predetermined target sales or other objectives, as determined by the health insurance carriers. In addition to commission revenue, our Medicare segment generates other revenue through amounts earned in connection with our Medicare advertising programs where we may engage in marketing activities and other services, as well as amounts earned from our non-broker of record fee-based arrangements and our performance of various post-enrollment services for members.

Medicare Advantage and Medicare Part D prescription drug plan pricing is approved by the Centers for Medicare and Medicaid Services (“CMS”), an agency of the U.S. Department of Health and Human Services and is

not subject to negotiation or discounting by health insurance carriers or our competitors. Commission rates and compensation paid to us by health insurance carriers are set by each carrier or negotiated between us and each carrier, but ultimately are capped by CMS. Medicare Supplement plan pricing and commission rates are set by the health insurance carrier and approved and regulated by state regulators. Medicare Supplement plan pricing is also not subject to negotiation or discounting by health insurance carriers or our competitors.

Our Medicare segment has benefited from several long-term trends, including: (1) demographic trends, with an average of approximately 10,000 individuals aging into Medicare daily for the next several years; (2) the strong value proposition of the Medicare Advantage program, which we believe has provided overall superior health outcomes compared to traditional Medicare; (3) a wide selection of Medicare Advantage plans with additional benefits; (4) the increasing proportion of the Medicare eligible population that is choosing commercial insurance solutions such as Medicare Advantage and Medicare Supplement plans, rather than obtaining healthcare through the Original Medicare program; (5) growing consumer propensity to comparison shop, including for healthcare insurance; and (6) increasing shift to mobile-first generations and growing internet adoption among seniors, along with a desire for end-to-end online enrollment.

Recent macroeconomic factors, including rising consumer prices and interest rates, have affected consumer shopping behavior, though demand for our core product, Medicare Advantage, which is characterized by low or zero premiums, remains relatively resilient throughout the economic cycles. At the same time, the purchasing power of consumers and businesses has a greater impact on activity in the individual and family and business markets. During 2025, Medicare Advantage carriers continued to experience significant disruptions as carriers faced higher medical cost trends and regulatory pressures, causing them to make material changes to their offerings, including benefit and premium changes, plan cancellations and market exits. These disruptions contributed to elevated consumer activity during this past Annual Enrollment Period (“AEP”). Additionally, carriers have continued to shift focus toward profitability rather than membership enrollment growth and are placing greater emphasis on quality, retention and other key measures of consumer experience. We believe this trend will continue into 2026, but that the longer-term growth potential of the Medicare Advantage market remains strong. We believe our choice model is a valuable tool to match consumers with the right coverage through our carrier agnostic tools, along with the strength of our brand and strong carrier partner relationships.

Employer and Individual Segment

Within our E&I segment, we actively market individual and family health insurance plans (“IFP”), along with employer plans, which include small business health insurance plans and Individual Coverage Health Reimbursement Arrangements (“ICHRAs”). In addition, we market a variety of ancillary products, including but not limited, to short-term, dental and vision plans. These ancillary products are offered to individual and family and business consumers and are also sold on a standalone basis. We receive commission payments from health insurance carriers whose health insurance plans are purchased through us, as well as bonus payments we receive for achieving sales volume thresholds or other objectives. To a lesser extent, the E&I segment also generates other revenue from amounts earned in our online sponsorship program as well as our technology licensing activities. IFP pricing is set by health insurance carriers and then reviewed and approved by state regulators before it can be used.

Individual and family products are typically purchased by consumers under 65 years of age that do not have employer coverage through their employers. The employer market is continuing to shift towards alternative products such as ICHRAs, which allow employers to reimburse employees for some or all of the premiums the employees pay for health insurance they purchase on their own, which is typically an individual market health insurance plan. ICHRA became an available option for employers in 2020, and adoption has grown 34% from 2024 to 2025 among large employers and by 18% among small employers from 2024 to 2025.

Revenue

Commission Revenue Sources

Medicare Segment — In the first effective plan year of a Medicare Advantage and Medicare Part D prescription drug plan for which we are the broker of record, we receive a fixed annual commission from health insurance carriers, generally after the plan is approved by the carrier and the plan becomes effective. Additionally, if the plan is the first Medicare Advantage or Medicare Part D prescription drug plan issued to the member, either because the beneficiary just became eligible or has previously been covered through Original Medicare, we may receive a higher commission that covers a full 12-month period, regardless of the plan’s effective month. Beginning with the second plan year and for as long as the member remains on that plan, we typically receive fixed, monthly commissions for Medicare Advantage and Medicare Part D prescription drug plans, continuing until we are no longer the broker of record. For Medicare Supplement plans that we sell, our commissions from health insurance carriers generally represent a flat amount per member per month or a percentage of the premium amount collected by the carrier while the member maintains coverage. Premium-based commissions are reported to us after the health insurance carrier collects premiums, generally every month. We continue to receive commissions from the relevant health insurance carrier until we are no longer the broker of record.

Employer and Individual Segment — The commissions we receive for IFP, small business health insurance plans and ancillary health insurance plans are either a percentage of the premium amount collected by the carrier or a flat amount per member per month while the member maintains coverage. They vary depending on the carrier that is offering the plan, the state where the plan was sold and the size of the business. Commission payments are typically made to us every month until we are no longer the broker of record.

Other Revenue Sources

Within our two operating segments, we earn commission revenue, as well as non-commission revenue, or other revenue, which includes fees related to online sponsorship and advertising, non-broker of record arrangements, technology licensing, captive arrangements and performance of other services.

Online Sponsorship and Advertising. We generate revenue from our sponsorship and advertising program that allows carriers to purchase advertising space for non-Medicare products on our website and potentially Medicare plan-related advertising on separate websites that we develop, host and maintain. Additionally, in connection with our Medicare plan advertising program, we may engage in other activities, including marketing. In return for our services, we typically are paid either a flat amount, a monthly amount, or, in our individual and family health insurance sponsorship advertising program, a performance fee based on metrics such as submitted health insurance applications.

Non-Broker of Record. In certain arrangements, we facilitate beneficiary enrollment in Medicare-related health insurance plans with health insurance carriers without becoming the broker of record. Under these arrangements, we receive one-time and monthly fees for hours worked by the sales team for enrollments as well as other administrative fees, as determined by contract terms. Our services are complete once the submitted application is approved by the relevant health insurance carrier. Accordingly, we recognize fee income based upon the contract terms after the carrier approves an application.

Technology Licensing. We generate revenue from licensing the use of our health insurance ecommerce technology. Our technology platform enables health insurance carriers to market and distribute health insurance plans online. Health insurance carriers that license our technology typically pay us implementation fees and performance-based fees that are based on metrics such as the number of submitted health insurance applications.

Captive Arrangements. In certain arrangements where we work as captive agents for specific health insurance carriers, we recognize revenue for customer care and enrollment and marketing fees paid to us by the health insurance carriers in the period the services are performed.

Other Services. We generate revenue from agreements with health insurance carriers to perform various post-enrollment services for members in Medicare health insurance plans. We typically are paid a fixed fee upon completion of the specific service and the revenue is recognized in the period the service was completed.

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

Our technology platform also allows eHealth to provide omnichannel capabilities to our consumers who can shop and enroll in health insurance through an intuitive online interface, by speaking with a live benefit advisor or utilizing one of the hybrid enrollment methods such as agent chat and co-browsing tools. Additionally, we have integrated artificial intelligence (“AI”) across several components of our telephonic enrollment platform, enabling us to utilize AI to streamline the health insurance selection process and in many cases reduce wait time for consumers. These omnichannel capabilities represent a differentiated offering relative to other competitors in our sector.

We have a technology and content team that is responsible for ongoing enhancements to the features and functionality of our omnichannel customer experience platforms, which are critical to maintaining our technology leadership position in the industry.

Elements of our platforms include:

Plan Comparisons and Recommendations. We offer online comparison and recommendation tools that process and simplify voluminous information across thousands of health insurance plans from over 180 health insurance carriers nationwide that are available through our platform. Our technology enables consumers to compare and evaluate health insurance options based on each consumer’s specific needs and plan characteristics such as price, plan type, coverage limits, deductible amount, co-payment amount, and in-network and out-of-network benefits. After entering relevant information on our website or giving such information to one of our licensed benefit advisors, consumers can receive a list of applicable health insurance plans and rate and benefit information in an easy-to-understand format. We also have introduced MatchMonitor™, a self-service tool that allows members to easily understand the implications of annual notice of changes, check if any of their critical benefits are impacted and compare their current plan to other options.

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

Advisor Enrollment Center Technology Systems. Our proprietary agent-assist management systems enable us to provide a full range of personalized customer service tasks efficiently while complying with Medicare and health insurance regulatory requirements. Our benefit advisors have script-on-screen tools that align to customer and compliance needs and leverage a common back-office platform that powers our direct-to-consumer shopping experience. Our systems also have customer relationship management tools that can track each consumer throughout the application process and generate automated emails and texts specific to each consumer.

Customer Center. Our customer center enables members to create a secure personal profile that stores their prescription drug regimen, preferred doctors and pharmacies, current coverage, and other relevant data. This data is available to members and our licensed benefit advisors that they contact. After a member creates a customer center account, our technology will import details provided to an agent over the telephone to the consumer’s online account. The following are important benefits of our customer center:

•Empower Medicare beneficiaries to take control of their personal information — Our customer center puts our members in the driver's seat by helping them track and update the information they need when it is time to reconsider their coverage options.

•Identification of Medicare plan options — With their relevant information securely stored in our customer center, it is easier for shoppers to find the best plan options for their personal needs and budget. It also encourages them to return to us when their needs change.

•Tracking of application status — Our customer center allows beneficiaries to track the status of their applications over time through our Application Tracker tool and connects them with us if they have questions.

Information Security

Information security is an integral part of our business. We emphasize to our employees that information security is “everyone’s responsibility.” We are committed to maintaining strong information security practices through responsible management, appropriate use, and protection in accordance with applicable legal and regulatory requirements and our contractual obligations. Our Head of Information Security focuses on information and systems technology and corporate governance to drive a common security framework. The Information Security team concentrates on technology, behaviors, and safeguarding information from unauthorized or inappropriate access, use, or disclosure. The audit committee of our board of directors oversees information and cybersecurity risks and periodically reviews those risks with our Head of Information Security. We utilize various industry-recognized information security frameworks, including SOC-2, Health Information Trust Alliance (HITRUST), National Institute of Standards and Technology (NIST), Payment Card Industry Data Security Standard (PCI DSS), Center for Internet Security (CIS) Controls, and CIS Benchmarks. Since 2024, we have successfully maintained HITRUST i1 certification for our carrier integration platform. With this certification, we intend to continue to deliver secure, compliant and reliable services to our consumers. For more information about our cybersecurity risk management and governance, see Part I, Item 1C, Cybersecurity, of this Annual Report on Form 10-K.

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

Direct Marketing. Our direct marketing consists of channels that drive consumers to call our advisor enrollment centers directly or access our website, which may include direct mail, search engines such as Google, paid social platforms like Facebook, email marketing, search engine optimization, radio, and television and video (including linear, connect television devices and over the top media).

Partner Marketing. Our marketing partner channel comprises a network of partners that drive consumers to our ecommerce platform and advisor enrollment centers. Our partners include affiliate partners and strategic partners. Affiliate partners include lead generators who specialize in traditional direct marketing channels. Our strategic partner marketing channel consists of marketing with partners to serve their constituencies across key industry vertical categories, including pharmacies and provider networks, as well as financial, insurance and other service partners. Such partnerships may include co-branded marketing tactics and a suite of product integrations to assist in optimizing partner traffic through our online and telephonic flows.

Seasonality

The majority of our commission revenue is recognized in the fourth quarter of each calendar year under Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. We have historically sold a significant portion of Medicare plans for the year in the fourth quarter during the Medicare AEP, when Medicare-eligible individuals are permitted to change their Medicare Advantage and Medicare Part D prescription drug coverage for the following year. During 2025 and 2024, 59% and 60%, respectively, of our Medicare plan-related applications were submitted during the fourth quarter. As a result, we generate a significant portion of our commission revenue related to new Medicare plan-related enrollments in the fourth quarter.

Our Medicare Advantage plan-related commission revenue is also elevated in the first quarter as a result of the Medicare Advantage open enrollment period (“OEP”), which occurs between January 1 and March 31 of each year. The OEP allows Medicare Advantage plan enrollees to switch to another Medicare Advantage plan or return to Original Medicare.

Beginning in 2025, our typical Medicare enrollment seasonality was heightened primarily as a result of the regulatory changes to enrollment rules for dual-eligible beneficiaries and those that receive Medicare Part D Low Income Subsidies (“LIS”). In 2025, CMS removed the special enrollment period that allowed dual-eligible and LIS beneficiaries to enroll in Medicare Advantage plans on a quarterly basis. As these regulatory changes limited eligibility to enroll in or between Medicare Advantage plans outside of AEP for this portion of Medicare beneficiaries, we experienced a decline in Medicare plan submissions during the second and third quarters of 2025 compared to the same periods in 2024. In response to this anticipated volume decline, we implemented a more flexible structure in our telesales organization, making it more agile and easier to flex advisor capacity up and down.

The annual open enrollment period for individual and family plans (“IFP”) also occurs in the fourth quarter under the Affordable Care Act. During 2025 and 2024, 43% and 42%, respectively, of our IFP-related applications were submitted during the fourth quarter. As a result, we generate a significant portion of our commission revenue from IFP enrollments in the fourth quarter. In states where the Federally Facilitated Marketplace (“FFM”) operates as the state health insurance exchange, individuals and families generally are not able to purchase individual and family health insurance outside of the AEP, unless they qualify for a special enrollment period due to certain qualifying events, such as a loss of employer-sponsored health insurance coverage or relocation.

Full-time internal benefit advisors represent the majority of our telesales capacity. We aim to maintain our internal benefit advisor workforce year-round, net of natural attrition, and expect to increase utilization outside the enrollment periods by expanding ancillary products offerings and carrier call center outsourcing programs. We typically start ramping our telesales capacity during the second quarter in preparation for the fourth quarter AEP. The magnitude of new agent hiring is driven by our enrollment growth goals for that year. Our customer care and enrollment expenses are typically highest in the fourth quarter and lowest in the second quarter.

We also incur a significant portion of our marketing and advertising expenses in the fourth quarter as a result of the Medicare AEP and the OEP under the Affordable Care Act. We expect this seasonal trend in marketing and advertising expenses to continue in the foreseeable future.

Our Growth Strategies

We believe that our consumer-centric omnichannel distribution model provides us competitive strengths in customer engagement and health insurance distribution. It creates opportunities for growth in our core Medicare business and in other areas of the health insurance market. We intend to pursue the following strategies to further advance our business.

Achieve Durable Improvement in Medicare Enrollment and Drive Employer Growth in Under 65 Market through Trusted, Lifelong Relationships with our Lifetime Advisory Model

We continue to believe in the longer-term growth potential of the Medicare Advantage market and that the Medicare industry is currently experiencing a reset which has led to opportunities for us. In the near-term, we plan to maximize the return on our platform by focusing on increased member value and cash generation through a consumer-first, lifetime advisory model on a more efficient, productive cost foundation and by growing relationships and lifetime value through the cross-selling of high-value adjacent products and services. We expect our lifetime advisory model will add value to the consumers we serve, blending the relationship-driven approach of local field agents with the scale, breadth and technology advantage of our omni-channel model as beneficiaries place high value on engagement-based models that combine choice with access to a trusted advisor. Furthermore, we believe that our benefit advisors will be able to increase member engagement both throughout the year and over multiple years to ensure beneficiaries have the appropriate coverage based on their needs and coverage changes are proactively managed, all while improving member lifetime value, retention and loyalty to our brand. We also plan to expand our ancillary product and service offerings, building on the meaningful growth we achieved with Hospital Indemnity Plans during 2025, as we focus on serving the diverse needs of our Medicare consumers. Ultimately, when the Medicare Advantage market resumes growth, we believe we will be in a strong position to accelerate and scale as needed. We believe our national advisor footprint of high performance, quality and training and operational excellence, our omnichannel experience, our trusted and growing brand and strong member and carrier relationships will allow us to be in a strong position to accelerate and scale as needed to match consumer needs.

Additionally, through our lifetime advisory model, we intend to focus on driving measured employer plan growth in the under 65 market by accelerating diversification through ICHRA, extending our platform to brokers, employers and their employees. We plan to leverage our core capabilities to drive higher revenue per employer by offering employers a solution that meets their benefit needs. We believe our lifetime advisory model will strengthen our ability to serve our beneficiaries through their working years and into retirement.

Continue to Improve Conversion Rates and Member Retention and Satisfaction

We believe growing the consumer centricity and personalization of our brand that deepens the trust and relationship we cultivate with each consumer across telesales and our online platform, as well as in lead volume through direct channels and our retention services, remains a critical priority. We continue to focus on enhancing the consumer experience to improve conversion rates across our entire omnichannel platform, regardless of how a consumer first interacts with eHealth or how the final enrollment is made. These efforts include further improving the effectiveness of our telesales organization through a redesigned hiring, training and career path program. We also utilize both human and AI agent screeners to help ensure beneficiaries are routed to the appropriate benefit advisor or customer service team member which ultimately reduces call hold times while enhancing the efficiency of our benefit advisors. We expect to continue to focus on evolving our telesales organization to support scale and diversification needs of the business and changing market conditions. We invest in our benefit advisors by providing them with improved tools to perform their tasks, to allow them to grow and improve in their roles and to cultivate deeper one-on-one member relationships.

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

Through continued improvements to our online experience and plan recommendation engine, enhancements to agent training and a comprehensive post-enrollment retention strategy, we strive to present beneficiaries with choices that best align with their unique circumstances and assist them in making future decisions should their insurance plan needs or personal circumstances change. Specifically, we have been focusing on several additional initiatives, including updating our member onboarding experience, launching our loyalty program, ePerks, and providing personalized communications with our new and existing consumers over a variety of channels meant to foster year-round awareness of eHealth and the services we provide. MatchMonitor™, our self-service tool, has allowed members to easily understand the implications of annual notice of changes, check if any of their critical benefits are impacted and compare their current plan to other options. We also developed targeted retention programs for audiences with higher propensity for attrition. These efforts included proactively reaching out to beneficiaries whose coverage would potentially be changing during the AEP, coordinating marketing outreach, specialized training for our benefit advisors to cater to specific member needs and having a dedicated team of benefit advisors for existing members. We plan to continue to enhance the overall customer experience with our lifetime advisory model for both our Medicare and E&I segments.

Advance Our Digital Technology Leadership and Strengthen and Expand Health Insurance Carrier Partnerships

Technology is expected to continue playing a central role in the Medicare and broader health insurance ecosystem. Consumers are demonstrating increased proficiency with digital technologies and we plan to continue advancing our digital technology leadership to better serve our consumers, employees and health insurance carriers. For instance, we plan to continue utilizing our AI Center of Excellence to help guide and prioritize our AI and technology initiatives. As we continue to expand our technology initiatives, we also plan to fortify the organizational foundation that supports our health insurance carrier relationships through a strategic approach to health insurance carrier portfolio management. We plan to take a nimble, opportunistic approach to distribution models reflecting evolving carrier needs and regulatory landscape.

Competition

The market for selling health insurance plans is highly competitive. Our competitors include government entities, including government-run health insurance exchanges and marketplaces; health insurance carriers; other health insurance agents and brokers; and marketing companies that use the internet and other means to attract individuals interested in purchasing health insurance and generate revenue by referring these individuals to us or one of our competitors.

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

ICHRA administrators and benefits platforms. We also compete with companies that provide ICHRA administration and benefits solutions to employers, including providers that offer end-to-end administration, customer support services, infrastructure tools, and technology platforms that facilitate enrollment, eligibility, and integration with health insurance marketplaces and carriers. These competitors market directly to brokers and employers and may offer bundled services, proprietary technology, or direct relationships, increasing competition for employer business and enrollment volumes.

Internet marketers and other advertisers. There are many internet marketing companies and other advertisers that use the internet, field distribution and other means to find consumers interested in purchasing health insurance and are compensated for referring those consumers to agents and health insurance carriers. We compete with these companies for individuals who are looking to purchase health insurance.

Intellectual Property

We rely on a combination of patent, trademark, copyright and trade secret laws in the United States and other jurisdictions, as well as confidentiality procedures and contractual provisions, to protect our proprietary technology and our brand. We also have filed patent applications that relate to certain of our technology and business processes.

Human Capital Resources

As of December 31, 2025, we had 1,665 regular full-time employees, consisting of 1,084 in customer care and enrollment, 264 in technology and content, 226 in general and administrative and 91 in marketing and advertising. Of these, 163 were non-US employees based in our subsidiary in China. None of our U.S. employees are represented by a labor union. As required under Chinese law, the employees in our Xiamen, China office established a labor union in 2014. We have not experienced any work stoppages and believe our employee relations are strong. We also supplement our workforce with independent contractors, consultants, business partners, seasonal employees and other part-time employees.

Employees are our most valuable asset, and we strive to put them first. We are a creative and collaborative group with a single, shared mission. Our human capital strategy focuses on building a company culture and workforce that aligns with our mission, is future-ready and is driven to make a meaningful impact. We continuously review and refine our mechanisms used to hire, develop, evaluate and retain our employees. To measure and enhance engagement, we conduct a comprehensive internal survey annually, paired with ongoing, real-time feedback through business unit engagement champions. To drive continuous improvement, we perform an external survey in partnership with the global engagement organization, Great Place to Work®, to benchmark our actions against top-performing organizations. In 2025, we earned the Great Place to Work® Certified recognition for the second year in a row, indicating our employees’ satisfaction with our culture, leadership and overall employee experience.

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

We offer employees competitive compensation, including salary, annual performance-based bonus opportunities, and stock-based compensation, as applicable. We also offer our full-time employees a comprehensive Total Rewards benefits package which includes health insurance, life and disability, mental health and employee assistance programs, 401(k) retirement plans with a Company match program, flexible spending accounts, health savings accounts and several additional benefits designed to motivate, incentivize and reward our employees at all levels of the organization for their skill development, demonstration of our values and performance.

Government Regulation and Compliance

Insurance and Healthcare Regulations. We distribute health insurance plans nationwide. The health insurance industry is heavily regulated, and subject to extensive state and federal oversight.

At the federal level, we are subject to various laws, regulations and guidelines issued by federal government agencies, including CMS. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the “Affordable Care Act”), has significantly impacted our business of selling individual, family and small business insurance plans. The Affordable Care Act and related federal regulations have been subject to periodic updates, including changes to available subsidies and arrangements such as ICHRAs and continue to evolve through executive orders, legislation, regulations and guidance at both the federal or state levels. We expect the Affordable Care Act, including any future changes, to continue to significantly impact our business. In addition to federal regulations, each state also has its own rules and regulations governing the offer and sale of health insurance plans, typically administered by the state’s department of insurance. State insurance departments have broad powers relating to, among other things: regulating premium prices; granting and revoking licenses; approving individuals and entities to which, and circumstances under which, commissions can be paid; regulating advertising, marketing and trade practices; monitoring broker and agent conduct; and imposing continuing education requirements. We are required to maintain valid life and/or health agency and/or agent licenses in each jurisdiction in which we transact health insurance business.

CMS imposes numerous requirements on health insurance carriers, agents and brokers in the marketing and sale of Medicare Advantage and Medicare Part D prescription drug plans. We are also subject to similar state requirements with respect to our marketing and sale of Medicare Supplement plans. Medicare plans generally may not be purchased outside of an annual enrollment period that occurs in the fourth quarter, except for individuals aging into Medicare or those who qualify for a special enrollment period as a result of certain qualifying events. Medicare Advantage enrollees may enroll in another Medicare Advantage plan or return to the Original Medicare only during the Medicare Advantage open enrollment period that generally occurs in the first quarter of the year.

CMS and state insurance department regulations and guidelines include a number of prohibitions regarding the ability to contact Medicare-eligible individuals and place many restrictions on the marketing of Medicare-related plans. These laws and regulations can be ambiguous, complex and, particularly with respect to regulations and guidance issued by CMS for Medicare Advantage and Medicare Part D prescription drug plans, change frequently. CMS frequently proposes and implements new regulations, or amends or clarifies existing regulations, in ways that may make operating our business more difficult.

Data Privacy and Security Regulations. We are subject to various federal and state privacy and security laws, regulations and requirements. These laws govern our collection, use, disclosure, protection and maintenance of the individually identifiable information that we collect from consumers. For example, we are subject to the Health Insurance Portability and Accountability Act (“HIPAA”), which requires us to maintain the privacy of individually identifiable health information that we collect on behalf of health insurance carriers, implement measures to safeguard that information and provide notification if there is a breach in the privacy or confidentiality of that information. In addition to our obligations we may have under contracts with health insurance carriers and others regarding the collection, maintenance, protection, use, transmission, disclosure or disposal of sensitive personal information, the use and disclosure of certain data that we collect from consumers is also regulated in some instances by other federal laws, including the Gramm-Leach-Bliley Act (“GLBA”) and state statutes implementing GLBA. GLBA generally requires brokers to notify consumers about how their personal information is used, offer an opt-out for certain disclosures, and protect that information. We regularly assess our compliance with privacy and security requirements. These requirements are evolving, and many states continue to adopt additional state-specific requirements that vary in their scope and application to our business. State privacy laws currently, or may in the future, establish, among other things, new privacy rights for residents of the relevant state, such as the right to know what personal information has been collected about them, how we use and disclose this information, and the right to request deletion of that information. We have incurred significant costs to develop new processes and procedures and to adopt new technology to comply with evolving privacy and security laws and regulations and increasing carrier expectations and to protect against cyber security risks and security breaches. We expect to continue to do so in the future. Violations of federal and state privacy and security laws and other contractual requirements may result in significant liability and expense, damage to our reputation or termination of relationships with government-run health insurance exchanges and our members, marketing partners and health insurance carriers.

Consumer Marketing Regulations. Our marketing practices are subject to federal and state law, such as the Telephone Consumer Protection Act (the “TCPA”) and the CAN-SPAM Act, intended to protect consumers from unwanted telemarketing calls and messages. The TCPA prohibits us from using an automatic telephone dialing system or prerecorded or artificial voices to make certain telephone calls to consumers without their prior express written consent and provides for statutory damages of $500 for each violation and $1,500 for each willful violation. We may be required to comply with these and similar laws, rules and regulations. Failure to comply with obligations and restrictions related to telephone, text message and email marketing could subject us to lawsuits, fines, statutory damages, consent decrees, injunctions, adverse publicity and other losses that could harm our business.

Corporate Information

We were incorporated in Delaware in November 1997. Our principal executive offices are located at 9190 Priority Way West Dr., Suite 110, Indianapolis, IN 46240, and our telephone number is (737) 248-2340.

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

The market for selling health insurance plans is characterized by intense competition, and we face challenges associated with evolving distribution models, industry and regulatory standards, consumer price sensitivity, AI automation and search aggregation, and macro-economic conditions. We compete with government-run Medicare and ACA exchanges and marketplaces, direct-to-consumer channels, national telesales brokers, online and telephonic lead generators and local insurance agents. Although we work with many health insurance carriers to market and sell insurance plans on their behalf, many of them also compete with us by directly marketing and selling their plans to consumers through call centers, internet advertising and their own websites. These competitors increasingly invest in digital tools, call center capacity and marketing. Some of our current and potential competitors may also have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, technical, marketing and other resources than we do. As compared to us, our current and future competitors may be able to undertake more extensive marketing campaigns for their brands and services, devote more resources to website and systems development, negotiate more favorable commission rates and commission override payments and make more attractive offers to potential employees, marketing partners and third-party service providers.

To remain competitive, we need to continue to enhance our online and mobile health insurance shopping experience, maintain access to a broad selection of quality health insurance plans from carriers on our platform and attract consumers interested in purchasing health insurance to our website and advisor enrollment centers during the relevant enrollment periods in a cost-effective manner. Competitive pressures from government-run health insurance exchanges and marketplaces, and other competitors may increase our marketing and customer-acquisition costs, reduce traffic and conversions and harm our business, operating results and financial condition.

Our business may be harmed if we lose our relationship with health insurance carriers or our relationships with health insurance carriers are modified.

The success of our business depends upon our ability to enter into and maintain relationships with health insurance carriers on favorable economic terms. Our platform offers a broad selection of insurance products from over 180 health insurance carriers nationwide, including approximately 50 Medicare carriers. In the ordinary course of business, the carriers represented on our platform naturally fluctuate, as we and our carrier partners reassess distribution strategies and business objectives in response to consumer preferences, market conditions, carrier performance and the cost of supporting particular carriers. Carriers that are removed from our platform may also be added back in the future.

Our contractual relationships with health insurance carriers are typically non-exclusive and terminable by either party on short notice for any reason. Carrier terminations or modifications can impact the variety of plans that we can offer on our platform, increase our costs or liabilities and harm our profitability. Health insurance carriers may also reduce our commissions, rely more heavily on their own internal distribution channels, modify benefit designs, significantly increase premiums, limit or prohibit us from selling their plans, or exit certain states or markets. In addition, carriers may amend our agreements for competitive, regulatory, economic or other reasons, including dissatisfaction with the cost or performance of the members that we enroll or concerns about association with our brand.

The laws and regulations applicable to the sale of Medicare-related plans are complex and frequently change. If we or our benefit advisors violate any of the requirements imposed by the U.S. Centers for Medicare & Medicaid Services (“CMS”) or applicable federal or state laws or regulations, health insurance carriers may terminate their relationship with us or require corrective actions, particularly if our Medicare product sales or marketing give rise to a high volume of complaints.

The termination or modification of our carrier relationships, reductions in commission rates, changes in benefit offerings or premiums or carrier exits from certain states or markets have in the past reduced, and may in the future reduce, the variety, quality or affordability of health insurance plans we offer, lower our commissions, including commissions for past and/or future sales, cause a reduction in the estimated constrained lifetime value (“LTV”) of commissions used for revenue recognition purposes, result in a loss of existing or potential members, adversely impact our profitability or otherwise adversely impact our business. Any of these events could harm our business, operating results and financial condition.

If we are unable to successfully attract and convert qualified prospects into members for whom we receive commissions or fees, our business, operating results and financial condition would be harmed.

Our success depends on our ability to attract qualified prospects to our enrollment platform and provide a relevant and reliable experience in a cost-effective manner that converts those prospects into paying members during key enrollment periods. Many factors impact our conversion rate, including the volume, mix and quality of those qualified prospects, the effectiveness of our benefit advisors and our enrollment platform. Volume and quality of leads that convert may be impacted by competition in the marketplace, the effectiveness of our marketing efforts, our brand strength, the competitiveness, mix, quality and affordability of products and services offered on our platform, changes and mix of consumers referred to us through our direct marketing, marketing partners and strategic partner channels, fluctuations in lead quality, changes in consumer shopping behavior, current market and economic conditions, and changes in laws and regulations. Our conversion rates are also impacted by the quality of our benefit advisors, turnover rates and our ability to timely recruit, license, train, certify and retain qualified benefit advisors, and may also be affected by technology failures, including interruptions in our ecommerce platform or advisor enrollment center operations. In addition, adverse market events or economic conditions, such as changes in inflation or unemployment levels, or political events such as elections, could impact consumer behavior and demand for health insurance. Any such constraints could adversely impact our conversion rates and could result in fewer member acquisitions and a reduction in membership, which would harm our business, operating results and financial condition.

Our marketing, brand promotion and consumer outreach efforts may be unsuccessful, increasingly costly, or limited by evolving technology, regulatory requirements or partner practices, which could adversely affect our business, operating results and financial condition.

We use a variety of marketing channels and may from time to time adjust our member acquisition strategy to attract visitors to our website and engage consumers who contact our advisor enrollment centers. Any decrease in the amount or effectiveness of our marketing efforts could lower our revenue, growth and the profitability of our business and harm our business, operating results and financial condition.

We invest significant resources in brand promotion, including a recent refresh of our brand identity. These efforts may not be successful or may become more expensive over time. Some of our current and potential competitors may have greater brand recognition and significantly greater financial, technical and marketing resources than we do, and they may replicate our strategies, bid against our branded search terms to redirect consumer traffic, or undertake more extensive marketing campaigns. Our brand promotion activities may not be successful in attracting or retaining members, marketing partners or health insurance carriers, and as a result, may not yield increased revenue. Even if these activities do yield increased revenue, such revenue may not offset the associated expenses we incur, which could harm our business, operating results and financial condition.

Our business also depends on reaching our target consumer audience through direct marketing channels, including direct mail, television, internet search, social media and email, in a cost-effective manner. As our market becomes increasingly competitive, our marketing efforts may not be successful or may be increasingly expensive, and any increase in revenue generated by our direct marketing efforts may not offset the higher marketing expenses we incur. Our consumer traffic also depends on internet search engines and social media platforms. Consumer online search behavior is rapidly evolving due to the accelerating adoption of artificial intelligence (“AI”), including generative search tools, AI-driven recommendation engines and conversational assistants. These technologies are increasingly influencing how consumers discover, evaluate and access information, products and services. As AI platforms generate results based on predictive models rather than traditional keyword search, our ability to reach consumers through established search‑engine optimization, paid search, and other digital marketing channels may be adversely impacted. Increased advertising costs or reduced consumer engagement on these platforms could hinder our ability to reach prospective and existing members. If we are less prominently displayed in search results–whether in algorithmic listings, AI-generated responses and paid advertisements–removed from search listings or otherwise unable to advertise effectively on these platforms, our website traffic could decline, and it may be difficult or costly to replace this traffic, Increased reliance on alternative marketing channels could further increase our marketing expenditures, which would also increase the cost of member acquisition and harm our business, operating results and financial condition.

We also rely on marketing partners, including financial and online services companies, affiliate organizations, online advertisers and content providers, and other marketing vendors, for referring consumers to our ecommerce platform and advisor enrollment centers. We also have relationships with strategic marketing partners, including hospitals, pharmacy chains, provider groups, wellness organizations, and other digital and affinity groups, as well as with marketing partners that utilize aspects of our platform and tools. The success of these relationships depends on a number of factors, including partner reputation, partnership growth, the effectiveness of their marketing efforts, commercial terms, including the marketing fees we agree to pay, and our ability to accurately and timely track, pay and manage marketing partner performance. In addition, as discussed elsewhere in this Risk Factors section, the marketing and sale of Medicare plans are subject to numerous laws, regulations and guidelines at the federal and state level. If our marketing partners’ marketing materials do not comply with the CMS marketing guidelines or other Medicare program-related laws, rules and regulations, such non-compliance could cause a delay in, or prevent us from, receiving referrals of individuals interested in purchasing Medicare-related plans from that marketing material. If CMS or a health insurance carrier requires changes to, disapproves or delays approval of these materials, we could lose a significant source of Medicare plan demand, and the operations of our Medicare business could be adversely affected. Given our reliance on our marketing partners, our business, operating results and financial condition would be harmed if we are unable to maintain successful relationships with high volume partners. If we lose marketing partner referrals during the Medicare or individual and family health insurance enrollment periods, the adverse impact on our business would be significant.

We communicate with members and prospective members through email, telephone calls, SMS text messages and other channels, some of which may be subject to federal and state laws, such as the Telephone Consumer Protection Act (the “TCPA”) and the CAN-SPAM Act, intended to protect consumers from unwanted telemarketing calls and messages. While we maintain policies and procedures designed to comply with the TCPA and other telemarketing laws, we have been in the past, and may in the future become, subject to claims alleging violations of these laws. Any finding that we violated the TCPA could result in significant liability, and our business, operating results and financial condition could be harmed. The TCPA and other telemarketing laws and regulations continue to evolve, and changes in technology, market practices or consumer preferences may lead to the adoption of additional laws or regulations or changes in regulatory interpretation or enforcement of existing requirements, which could increase enforcement and litigation risks, or further limit our ability to communicate with members or potential members in a cost-effective and timely manner.

In addition, internet and email service providers may block unsolicited email, commonly known as “spam,” and may place senders on restricted lists, which could block our email from reaching members or potential members. Similarly, telephone carriers may block or put consumer warnings on calls or SMS text messages. Consumers also increasingly screen their incoming emails, telephone calls and SMS text messages, including by using screening technologies; therefore, our members or potential members may not reliably receive our messages, regardless of whether such messages constitute marketing. If we are unable to communicate effectively by email, telephone or SMS text with our members and potential members as a result of legal or regulatory restrictions, telephone carrier blockage, screening technologies or otherwise, our business, operating results and financial condition would be harmed.

Our business success depends on our ability to timely recruit, train and retain qualified licensed insurance agents, or benefit advisors, and other personnel to provide superior customer service and support our strategic initiatives while also managing our labor costs.

Our omnichannel consumer engagement platform enables consumers to discover, compare and purchase health insurance plans through our proprietary online tools as well as with the assistance of licensed insurance agents, or benefit advisors, via telephone, online chat or hybrid online assisted interactions such as co-browsing. Our advisor enrollment center operations are critical to our success and dependent on our ability to recruit, train and effectively manage our licensed benefit advisors and other personnel who support the operation of our advisor enrollment centers.

To sell Medicare-related plans, benefit advisors must be licensed by the states in which they sell plans and certified and appointed with the health insurance carrier that offers the plans in each applicable state. We rely on our staff, state departments of insurance, government exchanges and health insurance carriers for the licensing, certification and appointment of our benefit advisors. We may experience difficulties recruiting and retaining a sufficient number of benefit advisors and support staff during the year and especially for the Medicare annual enrollment period when the volume of consumer interactions and plan shopping activity increases significantly.

Because the Medicare and individual and family health plan annual enrollment periods, are heavily concentrated in the fourth quarter, our staffing needs are highly seasonal. Consumer engagement, call volumes and plan selection activity typically peak during this period, placing substantial pressure on our advisor enrollment center operations and increasing the risk that we may be unable to scale staffing rapidly enough to meet demand. Our year-round staffing levels may be insufficient to meet this fourth quarter demand, and we may need to recruit and train a significant number of temporary or seasonal benefit advisors within a compressed timeframe. This seasonality also increases the risk that new benefit advisors may be less experienced or less productive, and any delays or shortfalls in licensing, certification, training or onboarding during this period could materially impact our sales and service levels. As part of our strategic initiatives, we have in the past, and may in the future, implement plans designed to reduce our operational exposure to fourth quarter seasonality, including investing in our recruiting and training programs, improving year around utilization of our telesales organization and product diversification. These efforts may not be successful, may take longer than expected to implement, and they may not fully offset the operational pressures during key enrollment periods. Even if we successfully recruit qualified benefit advisors and support staff, failure to retain, train and ensure their productivity could result in lower-than-expected plan sales, reduced conversion rates and revenue, higher costs of acquisition per member and higher plan termination rates, any of which could harm our business, operating results and financial condition.

Our business is seasonal in nature, and if we are not successful in responding to changes in the seasonality of our business, our business, operating results and financial condition could be harmed.

Due to the timing of Medicare and individual and family health plan annual enrollment periods, which may change from time to time, our financial results fluctuate and are not comparable from quarter to quarter. The Medicare annual enrollment period occurs from October 15 to December 7 each year, the individual and family health insurance open enrollment period typically occurs from November 1 through December or January 15 each year for most states, and the Medicare Advantage open enrollment period, during which Medicare-eligible individuals enrolled in a Medicare Advantage plan can switch to the Original Medicare program or to a different Medicare Advantage plan, runs from January 1 through March 31 of each year.

As a result, we have historically experienced an increase in the number of submitted Medicare-related applications and approved members during the fourth quarter and, to a lesser extent, during the first quarter. We also experience an increase in Medicare-related expense, including marketing and advertising expenses, during the third and fourth quarters in connection with the open enrollment periods. However, because commissions from approved members are paid to us over time, our operating results, and in particular, our operating cash flows, may be adversely impacted by a substantial increase in marketing and advertising expense.

Our typical Medicare enrollment seasonality was recently heightened primarily as a result of the regulatory changes to enrollment rules for dual-eligible beneficiaries and those that receive Medicare Part D Low Income Subsidies (“LIS”). In 2025 CMS removed the special enrollment period that allowed dual-eligible and LIS beneficiaries to enroll in Medicare Advantage plans on a quarterly basis. As a result, we experienced a decline in Medicare plan submissions during the second and third quarters of 2025 compared to the same periods in 2024. In response to this anticipated volume decline, we implemented a more flexible structure in our telesales organization to enable more efficient scaling of advisor capacity.

We may experience similar or additional changes in the timing of the Medicare or individual and family health plan enrollment periods, the adoption of new or special enrollment periods, changes in eligibility rules and subsidies for health insurance, or changes in the laws and regulations governing the sale of health insurance. Such changes may be more difficult or costly to address, and we may not be able to timely adjust to these changes in seasonality, which could harm our business, operating results and financial condition.

Our business, operating results and financial condition will be adversely impacted if we are unable to retain our existing members.

When a member cancels a plan, or we otherwise cease being the broker of record on that plan, we no longer receive the related commission. Health insurance carriers may discontinue certain plans for various reasons, and when members change their coverage, they may select plans not offered through us or choose plans for which we are not the broker of record. Consumers may also purchase Medicare-related or individual and family health insurance plans directly from other sources, such as our competitors, in which case we would not remain the broker of record and would lose the related commission.

Our ability to retain membership depends on various factors, including enrollment experience, the attractiveness of the plans carriers offer, the ability and propensity of members to switch plans, the frequency and timing of switches, both inside and outside of the Medicare annual enrollment period, and brand loyalty. If member retention rates decline, our business, operating results and financial condition could be harmed.

Any decrease in the historical member retention period could also adversely impact the forecasted average plan duration utilized in our estimated constrained LTVs we use for revenue recognition, which would adversely impact our business, operating results and financial condition.

Our business, operating results and financial condition may be impacted by factors that impact our constrained estimated LTV of commissions per approved member.

We account for commission revenue in accordance with ASC 606, which is based on the expected value approach using the estimated constrained LTV of commission payments we expect to receive over the life of an approved policy for which we are the broker of record. LTVs are based on several assumptions that require significant judgment, which include, but are not limited to, estimating the conversion rate of an approved member to a paying member, forecasting average plan duration and forecasting the commission amounts likely to be received per member. These assumptions are based on our analysis of historical trends for the different cohorts and incorporate management’s judgment in interpreting those trends and then applying the constraints. Constraints are determined through an analysis of actual cash collection patterns against our existing assumptions to determine whether any drivers for variations can be expected in future periods. We also analyze whether any changes in circumstances, including, but not limited to, plan offering changes, plan duration, commission rates, changes in laws and regulations and changes in the economic environment, have occurred and consider any known or potential modifications that could impact our estimated inputs to LTV. As a result, negative changes in the factors upon which we estimate constrained LTVs, such as reduced conversion of approved members to paying members, a decline in the forecasted average plan duration, a reduction in the commission amounts we expect to receive for selling the plan to a member, underestimating the initial constraint applied to LTVs or other changes, could harm our business, operating results and financial condition.

Additionally, if we experience a significant negative trend in estimated constrained LTV assumptions subsequent to recognizing the revenue on approved members, we may need to recognize negative net adjustment revenue in the period those trends impact the LTV along with a corresponding decrease in contract assets – commissions receivable.

We derive a significant portion of our revenue from a small number of health insurance carriers. Our business may be harmed by any impairment of our relationships with them or impairment of their businesses.

Our revenue has been concentrated in a small number of health insurance carriers and we expect that a small number of health insurance carriers will continue to account for a significant portion of our revenue for the foreseeable future. For example, Humana, UnitedHealthcare and Aetna collectively accounted for a majority of our total revenue in 2025 and in 2024, and in the past, our revenue from certain of our top carriers have declined and we have ceased to do business with certain carriers.

As discussed elsewhere in this Risk Factors section, our contractual relationships with health insurance carriers are typically non-exclusive and terminable by either party on short notice for any reason. Changes in carrier relationships occur regularly as both we and our carrier partners continuously reassess partnerships and business objectives, and carriers that are removed from our platform may be added back in the future. However, given the concentration of our Medicare plan sales in a small number of carriers, the loss of a significant carrier relationship, a health insurance carrier’s loss of Medicare product membership or any impairment of a carrier’s ability to conduct business could adversely impact our business, operating results and financial condition. These impacts may be exacerbated if any of our existing contract assets are impacted as a result.

If our carrier advertising and sponsorship program is not successful, our business, operating results and financial condition could be harmed.

We generate revenue from developing and hosting carrier-dedicated Medicare plan websites and from carrier advertising and sponsorship programs. The success of these programs depends on a number of factors, including carrier advertising services, consumer demand for the advertised product, our ability to attract consumers to our platform and convert them into members, and the overall cost, benefits and brand strength of the advertised plans. Economic conditions, health care reform and increased carrier focus on enrollment quality and reduction in member complaints could adversely impact carrier spending or limit our ability to negotiate or operate our sponsorship and advertising programs on favorable terms.

Because the marketing and sale of Medicare plans are subject to often complex and frequently changing regulations, regulatory interpretations and enforcement actions, our ability to offer Medicare plan-related advertising services could become restricted. In addition, since we maintain relationships with a limited number of health insurance carriers to sell their Medicare plans, our Medicare plan-related advertising revenue is concentrated in a small number of carriers. The termination or non-renewal of any of these relationships, or any reduction in the amount a health insurance carrier is willing to pay for these services, could harm our ability to generate Medicare plan-related advertising revenue, and our business, operating results and financial condition could be harmed.

Our business may be harmed if we do not enroll subsidy-eligible individuals through government-run health insurance exchanges efficiently.

In order to offer the qualified health plans (“QHPs”) through which individuals and families may receive Affordable Care Act subsidies, we must meet certain conditions, such as obtaining permission from the applicable government health insurance exchange, entering into or maintaining required agreements, ensuring that enrollment and subsidy applications are completed through the exchange and complying with relevant privacy, security and other standards. Internet-based agents and brokers such as us may also be required to meet certain additional website requirements. To help manage the operational, regulatory and cost burdens associated with QHP enrollments, we currently rely on a third-party vendor, and our QHP enrollments are made predominantly through the Federally Facilitated Marketplace (“FFM”), which currently operates all or part of the health insurance exchange in most states. The remaining states operate their own state-based exchanges (“SBEs”).

We may experience difficulty in satisfying the conditions and requirements necessary to offer QHPs to existing and prospective members and to enroll them through the FFM or any SBEs. The FFM or SBEs may at any time cease allowing us or our third-party vendor to enroll individuals in QHPs or change the applicable requirements. Government agencies or regulations may also prevent or limit our ability to work efficiently with our third-party vendor approved to support the enrollment process. As a result, we may not be able to enroll individuals into QHPs through the FFM or SBEs, or may be required to use a less efficient process. The number of states using the FFM may also decrease over time, reducing our ability to enroll members through the FFM.

If we are not able to satisfy the requirements for offering QHPs and enrolling members through the FFM or SBEs, or if we are not able to successfully adopt and maintain solutions in a timely, efficient and cost-effective manner to respond to changing regulatory, technical or operational conditions, or if the exchange websites and processes are unstable, not consumer friendly, inefficient or incompatible with our enrollment process, we could lose existing members, fail to attract new members or incur additional expense, any of which could harm our business, operating results and financial condition.

Our business could be harmed if we are not successful in executing on our operational and strategic plans.

Our performance depends upon our ability to execute our operational and strategic plans. Our success depends on our ability to diversify our revenue and scale our business. We have made and may continue to make significant investments in marketing and advertising, technology and content, customer care and enrollment and member retention. Our growth strategy also involves continued investment to expand brand awareness across all products and channels and to improve member retention and conversion rates and the effectiveness of our telesales organization. We may also enter into strategic transactions or partnerships aligned with our business and growth objectives.

Our strategic plans also include diversifying our products, services and overall revenue base. These efforts may require investments in developing new or enhanced products and services, integrating new technologies, strengthening carrier and partner relationships, expanding distribution capabilities and increasing member engagement. New or expanded offerings may fail to achieve market acceptance, may take longer than expected to develop or deploy, may not function as intended, or may not deliver anticipated revenue, margin or member‑engagement benefits. In addition, these diversification efforts may introduce operational complexity, require specialized capabilities we do not currently possess, or expose us to new or evolving regulatory or compliance requirements. If such initiatives are not executed effectively, they may divert management attention and financial resources from our core business, reduce the profitability of existing offerings or impair our ability to execute other key strategic objectives. As a result, our product and service diversification efforts may fail to expand our addressable market, improve our financial performance or contribute to sustainable growth.

We have in the past, and may in the future, initiate restructuring plans to implement cost savings initiatives or programs including, among other things, reductions in workforce and other fixed and variable expenses. For example, in January 2026, we implemented a reduction in force in which we eliminated approximately 14% of our workforce and targeted reductions in vendor spend. These actions and other additional measures we might take to reduce costs could strain our workforce, yield attrition beyond our intended reduction in force, reduce employee morale, cause us to delay, limit, reduce or eliminate certain development plans or otherwise impair our ability to operate and grow our business effectively, each of which could have an adverse impact on our business, operating results and financial condition. We may not complete the current or any cost reduction plan and reorganization on the anticipated timetable, and even if successfully completed, we may not achieve the anticipated cost savings, operating efficiencies or other benefits of such activities due to a number of factors, including, among others, higher than anticipated costs in implementing such restructuring plans, management distraction from ongoing business activities, damage to our reputation and brand image, including negative publicity, workforce attrition beyond planned reductions and risks and uncertainties described elsewhere in this Risk Factors section. Even if we do implement and administer these plans and initiatives in the manner contemplated, our estimated cost savings resulting from them are based on several assumptions that may prove to be inaccurate and, as a result, we may fail to realize these cost savings.

The execution of our operational and strategic plans may increase our expenses and our organizational complexity, divert management’s attention from other business concerns and involve other risks and uncertainties described in this Risk Factors section, including the failure of our initiatives to achieve our revenue diversification, member retention, growth or profitability targets, inadequate conversion and telesales organization improvements, failure to evolve our brand, our inability to strengthen and expand our health insurance carrier partnerships, our inadequate return of capital on our investments, legal and regulatory compliance risks and potential changes in laws and regulations. If we do not successfully execute on our operational and strategic plans or if we do not realize the expected benefits of our investments or cost savings measures, our business, operating results and financial condition would be harmed.

Changes in our senior management or other key employees could affect our business, operating results and financial condition.

Our success depends on the performance of our senior management and other key employees, as well as our ability to attract and retain qualified personnel across our organization. Replacing senior management and key employees may be difficult and time-consuming due to the limited number of individuals in our industry with the breadth of skills and experience required to successfully execute our business objectives. We may not be successful in attracting or retaining personnel in a timely manner, on competitive terms, or at all. Because our senior officers and other employees may terminate their employment at any time, the loss of these individuals could harm our business, operating results and financial condition, especially if we are not successful in developing adequate succession plans.

In recent years, we have appointed several new executive officers and other senior leaders across multiple functions, and we may experience additional changes in the future. For example, in 2024 and 2025, we appointed a new chief executive officer, a new chief financial officer and a new chief revenue officer. The departure of current or new executive officers, other members of our senior management or other key employees could lead to increased employee attrition, loss of institutional knowledge and other operational disruptions, any of which could harm our business, operating results and financial condition.

We also depend on a relatively small number of employees for certain key roles. For example, we are required to appoint a single designated writing agent for each insurance carrier. A small number of our employees act as writing agents, and each writing agent is responsible for multiple carriers. When a writing agent leaves the company, we need to replace them with another employee who has the necessary health insurance licenses. Due to our national reach and the large number of carriers whose plans are purchased by our members, the process of transitioning writing agents has in the past taken, and may take in the future, a significant period of time. If the transition is not successful, our ability to sell health insurance plans may be interrupted, our agency relationship with particular insurance carriers may be terminated, our commission payments could be discontinued or delayed and, as a result, our business, operating results and financial condition could be harmed.

Our operations in China involve risks that could increase expenses and expose us to increased liability.

Our subsidiary in China supports certain operational functions, including the maintenance and updates of our ecommerce platform. As a result, we are subject to different and evolving laws, rules and regulations, including intellectual property, privacy, data transfer, data security, anti-bribery and anti-corruption, labor, tax, and foreign exchange rules in both China and the United States. For example, U.S. restrictions on providing certain “covered persons” and “countries of concern” with access to broadly defined categories of U.S. sensitive personal data and U.S. government-related data took effect on April 8, 2025. We have relocated certain China-based functions back to the United States to comply with these restrictions, but additional restrictions could further impact our business activities in China. U.S. and Chinese trade laws may also impose additional restrictions on the transfer of programming or technology. Any significant disruptions involving third-party communications that we use with our employees in China could also impair our operations. These laws, regulations and standards are complex, ambiguous and subject to change or interpretation, creating uncertainty and increasing enforcement risks and compliance costs. Violation of applicable laws and regulations could damage our brand and our relationship with our health insurance carriers and could result in regulatory enforcement actions or the imposition of civil or criminal penalties and fines. If health insurance carriers with which we partner develop concerns about our China operations, they could limit or terminate their relationships with us, despite additional security and operational measures and we have taken.

Our business may also be adversely impacted by changes in China’s economic or political environment, the relationship between China and the United States or other countries, or other events or circumstances such as geopolitical issues, natural disasters or armed conflict. Any material deterioration in U.S.-China relations could require us to relocate additional aspects of our operations in China or close our operations in China entirely, which could be time-consuming, expensive, disruptive and harmful to our business, operating results and financial condition.

Our self-insurance programs may expose us to significant and unexpected costs and losses.

To help control our long-term employee health benefit costs, we began self-insuring a substantial portion of our U.S. employee health insurance benefits in 2023. To limit our exposure, we have third-party stop-loss insurance coverage which sets a limit on our liability for claim costs. We record a liability for our estimated cost of U.S. claims incurred but not yet paid as of each balance sheet date. Our estimated liability is based on assumptions we believe to be reasonable under the current circumstances and is adjusted as circumstances change. It is possible, however, that our actual liabilities exceed our estimates of losses. We may also experience an unexpectedly large number of claims that result in costs or liabilities in excess of our projections, which could cause us to record additional expenses. Our self-insurance reserves could prove to be inadequate, resulting in liabilities in excess of our available insurance and self-insurance. If a successful claim is made against us and is not covered by our insurance or exceeds our policy limits, our business may be negatively and materially impacted. Our exposure to these unexpected costs and losses could have a material adverse effect on our business, operating results and financial condition.

Risks Related to Laws and Regulations

Changes and developments in the health care industry or system, including changes in laws and regulations, could harm our business, operating results and financial condition.

The success of our business depends upon the private sector of the U.S. health insurance system, including the Medicare program, which is subject to a continuously evolving regulatory environment at both the federal and state levels. Changes and developments in the U.S. health insurance system or Medicare program could reduce demand for our services and harm our business. Ongoing health care reform efforts may expand the role of government-sponsored coverage, including proposals for single payer or so called “Medicare-for-All” or other proposals that could reduce or eliminate the market for the health insurance products we currently offer. Some proposals would seek to eliminate the private marketplace while others would expand government-sponsored options, increase government oversight or competition, or reduce the fees or commissions payable to brokers under the Medicare program. Other proposals could increase the role of the private sector in health care but may be implemented in ways that reduce our role in helping consumers select and enroll in insurance plans.

We cannot predict the full impact of health care reform initiatives or other regulatory changes on our operations due to uncertainty around if, when and how any proposals may be enacted or implemented. If laws, regulations or rules are adopted to eliminate or reduce private sources of health insurance or Medicare plans are adopted, or otherwise reduce our role in connecting consumers with insurance plans, demand for our services could be adversely impacted, and our business, operating results and financial condition could be harmed.

In recent years, the Medicare sector has also experienced industry-driven changes, including a gradual shift towards market consolidation and rationalization, a heightened focus on enrollment quality and profitability, and a greater emphasis on longer-term member relationships. These trends were prompted in part by regulatory changes, rising health care costs and other industry developments such as Medicare STAR rating methodology changes. Each year, CMS publishes reimbursement rates for the Medicare Advantage program, and even if such rates are deemed more favorable, there remains significant uncertainty as to whether such rates would be sufficient for carriers to cover margins or maintain their plan strategies without further disruptions in their benefit offerings, premiums, geographic coverage or business goals.

We expect the Medicare market to remain fluid for the foreseeable future. The election of President Trump and Republican control of both houses of Congress have resulted in significant changes and may continue to create uncertainty with respect to legislation, regulation, implementation and potential repeal of laws and rules related to government health programs, including Medicare, Medicaid and the Affordable Care Act. For example, President Trump has issued various executive orders reversing several Biden administration health care policies, and additional executive orders may be forthcoming. Congress has also passed the One Big Beautiful Bill Act (OBBBA) in July 2025, which makes considerable changes to federal Medicaid financing. President Trump and other policymakers may consider additional legislative proposals impacting Medicaid, Medicare, the Affordable Care Act and other entitlement programs, such as reducing, eliminating or allowing certain subsidies to expire. We also expect continued proposals targeting reimbursement methodologies and individual eligibility criteria for government health care programs. In addition, initiatives launched by the Trump administration and legislative bodies continue to focus on improving efficiency and reducing waste, fraud and abuse of government resources. While we cannot predict the full impact of these initiatives, changes to CMS spending could impact beneficiary experiences and could ultimately adversely impact our business, operating results and financial condition.

The marketing and sale of health insurance plans, including Medicare plans, are subject to numerous, complex and frequently changing laws, regulations and guidelines. Non-compliance with or changes in such requirements, or changes in their interpretation or enforcement, could harm our business, operating results and financial condition.

The U.S. healthcare industry is highly regulated and subject to numerous, complex, and frequently changing laws, regulations and guidelines both at the federal and state levels. Compliance with these evolving requirements may involve significant costs, delays our ability to go to market with new marketing and product initiatives and strategies or require us to change our business practices, which could adversely impact our business, operating results and financial condition. Non-compliance could also result in fines, damages, restrictions on our business, damage to our reputation and other adverse consequences. In particular, the marketing and sale of Medicare Advantage and Medicare Part D prescription drug plans are primarily regulated by CMS while Medicare Supplement plans are primarily regulated by state departments of insurance. The laws and regulations governing the marketing and sale of Medicare plans are numerous, ambiguous, complex and updated frequently, particularly with respect to regulations and guidance issued by CMS for Medicare Advantage and Medicare Part D prescription drug plans. We have altered, and likely will have to continue to alter, our marketing and sales processes to comply with these requirements.

Health insurance carriers whose Medicare plans we sell must approve our websites, advisor enrollment center call scripts and a large portion of our marketing materials before we may use them to market and sell Medicare plans to Medicare-eligible individuals as an insurance agent. We are also required to file many of these materials on a regular basis with CMS. Certain aspects of our Medicare plan marketing partner relationships have been and will continue to be subject to review by CMS, state departments of insurance and health insurance carrier review, who may object to, or decline to approve or later determine that certain aspects of our online platforms, sales function or marketing materials and processes relating to our Medicare-related business are not in compliance with legal requirements. CMS also scrutinizes health insurance carriers whose Medicare plans we sell, and carriers may be held responsible for actions that we, our agents and our partners take, including marketing materials and actions that lead to complaints or disenrollment.

Health insurance carriers are increasingly evaluating broker performance based on enrollment quality, including complaint rates, retention, consumer satisfaction and volumes. As a result, health insurance carriers may terminate their relationship with us or require us to take corrective actions if our Medicare product sales, marketing and operations are not in compliance with legal requirements or give rise to excessive complaints. The termination of or change in our relationships with health insurance carriers could reduce the products we are able to offer, result in reduced commissions for past or future sales and otherwise harm our business, operating results and financial condition. Changes to the laws, regulations and guidelines, or enforcement practices relating to the sale of health insurance plans or related products and services could impact the manner in which we conduct our business, our ecommerce platforms or our sale of Medicare plans and other products, or restrict certain aspects of our revenue-generating activities, any of which could harm our business, operating results and financial condition.

We have received, and may in the future receive, inquiries from CMS or state departments of insurance regarding our marketing and business practices and compliance with laws and regulations. Government inquiries and proceedings could adversely impact our licenses, require payment of fines, require us to modify our practices, result in litigation and otherwise harm our business, operating results and financial condition.

Each year, CMS issues new rules relating to Medicare plans that may materially impact our operations. For example, for calendar year 2026, CMS announced that it is deferring taking actions on certain marketing provisions but the rule requiring the incorporation of the provider directory data was adopted in the second issuance of the calendar year 2026 final rules. CMS may evaluate these deferred provisions for future rulemaking. These additional requirements, if enacted, may improve the efficiency and competitiveness of government-led exchanges and marketplaces, may impact the viability of marketing partnerships that we use, may increase the chance of related litigation, and could impede or otherwise harm our business, operating results and financial condition.

In addition, each state regulates its insurance market, including by regulating the ability of insurance companies to set premiums and restrictions on how brokers and agents such as eHealth may compete, such as prohibitions on offering price reductions and rebates or certain marketing practices. The laws and regulations governing the offer, sale and purchase of health insurance are complex and subject to change, and future changes may be adverse to our business. For example, a long-standing provision in most applicable state laws that we believe benefits our business is that, once health insurance premiums are set by the carrier and approved by state regulators, they are fixed and not generally subject to negotiation or discounting by insurance carriers or agents. Additionally, state regulations generally prohibit carriers, agents and brokers from providing financial incentives, such as rebates, to their members in connection with the sale of health insurance. As a result, we do not currently compete with carriers or other agents and brokers on the price of the health insurance plans offered on our website. Changes in, or enforcement of, or compliance with, these regulations could impact consumers’ demand for our services or cause health insurance carriers to lower our commission rates, which could reduce our revenue. Our business, operating results and financial condition may be materially and adversely affected if we are unable to adapt to regulatory changes.

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

We are required to maintain a valid license in each state in which we transact health insurance business and to adhere to sales, documentation and administration practices specific to that state. We must maintain our health insurance licenses to continue selling plans and to continue to receive commissions from health insurance carriers. In addition, each employee who transacts health insurance business on our behalf must hold a valid license in one or more states. Because we maintain licenses in all 50 states and the District of Columbia, compliance with health insurance-related laws, rules and regulations is complex and costly.

State insurance departments generally have broad authority to, among other things:

•grant, limit, suspend and revoke licenses to transact insurance business;
•conduct inquiries into the insurance-related activities and conduct of agents and agencies;
•require and regulate disclosure in connection with the sale and solicitation of health insurance;
•regulate how, by whom and under what circumstances insurance premiums can be quoted and published and policies sold;

•approve which entities may receive commissions from carriers and the circumstances under which they may be paid;
•regulate the content of insurance-related advertisements, including websites and other marketing practices;
•approve policy forms, require specific benefits and benefit levels, and regulate premium rates;
•impose fines and other penalties; and
•impose continuing education requirements.

Given the complexity, periodic modification and differing interpretations of insurance laws and regulations, we may not always have been, and may not always be, in full compliance. New laws, regulations and guidelines also may not be compatible with the sale of health insurance over the internet, the use of modern technologies such as artificial intelligence, or certain aspects of our platform or marketing or sale practices. Any failure to comply with applicable insurance laws, regulations or guidelines, or other laws and regulations relevant to our business, could result in significant liability, additional department of insurance licensing requirements, required modification of our advertising or business practices, changes to our technology or platforms, suspension or revocation of our licenses to sell health insurance, termination of carrier relationships, loss of commissions and/or our inability to sell health insurance plans. Any such consequences could harm our business, operating results and financial condition.

Moreover, an adverse regulatory action in one jurisdiction could result in penalties and negatively affect our license status, business or reputation in other jurisdictions, due to the requirement that adverse regulatory actions in one jurisdiction be reported to other jurisdictions. Even if allegations in any regulatory or other action are ultimately found to be false, any surrounding negative publicity could undermine confidence among consumers, marketing partners or health insurance carriers and significantly damage our brand. In addition, as we expand our product offerings, we may become subject to additional laws and regulations.

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

Risks Related to Technology, Cybersecurity and Data Privacy

Our business depends on our ability to maintain and improve functioning information technology systems that support our ecommerce platform and advisor enrollment center operations, particularly during key health care enrollment periods.
Our ability to service consumers depends on the performance and stability of our ecommerce platform and advisor enrollment center operations, including telephony, call recording, customer relationship management and other systems and technologies, some of which are provided by third parties. These systems have experienced temporary failures in the past and may experience disruptions due to systems upgrades, outages, increased remote work or other events. If we experience operational failure or prolonged interruption of these systems and technology or if we are unable to handle increased volume, our business, operating results and financial condition would be harmed.

The performance, reliability and availability of our ecommerce platform, cloud contact center and underlying network infrastructures are critical to our financial results, brand and relationship with members, marketing partners and health insurance carriers. Although we regularly enhance our platforms and system infrastructure, system failures and interruptions may occur. If these failures or interruptions occur during the Medicare annual enrollment period, the Medicare Advantage open enrollment period or during the open enrollment periods, the negative impact would be particularly pronounced.

We rely in part upon third-party vendors, including cloud infrastructure and bandwidth providers and our telephone and call recording systems providers, to operate our ecommerce platform and advisor enrollment centers. Consumers using our website and accessing our services depend upon online, mobile and other service providers, and our remote employees rely on third-party vendors to access our systems and tools. We cannot predict whether additional network capacity will be available from these vendors as we need it, and our network or our suppliers’ networks might be unable to achieve or maintain a sufficiently high capacity of data transmission. Any significant interruption in access to our advisor enrollment centers or our website could impair our business, damage our reputation and our relationships with insurance carriers, marketing partners and existing and potential consumers. Our business operations may also be disrupted if our employees are unable to work from home effectively as a result of technical difficulties experienced by these service providers. Many of these service providers have experienced significant outages, delays and other difficulties in the past and could experience them in the future.

Our and our vendors’ facilities, databases and systems are also vulnerable to damage or interruption from human error, fire, floods, earthquakes and other natural disasters, power loss, telecommunications failures, physical or electronic break-ins, computer viruses, cyberattacks, acts of terrorism, other attempts to harm our systems and similar events. Any of these factors could harm our business, operating results and financial condition. In addition, any loss of data could result in loss of customers and subject us to potential liability.

Our business is subject to security risks. Any successful cyberattack or security breach, or our inability to safeguard the confidentiality and integrity of the data we hold could harm our business, operating results and financial condition.

Maintaining the security of our products and services is critical for us, our consumers, and the health insurance carriers we work with. Although we take precautions, we cannot guarantee that our facilities and systems, or those of our third-party service providers, will be free from security breaches, cyberattacks, acts of vandalism, computer viruses, malware, misplaced or lost data, programming or human errors, or other similar events. Any security breach may require us to expend significant resources to detect, protect, mitigate and remediate problems caused by such security breach.

Techniques used to obtain unauthorized access or to sabotage systems evolve rapidly. For example, attackers increasingly use artificial intelligence and machine learning to launch more automated, targeted and coordinated attacks. As a result, we may be unable to anticipate emerging techniques or implement adequate preventative measures in advance. As more companies and individuals work remotely and otherwise conduct business online, the likelihood and potential severity of cybersecurity incidents have increased.

Any actual or perceived compromise of our security or that of any of our third-party service providers could compromise our systems or data, damage our reputation, disrupt relationships with government-run health insurance exchanges and marketplaces, members, marketing partners or health insurance carriers, reduce demand for our services, and subject us to significant liability, costs, regulatory actions or lawsuits. These actual or perceived breaches of our security measures, or the accidental loss, inadvertent disclosure, or unauthorized dissemination of proprietary, sensitive, personal, or confidential information about us, our employees, our customers, or their end users, could expose us to a risk of loss or misuse of information, our employees, our customers or other individuals and could result in litigation, liability or fines, costly and time-intensive notification requirements, governmental inquiries or oversight, loss of customer or consumer confidence and other harms. Any of these events could harm our business, damage our brand and reputation, and require substantial time and resources to mitigate and remediate these impacts.

Increasing regulatory focus on privacy and data security issues and expanding laws could impact our business and expose us to increased liability.

Our business is subject to emerging privacy laws at both the state and federal levels that create compliance challenges. Our services involve the collection, storage and transmission of confidential and certain sensitive information, including personally identifiable information of our consumers. We also hold a significant amount of personal information relating to our current and former employees. As a result, we are subject to various state and federal laws and contractual requirements regarding the access, use and disclosure of personal information.

Compliance with state and federal privacy-related laws, particularly state legislation such as the California Consumer Privacy Act and its amendments, and increasingly robust industry standard security frameworks may result in cost increases due to increased needs for privacy compliance, oversight and monitoring, and the development of new processes to effectuate and demonstrate compliance. Potential non-compliance by us or third-party service providers, and enforcement actions, may result in increased costs to our business and reputational harm. The privacy and cybersecurity legislative landscape is rapidly evolving at both the state and federal levels, creating challenges for businesses seeking to comply with the new requirements. These changes may impact the way we conduct our business and may harm our business, operating results and financial condition.

Any perception that our practices, products or services violate individual privacy or data protection rights may subject us to public criticism, class action lawsuits, reputational harm, or investigations or claims by regulators, industry groups or other third parties. If additional data privacy or data security laws are implemented, or if our health insurance carriers or other partners impose additional privacy or data security requirements, we may not be able to comply with such requirements in a timely and cost-effective manner. Failure to timely implement required changes could result in our inability to sell health insurance plans in a particular jurisdiction or for a particular health insurance carrier or could subject us to liability for non-compliance. Any of these factors could damage our business, operating results and financial condition. Health insurance carriers may also require us to comply with additional privacy and data security standards in order to market and sell insurance plans on their behalf. Compliance with privacy and data security standards is regularly assessed, and we may not always be compliant with their standards. If we are not in compliance, we may not be able to accept information from consumers, and our relationship with carriers could be adversely impacted or terminated, which could harm our business, operating results and financial condition.

Issues relating to the use of new and evolving technologies, such as AI, in our business operations could result in liability, reputational harm and an adverse impact on our business, operating results and financial condition.

We have begun utilizing our AI Center of Excellence to help guide and prioritize our AI and technology initiatives and have started implementing AI-based voice, non-licensed agents to help streamline the health insurance selection process. These AI-based voice agents initiate the customer intake process, gather personal information, check initial eligibility and communicate necessary disclosures. Utilizing AI-based voice agents has so far contributed to a reduction in the wait time for consumers and enhanced customer experience. However, social, ethical and operational issues relating to the use of AI in our business operations could expose us to liability, reputational harm and additional costs. If our AI implementation, deployment or governance is ineffective or inadequate, incidents may occur that impair the public acceptance of AI use, cause harm to individuals, customers or society, or cause our operations to not function as intended or produce unintended outcomes. Also, the use of third party models may pose security and privacy risks. Jurisdictions around the world are developing and enacting new laws and regulations that apply specifically to the use of AI. These regulations and the evolving AI regulatory environment could, among other impacts, result in inconsistencies among AI regulations and frameworks across jurisdictions, increase our compliance, governance and research and development costs and increase our exposure to claims related to our use of AI.

We may not be able to adequately protect our intellectual property, which could harm our business, operating results and financial condition.

Our intellectual property is an essential asset of our business, and we believe that our technology provides a competitive advantage in the distribution of Medicare-related, individual, family and small business health insurance. We rely on a combination of patent, copyright, trademark and trade secret laws in the United States and other jurisdictions, as well as confidentiality procedures and contractual provisions, to establish and protect our intellectual property rights. Our efforts to protect our intellectual property may need to be revised or may ultimately prove insufficient, and our trademarks or patents may be invalid or unenforceable. Moreover, the law relating to intellectual property is not as developed in China, and our intellectual property rights may not be as respected or enforceable in China as they are in the United States. We may not be effective in policing unauthorized use of our intellectual property, trade secrets and other confidential information. Even if we do detect violations, litigation may be necessary to enforce our intellectual property rights. Any such enforcement efforts we undertake, including litigation, could be time-consuming and expensive, could divert our management’s attention and may result in a court determining that our intellectual property or other rights are unenforceable. If we are not successful in cost-effectively protecting our intellectual property rights, trade secrets and confidential information, our business, operating results and financial condition could be harmed.

Risks Related to Finance, Accounting and Tax Matters

If commission or other member data reports we receive from carriers are inaccurate or not sent to us in a timely manner, our business and operating results could be harmed, and we may not recognize trends in our membership and accurately estimate membership as of a specific date.

We rely on health insurance carriers to timely and accurately report the commissions we earn, and we calculate our commission revenue, prepare our financial reports, projections and budgets, and direct our marketing and other operating efforts based on the reports we receive from health insurance carriers.

We have implemented controls to assess the completeness and accuracy of the data received, whereby we apply judgment and make estimates based on historical data and current trends to evaluate whether commissions due to us are being reported accurately. We also conduct reconciliation procedures with carriers on an ongoing basis to identify and resolve potential discrepancies. For instance, during the reconciliation process, we may determine that we did not receive commissions owed to us. Conversely, carriers may require us to return commissions paid in a prior period due to plan cancellations for members we previously estimated as being active. If carriers inaccurately or belatedly report the amount of commissions due to us, we may not be able to collect and recognize revenue to which we are entitled, which could harm our business, operating results and financial condition. Inaccuracies in the reporting from and reconciliations with carriers may also impact our estimates of constrained LTV or our estimates of commission revenue for future periods, which are based on historical trends, including trends in contracted commission rates and expected plan cancellations.

We also depend on carriers and others for membership data. Many carriers do not directly report member cancellations to us, which makes it difficult for us to determine the impact of current conditions on our membership retention and to accurately estimate membership as of a specific date. The majority of our members who terminate their plans stop making their insurance premium payments or notify the carrier directly, rather than notifying us. As a result, we must infer cancellations from commission reports that carriers provide by analyzing whether member premium payments to the carrier have ceased for a period of time, and we may not learn of cancellations for several months. For our small business membership, groups typically notify the carriers of policy cancellations and changes in group size, but carriers often do not provide us this information. As a result, it can take a significant time for us to learn of group cancellations or changes in group membership, sometimes as long as until the time of the group’s annual renewal.

Given the number of months required to observe non-payment of commissions in order to confirm cancellations, we estimate the number of active members as of a specified date. After we have estimated membership for a period, we may later receive information from carriers that would have changed those estimates had we received it earlier. For example, we may receive commission payments or other information indicating that a member who was excluded in our estimates for a prior period was in fact active, or that a member who was included in our estimates was not. In particular, during Medicare annual enrollment and other open enrollment periods, carriers often face a significant increase in transaction volume and may be delayed in providing information as a result, further impairing the accuracy of our membership estimates. As a result, our actual membership could be materially different from our estimates, particularly if current trends in membership cancellation are inconsistent with past cancellation trends that we use to estimate our membership or if carriers subsequently report changes to the commission payments that they previously provided to us. If our actual membership is different from our estimates, the constrained LTV component of our revenue recognition model could also be inaccurate, including inaccurate plan duration assumptions. Additionally, this may result in delayed or inaccurate information regarding member retention trends.

In addition to member cancellation information, various circumstances, such as changes in timing of enrollment periods, the ability of enrollees to change plans outside of the Medicare annual enrollment period, referral sources, member enrollment experience and other factors specific to our business, could cause the assumptions and estimates that we make in connection with estimating our membership to be inaccurate, which could negatively affect our business, operating results and financial condition.

Our agreements with our lender and our convertible preferred stock investor contain restrictions that impact our business and expose us to risks that could materially adversely affect our liquidity and financial condition.

On December 31, 2025, we entered into a revolving credit agreement with CCP Agency, LLC, as agent and other lenders party thereto (the “Revolving Credit Agreement”). The Revolving Credit Agreement provides for a new asset-based revolving credit facility (the “Revolving Credit Facility”) with aggregate commitments of up to $125.0 million. The Revolving Credit Agreement contains certain mandatory prepayment triggers and imposes certain covenants and restrictions on our business and our ability to obtain additional financing.

The Revolving Credit Agreement contains customary affirmative covenants, including covenants regarding the payment of taxes and other obligations, maintenance of insurance, reporting requirements and compliance with applicable laws and regulations. It also contains customary negative covenants that limit our ability to, among other things: (i) incur additional debt or issue certain preferred stock; (ii) pay dividends, redeem stock, or make other distributions; (iii) make other restricted payments or investments; (iv) grant liens or security interests on assets; (v) transfer or sell assets; (vi) create restrictions on payment of dividends or other amounts; (vii) engage in mergers or consolidations; or (viii) engage in certain transactions with affiliates, in each case, subject to certain carveouts and exceptions.

Further, the Revolving Credit Agreement requires that we maintain a maximum total leverage ratio, a minimum unrestricted cash balance and a minimum lifetime value to acquisition cost ratio, each as defined in the Revolving Credit Agreement. The events of default under the Revolving Credit Agreement include, among other things and subject to grace periods in certain instances, payment defaults, cross defaults with certain other material indebtedness, breaches of covenants, material inaccuracies of representations and warranties, changes in control of our company, certain bankruptcy and insolvency events with respect to us and our subsidiaries, a restriction on all or a material portion of our business and the indictment of us or any subsidiary (or any senior officer thereof), or criminal or civil proceedings against the same, which could result in a forfeiture of a material portion of our and our subsidiaries’ properties.

If we experience a decline in cash flow due to any of the factors described in this Risk Factors section or otherwise, we could have difficulty paying interest and principal amounts due on our indebtedness and meeting the financial covenants set forth in our Revolving Credit Agreement. If we are unable to generate sufficient cash flow or otherwise obtain the funds necessary to make required payments, or if we fail to comply with the covenants in the Revolving Credit Agreement, we could be in default. Any default that is not waived by the lender could result in the acceleration of the obligations under the Revolving Credit Agreement and an increase in the applicable interest rate under the credit facility. It would also permit our lender to exercise rights and remedies with respect to all of the collateral that is securing the Revolving Credit Agreement, which includes substantially all of our assets. Any such default could materially adversely affect our liquidity and financial condition.

On February 17, 2021, we entered into an investment agreement with Echelon Health SPV, LP (“H.I.G.”), pursuant to which H.I.G. purchased 2.25 million shares of Series A convertible preferred stock (“Series A Preferred Stock”) for an aggregate price of $225.0 million (the “H.I.G. Investment Agreement”). The H.I.G. Investment Agreement contains certain negative operating covenants that will remain in effect for so long as H.I.G. continues to own at least 30% of the shares of Series A Preferred Stock originally issued to it. The Company is required to maintain an Asset Coverage Ratio and a Minimum Liquidity Amount (in each case, as defined in the H.I.G. Investment Agreement). Failure to maintain the Minimum Asset Coverage Ratio or the Minimum Liquidity Amount as of the date or the time period required by the H.I.G. Investment Agreement, for as long as H.I.G. continues to own at least 30% of the Series A Preferred Stock originally issued to it in the private placement, entitles H.I.G., subject to conditions and restrictions specified therein, to additional rights, including the right to nominate one additional member to our Board of Directors, the right to approve our annual budget, the right to approve the hiring or termination of certain key executives and the right to approve the incurrence of certain indebtedness. On December 31, 2025, in connection with our entry into Revolving Credit Agreement, we entered into a first amendment to the H.I.G. Investment Agreement (the “H.I.G. Investment Agreement Amendment”), which amends the H.I.G. Investment Agreement to, among other things, explicitly permit entry into, borrowings under, and refinancing of the Revolving Credit Facility up to the initial $125.0 million in Aggregate Revolving Loan Commitments, as defined in the Investment Agreement Amendment, plus in the case of refinancings, certain additional amounts, and add a liquidity covenant substantially similar to the covenant provided for in the Revolving Credit Agreement (the “Liquidity Covenant”), with the sole remedy for breach of the liquidity covenant being a 2.00% increase in the paid-in-kind dividend rate. We have not met the Minimum Asset Coverage Ratio since the September 30, 2023 measurement date and as of November 30, 2024, we were no longer in compliance with the Minimum Liquidity Amount. As of December 31, 2025, H.I.G. continued to own at least 30% of the shares, and we were in compliance with the Liquidity Covenant.

These restrictions could materially adversely affect our business by, among other things, limiting our ability to take advantage of financings, mergers, acquisitions and other corporate opportunities that may be beneficial to the business and other stockholders. Even if the Revolving Credit Agreement were terminated, any additional debt we may incur in the future may subject us to similar or additional covenants, and any future investment or financing arrangement may likewise impose similar or additional covenants on our operations.

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

Our revolving credit facility under the Comvest Agreement matures in December 2028. Our ability to refinance our existing or future indebtedness will depend on the capital markets, including prevailing interest rates, and our financial condition and performance, which, among other things, is subject to economic, financial, competitive and other factors beyond our control. In addition, our Revolving Credit Agreement and the H.I.G. Investment Agreement contain restrictions that limit our ability to incur additional indebtedness, issue certain types of equity securities with rights and preferences senior to or pari passu with our Series A Preferred Stock, make certain types of investments or obtain additional financing. Pursuant to the terms of the H.I.G. Investment Agreement, we are currently required to obtain the consent of H.I.G. in order to incur certain indebtedness, which could limit our ability to obtain additional financing. If we are unable to refinance our existing or future indebtedness, obtain adequate financing or obtain financing on terms satisfactory to us when we require it, we may default on our existing or future indebtedness, and our ability to continue to pursue our business objectives and to respond to business opportunities or challenges could be harmed, and our business, operating results and financial condition could be materially and adversely affected.

If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements could be impaired, which could adversely affect our operating results, our ability to operate our business and our stock price.

We operate a complex business, and ensuring that we have adequate internal control over financial reporting and adequate accounting controls and procedures in place to help ensure that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. This process is complicated by the expansion of our business operations and changing accounting requirements. Our management, including our chief executive officer and chief financial officer, does not expect that our internal control over financial reporting will prevent all errors or all fraud. No matter how well designed and operated, any control system can provide only reasonable, not absolute, assurance that its objectives will be met. The design of a control system is subject to inherent limitations, including resource constraints and cost-benefits considerations.

Furthermore, controls can be circumvented by individuals or through collusion, or by management override of the controls. Over time, controls may become inadequate due to changes in our operations or deterioration in compliance with policies or procedures. As a result, misstatements due to error or fraud may occur and not be detected.

We cannot assure that significant deficiencies or material weaknesses in our internal control over financial reporting will not be identified in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in significant deficiencies or material weaknesses, impact our ability to timely meet our periodic reporting obligations or result in material misstatements in our financial statements. Any such failure could also adversely affect management’s periodic evaluations and annual auditor attestation reports regarding disclosure controls and the effectiveness of our internal control over financial reporting required under Section 404 of the Sarbanes-Oxley Act of 2002 and the rules promulgated thereunder. The existence of a material weakness could result in errors in our financial statements that may require a restatement of financial statements, delay our reporting obligations and undermine investor confidence in our reported financial information, which could lead to a decline in our stock price and expose us to potential litigation.

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

We have net operating loss carryforwards for federal and state income tax purposes to offset future taxable income. Certain of our federal and state net operating loss carryforwards begin expiring in 2034 and 2026, respectively. A lack of future taxable income would adversely affect our ability to utilize these net operating loss carryforwards. In addition, utilization of the net operating loss carryforwards may be subject to a substantial annual limitation due to ownership changes that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), and similar state provisions. These ownership change limitations may limit the amount of net operating loss carryforwards and other tax attributes that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change” as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points (by value) of the outstanding stock of a company by certain stockholders. Our ability to use the remaining net operating loss carryforwards may be further limited if we experience a Section 382 ownership change as a result of future changes in our stock ownership.

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

The trading price of our common stock has, and may continue to, fluctuate or decline significantly in response to numerous factors, including those described in this Risk Factors section, many of which are beyond our control and may not directly relate to our operating performance. As a result, investors may lose all or part of their investment.

Factors that could cause fluctuations in the trading price of our common stock include, among other things:

•price and volume fluctuations in the overall stock markets, including as a result of inflation, political or geopolitical instability, or public or market reactions thereto, including any prolonged government shutdown;
•volatility in the market prices and trading volumes of shares of companies in our industry, including our competitors, or the broader technology sector;
•new debt and/or equity financings that we undertake to raise additional capital;
•strategic transactions or partnerships that we may enter into;
•new or changes in laws, regulations or regulatory interpretations applicable to our business, including those relating to the health care industry or the marketing and sale of Medicare plans;
•actual or anticipated changes in our operating results or business growth;
•changes in operating performance and stock market valuations of technology or insurance brokerage companies generally and of our competitors, as well as general market trends affecting these sectors;
•changes or discontinuation of coverage by securities analysts, changes in financial estimates by any securities analysts who follow our company or our failure to meet these estimates or the expectations of investors;
•sales of shares of our common stock by us or our stockholders, or the perception that such sales may occur;
•announcements by us or our competitors regarding new products or services or other material developments;

•public reactions to our press releases, other public announcements or our filings with the SEC;
•rumors, market speculation or third-party commentary or reports involving us or other companies in our industry, whether accurate or inaccurate;
•actual or anticipated developments in our business, our competitors’ businesses or the competitive landscape generally;
•our ability to control costs, including our operating expenses;
•litigation, regulatory proceedings or government investigations involving us or others in our industry;
•developments or disputes concerning our intellectual property or other proprietary rights;
•announced or completed acquisitions of businesses or technologies by us or our competitors;
•changes in accounting standards, policies, guidelines, interpretations, or principles;
•significant change in our management;
•adverse events or perceptions affecting the U.S. or international financial systems;
•the imposition of tariffs or other significant changes in relations between the United States and other countries in which we operate our business; and
•general economic conditions, political instability and slow or negative growth of our markets.

In addition, the stock market in general, and the market for technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those affected companies. Broad market and industry factors may materially affect the market price of our common stock, regardless of our actual results of operations or financial condition. Additionally, as a public company, we face the risk of shareholder lawsuits, particularly if we experience declines in the price of our common stock. In the past, following periods of volatility in the overall market and the market prices of a particular company’s securities, securities class action lawsuits have often been instituted against affected companies. We have been, and may in the future be, subject to such litigation. Any such claims, whether or not successful, could result in substantial costs and divert management’s attention and other resources.

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

H.I.G., the initial purchaser and the current holder of our Series A Preferred Stock, has (i) a liquidation preference, (ii) rights to dividends, which are senior to all of our other equity securities, (iii) redemption rights beginning on April 30, 2027, (iv) the right to require us to repurchase any or all of their Series A Preferred Stock in connection with certain change of control events and (v) conversion price adjustments in connection with certain corporate transactions, each subject to the terms, conditions and exceptions contained in the certificate of designations for the Series A Preferred Stock. These dividend and share repurchase and redemption obligations could adversely impact our liquidity and reduce cash available for working capital, capital expenditures, growth opportunities, acquisitions, and other corporate purposes.

The H.I.G. Investment Agreement entitles H.I.G. to nominate one board member so long as it owns at least 30% of the common stock issuable or issued upon conversion of the Series A Preferred Stock originally issued to it. The director designated by H.I.G. is also entitled to serve on committees of our Board of Directors, subject to applicable law and stock exchange requirements.

The H.I.G. Investment Agreement also contains certain negative operating covenants that remain in effect for so long as H.I.G. continues to own at least 30% of the shares of Series A Preferred Stock originally issued to it. We are required to maintain an Asset Coverage Ratio and a Minimum Liquidity Amount (in each case, as defined in the H.I.G. Investment Agreement). Failure to maintain the Minimum Asset Coverage Ratio or the Minimum Liquidity Amount covenants may entitle H.I.G., subject to conditions and restrictions specified therein, to additional rights, including the right to nominate one additional member to our Board of Directors. The interests of any director designated by H.I.G. may differ from the interests of our security holders as a whole or of our other directors. If the additional rights are used by H.I.G., it could be distracting to our management and disruptive to our operations or hinder our ability to execute our operational and strategic plans. The terms of the H.I.G. Investment Agreement could also limit our ability to obtain additional financing or increase our borrowing costs.

In connection with the Revolving Credit Agreement, we entered into a First Amendment to the H.I.G. Investment Agreement (the “Investment Agreement Amendment”), which amends the H.I.G. Investment Agreement to, among other things, (i) explicitly permit entry into, borrowings under, and refinancing of the Revolving Credit Facility up to the initial $125.0 million in aggregate revolving loan commitments, plus in the case of refinancings, certain additional amounts, (ii) add a liquidity covenant substantially similar to the covenant provided for in the Revolving Credit Facility, with the sole remedy for breach of the liquidity covenant being a 2.00% increase in the paid-in-kind dividend rate for the Series A Preferred Stock in the event that the Company breaches the liquidity covenant, (iii) establish H.I.G.’s rights with respect to a new strategy committee of the Company’s board of directors, including the right to designate one member and an observer to the committee, and (iv) provide certain additional governance and covenant protections to H.I.G., including with respect to additional debt incurrence and information rights related to the Company’s annual budget. These restrictions could further limit our ability to obtain additional financing or increase our borrowing costs.

The preferential rights held by H.I.G. may result in interests that differ from those of our common stockholders. Furthermore, a sale of our company, as a change of control event, may require us to repurchase Series A Preferred Stock, which could have the effect of making an acquisition of our company more expensive and could deter transactions that might otherwise benefit our stockholders.

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

Our bylaws designate a state or federal court located within the State of Delaware and the federal district courts for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.

Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the sole and exclusive forum for (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, stockholders, officers or other employees to us or our stockholders, (3) any action arising pursuant to any provision of the Delaware General Corporation Law, our certificate of incorporation or our bylaws or (4) any other action asserting a claim that is governed by the internal affairs doctrine shall be the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, another State court in Delaware or the federal district court for the District of Delaware), except for any claim as to which such court determines that there is an indispensable party not subject to the jurisdiction of such court (and the indispensable party does not consent to the personal jurisdiction of such court within ten days following such determination), which is vested in the exclusive jurisdiction of a court or forum other than such court or for which such court does not have subject matter jurisdiction. This provision would not apply to any action brought to enforce a duty or liability created by the Securities Act or the Exchange Act, as amended, and the rules and regulations thereunder. Unless we consent in writing to the selection of an alternate forum, the U.S. federal district courts shall be the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act.

The exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum of its choosing for disputes with us or our current or former directors, officers, stockholders or other employees, which may discourage such lawsuits against us and our current and former directors, officers, stockholders and other employees. Alternatively, if a court were to find either exclusive forum provision contained in our bylaws to be inapplicable or unenforceable in an action, we may incur significant additional costs associated with resolving such action in other jurisdictions, all of which could harm our business, operating results and financial condition.

We are a “smaller reporting company,” and the scaled disclosure requirements applicable to smaller reporting companies may make our common stock less attractive to investors.

We are a “smaller reporting company,” or SRC. For so long as we remain an SRC, we are permitted and intend to rely on certain scaled disclosure requirements that are applicable to other public companies that are not SRCs. These scaled disclosure requirements include, but are not limited to, reduced disclosure obligations regarding executive compensation; and being required to provide two years of audited financial statements in our periodic reports, in contrast to other reporting companies, which must provide audited financial statements for three years.

We may choose to take advantage of some or all of the available exemptions. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Macroeconomic and Industry Risks

Our business, operating results and financial condition can be impacted by political events, political instability, trade and other international disputes, geopolitical tensions or natural disasters.

Political events, political instability, trade and other international disputes, geopolitical tensions, conflict, natural disasters, public health issues and other extreme events can have a material adverse effect on the Company and its customers, consumers and other channel partners. For example, the United States has recently enacted and proposed to enact significant new tariffs. Additionally, President Trump has directed various federal agencies to further evaluate key aspects of U.S. trade policy and there have been and may continue to be significant changes to U.S. trade policies, treaties and tariffs. The Trump administration also announced “Trump Rx” and a related website for the direct purchase of certain pharmaceutical products directly from manufacturers on a cash price, non-reimbursed basis in exchange for reduced tariffs. There continues to exist significant uncertainty about the future relationship between the United States and other countries with respect to such trade policies, treaties and tariffs, and the tariff situation remains volatile. For example, a February 20, 2026 ruling from the U.S. Supreme Court invalidated the President’s recent invocation of the International Emergency Economic Powers Act (“IEEPA”) to authorize certain recent tariff actions, and these tariffs were rescinded on February 24, 2026. Details regarding the availability, timing and amount of any refunds remains uncertain and subject to further litigation and legal, regulatory and administrative actions. The U.S. government subsequently announced plans to implement a new global “temporary import surcharge” of 15% on many of the same imported products beginning February 24, 2026, under authorities provided for in Section 122 of the Trade Action of 1974, supplementing non-IEEPA tariff measures. Further tariffs may also be forthcoming following the initiation and completion of additional Section 301 tariff investigations. These developments, or the perception that any of them could occur, could result in the worsening of current global economic conditions and the stability of global financial markets, and may significantly escalate trade tensions and reduce global trade and, in particular, trade between the impacted nations and the United States. As discussed elsewhere in this Risk Factors section, our subsidiary in China provides support for certain aspects of our operations and faces risk related to international disputes and geopolitical tensions. Any new or changes to restrictions can be announced with little or no advance notice, which can create uncertainty. The occurrence of any of these types of events or factors, including, for example, a prolonged government shutdown, could depress economic activity, restrict our access to our operations in China, and have a material adverse effect on our business, operating results and financial condition.

Adverse macroeconomic conditions including slow growth, recession, high unemployment, inflation, financial and credit market disruptions, could materially adversely affect our business, operating results and financial condition.

Customer and consumer demand for our health insurance plan offerings may be impacted by adverse macroeconomic conditions, including slow growth or recession, high unemployment, inflation, market volatility or other negative economic factors. Weak economic conditions can adversely impact consumer confidence and spending and materially adversely affect demand for our products and services. In addition, consumer confidence and spending can be materially adversely affected in response to changes in fiscal and monetary policy, financial market volatility, declines in income or asset values, and other economic factors. In addition, limited liquidity, defaults, non-performance or other adverse developments affecting financial institutions, or perceptions regarding these or similar risks, have in the past and may in the future lead to market-wide liquidity problems. Such adverse developments may impact parties with which we do business and their liquidity. These macroeconomic factors could materially and adversely affect our business, operating results and financial condition. Any disruptions in financial institutions, credit markets and/or the broader financial services industry may lead to market-wide liquidity shortages, may limit our access to preferred sources of liquidity when needed or on terms we find acceptable, and our borrowing costs could increase. An economic or credit crisis could occur and impair credit availability and our ability to raise capital when needed. Changing our business practices in accordance with new or changed restrictions and challenges could be expensive, time-consuming and disruptive to the Company’s operations, and the Company may not be able to effectively mitigate all adverse impacts from such events.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.    CYBERSECURITY

Risk Management and Strategy

At eHealth, information security is everyone’s responsibility, and we value the trust consumers and business partners place in us to protect their sensitive information. We have established policies and processes for assessing, identifying, and managing risk from cybersecurity threats and have integrated these processes into our overall risk management systems and processes.

We are subject to various federal and state privacy and security laws, regulations, and requirements that govern the collection, use, disclosure, protection, and maintenance of the individually identifiable information that we collect from consumers. We regularly assess our compliance with privacy and security requirements and conduct periodic risk assessments to identify cybersecurity threats, as well as assessments in the event of a material change in our business practices that may affect information systems vulnerable to such threats.

Early on, we identified information security as a salient risk as described in Part I, Item 1A, Risk Factors, of this Annual Report on Form 10-K. We maintain data privacy and security through a robust program of safeguards, including responsible management, appropriate use, and protection that is designed to address applicable legal and regulatory requirements.

Our security policies and procedures are reviewed and updated regularly to address regulatory, industry, and contractual requirements and recommendations and to address new and emerging security threats. We also conduct regular scans of our technical infrastructure and regular penetration tests to check for vulnerabilities. Training our employees and contractors is crucial to eHealth’s governance and compliance requirements. All employees and contractors with access to an eHealth IT system are required to complete security awareness training during onboarding and annually thereafter. Developers and privileged users are subject to additional security training requirements due to the increased inherent risk associated with these roles.

Every person with access to eHealth IT systems is required to undergo periodic phishing simulations and receives personalized tools to improve their security behavior. Performance is measured both individually and by functional groups to manage the maturity and improvement of eHealth’s overall security posture. Employees must also acknowledge receipt and understanding of their responsibility to comply with eHealth’s Code of Business Conduct and Ethics, Information Security Policy and Acceptable Use Policy, during onboarding and annually thereafter.

Despite our rigorous efforts, incidents may occur, and eHealth has created a formal Incident Response Plan. Events such as human errors, computer viruses or other malicious code, unauthorized access, cyber-attacks, or phishing attempts concern all organizations. Our Incident Response Team is trained to contain incidents, mitigate impacts, resolve or remediate issues, and notify affected parties as appropriate. The Incident Response team is comprised of key security, privacy, and legal professionals within the eHealth organization as well as other managed security service providers.

Additionally, eHealth has engaged a guided cyber crisis response platform and conducts at least annually a mock cyber-attack exercise to build crisis management experience for our senior leadership team, key functional leaders and the Incident Response Team. We believe this proactive exercise puts eHealth in a better position to manage a potential cybersecurity crisis.

Our data security strategy includes:

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

Governance

eHealth’s Board of Directors oversees our enterprise risk management process, including cybersecurity, information security, governance, risk management, and compliance programs and strategies. The Board is responsible for monitoring and assessing strategic risk exposure, and our senior leadership team is responsible for the day-to-day management of the risks that we face. The Board administers its cybersecurity risk oversight both directly and through its Audit Committee. The Audit Committee is regularly updated on eHealth’s cybersecurity posture and cyber risk profile. Management briefs the Audit Committee periodically about eHealth’s protection programs, focusing on current trends in the environment, incident preparedness, business continuity management, program governance, and program components, including updates on security processes, external testing, and employee training and awareness initiatives. The Audit Committee discusses with Company management critical risks and audit findings and provides oversight with respect to risk mitigation strategies.

Our Head of Information Security reports to our Chief Digital & AI Officer (“CDO”) and, with respect to cybersecurity risks, to the Audit Committee. Our Head of Information Security focuses on information and systems technology, corporate governance, and behaviors to drive security best practices and safeguard information from unauthorized or inappropriate access, use, or disclosure. eHealth also has a Privacy Officer who advises the company on privacy-related laws and regulations, provides guidance on privacy compliance, drives privacy policy, and creates and oversees the privacy program.

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

ITEM 2.    PROPERTIES

Our corporate headquarters are located in Indianapolis, Indiana. In addition to our corporate headquarters, we currently lease several other office spaces around the country. During 2022, we announced a remote first workplace model in the United States, meaning that, except for those employees whose job responsibilities require in-office work, none of our employees are required to work at the office. As a result, we have closed certain spaces at our leased facilities. We also occupy leased office space in Xiamen, China which supports our technology and content, customer care and enrollment, marketing and advertising and general and administrative operations.

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

Market Information for Common Stock

Our common stock is traded on The Nasdaq Global Market under the symbol EHTH.

Holders of Record

As of February 20, 2026, there were 21 stockholders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

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

Stock Performance Graph

As a smaller reporting company, we are not required to provide the information requested by this item pursuant to Item 201(e) of Regulation S-K.

Issuer Repurchases of Equity Securities

None.

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

Overview

We are a leading private health insurance marketplace with a technology and service platform that provides consumer engagement, education, and health insurance enrollment solutions. Our mission is to expertly guide consumers, or beneficiaries, through their health insurance enrollment and related options, when, where, and how they prefer. Our platform leverages technology to solve a critical problem in a large and growing market by aiding consumers in what has traditionally been a complex, confusing and opaque health insurance purchasing process. Our omnichannel consumer engagement platform differentiates our offering from competitors and enables consumers to use our services through our self-service online platform, by telephone with a licensed and trained insurance agent, or benefit advisor, or through a hybrid online assisted interaction that includes live agent chat and co-browsing capabilities. We have created a consumer-centric marketplace that offers consumers a broad choice of insurance products that includes thousands of Medicare Advantage, Medicare Supplement, Medicare Part D prescription drug, individual, family, small business and other ancillary health insurance products from over 180 health insurance carriers nationwide, including approximately 50 Medicare health insurance carriers. Our plan recommendation tool curates this broad plan selection by analyzing consumer health-related information against plan data for insurance coverage fit. This tool is supported by a unified data platform and is available to our ecommerce consumers and our benefit advisors. We strive to be the most trusted, unbiased, transparent partner to consumers in their journeys through the health insurance market.

Business Update

During the 2025 Open Enrollment Period, we maintained the momentum we built during the Annual Enrollment Period (“AEP”) from the fourth quarter of 2024, where we observed strong consumer demand driven by recent Medicare Advantage plan benefit and premium changes, plan cancellations and market exits due primarily to carriers facing higher medical costs and regulatory pressures. As a result, we delivered strong Medicare Advantage enrollment growth in Q1 2025. During the fourth quarter AEP in 2025, Medicare Advantage offerings experienced another year of significant disruption, similar to the previous AEP in the fourth quarter of 2024. Insurance carriers took a more targeted and selective approach to growth, limiting enrollment in unprofitable segments and prioritizing financial sustainability over volume. This resulted in elevated consumer demand during this past AEP, similar to the previous AEP. Insurance carriers took varied approaches in their plan designs and they also adjusted compensation structures across distribution channels. We have observed meaningful increases in our commission rates year-over-year, which underscores the strength and confidence of our insurance carrier partners in our model.

Beginning in 2025, our typical Medicare enrollment seasonality was heightened primarily as a result of the regulatory changes to enrollment rules for dual-eligible beneficiaries and those that receive Medicare Part D Low Income Subsidies (“LIS”). In 2025, CMS removed the special enrollment period that allowed dual-eligible and LIS beneficiaries to enroll in Medicare Advantage plans on a quarterly basis. As these regulatory changes limited eligibility to enroll in or between Medicare Advantage plans outside of AEP for this portion of Medicare beneficiaries, we experienced a decline in Medicare plan submissions during the second and third quarters of 2025 compared to the same periods in 2024. In response to this anticipated volume decline, we implemented a more flexible structure in our telesales organization during the second and third quarters of 2025, making it easier to flex advisor capacity up and down.

We were well positioned to execute successfully during this past AEP with our more tenured benefit advisors, stronger branded marketing channels, and our expanded member retention program. We continued to elevate the consumer experience, focus on enrollment quality, build our distinctive brand that resonates with our consumers and accelerate technological innovation. We scaled our Artificial Intelligence (“AI”) screener during this past AEP, which resulted in increased efficiencies to our model while reducing call wait times. We also invested in expanding growth in hospital indemnity plans and Medicare Supplement plans, both of which contributed favorably to our business throughout the year. Our direct branded marketing channels performed well during AEP and as a result, we strategically reduced marketing spend on partner marketing channels. We also observed improved Medicare Advantage unit margins driven by improved LTVs for all Medicare products, reflecting favorable commission dynamics and stable retention trends, disciplined fixed-cost management and continued strength in our commissions receivable.

We also strengthened our capital structure through our entry into a new $125.0 million asset-backed revolving credit facility (the “the Revolving Credit Facility”) with CCP Agency, LLC, as agent, and other lenders party thereto. Part of the proceeds from the Revolving Credit Facility were used to repay in full all obligations outstanding under our term loan credit facility with Blue Torch Finance LLC and its lender group. The Revolving Credit Facility’s favorable terms, extended maturity and flexible borrowing base provide us with resources to further strengthen the execution of our strategy going forward. For more information on the Revolving Credit Facility, see the Liquidity and Capital Resources section below.

During 2026, we plan to focus on utilizing our lifetime advisory model to drive increased member lifetime value, improved retention and build on our brand recognition and member loyalty for our Medicare segment, along with broadening our ancillary product selection. We also plan to leverage our lifetime advisory model to focus on driving measured employer plan growth in the under 65 market by accelerating diversification through ICHRA with an alliance-based measured investment that will allow us to extend our platform to brokers with strong employer relationships. Additionally, we plan to provide meaningful improvement in our operating cash flows, focus on our direct branded marketing channels to attract higher-margin enrollments and continue our cost savings efforts to preserve our profitability.

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

The following table shows approved members by product for the years presented:

	Year Ended December 31,
	2025	2024	% Change
Medicare
Medicare Advantage	356,831	366,160	(3)%
Medicare Supplement	11,606	13,822	(16)%
Medicare Part D	10,233	27,896	(63)%
Total Medicare	378,670	407,878	(7)%
Individual and Family	15,520	20,671	(25)%
Ancillary	72,215	51,556	40%
Small Business	5,052	5,351	(6)%
Total Approved Members	471,457	485,456	(3)%

2025 compared to 2024 – Total approved members declined 3% in 2025 compared to 2024, driven by:

•a 7% decrease in Medicare approved members driven by:
◦a 3% decrease in Medicare Advantage approved members, due to an 8% decline in Medicare Advantage broker of record submissions as a result of decreased marketing spend in response to the 2025 CMS regulations impacting dual-eligible enrollment rules, as well as an intentional reduction in lower margin marketing channels during the fourth quarter, partially offset by increased consumer demand during the Medicare Advantage OEP in the first quarter of 2025,
◦a 16% decrease in Medicare Supplement approved members primarily due to the shift—beginning in the second quarter of 2024—of some Medicare Supplement broker of record arrangements to fee-based arrangements within our Amplify platform, which are not reflected as approved members, partially offset by a 39% increase in approved members in the fourth quarter of 2025 compared to the same period last year as a result of efficiencies and improvements made to grow Medicare Supplement during this past AEP, and
◦a 63% decrease in Medicare Part D approved members primarily driven by regulatory changes that adversely impacted standalone Medicare Part D plan economics and availability, resulting in beneficiaries shifting away from standalone Medicare Part D plans toward Medicare Advantage plans that include prescription drug coverage.
•a 25% and 6% decline in individual and family plan and small business health insurance plan approved members, respectively, primarily due to a decrease in volume from shifts in our marketing channel mix and current market conditions, including a decline in qualified health plans from the expiration of the government subsidies; and
•a 40% increase in ancillary approved members primarily due to targeted growth in hospital indemnity plans, partially offset by declines in short-term and dental plan approved members.

Estimated Constrained Lifetime Value of Commissions Per Approved Member

The following table shows our estimated constrained LTV of commissions per approved member by product for the years presented below:

	Year Ended December 31,
	2025	2024	% Change
Medicare (1)(2)
Medicare Advantage	$1,154	$1,088	6%
Medicare Supplement	1,430	1,090	31%
Medicare Part D	219	172	27%
Individual and Family (1)
Non-Qualified Health Plans	354	377	(6)%
Qualified Health Plans	363	378	(4)%
Ancillary (1)
Short-term	115	156	(26)%
Dental	133	127	5%
Vision	84	83	1%
Small Business (1)	255	235	9%
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

(2)The constraints applied to the total estimated lifetime commissions we expect to receive for selling the plan after the carrier approves an application in order to derive the constrained LTV of commissions for approved members recognized for Medicare Advantage, Medicare Supplement and Medicare Part D were 5.5%, 4.0% and 7.0%, respectively, for the year ended December 31, 2025 and 5.5%, 9.0% and 7.0%, respectively, for the year ended December 31, 2024.

2025 compared to 2024 – The changes in constrained LTV of commissions per approved member primarily consisted of:

•a 6% increase in Medicare Advantage plans, primarily driven by more favorable retention assumptions for 2025 cohorts compared to 2024 cohorts and an increase in the ratio of approved members who became paying members, slightly offset by an unfavorable cohort mix;
•a 31% increase in Medicare Supplement plans, primarily due to favorable carrier and contract mix, favorable retention assumptions for 2025 cohorts compared to 2024 cohorts and a decrease in the constraint from 9% to 4% due to observed LTV trends;
•a 27% increase in Medicare Part D plans, primarily driven by favorable carrier and contract mix;
•a 6% decrease in non-qualified health plans primarily driven by unfavorable retention assumptions for 2025 cohorts compared to 2024 cohorts;
•a 4% decrease in qualified health plans primarily due to an increase in the constraint from 4% to 10% as a result of observed unfavorable retention trends along with a less favorable carrier and contract mix, partly offset by more favorable retention assumptions for 2025 cohorts compared to 2024 cohorts;
•a 26% decrease in short-term health plans primarily due to unfavorable retention assumptions year-over-year, primarily as a result of the regulatory change that decreased term limits for short-term health plans;
•a 5% increase in dental plans primarily driven by favorable carrier and contract mix; and

•a 9% increase in small business plans primarily driven by favorable cohort mix and carrier and contract mix, partly offset by unfavorable retention assumptions for 2025 cohorts compared to 2024 cohorts.

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

Health insurance carriers bill and collect insurance premiums paid by our members. The majority of our members who terminate their policies do so by discontinuing their premium payments to the carrier or notifying the carrier directly and do not inform us of the cancellation. Therefore, we depend on carriers and others for membership data. Many carriers do not directly report member cancellations to us and thus we must infer cancellations from commission reports that carriers provide by analyzing whether member premium payments to the carrier have ceased for a period of time. Given the number of months required to observe non-payment of commissions in order to confirm cancellations, especially as some of our members pay their premiums less frequently than monthly, we estimate the number of members who are active on insurance policies as of a specified date.

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

The following table shows estimated membership by product as of the dates presented below:

	As of December 31,
	2025	2024	% Change
Medicare (1)
Medicare Advantage	691,129	690,874	—%
Medicare Supplement	93,913	96,894	(3)%
Medicare Part D	177,108	210,917	(16)%
Total Medicare	962,150	998,685	(4)%
Individual and Family (1)	64,936	78,452	(17)%
Ancillary (1)	187,895	173,760	8%
Small Business (2)	35,772	42,899	(17)%
Total Estimated Membership	1,250,753	1,293,796	(3)%
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

2025 compared to 2024 – Total estimated membership declined 3% as of December 31, 2025 compared to December 31, 2024 primarily due to:

•a 4% decrease in Medicare estimated membership year over year, driven by:
◦a 3% and 16% decrease in Medicare Supplement and Medicare Part D plans, respectively, driven by a decrease in approved members, while Medicare Advantage estimated membership remained flat, with new approved members being offset through member switching activity during this past AEP;
•a 17% decline in both individual and family plan and small business plan estimated membership year over year due to a decrease in approved applications; and
•an 8% increase in overall ancillary plan estimated membership year over year, primarily due to an increase in approved applications for the hospital indemnity plans.

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

The following table shows the CC&E cost per approved member and variable marketing cost per approved member metrics for the periods presented below:

	Year Ended December 31,
	2025	2024	% Change
Medicare Plans:
CC&E cost per MA-equivalent approved member (1)	$353	$349	1%
Variable marketing cost per MA-equivalent approved member (1)	396	406	(2)%
Total acquisition cost per MA-equivalent approved member	$749	$755	(1)%
IFP Plans:
CC&E cost per IFP-equivalent approved member (2)	$275	$256	7%
Variable marketing cost per IFP-equivalent approved member (2)	141	110	28%
Total acquisition cost per IFP-equivalent approved member	$416	$366	14%
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

Medicare Plans

2025 compared to 2024 – Total acquisition cost per MA-equivalent approved member decreased $6, or 1%, driven by:

•a $4, or 1%, increase in CC&E cost per MA-equivalent approved member, remaining relatively flat year-over-year, and
•a $10, or 2%, decrease in variable marketing cost per MA-equivalent approved member, primarily due to continued efficiencies within our marketing operations as our brand continued to scale, enabling enhanced lead quality and improved conversion rates and a more favorable marketing mix during this past AEP, with greater contribution from our direct branded marketing channels.

IFP Plans

2025 compared to 2024 – Total acquisition cost per IFP-equivalent approved member increased $50, or 14%, driven by a $19, or 7%, increase in CC&E cost per IFP-equivalent and a $31, or 28%, increase in variable marketing cost per IFP-equivalent approved member, primarily driven by the overall decline in individual and family plan and short-term plan approved members.

Results of Operations

The following table sets forth our operating results and related percentage of total revenue for the years presented below (dollars in thousands):

	Year Ended December 31,
	2025		2024
Revenue:
Commission	$497,955	90%	$461,647	87%
Other	56,053	10%	70,763	13%
Total revenue	554,008	100%	532,410	100%
Operating costs and expenses (1)
Marketing and advertising	181,240	33%	192,631	36%
Customer care and enrollment	162,885	29%	163,448	31%
Technology and content	51,829	9%	53,520	10%
General and administrative	89,555	16%	89,765	17%
Impairment, restructuring and other charges	2,010	—%	9,475	2%
Total operating costs and expenses	487,519	88%	508,839	96%
Income from operations	66,489	12%	23,571	4%
Interest expense	(10,761)	(2)%	(11,159)	(2)%
Other income, net	2,998	1%	6,900	1%
Income before income taxes	58,726	11%	19,312	4%
Provision for income taxes	18,682	3%	9,255	2%
Net income	$40,044	7%	$10,057	2%
____________
(1)     Operating costs and expenses include the following amounts of stock-based compensation expense (in thousands):

	Year Ended December 31,
	2025	2024
Marketing and advertising	$2,268	$2,413
Customer care and enrollment	1,221	1,845
Technology and content	2,552	3,331
General and administrative	9,002	12,292
Total stock-based compensation expense	$15,043	$19,881

Revenue

Our commission revenue, other revenue and total revenue are summarized as follows (dollars in thousands):

			Change
	2025	2024	$	%
Commission	$497,955	$461,647	$36,308	8%
% of total revenue	90%	87%
Other	56,053	70,763	(14,710)	(21)%
% of total revenue	10%	13%
Total revenue	$554,008	$532,410	$21,598	4%

2025 compared to 2024 – Commission revenue increased $36.3 million, or 8%, in 2025 compared to 2024 due to:

•a $44.6 million, or 10%, increase in commission revenue from the Medicare segment driven by:
◦higher net adjustment revenue from prior period enrollments, which was $43.0 million in 2025 compared to $18.7 million in 2024,
◦improved constrained LTV of commissions per approved member for all Medicare products,
◦a significant increase in hospital indemnity plan approved members, and
◦partially offset by a 7% decrease in Medicare plan approved members.
•a $8.3 million, or 28%, decrease in commission revenue from the E&I segment primarily driven by:
◦a 25% and 35% decrease in individual and family plan and short-term health plan approved members, respectively, along with lower constrained LTV of commissions for these products,
◦lower net adjustment revenue from prior period enrollments, which was $1.4 million in 2025 compared to $4.1 million in 2024, and
◦partially offset by a 5%, 1% and 9% improvement in constrained LTV of commissions per approved member for dental, vision and small business plans, respectively.

Other revenue decreased $14.7 million, or 21%, in 2025 compared to 2024, primarily driven by the decrease in sponsorship and advertising revenue.

Net adjustment revenue consists of increases and decreases to revenue for certain prior period cohorts. We recognize positive adjustments to revenue to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur.

See Segment Information below and Note 1 – Summary of Business and Significant Accounting Policies and Note 2 – Revenue in our Notes to Consolidated Financial Statements for more information on commission revenue.

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

Our marketing and advertising expenses are summarized as follows (dollars in thousands):

			Change
	2025	2024	$	%
Marketing and advertising	$181,240	$192,631	$(11,391)	(6)%
% of total revenue	33%	36%

2025 compared to 2024 – Marketing and advertising expenses decreased by $11.4 million, or 6%, in 2025, compared to 2024, primarily driven by decreases of $10.0 million in variable advertising costs, $0.7 million in fixed marketing costs, $0.6 million in operating costs due to lower consulting and software expenses, and $0.5 million in cost of revenue, slightly offset by a $0.5 million increase in personnel and compensation costs. The decrease in variable advertising costs was primarily due to reduced marketing spend during the second and third quarters of 2025 as a result of the dual-eligible regulations that became effective in the beginning of 2025, along with the intentionally decreased spend in our affiliate partner marketing channels as we focused on investing in direct marketing channels, which have typically demonstrated higher margins and stronger retention.

Customer Care and Enrollment

Customer care and enrollment expenses primarily consist of compensation, benefits, and licensing costs for personnel engaged in assistance to applicants who call our advisor enrollment center and for benefit advisors who assist applicants during the enrollment process.

Our customer care and enrollment expenses are summarized as follows (dollars in thousands):

			Change
	2025	2024	$	%
Customer care and enrollment	$162,885	$163,448	$(563)	—%
% of total revenue	29%	31%

2025 compared to 2024 – Customer care and enrollment expenses decreased by $0.6 million, or roughly flat, in 2025 compared to 2024. This decrease was primarily due to a $5.3 million decrease in personnel and compensation costs and a $0.6 million decrease in stock-based compensation expense, partially offset by an increase of $5.6 million in consulting expenses related to independent contractor costs incurred as part of our more flexible staffing model implemented in 2025.

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

Our technology and content expenses are summarized as follows (dollars in thousands):

			Change
	2025	2024	$	%
Technology and content	$51,829	$53,520	$(1,691)	(3)%
% of total revenue	9%	10%

2025 compared to 2024 – Technology and content expenses decreased $1.7 million, or 3%, in 2025 compared to 2024, primarily due to a $2.5 million decrease in amortization of internally developed software and a $0.8 million decrease in stock-based compensation expense, partially offset by an increase of $1.5 million in other operating costs, particularly consulting expenses.

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

Our general and administrative expenses are summarized as follows (dollars in thousands):

			Change
	2025	2024	$	%
General and administrative	$89,555	$89,765	$(210)	—%
% of total revenue	16%	17%

2025 compared to 2024 – General and administrative expenses decreased by $0.2 million, or roughly flat, in 2025 compared to 2024, primarily due to a $3.3 million decrease in stock based compensation expense, a $1.3 million decrease in facilities and other operating expenses and a $0.6 million decrease in other expenses, partly offset by an increase of $5.0 million in personnel and compensation costs, primarily related to higher medical costs and costs associated with our CEO transition.

Impairment, Restructuring and Other Charges

Our impairment, restructuring and other charges consist primarily of severance, transition and other related costs and impairment charges. Our impairment, restructuring and other charges are summarized as follows (dollars in thousands):

			Change
	2025	2024	$	%
Impairment, restructuring and other charges	$2,010	$9,475	$(7,465)	(79)%
% of total revenue	—%	2%
______________
* Percentage calculated is not meaningful.

2025 compared to 2024 – We incurred $2.0 million in impairment, restructuring and other charges for the year ended December 31, 2025 compared to $9.5 million for the same period in 2024. The charges in 2025 consisted of $1.1 million of restructuring charges which were primarily related to employee termination benefits as a result of macroeconomic changes and internal restructuring initiatives. We also incurred $0.9 million of impairment charges related to operating lease right-of-use assets. The charges in 2024 consisted of $7.5 million of impairment related to several of our leased office spaces, specifically consisting of $7.0 million of operating lease right-of-use asset impairments and $0.5 million of property and equipment impairments. We also incurred $2.0 million of restructuring charges which were primarily related to employee termination benefits as a result of cost-reduction efforts during the first quarter of 2024.

Interest Expense

Interest expense primarily consists of interest expense and amortization of debt issuance costs related to term loan credit facility with Blue Torch Finance LLC. See Note 12 – Debt in our Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for more information. Our interest expense is summarized as follows (dollars in thousands):

			Change
	2025	2024	$	%
Interest expense	$(10,761)	$(11,159)	$398	4%
% of total revenue	(2)%	(2)%

2025 compared to 2024 – Interest expense decreased by $0.4 million, or 4%, primarily driven by a $1.0 million decrease in debt interest expense due to lower interest rates as compared to 2024, partly offset by a $0.7 million termination fee paid as a result of the early termination of the term loan credit agreement with Blue Torch Finance LLC during 2025.

Other Income, Net

Other income, net, primarily consisted of interest income and margin earned on commissions received from Medicare plan members transferred to us in 2010 through 2012 by a broker partner. Our other income, net is summarized as follows (dollars in thousands):

			Change
	2025	2024	$	%
Other income, net	$2,998	$6,900	$(3,902)	(57)%
% of total revenue	1%	1%

2025 compared to 2024 – Other income, net was $3.0 million in 2025 compared to other income, net of $6.9 million in 2024. The change was primarily driven by a decrease of $3.3 million in interest income as a result of less favorable short-term investment rates and having fewer short-term marketable securities than in 2024.

Provision for Income Taxes

Our provision for income taxes is summarized as follows (dollars in thousands):

			Change
	2025	2024	$	%
Provision for income taxes	$18,682	$9,255	$9,427	102%
Effective tax rate	31.8%	47.9%

Year Ended December 31, 2025 – For the year ended December 31, 2025, we recorded a provision for income taxes of $18.7 million representing an effective tax rate of 31.8%. In 2025, the effective tax rate was higher than the statutory tax rate due to state taxes and stock-based compensation adjustments, offset by research and development tax credits.

Year Ended December 31, 2024 – For the year ended December 31, 2024, we recorded a provision for income taxes of $9.3 million representing an effective tax rate of 47.9%. In 2024, the effective tax rate was higher than the statutory tax rate due to stock-based compensation adjustments and state taxes, offset by research and development tax credits.

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

The Medicare segment consists primarily of commissions earned as the broker of record from our sale of Medicare-related health insurance plans, including Medicare Advantage, Medicare Supplement and Medicare Part D prescription drug plans, and to a lesser extent, ancillary products sold to our Medicare-eligible beneficiaries, including but not limited to, dental and vision insurance and hospital indemnity plans. Our commissions may also include certain bonus payments, which are generally based on attaining predetermined target sales levels or other objectives, as determined by the health insurance carriers. The Medicare segment also consists of amounts earned in connection with our advertising programs, including other services such as marketing as well as amounts earned from our non-broker of record fee-based arrangements and our performance of various post-enrollment services for members.

The E&I segment consists primarily of commissions earned from our sale of individual and family plans, including both qualified and non-qualified plans, employer plans, which include small business health insurance plans and ICHRAs, and ancillary products sold to our non-Medicare-eligible consumers, including but not limited to, dental, vision and short-term insurance. To a lesser extent, the E&I segment includes amounts earned from our online sponsorship program that allows carriers to purchase advertising space in specific markets on our website as well as our technology licensing activities.

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

Our operating segment revenue and segment gross profit are summarized as follows (in thousands):

			Change
	2025	2024	$	%
Medicare:
Total revenue	$531,213	$500,638	$30,575	6%
Variable marketing and advertising	(147,081)	(157,121)	10,040	6%
Medicare CC&E	(151,092)	(150,613)	(479)	—%
Cost of revenue	(1,002)	(1,396)	394	28%
Medicare segment gross profit	$232,038	$191,508	$40,530	21%

Employer and Individual:
Total revenue	$22,795	$31,772	$(8,977)	(28)%
Variable marketing and advertising	(4,356)	(4,321)	(35)	(1)%
E&I CC&E	(9,378)	(10,103)	725	7%
Cost of revenue	(331)	(398)	67	17%
E&I segment gross profit	$8,730	$16,950	$(8,220)	(48)%

Consolidated:
Total revenue	$554,008	$532,410	$21,598	4%
Variable marketing and advertising	(151,437)	(161,442)	10,005	6%
Segment CC&E	(160,470)	(160,716)	246	—%
Cost of revenue	(1,333)	(1,794)	461	26%
Total segment gross profit	$240,768	$208,458	$32,310	15%

A reconciliation of our segment gross profit to the Consolidated Statements of Comprehensive Income for the periods presented is as follows (in thousands):

	Year Ended December 31,
	2025	2024

Total segment gross profit	$240,768	$208,458
Other marketing and advertising (1)	(28,470)	(29,395)
Other CC&E (2)	(2,415)	(2,732)
Technology and content	(51,829)	(53,520)
General and administrative	(89,555)	(89,765)
Impairment, restructuring and other charges	(2,010)	(9,475)
Interest expense	(10,761)	(11,159)
Other income, net	2,998	6,900
Income before income taxes	$58,726	$19,312
_______
(1)Other marketing and advertising costs consist of fixed marketing and advertising, previously capitalized labor, depreciation and share-based compensation costs.
(2)Other CC&E costs consist of previously capitalized labor, depreciation and share-based compensation costs.

Medicare Segment

2025 compared to 2024 – Revenue from our Medicare segment increased $30.6 million, or 6%, in 2025 compared to 2024, primarily driven by:
•a $44.6 million increase in Medicare segment commission revenue due to:
◦higher net adjustment revenue which was $43.0 million in 2025 compared to $18.7 million in 2024,
◦a $20.3 million increase in commission revenue from members approved during the period primarily due to improved constrained LTV of commissions per approved member for all Medicare products and a significant increase in hospital indemnity plan approved members, partially offset by a decrease in approved members across all Medicare products.
•a $14.0 million decrease in Medicare segment non-commission revenue primarily driven by a decrease in our sponsorship and advertising revenue.

Our Medicare segment gross profit was $232.0 million in 2025, an increase of $40.5 million or 21%, compared to 2024 segment gross profit of $191.5 million driven by:
•a $30.6 million increase in Medicare segment revenue, and
•a decrease of $10.0 million in variable marketing and advertising expenses due to targeted cost reduction efforts throughout 2025.

Employer and Individual Segment

2025 compared to 2024 – Revenue from our E&I segment decreased $9.0 million, or 28%, in 2025 compared to 2024, primarily driven by a $8.3 million decrease in commission revenue primarily as a result of:
•lower net adjustment revenue year-over-year, which was $1.4 million in 2025 compared to $4.1 million in 2024; and
•a $4.9 million decline in commission revenue from members approved during the period primarily due to a 25% and 35% decline in individual and family plan and short term health plan approved members, respectively, along with lower constrained LTV of commissions for these products, compared to the same period in 2024.

Our E&I segment gross profit was $8.7 million in 2025, a decrease of $8.2 million, or 48%, compared to 2024 primarily driven by a $9.0 million decrease in E&I segment revenue.

Liquidity and Capital Resources

As of December 31, 2025, we had cash, cash equivalents and short-term marketable securities of $77.2 million. During the year ended December 31, 2025, our operating cash outflow was $25.3 million, as summarized below. We have historically financed our operations primarily through cash generated from our operations, equity issuances and debt financing. Our principal uses of cash in recent periods have been funding working capital, purchases of short-term investments, the satisfaction of tax withholding obligations in connection with the settlement of restricted stock units, making payments on our operating lease obligations and service and licensing obligations and complying with our debt servicing requirements and preferred stock dividend payment obligations.

Cash and Cash Equivalents

Our cash, cash equivalents, and short-term marketable securities are summarized as follows (in thousands):

	December 31, 2025	December 31, 2024
Cash and cash equivalents	$73,725	$39,197
Short-term marketable securities	3,495	43,043
Total cash, cash equivalents, and short-term marketable securities	$77,220	$82,240

Cash equivalents, which are comprised of financial instruments with an original maturity of 90 days or less from the date of purchase, primarily consist of commercial paper, money market funds and government securities. We also maintained $3.1 million in restricted cash as of December 31, 2025 and 2024.

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

Short-term obligations were $8.4 million for leases and $10.6 million for service and licensing as of December 31, 2025. Long-term obligations were $15.2 million for leases and $3.5 million for service and licensing as of December 31, 2025. We expect to fund these obligations through our existing cash and cash equivalents and cash generated from operations.

Convertible Preferred Stock

Pursuant to an investment agreement dated February 17, 2021 with Echelon Health SPV, LP (“H.I.G.”) (the “H.I.G. Investment Agreement”), we issued and sold 2,250,000 shares of Series A convertible preferred stock (“Series A Preferred Stock”) at an aggregate purchase price of $225.0 million to H.I.G. in a private placement and received $214.0 million net proceeds on April 30, 2021. On December 31, 2025, in connection with our entry into the revolving credit facility with CCP Agency, LLC (the “Revolving Credit Agreement”), we entered into a first amendment to the H.I.G. Investment Agreement (the “H.I.G. Investment Agreement Amendment”), which amends the H.I.G. Investment Agreement to, among other things, explicitly permit entry into, borrowings under, and refinancing of the Revolving Credit Facility up to the initial $125.0 million in Aggregate Revolving Loan Commitments, as defined in the Investment Agreement Amendment, plus in the case of refinancings, certain additional amounts, and add a liquidity covenant substantially similar to the covenant provided for in the Revolving Credit Facility, with the sole remedy for breach of the liquidity covenant being a 2.00% increase in the paid-in-kind dividend rate. During the year ended December 31, 2025, we paid cash dividends in the aggregate amount of $5.9 million to the holder of our convertible preferred stock.

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

As of September 30, 2023, we failed to maintain the Minimum Asset Coverage Ratio, which entitles H.I.G. to the additional rights set forth above. On March 13, 2024, the Nominating and Corporate Governance Committee of our Board of Directors approved the appointment of a board observer designated by H.I.G. As of November 30, 2024, we were no longer in compliance with the Minimum Liquidity Amount. The non-compliance with the Minimum Asset Coverage Ratio or the Minimum Liquidity Amount does not entitle H.I.G. to accelerate the redemption of the Series A Preferred Stock nor is it expected to materially impact our ability to generate and obtain adequate amounts of cash to meet our short-term or long-term requirements. As of December 31, 2025, we were in compliance with the additional liquidity covenant required in the H.I.G. Investment Agreement Amendment.

See Note 6 – Convertible Preferred Stock in our Notes to Consolidated Financial Statements for more information.

Revolving Credit Facility

On December 31, 2025, eHealthInsurance Services, Inc. (the “Borrower”), a wholly owned indirect subsidiary of eHealth, Inc., entered into a a credit agreement (the “Revolving Credit Agreement”) with CCP Agency, LLC, as agent (the “Agent”), and the lenders party thereto. The Revolving Credit Agreement provides for an asset-based revolving credit facility (the “Revolving Credit Facility”) with aggregate commitments of $125.0 million (the “Aggregate Revolving Loan Commitment”). The Borrower has the ability to request an increase to the Aggregate Revolving Loan Commitment by an additional amount of up to $50.0 million, provided we receive commitments for such increase and satisfy certain other conditions. The amount available for us to borrow under the Revolving Credit Facility is equal to the lesser of the Aggregate Revolving Loan Commitment and the Borrowing Base, as defined by the Revolving Credit Agreement.

As of December 31, 2025, we borrowed $125.0 million of revolving loans available under the Revolving Credit Facility. A portion of the proceeds were used to repay in full all obligations outstanding under the term loan credit facility with Blue Torch Finance LLC, and to pay fees and expenses associated with the transactions contemplated by the Revolving Credit Agreement and the H.I.G. Investment Agreement Amendment. The remaining proceeds will be used for working capital and general corporate purposes. The obligations under the Revolving Credit Facility are guaranteed by Amplify Engagement Solutions Insurance Agency, LLC, the direct parent of the Borrower, and certain of the Company’s current and future subsidiaries (collectively, the “Guarantors”) and are secured by a first-priority lien on substantially all assets of the Borrower and the Guarantors, subject to certain carve-outs and exceptions. The Revolving Credit Facility matures in December 2028.

Borrowings under the Revolving Credit Agreement currently bear interest at one-month Term SOFR (as defined in the Revolving Credit Agreement, subject to a floor of 2.00% per annum), plus an applicable margin of 6.50% per annum, and, under certain specified circumstances, may be calculated at the base rate (which is the highest of (1) the prime rate on such day, (2) the then-current federal funds rate set by the Federal Reserve Bank of New York, plus 0.50% per annum, (3) the one-month Term SOFR rate published, plus 2.00% per annum, and (4) 3.00% per annum), plus an applicable margin of 5.50% per annum.

Financial covenants in the Revolving Credit Agreement require that we maintain a maximum total leverage ratio, a minimum unrestricted cash balance and a minimum lifetime value to acquisition cost ratio, each as defined in the Revolving Credit Agreement. Additionally, the Revolving Credit Agreement contains customary affirmative negative covenants that limit the ability of the Borrower and its subsidiaries or the Guarantors, as applicable, to, among other things: (i) incur additional debt or issue certain preferred stock; (ii) pay dividends, redeem stock, or make other distributions; (iii) make other restricted payments or investments; (iv) grant liens or security interests on assets; (v) transfer or sell assets; (vi) create restrictions on payment of dividends or other amounts; (vii) engage in mergers or consolidations; or (viii) engage in certain transactions with affiliates, in each case, subject to certain carve outs and exceptions. The Revolving Credit Agreement also contains various events of default, such as a default in the performance or observance of any covenant (subject to cure periods and materiality thresholds). Upon the occurrence and during the continuance of an event of default, the Agent is entitled to take various actions, including the acceleration of all amounts due under the Revolving Credit Agreement. There are significant restrictions over eHealth, Inc.’s ability to obtain funds from certain of its subsidiaries through dividends, loans or advances as contained in the Revolving Credit Agreement. As of December 31, 2025, we were in compliance with our Revolving Credit Agreement covenants.

See Note 12 – Debt in our Notes to Consolidated Financial Statements for additional information regarding the Revolving Credit Agreement.

Term Loan Credit Agreement

As discussed above, in connection with the execution of the Revolving Credit Facility, we terminated our $70.0 million secured term loan credit facility with Blue Torch Finance LLC on December 31, 2025. A portion of the proceeds from the Revolving Credit Facility were used to repay in full all obligations outstanding under the term loan credit facility. As a result of the early termination, we wrote off $0.5 million of deferred issuance costs and paid a termination fee of $0.7 million. As part of the secured term loan credit facility with Blue Torch Finance LLC, we incurred a $0.3 million fee per annum, payable annually. For the years ended December 31, 2025 and 2024, we incurred interest expense of $8.2 million and $9.2 million, respectively.

See Note 12 – Debt in our Notes to Consolidated Financial Statements for additional information regarding the term loan credit facility with Blue Torch Finance LLC.

Availability and Use of Cash

We believe our current cash, cash equivalents and short-term marketable securities, including the proceeds from the equity financing we obtained on April 30, 2021 under the H.I.G. Investment Agreement and the proceeds we obtained on December 31, 2025 under the Revolving Credit Agreement, and expected cash collections will be sufficient to fund our operations for at least 12 months after the filing date of this Annual Report on Form 10-K.

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

Cash Activities

Our cash flows for the years ended December 31, 2025 and 2024 are summarized as follows (in thousands):

	Year Ended December 31,
	2025	2024
Net cash used in operating activities	$(25,345)	$(18,366)
Net cash provided by (used in) investing activities	25,432	(48,421)
Net cash provided by (used in) financing activities	34,288	(9,674)

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

Year Ended December 31, 2025 – Net cash used in operating activities of $25.3 million during 2025 was primarily driven by changes in net operating assets and liabilities of $114.9 million, partially offset by adjustments for non-cash items of $49.5 million and net income of $40.0 million. Cash used from changes in net operating assets and liabilities during 2025 primarily consisted of increases of $123.0 million in contract assets – commissions receivable and $4.7 million in prepaid expenses and a decrease of $2.9 million in accrued compensation and benefits, partially offset by decreases of $9.1 million in accounts receivable and an increase of $5.0 million in accounts payable. Adjustments for non-cash items primarily consisted of $18.4 million in deferred income taxes, $15.0 million of stock-based compensation expense and $11.9 million of amortization of internally developed software.

Year Ended December 31, 2024 – Net cash used in operating activities of $18.4 million during 2024 was primarily driven by changes in net operating assets and liabilities of $81.7 million, partially offset by adjustments for non-cash items of $53.3 million and net income of $10.1 million. Cash used from changes in net operating assets and liabilities during 2024 primarily consisted of increases of $81.9 million in contract assets – commissions receivable, $12.8 million in accounts receivable and $4.2 million in prepaid expenses, partially offset by an increase of $16.2 million in accounts payable. Adjustments for non-cash items primarily consisted of $19.9 million of stock-based compensation expense, $14.4 million of amortization of internally developed software, $9.2 million in deferred income taxes, $7.5 million of impairment charges and $2.0 million in depreciation and amortization expense.

Investing Activities

Our investing activities primarily consist of purchases and redemption of marketable securities, purchases of computer hardware and software to enhance our website and advisor enrollment center operations, capitalized internal-use software and security deposit payments.

Year Ended December 31, 2025 – Net cash provided by investing activities of $25.4 million during 2025 mainly consisted of $114.8 million of proceeds from redemption and maturities of marketable securities, partially offset by $74.0 million used to purchase marketable securities and $13.1 million of capitalized internal-use software and website development costs.

Year Ended December 31, 2024 – Net cash used in investing activities of $48.4 million during 2024 mainly consisted of $97.0 million used to purchase marketable securities and $10.8 million of capitalized internal-use software and website development costs, partially offset by $61.4 million of proceeds from redemption and maturities of marketable securities.

Financing Activities

Year Ended December 31, 2025 – Net cash provided by financing activities of $34.3 million during 2025 was primarily attributable to $122.2 million of proceeds from the Revolving Credit Facility, net of costs, partly offset by $70.7 million in repayment of the term loan credit facility, $9.2 million for payment of debt issuance costs, $5.9 million of preferred stock cash dividends and $2.4 million of cash used for share repurchases to satisfy employee tax withholding obligations.

Year Ended December 31, 2024 – Net cash used in financing activities of $9.7 million during 2024 was primarily attributable to $5.6 million of preferred stock cash dividends, $3.4 million of cash used for share repurchases to satisfy employee tax withholding obligations and $1.1 million for payment of debt issuance costs.

See Note 6 – Convertible Preferred Stock in our Notes to Consolidated Financial Statements for information regarding our preferred stock transaction in 2021. We also had $3.1 million in restricted cash as of December 31, 2025 and 2024.

As of December 31, 2025 and 2024, we had a total of 13.8 million and 13.4 million shares held in treasury stock, respectively. This included 3.1 million and 2.7 million shares, respectively, as of December 31, 2025 and 2024 that were repurchased to satisfy tax withholding obligations and 10.7 million shares previously repurchased as of December 31, 2025 and 2024.

Seasonality

See Item 1, Business, for information regarding seasonal impacts on our business and financial condition and results of operations.

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
•Stock-based compensation; and
•Accounting for income taxes.

During the year ended December 31, 2025, there were no significant changes to our critical accounting policies and estimates.

Revenue Recognition and Contract Assets - Commissions Receivable

Commission Revenue – We earn commission revenue from the sale of insurance policies for which we are the broker of record, when a submitted insurance application is approved by the health insurance carriers. In accordance with ASC 606, our commission revenue recognized is computed using the estimated LTV of commission payments that we expect to receive over the life of an approved policy, net of an estimated constraint. We estimate constrained LTV of commissions for each insurance product by using a portfolio approach to a group of approved members by plan type and the effective month of the relevant plan, which we refer to as “cohorts”. We recognize initial revenue for plans approved during the period by applying the latest estimated constrained LTV of commissions for that product.

Our LTVs are based on a number of assumptions, including but not limited to estimating the conversion rate of an approved member to a paying member, forecasting average plan duration, which is the average length of time paying members are active on their plans, and forecasting the commission amounts likely to be received per member. These assumptions are based on our analysis of historical trends for the different cohorts and incorporate management’s judgment in interpreting those trends to apply the constraints discussed below. The estimated average plan duration used to calculate Medicare health insurance plan LTVs historically has been approximately 2 to 5 years, while the estimated average plan duration used to calculate the LTV for major medical individual and family health insurance plans historically has been approximately 1.5 to 2 years. For small business plans, we recognize commission revenue at the time the plan is approved by the carrier, and when it renews each year thereafter, equal to the estimated commissions we expect to collect from the plan over the following 12 months.

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

Additionally, we continuously monitor cash collections and performance for each existing cohort and assess these results in relation to our most recently booked estimates. As we accumulate more historical data, we continue to enhance our LTV estimation models using statistical tools to increase the accuracy of LTV estimates. Adjustments increasing revenue are only recognized when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. This results in net adjustment revenue, or adjustments to revenue recognized for existing plans approved in prior periods. We compute LTVs for all existing cohorts approved in prior periods on a quarterly basis. Changes in LTV may result in an increase or decrease to revenue and a corresponding increase or decrease to contract assets — commissions receivable.

Stock-Based Compensation

We recognize stock-based compensation expense in the accompanying Consolidated Statements of Comprehensive Income ratably based on the fair value of our stock-based awards over their respective requisite service periods, typically the vesting period, which is generally three to four years for service-based awards for employees and one year for outside directors. Our performance-based awards typically include a two- or three- year performance period, and for awards with a two-year performance period, an additional time-vesting requirement may apply for up to the one-year anniversary of achieving performance criteria for performance-based awards. Stock-based compensation expense is recognized net of estimated forfeitures. We estimate a forfeiture rate to calculate the stock-based compensation for all of our awards. We evaluate the appropriateness of the forfeiture rate based on historical forfeiture, analysis of employee turnover, and other factors. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The estimated attainment of performance-based awards and related expense is based on the achievement of certain financial targets over a predetermined performance period, subject to the discretion of the Company's compensation committee. The estimated grant date fair value of market-based performance awards is determined using the Monte-Carlo simulation model and requires the input of subjective assumptions. The estimated fair value for non-market-based performance stock units is estimated on the date of grant based on the current market price of our common shares. The estimated grant date fair value of our stock options is determined using the Black-

Scholes-Merton pricing model and a single option award approach. The weighted-average expected term for stock options granted is calculated using historical option exercise behavior. The dividend yield is determined by dividing the expected per share dividend during the coming year by the grant date stock price. Through December 31, 2025, we had not declared or paid any cash dividends to common stockholders, and we do not expect to pay any in the foreseeable future. We base the risk-free interest rate on the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term of our stock options. Expected volatility is determined using a combination of the implied volatility of publicly traded options in our stock and historical volatility of our stock price. The assumptions used in calculating the fair value of stock-based payment awards and expected attainment of performance-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. We will continue to use judgment in evaluating the expected term and volatility related to our own stock-based awards on a prospective basis and incorporating these factors into the model. Changes in key assumptions could significantly impact the valuation of such instruments.

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
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of eHealth, Inc. (the Company) as of December 31, 2025, and 2024, the related consolidated statements of comprehensive income, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 26, 2026 expressed an unqualified opinion thereon.

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
The Company recognized commission revenue of approximately $498 million in 2025 and related commissions receivable were approximately $1,123 million at December 31, 2025. As described in Notes 1 and 2 to its consolidated financial statements, the Company’s commission revenue is recognized as the amount of the total estimated lifetime value (“LTV”) of the commissions expected to be received when a member obtains a plan through the Company and is approved by a carrier.

Auditing management’s determination of the LTV of Medicare Advantage (“MA”) commission revenue was especially complex and highly judgmental due to the complexity of the models used and the subjectivity required by the Company to estimate the amount and timing of future cash flows, calculate the amount of commission revenue that is probable of not being reversed, and determine the timing and amount of any adjustment revenue that results from changes in the estimates of previously recorded LTV. The Company utilizes statistical tools and methodologies to estimate member attrition, which is a key driver when estimating the amount and timing of future cash flows and can be particularly volatile during the first several years. To determine the initial constraint to be applied to LTV, the Company evaluates the difference between prior estimates of LTV and actual cash received and applies judgment to determine the constraint to apply. For the ongoing evaluation of the constraint, the Company also analyzes whether circumstances have changed and considers any known or potential modifications to the inputs into LTV and the factors that can impact the amount of cash expected to be collected in future periods such as commission rates, carrier mix, estimated average plan duration, changes in laws and regulations, and cancellations of insurance plans offered by health insurance carriers with which the Company has a relationship. The Company also compares actual versus expected cash collections of previously recorded LTV and assesses qualitative and quantitative factors to determine whether adjustment revenue should be recognized and, if so, the amount and timing of such.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s process to estimate the amount and timing of MA future cash flows and LTV. These processes and controls include those covering the models and methods used to calculate LTV, the use of management judgment to determine the constraint applied to LTV, management’s evaluation of any required adjustments to previously recorded LTV estimates, and the completeness and accuracy of the data used in such estimates and calculations.

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

San Francisco, California
February 26, 2026

EHEALTH, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	December 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$73,725	$39,197
Short-term marketable securities	3,495	43,043
Accounts receivable	7,688	16,807
Contract assets – commissions receivable – current	236,116	242,467
Prepaid expenses and other current assets	13,328	12,961
Total current assets	334,352	354,475
Contract assets – commissions receivable – non-current	886,614	757,523
Property and equipment, net	4,531	4,437
Operating lease right-of-use assets	8,429	12,081
Restricted cash	3,090	3,090
Other assets	25,452	23,819
Total assets	$1,262,468	$1,155,425

Liabilities, convertible preferred stock and stockholders’ equity
Current liabilities:
Accounts payable	$28,323	$23,448
Accrued compensation and benefits	41,009	43,888
Accrued marketing expenses	16,182	16,612
Lease liabilities – current	7,349	7,732
Other current liabilities	6,207	4,331
Total current liabilities	99,070	96,011
Long-term debt	112,954	68,458
Deferred income taxes – non-current	57,223	38,870
Lease liabilities – non-current	14,050	20,731
Other non-current liabilities	5,519	5,418
Total liabilities	288,816	229,488
Commitments and contingencies (Note 8)
Convertible preferred stock, par value $0.001 per share; 2,250 issued and outstanding as of December 31, 2025 and 2024; redemption value of $416,340 and $392,440 as of December 31, 2025 and 2024, respectively	382,057	337,509
Stockholders’ equity:
Preferred stock, par value $0.001 per share, other than convertible preferred stock; 7,750 authorized; none issued and outstanding as of December 31, 2025 and 2024	—	—
Common stock, par value $0.001 per share; 100,000 authorized; 44,797 and 43,225 issued as of December 31, 2025 and 2024, respectively; 30,994 and 29,846 outstanding as of December 31, 2025 and 2024, respectively	44	43
Additional paid-in capital	761,495	773,371
Treasury stock, at cost: 13,803 and 13,379 shares as of December 31, 2025 and 2024, respectively	(199,998)	(199,998)
Retained earnings	30,116	15,246
Accumulated other comprehensive loss	(62)	(234)
Total stockholders’ equity	591,595	588,428
Total liabilities, convertible preferred stock and stockholders’ equity	$1,262,468	$1,155,425

The accompanying notes are an integral part of these consolidated financial statements.

EHEALTH, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share amounts)

	Year Ended December 31,
	2025	2024
Revenue
Commission	$497,955	$461,647
Other	56,053	70,763
Total revenue	554,008	532,410
Operating costs and expenses
Marketing and advertising	181,240	192,631
Customer care and enrollment	162,885	163,448
Technology and content	51,829	53,520
General and administrative	89,555	89,765
Impairment, restructuring and other charges	2,010	9,475
Total operating costs and expenses	487,519	508,839
Income from operations	66,489	23,571
Interest expense	(10,761)	(11,159)
Other income, net	2,998	6,900
Income before income taxes	58,726	19,312
Provision for income taxes	18,682	9,255
Net income	40,044	10,057
Preferred stock dividends	(23,604)	(22,249)
Change in preferred stock redemption value	(26,844)	(22,768)
Net loss attributable to common stockholders	$(10,404)	$(34,960)

Net loss per share attributable to common stockholders:
Basic and diluted	$(0.34)	$(1.19)
Weighted-average number of shares used in per share amounts:
Basic and diluted	30,484	29,335
Comprehensive income:
Net income	$40,044	$10,057
Unrealized holding gain (loss) on available for sale debt securities, net of tax	(16)	55
Foreign currency translation adjustments	188	(207)
Comprehensive income	$40,216	$9,905

The accompanying notes are an integral part of these consolidated financial statements.

EHEALTH, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance as of December 31, 2023	41,457	$41	$798,786	12,828	$(199,998)	$7,284	$(82)	$606,031
Issuance of common stock in connection with equity incentive plans	1,687	2	—	—	—	—	—	2
Repurchase of shares to satisfy employee tax withholding obligations	—	—	(3,415)	551	—	—	—	(3,415)
Dividends and accretion related to convertible preferred stock	—	—	(42,922)	—	—	(2,095)	—	(45,017)
Issuance of common stock for employee stock purchase program	81	—	354	—	—	—	—	354
Stock-based compensation	—	—	20,568	—	—	—	—	20,568
Other comprehensive loss, net of tax	—	—	—	—	—	—	(152)	(152)
Net income	—	—	—	—	—	10,057	—	10,057
Balance as of December 31, 2024	43,225	$43	$773,371	13,379	$(199,998)	$15,246	$(234)	$588,428
Issuance of common stock in connection with equity incentive plans	1,467	1	—	—	—	—	—	1
Repurchase of shares to satisfy employee tax withholding obligations	—	—	(2,440)	424	—	—	—	(2,440)
Dividends and accretion related to convertible preferred stock	—	—	(25,274)	—	—	(25,174)	—	(50,448)
Issuance of common stock for employee stock purchase program	105	—	404	—	—	—	—	404
Stock-based compensation	—	—	15,434	—	—	—	—	15,434
Other comprehensive income, net of tax	—	—	—	—	—	—	172	172
Net Income	—	—	—	—	—	40,044	—	40,044
Balance as of December 31, 2025	44,797	$44	$761,495	13,803	$(199,998)	$30,116	$(62)	$591,595

The accompanying notes are an integral part of these consolidated financial statements.

EHEALTH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2025	2024
Operating activities:
Net Income	$40,044	$10,057
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,881	1,983
Amortization of internally developed software	11,877	14,355
Stock-based compensation expense	15,043	19,881
Deferred income taxes	18,353	9,183
Loss on debt extinguishment	1,207	—
Impairment charges	868	7,479
Other non-cash items	247	429
Changes in operating assets and liabilities:
Accounts receivable	9,120	(12,814)
Contract assets – commissions receivable	(122,956)	(81,917)
Prepaid expenses and other assets	(4,706)	(4,206)
Accounts payable	5,009	16,173
Accrued compensation and benefits	(2,879)	3,087
Accrued marketing expenses	(430)	(3,728)
Deferred revenue	966	1,411
Accrued expenses and other liabilities	1,011	261
Net cash used in operating activities	(25,345)	(18,366)
Investing activities:
Capitalized internal-use software and website development costs	(13,058)	(10,762)
Purchases of property and equipment and other assets	(2,250)	(2,094)
Purchases of marketable securities	(74,010)	(96,985)
Proceeds from redemption and maturities of marketable securities	114,750	61,420
Net cash provided by (used in) investing activities	25,432	(48,421)
Financing activities:
Repayment of term loan credit facility	(70,732)	—
Proceeds from revolving credit facility, net of costs	122,188	—
Payments of deferred financing costs	(9,233)	(1,050)
Net proceeds from exercise of common stock options and employee stock purchases	404	354
Repurchase of shares to satisfy employee tax withholding obligations	(2,439)	(3,413)
Principal payments in connection with leases	—	(4)
Payments of preferred stock dividends	(5,900)	(5,561)
Net cash provided by (used in) financing activities	34,288	(9,674)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	153	(64)
Net increase (decrease) in cash, cash equivalents and restricted cash	34,528	(76,525)
Cash, cash equivalents and restricted cash at beginning of period	42,287	118,812
Cash, cash equivalents and restricted cash at end of period	$76,815	$42,287
Supplemental disclosure of cash flows
Cash paid for interest	$8,922	$9,232
The accompanying notes are an integral part of these consolidated financial statements.

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Summary of Business and Significant Accounting Policies

Description of Business – eHealth, Inc., a Delaware corporation, and its consolidated subsidiaries (collectively, “eHealth”) is a leading private health insurance marketplace with a technology and service platform that provides consumer engagement, education and health insurance enrollment solutions. Our mission is to expertly guide consumers, or beneficiaries, through their health insurance enrollment and related options, when, where and how they prefer. Our platform leverages technology to solve a critical problem in a large and growing market by aiding consumers in what has traditionally been a complex, confusing, and opaque health insurance purchasing process. Our omnichannel consumer engagement platform differentiates our offering from competitors and enables consumers to use our services through our self-service online platform, by telephone with a licensed and trained insurance agent, or benefit advisor, or through a hybrid online assisted interaction that includes live agent chat and co-browsing capabilities. We have created a consumer-centric marketplace that offers consumers a broad choice of insurance products that includes thousands of Medicare Advantage, Medicare Supplement, Medicare Part D prescription drug, individual, family, small business and other ancillary health insurance products from over 180 health insurance carriers nationwide, including approximately 50 Medicare health insurance carriers. Our plan recommendation tool curates this broad plan selection by analyzing consumer health-related information against plan data for insurance coverage fit. This tool is supported by a unified data platform and is available to our ecommerce consumers and our benefit advisors. We strive to be the most trusted, unbiased, transparent partner to consumers in their journeys through the health insurance market.

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

Commission Revenue. We earn commission revenue from insurance policies sold on behalf of our insurance carrier partners for which we are designated as the broker of record. Specifically, we earn commission revenue when a submitted insurance application is approved by the health insurance carrier, who we define as our customer under ASC 606. In the first effective plan year of a Medicare Advantage and Medicare Part D prescription drug plan, we receive a fixed, annual commission from health insurance carriers generally after the plan is approved by the carrier and becomes effective. Additionally, if the plan is the first Medicare Advantage or Medicare Part D prescription drug plan issued to the member, either because the beneficiary just became eligible or has previously been covered through Original Medicare, we may receive a higher commission that covers a full 12-month period, regardless of the plan’s effective month. Beginning with the second plan year and for as long as the member remains on that plan, we typically receive fixed, monthly commissions for Medicare Advantage and Medicare Part D prescription drug plans, continuing until we are no longer the broker of record.

For individual and family, Medicare Supplement, small business and ancillary plans, our commissions generally represent a flat amount per member per month or a percentage of the premium amount collected by the carrier while the member maintains coverage. Premium-based commissions are reported to us after the health insurance carrier collects premiums, generally every month. We continue to receive commissions from the relevant health insurance carrier until we are no longer the broker of record.

Although the commission rates we are paid are based on agreed-upon contractual terms, the transaction price for our commission revenue is determined using the estimated constrained lifetime value (“LTV”) of commission payments that we expect to receive over the life of an approved policy. This includes the first year of commissions due upon the initial sale of the policy as well as an estimate of renewal commissions, when applicable. We estimate constrained LTV of commissions for each insurance product by using a portfolio approach to a group of approved members by plan type and the effective month of the relevant plan, which we refer to as “cohorts.” We recognize initial revenue for plans approved during the period by applying the latest estimated constrained LTV of commissions for that product.

Our LTVs are based on a number of assumptions, some of which require significant judgment. Our LTV assumptions include, but are not limited to, estimating the conversion rate of an approved member to a paying member, forecasting average plan duration, which is the average length of time paying members are active on their plans, and forecasting the commission amounts likely to be received per member. These assumptions are based on our analysis of historical trends for the different cohorts and incorporate management’s judgment in interpreting those trends and then applying the constraints discussed below. For our Medicare commission revenue, which represented 96% and 93% of our total commission revenue for the years ended December 31, 2025 and 2024, respectively, the estimated average plan duration used to calculate Medicare health insurance plan LTVs is approximately 2 to 3 years for Medicare Advantage plans and approximately 4 to 5 years for both Medicare Supplement and Medicare Part D prescription drug plans. The estimated average plan duration used to calculate the LTV for major medical individual and family health insurance plans is approximately 1.5 to 2 years. For short term health insurance plan LTVs, the estimated average plan duration is approximately six months. For all other ancillary health insurance plan LTVs, the estimated average plan duration has historically varied from 1 to 6 years. For small business health insurance plans, we recognize commission revenue at the time the plan is approved by the carrier, and when it renews each year thereafter, equal to the estimated commissions we expect to collect from the plan over the following 12 months.

Constraints are applied to our computed LTVs for revenue recognition purposes to help ensure that the total estimated LTV of commissions expected to be collected for an approved member’s plan are recognized as revenue only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with future commissions receivable is subsequently resolved. Significant judgment can be involved in determining the constraint. To determine the constraints to be applied to LTV, we compare cash collection patterns to our assumptions and analyze the drivers for variations. We then apply judgment

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
in assessing whether the variation between historical cash collections and LTV is representative of variations that can be expected in future periods. We also analyze whether circumstances have changed and consider any known or potential modifications to the inputs into LTV in light of the factors that can impact the amount of cash expected to be collected in future periods, including but not limited to contracted commission rates, carrier mix, plan duration, cancellations of insurance plans offered by health insurance carriers with which we have a relationship, changes in laws and regulations, and changes in the economic environment. We evaluate the appropriateness of our constraints on an annual basis, at least, and update our assumptions when we observe a sufficient amount of evidence that would suggest that the long-term expectation underlying the assumptions has changed. The constraints applied to Medicare Advantage, Medicare Supplement and Medicare Part D product LTVs were 5.5%, 4.0% and 7.0%, respectively, for the year ended December 31, 2025 and 5.5%, 9.0% and 7.0%, respectively, for the year ended December 31, 2024.

Additionally, we continuously monitor cash collections and performance for each existing cohort and we assess these results in relation to our most recently booked estimates. We evaluate any differences, and to the extent we believe changes in our estimates of cash collections are indicative of an increase or decrease to prior period LTVs, we adjust revenue for the affected cohorts at the time such determination is made. As we accumulate more historical data, we continue to enhance our LTV estimation models using statistical tools to increase the accuracy of LTV estimates. Adjustments increasing revenue are only recognized when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. This results in net adjustment revenue, or adjustment to revenue recognized for existing plans approved in prior periods. We recompute LTVs for all existing cohorts approved in prior periods on a quarterly basis and changes in LTV may result in an increase or a decrease to revenue and a corresponding increase or decrease to contract assets — commissions receivable.

For our Medicare segment, our commissions may also include certain bonus payments, which are generally based on attaining predetermined target sales or other objectives, as determined by the health insurance carriers.

See Note 2 – Revenue for additional information regarding our commission revenue.

Other Revenue. Within our two operating segments, we earn commission revenue, as well as non-commission revenue, or other revenue, which includes fees related to online sponsorship and advertising, non-broker of record arrangements, technology licensing, captive arrangements and performance of other services.

We generate revenue from our sponsorship and advertising program allows carriers to purchase advertising space for non-Medicare products on our website. In return for our services, we typically are paid a fee, which is recognized over the period that advertising is displayed, and often a performance fee based on metrics such as submitted health insurance applications, which is recognized when the service has been performed. We also offer our Medicare advertising program, where we may engage in other activities including marketing. In these instances, we are typically paid a fixed, up-front fee, which we recognize as revenue ratably over the service period as service is performed.

In our non-broker of record arrangements, we facilitate beneficiary enrollment in Medicare-related health insurance plans with health insurance carriers without becoming the broker of record. Under these arrangements, we receive one-time and monthly fees for hours worked by the sales team for enrollments and other administrative fees, as determined by contract terms. Our services are complete once the submitted application is approved by the relevant health insurance carrier. Accordingly, we recognize fee income based upon the contract terms after the carrier approves an application.

In certain arrangements where we work as captive agents for specific health insurance carriers, we recognize revenue for customer care and enrollment (“CC&E”) and marketing fees paid to us by the health insurance carriers in the period the services are performed.

We also generate revenue from agreements with health insurance carriers to perform post enrollment services for members in Medicare-related health insurance plans. We typically are paid a fixed fee upon completion of the specific service and the revenue is recognized in the period the service was completed.

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
We may generate revenue from our commercial technology licensing, which allows carriers the use of our ecommerce platform to offer their own health insurance policies on their websites and agents to utilize our technology to power their online quoting, content and application submission processes. Typically, we are paid a one-time implementation fee, which we recognize on a straight-line basis until the implementation is complete, and a performance fee based on metrics such as the number of submitted health insurance applications. In instances where the performance criteria data is tracked by us, we recognize revenue in the period of performance and when all other revenue recognition criteria has been met. In instances where the performance criteria data is tracked by the third party, we recognize revenue when reversal of such amounts is probable to not occur.

Incremental Costs to Obtain a Contract. Our sales compensation plans, which are directed at converting leads into approved members, represent fulfillment costs and not costs to obtain a contract with a customer. Additionally, we reviewed compensation plans related to personnel responsible for identifying new health insurance carriers and entering into contracts with new health insurance carriers and concluded that no incremental costs are incurred to obtain such contracts. Therefore, costs related to these compensation plans are expensed as incurred.

Deferred Revenue – Deferred revenue includes deferred fees and amounts collected from non-broker of record arrangements, captive agreements, advertising, sponsorship or technology licensing customers in advance of our performing our service for such customers. It also includes the amount by which both unbilled and billed services provided under our technology licensing arrangements exceed the revenue recognized to date.

Marketing and Advertising Expenses – Marketing and advertising expenses consist primarily of member acquisition expenses associated with our direct marketing and marketing partner channels, in addition to compensation and other expenses related to marketing, business development, partner management, public relations and carrier relations personnel who support our offerings. Our direct channel expenses may consist of costs for direct mail, email marketing, paid keyword search advertising on search engines and paid social platforms, search engine optimization, and radio, television and video advertising. We recognize direct marketing expenses in our direct member acquisition channel in the period in which they are incurred, including in the period in which the consumer clicks on the advertisement for direct online channels. Our marketing partner channel expenses primarily consist of fees paid to marketing partners with which we have a relationship. Advertising costs for our marketing partner channel are expensed as incurred. Advertising costs incurred in the years ended December 31, 2025 and 2024 totaled $153.5 million and $164.2 million, respectively.

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

Research and Development Expenses – Research and development expenses consist primarily of compensation and related expenses incurred for employees on our engineering and technical teams, which are expensed as incurred. Research and development costs, which totaled $13.8 million and $12.4 million for the years ended December 31, 2025 and 2024, respectively, are primarily included in the “Technology and content” line in the accompanying Consolidated Statements of Comprehensive Income.

Internal-Use Software and Website Development Costs – We capitalize costs of materials, consultants and compensation and benefits costs of employees who devote time to the development of internal-use software and websites during the application development stage. The amortization expenses of these assets are recorded in the “Technology and content” line in the accompanying Consolidated Statements of Comprehensive Income. Our judgment is required in determining the point at which various projects enter the phases where costs may be capitalized, in assessing the ongoing value of the capitalized costs and in determining the estimated useful lives over which the costs are amortized, which is generally 3 years. For the years ended December 31, 2025 and 2024, we capitalized internal-use software and website development costs of $13.5 million and $11.5 million, respectively, and recorded amortization expense of $11.9 million and $14.4 million, respectively. Capitalized internal-use software and website development costs are included in other assets on our Consolidated Balance Sheets and were

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
$22.3 million and $20.7 million as of December 31, 2025 and 2024, respectively. See Note 5 - Equity for the amount of stock-based compensation capitalized for internal-use software.

Stock-Based Compensation – We grant stock-based awards to officers, certain other employees of the Company and outside directors. The stock-based awards have consisted of stock options, restricted stock units and performance-based stock units. We treat service-based awards with graded vesting as a single award. We recognize stock-based compensation expense ratably based on the fair value of our stock-based awards over their respective requisite service periods, typically the vesting period, which is generally three to four years for service-based awards for employees and one year for outside directors or up to the one-year anniversary of achieving performance criteria for performance-based awards. Stock-based compensation expense is recognized net of estimated forfeitures.

Stock Options. Our stock options have consisted of service, performance and market-based awards and have exercise prices equal to the market price of the underlying common shares on the date of grant and a term of seven years. The estimated grant date fair value of our stock options is estimated using the Black-Scholes option-pricing model and a single option award approach. The weighted-average expected term for stock options granted is calculated using historical option exercise behavior. The dividend yield is determined by dividing the expected per share dividend during the coming year by the grant date stock price. Through December 31, 2025, we had not declared or paid any cash dividends to common stockholders. We base the risk-free interest rate on the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term of our stock options. Expected volatility is determined using a combination of the implied volatility of publicly traded options in our stock and historical volatility of our stock price.

Restricted and Performance-Based Stock Units. Our restricted stock units consist of service-based award. Our performance-based stock units are subject to certain performance metrics, which may be market-based or non-market-based financial metrics. Our market-based performance stock units are contingent upon the attainment of certain stock prices generally over a four-year performance period. Our non-market-based performance metrics are contingent upon attainment of certain financial performance metrics, generally over a performance period of up to three years. Performance-based stock units vest over a defined service period, subject to the employee’s continued service through the vesting date. Each restricted and performance-based stock unit represents a contingent right to receive a share of our common stock upon predetermined criteria.

The fair value for restricted and non-market-based performance stock units is estimated on the date of grant based on the current market price of our common shares. The grant date fair value of market-based performance stock awards is determined using the Monte-Carlo simulation model and requires the input of subjective assumptions. The weighted-average expected term is based on the likelihood of achievement using historical behavior. The dividend yield is based on our dividend payment history and expectation of future dividend payments. Through December 31, 2025, we had not declared or paid any cash dividends to common stockholders. We base the risk-free interest rate on the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the length of the remaining performance period. Expected volatility is determined using a combination of the implied volatility of publicly traded options in our stock and historical volatility of our stock price.

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

401(k) Plan – Our Board of Directors adopted a defined contribution retirement plan (“401(k) Plan”) in 1998, which qualifies under Section 401(k) of the Internal Revenue Code of 1986. Participation in the 401(k) Plan is available to substantially all employees in the United States. Employees may contribute up to 85% of their salary, subject to applicable annual Internal Revenue Code limits and are permitted to make both pre-tax and after-tax contributions. Employee contributions are fully vested when contributed. We contribute a maximum of 100% of the first 3% of compensation a participant contributes to the 401(k) Plan, which vests immediately. Our matching contributions to the 401(k) Plan are discretionary and are expensed as incurred. We recognized expenses of $4.2 million for each of the years ended December 31, 2025 and 2024 related to 401(k) matching contributions.

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

Recently Adopted Accounting Pronouncements

Income Taxes (Topic 740) — In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which will require public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as additional disclosure on income taxes paid. The ASU is effective on a prospective basis for fiscal years beginning after December 15, 2024 for public entities, retrospective application and early adoption are permitted. We have adopted ASU 2023-09 retrospectively in our consolidated financial statements and related disclosures. Other than additional required disclosures, adoption of the ASU did not have an impact on our consolidated financial statements. See Note 13 - Income Taxes for additional information.

Recently Issued Accounting Pronouncements Not Yet Adopted

Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40) — In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40) – In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Others - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This ASU amends the existing standard that refers to various stages of a software development project to align better with current software development methods, such as agile programming. The new guidance is effective for all entities for annual periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. The ASU can be applied on a fully prospective basis, a modified basis for in-process projects, or a full retrospective basis. We are currently evaluating the impact of adopting this ASU on our consolidated financial statements and related disclosures.

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 2 – Revenue

Disaggregation of Revenue – The table below depicts the disaggregation of revenue by product and is consistent with how we evaluate our financial performance (in thousands):

	Year Ended December 31,
	2025	2024
Medicare
Medicare Advantage	$421,809	$394,942
Medicare Supplement	34,142	19,634
Medicare Part D	4,884	12,773
Total Medicare	460,835	427,349
Individual and Family (1)
Non-Qualified Health Plans	1,899	3,640
Qualified Health Plans	1,934	4,762
Total Individual and Family	3,833	8,402
Ancillary
Hospital Indemnity	12,157	1,585
Dental	3,183	3,514
Vision	1,859	2,062
Short-term	1,255	2,317
Other	771	1,309
Total Ancillary	19,225	10,787
Small Business	11,102	11,545
Commission Bonus and Other	2,960	3,564
Total Commission Revenue	497,955	461,647
Other Revenue
Sponsorship and Advertising Revenue	30,699	45,481
Fee-based and Other Revenue	25,354	25,282
Total Other Revenue	56,053	70,763
Total Revenue	$554,008	$532,410
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

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Commission Revenue

Commission revenue by segment is presented in the table below (in thousands, except per share amounts):

	Year Ended December 31,
	2025	2024
Medicare
Commission revenue from members approved during the period	$433,205	$412,887
Net commission revenue from members approved in prior periods (1)	42,962	18,678
Total Medicare segment commission revenue	$476,167	$431,565
Employer and Individual
Commission revenue from members approved during the period	$11,537	$16,463
Commission revenue from renewals of small business members during the period	8,862	9,562
Net commission revenue from members approved in prior periods (1)	1,389	4,057
Total Employer and Individual segment commission revenue	$21,788	$30,082

Total commission revenue from members approved during the period	$444,742	$429,350
Commission revenue from renewals of small business members during the period	8,862	9,562
Total net commission revenue from members approved in prior periods (1)(2)	44,351	22,735
Total commission revenue	$497,955	$461,647
_______
(1)    For all existing cohorts approved in prior periods, we reassess assumptions for our constrained lifetime value (“LTV”) of commissions on a quarterly basis and compare these to the current constrained LTV recognized on these cohorts. To the extent there is an indication of a change to expected cash collections for these cohorts, net commission revenue from members approved in prior periods, also referred to as net adjustment revenue, is recorded to adjust revenue previously recognized for the affected cohorts. Net adjustment revenue includes both increases and reductions to revenue; however, adjustments increasing revenue are only recognized when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur.

(2)     The after-tax impact of net commission revenue from members approved in prior periods for the years ended December 31, 2025 and 2024 was $1.10 and $0.59 per basic and diluted share, respectively.

LTV Estimation Model

During 2025, we observed increases in new paying members, constraint release for Medicare Supplement plans and commission rate increases for our Medicare segment. Based on our evaluation of the updated LTV models, constraint release and improved retention and commission rate trends, we recorded $43.0 million of net adjustment revenue for the year ended December 31, 2025. In addition, we continued to observe commission rate increases in our LTV assessments for the majority of the earlier period cohorts of certain products in our Employer & Individual (“E&I”) segment and as a result, we recognized $1.4 million of net adjustment revenue for the year ended December 31, 2025. We will continue to monitor our member retention rates as compared to our forecasts and other market factors and evaluate whether any addition or reduction of adjustment revenue shall be recorded as we continue to assess our LTV models in future periods.

During 2024, we observed increases in new paying members, constraint release for Medicare Advantage plans and commission rate increases for our Medicare segment. Based on our evaluation of the updated LTV models and improved retention and commission rate trends, we recorded $18.7 million of net adjustment revenue for the year ended December 31, 2024. In addition, we continued to observe commission retention rate increases in our LTV assessments for the majority of the earlier period cohorts of certain products in our E&I segment and as a result, we recognized $4.1 million of net adjustment revenue for the year ended December 31, 2024.

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 3 – Supplemental Financial Statement Information

Cash, Cash Equivalents and Restricted Cash

Our cash, cash equivalents and restricted cash balances are summarized as follows (in thousands):

	December 31, 2025	December 31, 2024
Cash	$58,162	$10,927
Cash equivalents	15,563	28,270
Cash and cash equivalents	73,725	39,197
Restricted cash	3,090	3,090
Total cash, cash equivalents and restricted cash	$76,815	$42,287

As of December 31, 2025 and 2024, we had $3.1 million of restricted cash which was classified as a non-current asset on our Consolidated Balance Sheets. This amount collateralizes letters of credit related to certain lease commitments.

Contract Assets and Accounts Receivable

We do not require collateral or other security for our contract assets and accounts receivable. We believe the potential for collection issues with any of our customers was minimal as of December 31, 2025.

We estimate an allowance for credit losses using relevant available information from internal and external sources, related to past events, current conditions and reasonable and supportable forecasts. Specifically, for the purpose of measuring the probability of default parameters, we utilize Capital IQ’s, Standard & Poor’s and Moody’s analytics. Our estimates of loss given default are determined by using our historical collections data as well as historical information obtained through our research and review of other insurance related companies. Our estimated exposure at default is determined by applying these internal and external data sources to our commissions receivable balances. As such, we apply an immediate reversion method and revert to historical loss information when computing our credit loss exposure. Credit loss expenses are assessed quarterly and included in the “General and administrative” line in our Consolidated Statements of Comprehensive Income. There were no write-offs during the years ended December 31, 2025 and 2024.

The change in the allowance for credit losses is summarized as follows (in thousands):

	December 31, 2025	December 31, 2024
Beginning balance	$2,222	$2,118
Change in allowance	216	104
Ending balance	$2,438	$2,222

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Our contract assets – commissions receivable activities, net of credit loss allowances, are summarized as follows (in thousands):

	Year Ended December 31, 2025
	Medicare Segment	E&I Segment	Total
Beginning balance	$936,940	$63,050	$999,990
Commission revenue from members approved during the period	433,205	11,537	444,742
Commission revenue from renewals of small business members during the period	—	8,862	8,862
Net commission revenue from members approved in prior periods	42,962	1,389	44,351
Cash receipts	(343,983)	(31,016)	(374,999)
Net change in credit loss allowance	(206)	(10)	(216)
Ending balance	$1,068,918	$53,812	$1,122,730

	Year Ended December 31, 2024
	Medicare Segment	E&I Segment	Total
Beginning balance	$847,332	$70,845	$918,177
Commission revenue from members approved during the period	412,887	16,463	429,350
Commission revenue from renewals of small business members during the period	—	9,562	9,562
Net commission revenue from members approved in prior periods	18,678	4,057	22,735
Cash receipts	(341,860)	(37,870)	(379,730)
Net change in credit loss allowance	(97)	(7)	(104)
Ending balance	$936,940	$63,050	$999,990

Credit Risk

Our financial instruments that are exposed to concentrations of credit risk principally consist of cash, cash equivalents, marketable securities, contract assets – commissions receivable and accounts receivable. We invest our cash and cash equivalents with major banks and financial institutions and, at times, such investments are in excess of federally insured limits. We also have deposits with major banks in China that are denominated in both U.S. dollars and Chinese Yuan Renminbi and are not insured by the U.S. federal government. The deposits in China were $2.3 million as of December 31, 2025. See Note 4 – Fair Value Measurements for additional information regarding our marketable securities.

We do not require collateral or other security for either our contract assets or accounts receivable. Carriers that represented 10% or more of our total contract assets – commissions receivable and accounts receivable balances are summarized as follows:

	December 31, 2025	December 31, 2024
Humana	33%	28%
UnitedHealthcare (1)	28%	27%
Aetna (1)	13%	17%
_______
(1)Percentages include the carriers’ subsidiaries.

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Prepaid Expenses and Other Current Assets – Our prepaid expenses and other current assets are summarized as follows (in thousands):

	December 31, 2025	December 31, 2024
Prepaid software and maintenance contracts	$5,449	$5,582
Prepaid licenses	2,335	2,358
Prepaid insurance	1,254	1,296
Prepaid marketing	1,104	1,058
Prepaid other expenses	1,787	1,347
Other current assets	1,399	1,320
Prepaid expenses and other current assets	$13,328	$12,961

Property and Equipment, net – Our property and equipment, net are summarized as follows (in thousands):

	December 31, 2025	December 31, 2024
Computer equipment and software	$9,983	$9,183
Office equipment and furniture	837	928
Leasehold improvements	3,453	3,403
Property and equipment, gross	14,273	13,514
Less: accumulated depreciation and amortization	(9,742)	(9,077)
Property and equipment, net	$4,531	$4,437

Depreciation and amortization expense related to property and equipment for the years ended December 31, 2025 and 2024 was $1.9 million and $2.0 million, respectively. During 2024, we recognized $0.5 million of property and equipment impairment as a result of impairment charges on certain leased office spaces in the “Impairment, restructuring and other charges” line in our Consolidated Statements of Comprehensive Income.

Intangible Assets – As of December 31, 2025 and 2024, our intangible assets subject to amortization had a gross carrying value of $17.2 million and life-to-date accumulated amortization and impairment charges of $17.2 million. As of December 31, 2025 and 2024, our indefinite-lived intangible assets had a gross carrying value of $5.1 million and life-to-date impairment charges of $3.2 million. We had no amortization expense related to intangible assets for the years ended December 31, 2025 and 2024.

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

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Our financial assets measured at fair value on a recurring basis are summarized below by their classification within the fair value hierarchy as follows (in thousands):

	December 31, 2025
	Carrying Value	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents
Money market funds	$15,563	$15,563	$—	$—	$15,563
Short-term marketable securities
Commercial paper	3,495	—	3,495	—	3,495
Total assets measured at fair value	$19,058	$15,563	$3,495	$—	$19,058

	December 31, 2024
	Carrying Value	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents
Money market funds	$15,090	$15,090	$—	$—	$15,090
Commercial paper	10,562	—	10,562	—	10,562
Government securities	2,618	—	2,618	—	2,618
Short-term marketable securities
Commercial paper	17,799	—	17,799	—	17,799
Government securities	25,244	—	25,244	—	25,244
Total assets measured at fair value	$71,313	$15,090	$56,223	$—	$71,313

We endeavor to utilize the best available information in measuring fair value. Our money market funds are measured at fair value based on quoted prices in active markets and are classified as Level 1 within the fair value hierarchy. Our available for sale marketable securities, which include commercial paper and government securities with maturities of less than one year, are measured at fair value using quoted market prices to the extent available or alternative pricing sources and models utilizing market observable inputs and are classified as Level 2 within the fair value hierarchy. There were no transfers between the hierarchy levels during either of the years ended December 31, 2025 or 2024.

The following table summarizes our cash equivalents and available-for-sale debt securities by contractual maturity (in thousands):

	As of December 31, 2025		As of December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in 1 year	$19,058	$19,058	$71,297	$71,313

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unrealized gains and losses on available-for-sale debt securities that are not credit related are included in accumulated other comprehensive loss and summarized as follows (in thousands):

	December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents
Money market funds	$15,563	$—	$—	$15,563
Short-term marketable securities
Commercial paper	3,495	—	—	3,495
Total	$19,058	$—	$—	$19,058

	December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents
Money market funds	$15,090	$—	$—	$15,090
Commercial paper	10,565	—	(3)	10,562
Government securities	2,618	—	—	2,618
Short-term marketable securities
Government securities	17,792	7	—	17,799
Corporate bond	25,232	12	—	25,244
Total	$71,297	$19	$(3)	$71,313

As of December 31, 2025, we had no securities in a net unrealized loss position. As of December 31, 2024, we had 11 securities in a net unrealized loss position that were immaterial individually and in aggregate. We did not record any credit losses regarding our available-for-sale debt securities during the year ended December 31, 2025 or 2024. We do not intend to sell these securities and it is more likely than not that we will not be required to sell these securities before the recovery of their amortized cost basis. We recognized interest income of $3.9 million and $7.2 million for the years ended December 31, 2025 and 2024, respectively.

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

Stock Repurchase Programs – We had no stock repurchase activity during the years ending December 31, 2025 or 2024 and had 10.7 million shares previously repurchased under our past repurchase programs. For accounting purposes, common stock repurchased under our stock repurchase programs is recorded based upon the settlement date of the applicable trade. Such repurchased shares are held in treasury and are presented using the cost method.

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition, as of December 31, 2025 and 2024, we had 3.1 million and 2.7 million shares, respectively, in treasury that were previously surrendered by employees to satisfy tax withholding due in connection with the vesting of certain restricted stock units. As of December 31, 2025 and 2024, we had a total of 13.8 million and 13.4 million shares, respectively, held in treasury.

2020 Employee Share Purchase Plan – Our Amended and Restated 2020 Employee Stock Purchase Plan (“ESPP”) allows eligible employees to purchase shares of our common stock based on a percentage of their compensation subject to certain limits. Employees purchased 0.1 million shares of common stock under our ESPP during the years ended December 31, 2025 and 2024. There were 0.4 million shares remaining for purchase under our ESPP as of December 31, 2025. There was $0.1 million of unrecognized compensation cost related to our employee stock purchase program, expected to be recognized over a weighted average period of 0.4 years as of December 31, 2025.

Amended and Restated 2024 Equity Incentive Plan – On June 12, 2024, upon approval at our annual meeting of stockholders, we adopted the 2024 Equity Plan which replaced the Amended and Restated 2014 Equity Incentive Plan (the “2014 Equity Plan”). Subject to applicable laws, we are permitted to grant awards of stock options, restricted stock units, stock appreciation rights, performance units and performance shares to eligible employees, directors and consultants of ours or any parent or subsidiary corporation of ours under the 2024 Equity Plan. We have reserved for issuance under the 2024 Equity Plan a number of shares equal to the sum of (i) 1,350,000 shares, plus (ii) up to an additional 300,000 shares reserved for issuance under the 2014 Equity Plan that (A) were reserved but not issued or (B) are subject to equity awards that later expire or otherwise terminate without having been exercised or issued in full or are forfeited to or repurchased by the Company due to failure to vest. On June 18, 2025, upon approval at our annual meeting of stockholders, we amended and restated our 2024 Equity Plan (as amended and restated, the “A&R 2024 Equity Plan”) to reserve an additional 1,500,000 shares of our common stock for issuance under the A&R 2024 Equity Plan. The A&R 2024 Equity Plan does not include an evergreen provision to automatically increase the number of shares available under the plan, and any increase in the number of shares authorized for issuance under the A&R 2024 Equity Plan requires stockholder approval. Additionally, while shares subject to awards granted under our A&R 2024 Equity Plan which expire or become unexercisable or are forfeited to or repurchased by us due to failure to vest will return to the A&R 2024 Equity Plan share reserve, the following shares will not return to the share reserve for future issuance: (i) shares used in connection with the exercise of an option and/or stock appreciation right to pay the exercise price or purchase price of such award or satisfy applicable tax withholding obligations; and (ii) the gross number of shares subject to stock appreciation rights that are exercised. As of December 31, 2025, 1,281,644 shares were available for grant under the A&R 2024 Equity Plan.

Amended and Restated 2021 Inducement Plan - On September 22, 2021, the Company adopted an inducement plan (the “2021 Inducement Plan”), pursuant to which the Company reserved 410,000 shares of its common stock (subject to customary adjustments in the event of a change in capital structure of the Company) to be used exclusively for grants of awards to individuals who were not previously employees or directors of the Company, other than following a bona fide period of non-employment, as an inducement material to the individual's entry into employment with the Company within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules (“Nasdaq Rules”). Subject to applicable laws, the 2021 Inducement Plan allows us to grant awards of nonqualified stock options, restricted stock units, stock appreciation rights, performance units and performance shares to eligible individuals. In March 2022 and September 2022, the Company amended and restated its 2021 Inducement Plan to reserve an additional 500,000 and 1,500,000 million shares of its common stock, respectively (as amended and restated, the "A&R 2021 Inducement Plan"). The 2021 Inducement Plan and its amendments were approved by our board of directors (the "Board") without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Rules, and the terms and conditions of the A&R 2021 Inducement Plan and awards to be granted thereunder are substantially similar to our stockholder-approved A&R 2024 Plan. As of December 31, 2025, 67,552 shares were available for grant under the 2021 Inducement Plan.

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Stock-Based Compensation Expense – Our stock-based compensation expense is summarized by award types for the years presented below (in thousands):

	Year Ended December 31,
	2025	2024
Restricted stock units	$12,088	$16,081
Performance-based stock units	2,315	2,397
Common stock options	438	1,283
Employee stock purchase program	202	120
Total stock-based compensation expense	$15,043	$19,881
Related tax benefit recognized	$3,641	$4,748

The following table summarizes stock-based compensation expense by operating function for the years presented below (in thousands):

	Year Ended December 31,
	2025	2024
Marketing and advertising	$2,268	$2,413
Customer care and enrollment	1,221	1,845
Technology and content	2,552	3,331
General and administrative	9,002	12,292
Total stock-based compensation expense	15,043	19,881
Amount capitalized for internal-use software	391	687
Total stock-based compensation	$15,434	$20,568

For the years ended December 31, 2025 and 2024, there was a total of $0.4 million and $0.7 million, respectively, of stock-based compensation expense capitalized in the internal-use software and website development costs in the “Other assets” line in our Consolidated Balance Sheets and represents a noncash investing activity.

Stock Options – The following table summarizes stock option activity (in thousands, except weighted-average exercise price and weighted-average remaining contractual life data):

	Number of Stock Options (1)	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (2)
Outstanding as of December 31, 2024	213	$40.15	3.6	$—
Granted	—	$—
Exercised	—	$—
Forfeited	(113)	$39.37
Outstanding balance as of December 31, 2025	100	$41.03	2.8	$—
Exercisable as of December 31, 2025	100	$41.03	2.8	$—
_______
(1)Includes certain stock options with service, performance-based or market-based vesting criteria.
(2)The aggregate intrinsic value is calculated as the product between eHealth’s closing stock price as of December 31, 2025 and 2024 and the exercise price of in-the-money options as of those dates.

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

There were no options granted or exercised during the years ended December 31, 2025 and 2024.

As of December 31, 2025, there was no unamortized compensation cost, net of estimated forfeitures, related to stock options.

Restricted Stock Units – The following table summarizes restricted stock unit activity (in thousands, except weighted-average grant date fair value and weighted-average remaining service period data):

	Number of Restricted Stock Units	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Service Period (years)	Aggregate Intrinsic Value (1)
Outstanding as of December 31, 2024	3,111	$7.41	1.1	$29,247
Granted	1,414	$5.21
Vested	(1,467)	$8.17
Forfeited	(153)	$6.24
Outstanding as of December 31, 2025	2,905	$6.02	1.0	$13,362
_______
(1)The aggregate intrinsic value is calculated as the difference of the grant date price and our closing stock price as of December 31, 2025 and 2024 multiplied by the number of restricted stock units outstanding as of December 31, 2025 and 2024, respectively.

As of December 31, 2025, there was $12.5 million of total unamortized compensation cost, net of estimated forfeitures, related to restricted stock units, expected to be recognized over a weighted average period of 1.7 years. The total fair value of restricted stock units vested during the year ended December 31, 2025 and 2024 was $8.1 million and $7.7 million, respectively.

Performance-based Stock Units – The following table summarizes performance-based stock unit activity (in thousands, except weighted-average grant date fair value and weighted-average remaining service period data):

	Number of Performance-based Stock Units	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Service Period (years)	Aggregate Intrinsic Value (1)
Outstanding as of December 31, 2024	385	$11.03	2.0	$3,617
Granted	510	$3.43
Vested	—	$—
Forfeited	(73)	$36.28
Outstanding as of December 31, 2025	822	$4.09	1.8	$3,782
_______
(1)The aggregate intrinsic value is calculated as the difference of the grant date price and our closing stock price as of December 31, 2025 and 2024 multiplied by the number of performance stock units outstanding as of December 31, 2025 and 2024, respectively.

As of December 31, 2025, there was $1.3 million of total unamortized compensation cost, net of estimated forfeitures, related to performance-based stock units, expected to be recognized over a weighted average period of 1.8 years. There were no performance-based stock units that vested during the year ended December 31, 2025 The total fair value of performance-based stock units vested during the year ended December 31, 2024 was $2.5 million.

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 6 – Convertible Preferred Stock

Pursuant to an investment agreement dated February 17, 2021 with Echelon Health SPV, LP (“H.I.G.”), an investment vehicle of H.I.G. Capital (the “H.I.G. Investment Agreement”), we issued and sold to H.I.G., in a private placement, 2,250,000 shares of Series A convertible preferred stock (the “Series A Preferred Stock”), par value $0.001 per share, at an aggregate purchase price of $225.0 million on April 30, 2021 (the “Closing Date”). We received $214.0 million in net proceeds from the private placement with H.I.G., net of sales commissions and certain transaction fees totaling $11.0 million. On December 31, 2025, in connection with our entry into the new revolving credit facility with CCP Agency, LLC (the “Revolving Credit Facility”), we entered into a first amendment to the H.I.G. Investment Agreement (the “H.I.G. Investment Agreement Amendment”), which amends the H.I.G. Investment Agreement to, among other things, (i) explicitly permit entry into, borrowings under, and refinancing of the Revolving Credit Facility up to the initial $125.0 million in Aggregate Revolving Loan Commitments, as defined in the Investment Agreement Amendment, plus in the case of refinancings, certain additional amounts, (ii) add a liquidity covenant substantially similar to the covenant provided for in the Revolving Credit Facility, with the sole remedy for breach of the liquidity covenant being a 2.00% increase in the paid-in-kind dividend rate as described below, (iii) establish H.I.G.’s rights with respect to a new strategy committee of the Company’s board of directors, including the right to designate one member and an observer to the committee, and (iv) provide certain additional governance and covenant protections to H.I.G., including with respect to additional debt incurrence and information rights related to the Company’s annual budget. For further information on the Revolving Credit Facility, see Note 12 - Debt.

Our Series A Preferred Stock is considered temporary equity in our Consolidated Balance Sheets and we have determined there are no material embedded features that require recognition as a derivative asset or liability. The Series A Preferred Stock ranks senior to all other equity securities of the Company with respect to dividend rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company. The H.I.G. Investment Agreement Amendment had no impact on the classification or measurement of our Series A Preferred Stock as no substantive terms were modified.

Voting Rights — The Series A Preferred Stock votes together with the common stock as a single class on all matters submitted to a vote of the holders of the common stock in accordance with the Certificate of Designations of Series A Preferred Stock, as filed with the Secretary of State of the State of Delaware on April 30, 2021 and as amended on December 31, 2025 (collectively, the “Certificate of Designations”).

Dividends — The Series A Preferred Stock participates, on an as-converted basis, in all dividends paid to the holders of our common stock. From April 30, 2021 through June 30, 2023, dividends accrued at 8% per annum on the stated value of $100 per share, payable in kind (“PIK”). Subsequent to June 30, 2023, dividends accrue at 8% per annum, with 6% PIK and 2% payable in cash in arrears. Dividends compound semiannually and are PIK and payable in cash in arrears, as applicable, on June 30 and December 31 of each year. PIK dividends are cumulative and are added to the Accrued Value, as defined in the H.I.G. Investment Agreement. During the year ended December 31, 2025, we made cash dividend payments in an aggregate amount of $5.9 million.

Board Nomination Rights – As of December 31, 2025, H.I.G. has designated one member and one board observer to the Company’s Board of Directors.

Conversion Rights — The Series A Preferred Stock is convertible at any time into common stock at a conversion rate (the “Conversion Price”) and is subject to further adjustment and the number of shares of common stock issuable upon conversion is subject to certain limitations, each as set forth in the H.I.G. Investment Agreement. As of December 31, 2025, the Conversion Price was equal to $79.5861 per share.

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

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The H.I.G. Investment Agreement Amendment adds an additional liquidity covenant in which our Unrestricted Cash, as defined in the H.I.G. Investment Agreement Amendment, shall be no less than $45.0 million as of the last day of each calendar month for as long as H.I.G. continues to own at least 30% of the Series A Preferred Stock originally issued to it in the private placement. Failure to maintain the minimum Unrestricted Cash balance will result in a PIK dividend accrual rate of 8.00% per annum until the later of (a) the date on which we cure such breach, violation or failure and (b) the one-year anniversary of the date on which such breach, violation or failure first occurred. As of December 31, 2025, we were in compliance with the additional liquidity covenant.

As of December 31, 2025, the estimated Series A Preferred Stock redemption value equals 135% of the Accrued Value per share as of the redemption date, plus accrued PIK dividends, that have not yet been added to the Accrued Value, which is significantly in excess of the fair value of the common stock into which the Series A Preferred Stock is convertible as of December 31, 2025. We have elected to apply the accretion method to adjust the carrying value of the Series A Preferred Stock to its redemption value at the earliest date of redemption, April 30, 2027. Amounts recognized to accrete the Series A Preferred Stock to its estimated redemption value are treated as a deemed dividend and are recorded as a reduction to retained earnings, to the extent available, and if not, are recorded as a reduction to additional-paid-in-capital. The estimated redemption value will vary in subsequent periods due to the redemption put right described above and we have elected to recognize such changes prospectively. No shares of Series A Preferred Stock have been converted and the Series A Preferred Stock was convertible into 3.9 million shares of common stock as of December 31, 2025.

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the proceeds and changes to our Series A Preferred Stock (in thousands):

Gross proceeds	$225,000
Less: issuance costs	(10,975)
Net proceeds	$214,025

Balance as of December 31, 2024	$337,509
Accrued paid-in-kind dividends	17,704
Change in preferred stock redemption value	26,844
Balance as of December 31, 2025	$382,057

Note 7 – Net Loss Per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss attributable to common stockholders per share (in thousands, except per share amounts):

	Year Ended December 31,
	2025	2024
Basic
Net loss attributable to common stockholders	$(10,404)	$(34,960)
Shares used in per share calculation – basic	30,484	29,335
Net loss attributable to common stockholders per share – basic	$(0.34)	$(1.19)

Diluted:
Net loss attributable to common stockholders	$(10,404)	$(34,960)
Shares used in per share calculation – basic	30,484	29,335
Dilutive effect of common stock	—	—
Shares used in per share calculation – diluted	30,484	29,335
Net loss attributable to common stockholders per share – diluted	$(0.34)	$(1.19)

For each of the years ended December 31, 2025 and 2024, we had securities outstanding that could potentially dilute net loss per share, but the shares from the assumed conversion or exercise of these securities were excluded in the computation of diluted net loss per share as their effect would have been anti-dilutive. The number of weighted-average outstanding anti-dilutive shares that were excluded from the computation of diluted net loss per share consisted of the following (in thousands):

	Year Ended December 31,
	2025	2024
Convertible preferred stock	3,764	3,548
Restricted stock units	1,966	1,852
Performance-based stock units	542	209
Common stock options	180	216
Employee stock purchase program	12	9
Total	6,464	5,834

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

 Our future minimum payments under non-cancellable contractual service and licensing obligations as of December 31, 2025 were as follows (in thousands):

Year Ending December 31,
2026	$10,553
2027	3,152
2028	353
2029	—
2030	—
Thereafter	—
Total	$14,058

Operating Leases

Refer to Note 10 – Leases for commitments related to our operating leases.

Self-Insurance

We provide comprehensive major medical benefits to our employees. We maintain a substantial portion of our U.S. employee health insurance benefits on a self-insured basis with up to $0.3 million per individual per year with the maximum claim liability as of December 31, 2025 of $26.0 million. As a result, we record a self-insurance liability based on claims filed and an estimate of claims incurred but not yet reported. For the years ended December 31, 2025 and 2024 we had a self-insurance liability balance of $2.6 million and $2.1 million, respectively, in the “Accrued compensation and benefits” line in our Consolidated Balance Sheets.

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

During the years ended December 31, 2025 and 2024, we have not recorded any material litigation-related accruals for loss contingencies associated with legal proceedings or matters or have determined that an unfavorable outcome is reasonably possible or estimable. Legal proceedings or other contingencies may be material to our results of operations, financial condition or cash flows, even if we ultimately prevail, and we may from time to time enter into settlements to resolve such litigation. Legal costs incurred in connection with the resolution of claims, lawsuits and other contingencies generally are expensed as incurred.

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Legal Proceedings

On May 1, 2025, we became aware that the United States District Court for the District of Massachusetts unsealed a qui tam action, United States ex rel. Andrew Shea v. eHealth, Inc. et al, against numerous insurance carriers and insurance brokers, including eHealth, Inc. and its subsidiary, eHealthInsurance Services, Inc. The Relator’s lawsuit, originally filed under seal on November 2, 2021, was brought by a former eHealth marketing representative pursuant to the qui tam provision of the Federal False Claims Act. The Relator’s complaint alleges that eHealth, Inc. and eHealthInsurance Services, Inc., along with other insurance carriers and insurance brokers, violated the Federal False Claims Act through certain Medicare Advantage enrollment and marketing activities. The Relator’s complaint seeks, among other things, treble damages, civil penalties and costs. The Court’s May 1, 2025 order also unsealed the government’s notice of election to intervene in part in the qui tam action, as well as the government’s Complaint in Partial Intervention. The government’s Complaint brings similar claims under the Federal False Claims Act against certain defendants named in the Relator’s complaint, including eHealth, Inc. and eHealthInsurance Services, Inc. On July 30, 2025, we jointly filed an unopposed motion to stay the Relator’s claims pending the earlier of the outcome of the government’s investigation or a ruling on the Company’s motion to dismiss. On August 15, 2025, the court granted the motion and stayed the Relator’s claims until January 21, 2026. On August 19, 2025, eHealth jointly filed two motions to dismiss all claims against eHealth, and the court set a hearing date of January 21, 2026. The government filed its oppositions to both motions on October 20, 2025, and eHealth filed its joint replies on December 19, 2025. In the meantime, on December 9, 2025, eHealth filed a motion for leave to depose the Relator regarding certain eHealth privileged documents found to be in the Relator’s possession. The government and Relator each filed an opposition to this motion on December 23, 2025, and eHealth filed a reply brief on December 30, 2025. The court heard oral argument on both the deposition motion and the motions to dismiss on January 21, 2026, and took both matters under submission. The court subsequently extended the stay in the Relator’s case until the resolution of the pending motion to dismiss or May 13, 2026, whichever occurs first.

Note 9 – Segment and Geographic Information

Reportable Segments

Our operating and reportable segments have been determined in accordance with ASC 280, Segment Reporting. Our business structure is comprised of two reportable operating segments: (i) Medicare, and (ii) E&I. Our Medicare segment includes operating segments that have been aggregated based on the nature of products and services, types or class of customers, methods used to distribute the products and services, the nature of the regulatory environment and similarity of economic characteristics.

The Medicare segment consists primarily of commissions earned as the broker of record from our sale of Medicare-related health insurance plans, including Medicare Advantage, Medicare Supplement and Medicare Part D prescription drug plans, and to a lesser extent, ancillary products sold to our Medicare-eligible beneficiaries, including but not limited to, dental and vision insurance and hospital indemnity plans. Our commissions may also include certain bonus payments, which are generally based on attaining predetermined target sales levels or other objectives, as determined by the health insurance carriers. The Medicare segment also consists of amounts earned in connection with our advertising programs, including other services such as marketing, as well as amounts earned from our non-broker of record fee-based arrangements and our performance of various post-enrollment services for members.

The E&I segment consists primarily of commissions earned from our sale of individual and family plans, including both qualified and non-qualified plans, employer plans, which include small business health insurance plans, Individual Coverage Health Reimbursement Arrangements (“ICHRAs”) and ancillary products sold to our non-Medicare-eligible consumers, including but not limited to, dental, vision and short-term insurance. To a lesser extent, the E&I segment includes amounts earned from our online sponsorship program that allows carriers to purchase advertising space in specific markets on our website as well as our technology licensing activities.

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The results of our reportable segments are summarized for the periods presented below (in thousands):

	Year Ended December 31,
	2025	2024
Medicare:
Total revenue	$531,213	$500,638
Variable marketing and advertising	(147,081)	(157,121)
Medicare CC&E	(151,092)	(150,613)
Cost of revenue	(1,002)	(1,396)
Medicare segment gross profit	$232,038	$191,508

	Year Ended December 31,
	2025	2024
Employer and Individual:
Total revenue	$22,795	$31,772
Variable marketing and advertising	(4,356)	(4,321)
E&I CC&E	(9,378)	(10,103)
Cost of revenue	(331)	(398)
E&I segment gross profit	$8,730	$16,950

	Year Ended December 31,
	2025	2024
Consolidated:
Total revenue	$554,008	$532,410
Variable marketing and advertising	(151,437)	(161,442)
Segment CC&E	(160,470)	(160,716)
Cost of revenue	(1,333)	(1,794)
Total segment gross profit	$240,768	$208,458

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A reconciliation of our segment gross profit to the Consolidated Statements of Comprehensive Income for the periods presented is as follows (in thousands):

	Year Ended December 31,
	2025	2024

Total segment gross profit	$240,768	$208,458
Other marketing and advertising (1)	(28,470)	(29,395)
Other CC&E (2)	(2,415)	(2,732)
Technology and content	(51,829)	(53,520)
General and administrative	(89,555)	(89,765)
Impairment, restructuring and other charges	(2,010)	(9,475)
Interest expense	(10,761)	(11,159)
Other income, net	2,998	6,900
Income before income taxes	$58,726	$19,312
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

Geographic Information

Our long-lived assets primarily consist of property and equipment, net and internally developed software. Our long-lived assets are attributed to the geographic location in which they are located. Long-lived assets by geographical area are summarized as follows (in thousands):

	December 31, 2025	December 31, 2024
United States	$27,686	$26,033
China	374	299
Total	$28,060	$26,332

Significant Customers

Substantially all revenue for the years ended December 31, 2025 and 2024 was generated from customers located in the United States. Carriers representing 10% or more of our total revenue are summarized as follows. The majority of the revenue was from the Medicare segment.

	Year Ended December 31,
	2025	2024
Humana	35%	24%
UnitedHealthcare (1)	23%	22%
Aetna (1)	5%	18%
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

Subsequent to becoming a remote first workplace in the third quarter of 2022, we executed several subleases of our office space in the United States. The subleases run through the remaining term of the primary leases. As of December 31, 2025, we expect to generate a total of $10.2 million in future sublease income through January 31, 2030. Sublease income is recorded on a straight-line basis as a reduction of lease expense in our Consolidated Statements of Comprehensive Income.

We test right-of-use assets when impairment indicators are present in accordance with the asset impairment provisions of ASC 360, Property, Plant and Equipment. As a result of becoming a remote first workplace, we have assessed our occupied leased office space to identify excess space to vacate and potentially sublease. We have also periodically reassessed current market conditions in our previously vacated leased office spaces that have not yet been subleased. In instances where we determined impairment indicators were present at that time of our reassessment, we tested our right-of-use assets, including leasehold improvements, for impairment. We utilized an income approach to value the asset groups by performing a discounted cash flow analysis and determined that for certain leases the net carrying values exceeded the estimated discounted future cash flows expected to be derived from the properties based on Level 3 inputs, including current sublease market rent, future sublease market conditions and the discount rate. During the years ended December 31, 2025 and 2024 we recorded $0.9 million and $7.5 million, respectively, of impairment charges related to our operating lease right-of-use assets and property, plant and equipment in the “Impairment, restructuring and other charges” line in our Consolidated Statements of Comprehensive Income. See Note 11 — Impairment, Restructuring and Other Charges for further discussion about our asset impairment charges.

The components of operating lease costs were as follows (in thousands):

	Year Ended December 31,
	2025	2024
Operating lease expense	$4,815	$5,659
Operating sublease income	(2,819)	(2,549)
Total operating lease cost	$1,996	$3,110

Supplemental information related to our leases is as follows (dollars in thousands):

	Year Ended December 31,
	2025	2024
Cash paid for amounts included in the measurement of operating lease liabilities	$9,117	$8,881
Non-cash investing activities relating to operating lease right-of-use assets	$—	$509

	December 31, 2025	December 31, 2024
Weighted-average remaining lease term of operating leases	3.1 years	3.9 years
Weighted-average discount rate used to recognize operating lease right-of-use-assets	5.7%	5.7%

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2025, maturities of our operating lease liabilities are as follows (in thousands):

Year ending December 31,
2026	$8,374
2027	6,950
2028	4,998
2029	3,008
2030	196
Thereafter	—
Total lease payments (1)	23,526
Less imputed interest	(2,127)
Total	$21,399
_______
(1)Non-cancellable sublease proceeds for the years ending December 31, 2026, 2027, 2028, 2029, and 2030 of $3.1 million, $3.2 million, $3.3 million, $1.4 million and $0.1 million, respectively, are not included in the table above. There will be no sublease proceeds in the years after December 31, 2030.

Note 11 – Impairment, Restructuring and Other Charges
The following table details impairment, restructuring and other charges for each of the periods presented (in thousands):

	Year Ended December 31,
	2025	2024
Asset impairment charges	$868	$7,479
Restructuring and reorganization charges	1,142	1,996
Impairment, restructuring and other charges	$2,010	$9,475
Asset Impairments

For the year ended December 31, 2025, we recognized non-cash, pre-tax asset impairment charges of $0.9 million related to operating lease right-of-use asset impairments for certain vacated leased office spaces in the “Impairment, restructuring and other charges” line in our Consolidated Statements of Comprehensive Income. For the year ended December 31, 2024, we recognized non-cash, pre-tax asset impairment charges of $7.5 million, related to several of our leased office spaces in the “Impairment, restructuring and other charges” line in our Consolidated Statements of Comprehensive Income. These charges were comprised of $7.0 million of operating lease right-of-use asset impairments and $0.5 million of property and equipment impairment.

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Restructuring
Our restructuring and reorganization costs and liabilities consist primarily of severance, transition and other related costs. The following table summarizes the cash-based restructuring and reorganization related liabilities (in thousands):

Balance at December 31, 2024	$—
Restructuring and reorganization charges	1,142
Payments	(1,142)
Balance at December 31, 2025	$—

During the year ended December 31, 2025, we recognized $1.1 million of pre-tax restructuring charges in the “Impairment, restructuring and other charges” line in our Consolidated Statements of Comprehensive Income, primarily related to employee termination benefits as a result of macroeconomic changes and internal restructuring initiatives. Substantially all of the restructuring charges were settled in cash and no equity awards were modified. As of December 31, 2025, we had no restructuring accrual on our Consolidated Balance Sheets. During the year ended December 31, 2024, we recognized $2.0 million of pre-tax restructuring charges in the “Impairment, restructuring and other charges” line in our Consolidated Statements of Comprehensive Income, primarily related to employee termination benefits as a result of our cost-reduction efforts. Substantially all of the restructuring charges were settled in cash and no equity awards were modified.

Note 12 – Debt

Revolving Credit Facility

On December 31, 2025 (the “Closing Date”), eHealthInsurance Services, Inc. (the “Borrower”), a wholly-owned indirect subsidiary of eHealth, Inc., entered into a credit agreement (the “Revolving Credit Agreement”) with CCP Agency, LLC, as agent (the “Agent”), and the lenders party thereto. The Revolving Credit Agreement provides for a new asset-based revolving credit facility (the “Revolving Credit Facility”) with aggregate commitments of $125.0 million (the “Aggregate Revolving Loan Commitment”). The Borrower has the ability to request an increase to the Aggregate Revolving Loan Commitment under the Revolving Credit Agreement by an additional amount of up to $50.0 million, provided we receive commitments for such increase and satisfy certain other conditions. The amount available for us to borrow under the Revolving Credit Facility is equal to the lesser of the Aggregate Revolving Loan Commitment and the Borrowing Base, as defined by the Revolving Credit Agreement.

As of December 31, 2025, we borrowed $125.0 million of revolving loans available under the Revolving Credit Facility. A portion of the proceeds were used to repay in full all obligations outstanding under the Credit Agreement, as defined below, and to pay fees and expenses associated with the transactions contemplated by the Revolving Credit Agreement and the Investment Agreement Amendment. The remaining proceeds will be used for working capital and general corporate purposes. The obligations under the Revolving Credit Facility are guaranteed by Amplify Engagement Solutions Insurance Agency, LLC, the direct parent of the Borrower, and certain of the Company’s current and future subsidiaries (collectively, the “Guarantors”) and are secured by a first-priority lien on substantially all assets of the Borrower and the Guarantors, subject to certain carve-outs and exceptions. The Revolving Credit Facility matures in December 2028.

Borrowings under the Revolving Credit Agreement currently bear interest at the one-month Term SOFR (as defined in the Revolving Credit Agreement, subject to a floor of 2.00% per annum), plus an applicable margin of 6.50% per annum, and, under certain specified circumstances, may be calculated at the base rate (which is the highest of (1) the prime rate on such day, (2) the then-current federal funds rate set by the Federal Reserve Bank of New York, plus 0.50% per annum, (3) the one-month Term SOFR rate published, plus 2.00% per annum, and (4) 3.00% per annum), plus an applicable margin of 5.50% per annum.

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
We may voluntarily prepay the revolving loans under the Revolving Credit Facility in whole or in part, up to two times in any twelve-month period (when taken together with any borrowings after the Closing Date), and reduce or cancel commitments under the Revolving Credit Facility, in each case subject to notice requirements, minimum amounts and prepayment premiums. We must prepay outstanding borrowings under the Revolving Credit Facility upon the occurrence of certain mandatory prepayment events, as set forth in the Revolving Credit Agreement.

Financial covenants in the Revolving Credit Agreement require that we maintain a maximum total leverage ratio, a minimum unrestricted cash balance and a minimum lifetime value to acquisition cost ratio, each as defined in the Revolving Credit Agreement. Additionally, the Revolving Credit Agreement contains customary affirmative and negative covenants that limit the ability of the Borrower and its subsidiaries or the Guarantors, as applicable, to, among other things: (i) incur additional debt or issue certain preferred stock; (ii) pay dividends, redeem stock, or make other distributions; (iii) make other restricted payments or investments; (iv) grant liens or security interests on assets; (v) transfer or sell assets; (vi) create restrictions on payment of dividends or other amounts; (vii) engage in mergers or consolidations; or (viii) engage in certain transactions with affiliates, in each case, subject to certain carve outs and exceptions. The Revolving Credit Agreement also contains various events of default, such as a default in the performance or observance of any covenant (subject to cure periods and materiality thresholds). Upon the occurrence and during the continuance of an event of default, the Agent is entitled to take various actions, including the acceleration of all amounts due under the Revolving Credit Agreement. As of December 31, 2025, we were in compliance with our Revolving Credit Agreement covenants.

We incurred closing costs of $12.0 million, which were recorded as a direct deduction from the face of the loan on our Consolidated Balance Sheet, all of which remained unamortized as of December 31, 2025. The carrying value of the term loan approximated the fair value, based on Level 2 inputs (observable market prices in less than active markets), as the interest rate is variable over the selected interest period and is similar to current rates at which we can borrow funds. The carrying value of the loan is $113.0 million as of December 31, 2025.

Term Loan Credit Facility

On February 28, 2022, we entered into a term loan credit agreement, which provided for a $70.0 million secured term loan credit facility, with Blue Torch Finance LLC, as administrative agent and collateral agent, and other lenders party thereto (the “Original Credit Agreement”). On August 16, 2022, we entered into a first amendment (the “First Amendment”) to the Original Credit Agreement (as amended by the First Amendment, the “First Amended Credit Agreement”). The First Amendment replaced the LIBOR-based Adjusted Euro currency Rate (as defined in the Original Credit Agreement) with Adjusted Term SOFR (as defined in the First Amendment) as a reference rate for loans under the Original Credit Agreement. On November 1, 2024, we entered into a second amendment (the "Second Amendment") to the First Amended Credit Agreement (as amended by the First Amendment and the Second Amendment, the “Second Amended Credit Agreement”), which, among other things, (i) extended the maturity date of the Credit Agreement from February 2025 to February 2026, (ii) removed the "exit fee" contemplated by the First Amended Credit Agreement and replaced it with an “applicable premium” that is payable in the event of any voluntary or mandatory prepayment of the loan and (iii) reduced the margin applicable to SOFR loans and the margin applicable to base rate loans. On October 6, 2025, we entered into a third amendment (the “Third Amendment”) to the Second Amended Credit Agreement (as amended by the First Amendment, the Second Amendment and the Third Amendment, the “Credit Agreement”), which, among other things, extended the maturity date of the Credit Agreement from February 2026 to January 2027. The other material terms of the Second Amended Credit Agreement, including the outstanding principal amount of the term loan, remained unchanged. The proceeds of the loans under the Credit Agreement were used for working capital and general corporate purposes and to pay fees and expenses incurred in connection with the Credit Agreement.

In accordance with ASC 470-50, Debt Modification and Extinguishments, the Second Amendment and Third Amendment were accounted for as a debt modification. We incurred no fees associated with the Third Amendment and incurred a $1.1 million extension fee associated with the Second Amendment during the year ended December 31, 2024, which was recorded as a direct deduction from the face amount of the loan. Similar to the $5.1 million of closing costs incurred for the Original Credit Agreement, the extension fee under the Second Amendment was amortized on a straight-line basis over the remaining term of the Credit Agreement in the “Interest expense” line in our Consolidated Statements of Comprehensive Income. Additionally, we paid $1.3 million in third-party costs during the years ended December 31, 2024 and 2025, related to the Second Amendment and Third Amendment,

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
respectively. For the years ended December 31, 2025 and 2024, total amortization of closing costs, or debt issuance costs, was $1.1 million and $1.8 million respectively, and is recorded in the “Interest expense” line in our Consolidated Statements of Comprehensive Income. The carrying value of the term loan approximated the fair value, based on Level 2 inputs (observable market prices in less than active markets), as the interest rate was variable over the selected interest period and is similar to current rates at which we can borrow funds.

The loans under the Credit Agreement bore interest, at our option, at either a rate based on the Adjusted Term SOFR or a base rate, in each case plus a margin. The base rate is the highest of the prime rate, the federal funds rate plus 0.50% and three-month Adjusted Term SOFR plus 1.00%. The Second Amendment reduced the margin from 7.50% to 7.00% for Adjusted Term SOFR loans and from 6.50% to 6.00% for base rate loans, which remained unchanged subsequent to the Third Amendment. As of the termination date of December 31, 2025, the interest rate was 11.08%. For the years ended December 31, 2025 and 2024, we incurred interest expense of $8.2 million and $9.2 million, respectively.

Financial covenants in the Credit Agreement required that we maintain Liquidity (as defined in the Credit Agreement) at or above $25.0 million as of the last calendar day of any month. The Credit Agreement also required that the outstanding amount as of the last calendar day of any month be less than 50% of our total contract assets - commissions receivable (i.e., both current and non-current commissions receivable). At the time of the termination of the Credit Agreement, we were in compliance with our loan covenants.

Furthermore, as part of the Credit Agreement, we incurred a $0.3 million fee per annum, payable annually. The outstanding obligations under the Credit Agreement were payable in full on the maturity date in January 2027, with the right to prepay the loans under the Credit Agreement in whole or in part at any time, subject, to an “applicable premium” that is payable in the event of any voluntary prepayment or certain mandatory prepayments of the loans under the Credit Agreement in an amount equal to 1.00% of the loans being prepaid. Our obligations under the Credit Agreement were guaranteed by certain of our material domestic subsidiaries and substantially all of our assets and the assets of such guarantors, in each case, subject to customary exclusion.

In connection with the execution of the Revolving Credit Agreement, we terminated and repaid in full the Credit Agreement, which had an outstanding balance of $70.0 million. As a result of the early termination, we wrote off $0.5 million of deferred issuance costs and paid a termination fee of $0.7 million which were recorded in the “Interest expense” line in our Consolidated Statements of Comprehensive Income.

Note 13 – Income Taxes

The components of our income before income taxes were as follows (in thousands):

	Year Ended December 31,
	2025	2024
United States	$57,693	$17,707
Foreign	1,033	1,605
Income before income taxes	$58,726	$19,312

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The federal, state and foreign income tax provision (benefit) is summarized as follows (in thousands):

	Year Ended December 31,
	2025	2024
Current:
Federal	$—	$—
State	172	(177)
Foreign	158	254
Total current	330	77
Deferred:
Federal	13,807	7,573
State	4,545	1,605
Foreign	—	—
Total deferred	18,352	9,178
Provision for income taxes	$18,682	$9,255

The state and foreign income taxes paid (net of refunds received) are summarized as follows (in thousands):

	Year Ended December 31,
	2025	2024
US Federal	$—	$—
US State and Local
Texas	171	—
Tennessee	58	—
New York State	50	75
North Carolina	44	33
Oregon	37	—
Massachusetts	29	35
South Carolina	19	42
New York City	15	23
Other	31	35
Indiana	(292)	—
Total U.S. State and Local	162	243
Foreign
China	228	198
Total Foreign	228	198
Total income taxes paid, net	$390	$441

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In 2025, we had consolidated income before income taxes of $58.7 million and provision for income taxes of $18.7 million, with an effective tax rate of 31.8%. In 2024, we had consolidated income before income taxes of $19.3 million and provision for income taxes of $9.3 million, with an effective tax rate of 47.9%.

The effective tax rate of our provision for (benefit from) income taxes differs from the federal statutory rate as follows:

	Year Ended December 31,
	2025		2024
Tax expense computed at U.S. federal statutory income tax rate	$12,332	21.0%	$4,056	21.0%
Domestic state and local income taxes, net of federal effect (1)	3,938	6.7%	1,078	5.6%
Foreign tax effects	(59)	(0.1)%	(83)	(0.4)%
Tax credits
Research and development tax credits	(1,075)	(1.8)%	(921)	(4.8)%
Nontaxable or nondeductible items
Lobbying Expense	—	—%	261	1.4%
Net shortfalls from stock-based compensation	1,968	3.4%	2,092	10.8%
Nondeductible executive compensation	—	—%	1,383	7.2%
Other	954	1.6%	133	0.6%
Effect of cross-border tax laws
Global intangible low-taxed income	96	0.2%	239	1.2%
Changes in valuation allowance	—	—%	(85)	(0.4)%
Other
Prior Period Adjustment	—	—%	655	3.4%
Worldwide changes in unrecognized tax benefits	528	0.8%	447	2.3%
Provision for Income Taxes/ Effective Tax Rate	$18,682	31.8%	$9,255	47.9%
_______
(1)Taxes in IL, MI, NY, FL, GA, NJ and PA made up the majority (greater than 50 percent) of the tax effect in this category in 2025 and taxes in NY made up the majority of the tax effect in this category in 2024.

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, together with operating losses and tax credit carryforwards.

The tax effects of significant items comprising our deferred taxes as of December 31, 2025 and 2024 were as follows (in thousands):

	December 31, 2025	December 31, 2024
Deferred tax assets:
Net operating losses	$176,634	$160,610
Intangible assets	21,451	25,242
Research and development credits carryovers	15,123	13,466
Accruals and reserves	6,084	6,442
Operating lease liabilities	5,274	6,912
Fixed assets	1,003	982
Stock-based compensation	833	759
Other	3,545	2,809
Total deferred tax assets	229,947	217,222
Valuation allowance	(5,775)	(5,206)
Total deferred tax assets net of valuation allowance	224,172	212,016
Deferred tax liabilities:
Commissions receivable	(279,348)	(248,038)
Right-of-use assets	(2,047)	(2,848)
Total deferred tax liabilities	(281,395)	(250,886)
Net deferred tax liabilities	$(57,223)	$(38,870)

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

As of December 31, 2025, a valuation allowance of $5.8 million was recorded against California net deferred tax assets. The valuation allowance was recorded as a result of increased uncertainty regarding our future taxable income and a lack of sources of other taxable income to realize our net deferred tax assets in California. The remaining deferred tax assets are supported by the reversal of deferred tax liabilities.

The change in our valuation allowance is summarized as follows for the years ended (in thousands):

Deferred Tax Assets - Valuation Allowance	Balance at beginning of year	Provision for income taxes	Write-offs and Deductions	Balance at end of year
December 31, 2025	$5,206	$654	$(85)	$5,775
December 31, 2024	4,888	361	(43)	5,206

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The net operating loss and tax credit carryforwards as of December 31, 2025 are summarized as follows (in thousands):

	Amount	Expires
Net operating losses, federal (with expiration)	$39,166	2034-2037
Net operating losses, federal (without expiration)	676,320	Indefinite
Net operating losses, state (with expiration)	476,916	2026-2045
Tax credits, federal	13,421	2026-2045
Tax credits, state	13,976	n/a

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

A reconciliation of the beginning and ending amount of our unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2025	2024
Beginning balance	$11,133	$10,639
Reductions for tax positions of prior years	(243)	(363)
Lapse of statute of limitations	(139)	(91)
Additions based on tax positions related to the current year	938	948
Ending balance	$11,689	$11,133
As of December 31, 2025, we had $11.7 million of gross unrecognized tax benefits. Of these, $6.6 million would favorably impact our effective tax rate in future periods if recognized, and $5.1 million will have no or minimal impact on the effective tax rate in future periods if recognized due to a valuation allowance on such unrecognized tax benefits. As of December 31, 2024, the total amount of gross unrecognized tax benefits was $11.1 million, of which $9.8 million, if recognized, would affect our effective tax rate.
We record interest and penalties related to unrecognized tax benefits in benefit from income taxes. As of December 31, 2025, the amount accrued for estimated interest related to uncertain tax positions was immaterial. We did not record an accrual for penalties.

We are subject to taxation in various jurisdictions, including federal, state and foreign. Our federal and state income tax returns are generally not subject to examination by taxing authorities for fiscal years before 2006 due to our credit carryforwards.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the guidelines established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2025. We reviewed the results of management’s assessment with our Audit Committee.

Ernst & Young LLP, our independent registered public accounting firm, has issued a report on the Company’s internal control over financial reporting as of December 31, 2025, which is presented below.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Opinion on Internal Control Over Financial Reporting
We have audited eHealth, Inc.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, eHealth, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2025 consolidated financial statements of the Company and our report dated February 26, 2026 expressed an unqualified opinion thereon.

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
February 26, 2026

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

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning our directors, executive officers, compliance with Section 16(a) of the Exchange Act, and corporate governance required by this Item 10 of Form 10-K is incorporated by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after our fiscal year ended December 31, 2025.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K is incorporated herein by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after our fiscal year ended December 31, 2025.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of Form 10-K is incorporated herein by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after our fiscal year ended December 31, 2025.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 of Form 10-K is incorporated herein by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after our fiscal year ended December 31, 2025.

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 of Form 10-K is incorporated herein by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after our fiscal year ended December 31, 2025.

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

February 26, 2026

eHealth, Inc.

/s/ DERRICK A. DUKE	/s/ JOHN J. DOLAN
Derrick A. Duke Chief Executive Officer	John J. Dolan Chief Financial Officer
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Derrick A. Duke and John J. Dolan, and each one of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in their name, place and stead, in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with Exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 26, 2026.

Signature	Title

/s/ DERRICK A. DUKE	Chief Executive Officer (Principal Executive Officer) and Director
Derrick A. Duke

/s/ JOHN J. DOLAN	Chief Financial Officer
John J. Dolan	(Principal Financial Officer and Principal Accounting Officer)

Signature	Title

/s/ TODD ARDEN	Director
Todd Arden

/s/ PRAMA BHATT	Director
Prama Bhatt

/s/ ANDREA C. BRIMMER	Director
Andrea C. Brimmer

/s/ BETH A. BROOKE	Director
Beth A. Brooke

/s/ A. JOHN HASS	Director
A. John Hass

/s/ ERIN L. RUSSELL	Director
Erin L. Russell

/s/ FRANCIS S. SOISTMAN	Director
Francis S. Soistman

/s/ CESAR M. SORIANO	Director
Cesar M. Soriano

/s/ DALE B. WOLF	Director
Dale B. Wolf

EXHIBIT INDEX

Exhibit Number		Incorporation by Reference Herein
	Description of Exhibit	Form	Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant	Registration Statement on Form S-1, as amended (File No. 333-133526)	April 25, 2006
3.2	Amended and Restated Bylaws of the Registrant	Current Report on Form 8‑K (File No. 001-33071)	December 18, 2025
3.3	Certificate of Designations of Series A Preferred Stock, par value $0.001, of eHealth, Inc.	Current Report on Form 8‑K (File No. 001-33071)	May 3, 2021
3.3.1	Certificate of Amendment to the Certificate of Designations of Series A Preferred Stock, par value $0.001, of eHealth, Inc.	Current Report on Form 8-K (File No. 001-33071)	January 6, 2026
4.1	Form of the Registrant’s Common Stock Certificate	Registration Statement on Form S-1, as amended (File No. 333-133526)	June 28, 2006
4.2	Description of Capital Stock	Annual Report on Form 10-K (File No. 001-33071)	March 1, 2022
10.1	Investment Agreement, dated as of February 17, 2021, by and between eHealth, Inc. and Echelon Health SPV, LP	Current Report on Form 8-K (File No. 001-33071)	February 18, 2021
10.1.1	First Amendment to Investment Agreement, dated as of December 31, 2025, by and between eHealth, Inc. and Echelon Health SPV, LP	Current Report on Form 8-K (File No. 001-33071)	January 6, 2026
10.2	Credit Agreement, dated as of December 31, 2025, by and among eHealthInsurance Services, Inc., the lenders party thereto, and CCP Agency, LLC	Current Report on Form 8-K (File No. 001-33071)	January 6, 2026
10.3*	Form of Indemnification Agreement	Annual Report on Form 10-K (File No. 001-33071)	February 26, 2021
10.4*	Executive Bonus Plan	Quarterly Report on Form 10-Q (File No. 001-33071)	November 7, 2017
10.5*	Employment Agreement, dated December 13, 2021, between Fran Soistman and eHealth, Inc.	Current Report on Form 8-K (File No. 001-33071)	December 17, 2021
10.6*	CEO Transition Letter Agreement dated June 18, 2025 between Fran Soistman and eHealth, Inc.	Current Report on Form 8-K (File No. 001-33071)	June 24, 2025
10.7*	CEO Offer Letter, dated July 28, 2025, between Derrick Duke and eHealthInsurance Services, Inc.	Current Report on Form 8-K (File No. 001-33071)	July 29, 2025

10.8*	Severance Agreement, dated August 4, 2025, between Derrick Duke and eHealth, Inc.	Current Report on Form 8-K (File No. 001-33071)	July 29, 2025
10.9*	Severance Agreement, dated September 29, 2022 between Gavin Galimi and eHealth, Inc.	Annual Report on Form 10-K (File No. 001-33071)	March 1, 2023
10.10*	Severance Agreement, dated August 31, 2024 between John Dolan and eHealth, Inc.	Quarterly Report on Form 10-Q (File No. 001-33071)	November 6, 2024
10.11*	Severance Agreement, dated January 1, 2024, between Michelle Barbeau and eHealth, Inc.	Annual Report on Form 10-K (File No. 001-33071)	February 27, 2025
10.12*	Form of Deferral Election Form for Newly Eligible Individual with Existing Awards	Quarterly Report on Form 10-Q (File No. 001-33071)	November 6, 2015
10.13*	Form of Deferral Election Form for Eligible Individual for Award to be Granted in the Next Calendar Year	Quarterly Report on Form 10-Q (File No. 001-33071)	November 6, 2015
10.14*	Amended and Restated 2014 Equity Incentive Plan	Quarterly Report on Form 10-Q (File No. 001-33071)	November 8, 2022
10.14.1*	Form of Notice of Stock Option Grant and Stock Option Agreement (Time-Based Vesting) under the Amended and Restated 2014 Equity Incentive Plan	Registration Statement on Form S-8 (File No. 333-196675)	June 11, 2014
10.14.2*	Form of Notice of Stock Option Grant and Stock Option Agreement (Performance-Based Vesting) under the Amended and Restated 2014 Equity Incentive Plan	Quarterly Report on Form 10-Q (File No. 001-33071)	August 8, 2016
10.14.3*	Form of Notice of Stock Option Grant and Stock Option Agreement (People’s Republic of China) under the Amended and Restated 2014 Equity Incentive Plan	Registration Statement on Form S-8 (File No. 333-196675)	June 11, 2014
10.14.4*	Form of Notice of Stock Unit Grant and Stock Unit Agreement (Initial Director Grant) under the Amended and Restated 2014 Equity Incentive Plan	Quarterly Report on Form 10-Q (File No. 001-33071)	August 8, 2023
10.14.5*	Form of Notice of Stock Unit Grant and Stock Unit Agreement (Annual Director Grant) under the Amended and Restated 2014 Equity Incentive Plan	Quarterly Report on Form 10-Q (File No. 001-33071)	August 8, 2023
10.14.6*	Form of Notice of Stock Unit Grant and Stock Unit Agreement (Time-Based Vesting) under the Amended and Restated 2014 Equity Incentive Plan	Quarterly Report on Form 10-Q (File No. 001-33071)	August 9, 2021
10.14.7*	Form of Notice of Stock Unit Grant and Stock Unit Agreement (Performance-Based Vesting) under the Amended and Restated 2014 Equity Incentive Plan	Quarterly Report on Form 10-Q (File No. 001-33071)	August 8, 2016
10.14.8*	Form of Notice of Stock Unit Grant and Stock Unit Agreement (People’s Republic of China) under the Amended and Restated 2014 Equity Incentive Plan	Registration Statement on Form S-8 (File No. 333-196675)	June 11, 2014
10.15*	Amended and Restated 2020 Employee Stock Purchase Plan	Current Report on Form 8-K (File No. 001-33071)	June 14, 2024

10.16*		Amended and Restated 2021 Inducement Plan	Current Report on Form 8-K (File No. 001-33071)	October 5, 2022
10.16.1*		Form of Notice of Stock Option Grant and Stock Option Agreement (Time-Based Vesting) under the Amended and Restated 2021 Inducement Plan	Current Report on Form 8-K (File No. 001-33071)	September 23, 2021
10.16.2*		Form of Notice of Stock Option Grant and Stock Option Agreement (Performance-Based Vesting) under the Amended and Restated 2021 Inducement Plan	Current Report on Form 8-K (File No. 001-33071)	September 23, 2021
10.16.3*		Form of Notice of Stock Unit Grant and Stock Unit Agreement (Time-Based Vesting) under the Amended and Restated 2021 Inducement Plan	Current Report on Form 8-K (File No. 001-33071)	September 23, 2021
10.16.4*		Form of Notice of Stock Unit Grant and Stock Unit Agreement (Performance-Based Vesting) under the Amended and Restated 2021 Inducement Plan	Current Report on Form 8-K (File No. 001-33071)	September 23, 2021
10.17*		Amended and Restated 2024 Equity Incentive Plan	Current Report on Form 8-K (File No. 001-33071)	June 24, 2025
10.17.1*		Form of Notice of Stock Option Grant and Stock Option Agreement under the Amended and Restated 2024 Equity Incentive Plan	Registration Statement on Form S-8 (File No. 333-281336)	August 7, 2024
10.17.2*		Form of Notice of Time-Based Restricted Stock Unit Grant and Restricted Stock Unit Agreement under the Amended and Restated 2024 Equity Incentive Plan	Registration Statement on Form S-8 (File No. 333-281336)	August 7, 2024
10.17.3*		Form of Notice of Performance-Based Restricted Stock Unit Grant and Restricted Stock Unit Agreement under the Amended and Restated 2024 Equity Incentive Plan	Registration Statement on Form S-8 (File No. 333-281336)	August 7, 2024
19	†	Insider Trading Policy
21.1	†	List of Subsidiaries
23.1	†	Consent of Independent Registered Public Accounting Firm
31.1	†	Certification of Derrick A. Duke, Chief Executive Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	†	Certification of John J. Dolan, Chief Financial Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a‑14(a) and 15d‑14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	‡	Certification of Derrick A. Duke, Chief Executive Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	‡	Certification of John J. Dolan, Chief Financial Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97		Compensation Recovery Policy	Annual Report on Form 10-K (File No. 001-33071)	February 29, 2024
101.INS	†	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	†	Inline XBRL Taxonomy Extension Schema Document
101.CAL	†	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	†	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	†	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	†	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		The cover page from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, formatted in Inline XBRL and contained in Exhibit 101

†    Filed herewith.
‡    Furnished herewith.
*    Indicates a management contract or compensatory plan or arrangement.