Form 10-Q
period 2026-03-31
eHealth, Inc.
filed 2026-05-07
CIK 1333493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of May 1, 2026 was 31,741,018 shares.

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
•our strategic objectives, including our lifetime advisory model, product diversification efforts, business and growth strategy, cost management and cash flow generation, and our ability to achieve such strategic objectives;
•our expectations regarding any potential financings, strategic partnerships or other transactions we may enter into;
•the impact of future and existing laws and regulations on our business;
•the impact of public health crises, pandemics, natural disasters and other extreme events;
•the impact of macroeconomic conditions, including adverse events or perceptions affecting the U.S. or international financial systems, tariffs, trade and geopolitical tensions, inflationary pressures and the political climate on our business;
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

SUMMARY OF RISK FACTORS

Investing in our securities involves a high degree of risk. Investors should carefully consider the risks and uncertainties discussed under the caption “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q before deciding whether to invest in our securities. The following is a list of some of these risks:

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
•Our business, operating results and financial condition may be impacted by factors that impact our estimated constrained lifetime value of commissions per approved member.
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

EHEALTH, INC.
FORM 10-Q

PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
EHEALTH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, unaudited)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$75,112	$73,725
Short-term marketable securities	35,702	3,495
Accounts receivable	1,537	7,688
Contract assets – commissions receivable – current	212,143	236,116
Prepaid expenses and other current assets	12,115	13,328
Total current assets	336,609	334,352
Contract assets – commissions receivable – non-current	824,435	886,614
Property and equipment, net	4,596	4,531
Operating lease right-of-use assets	7,642	8,429
Restricted cash	3,090	3,090
Other assets	24,735	25,452
Total assets	$1,201,107	$1,262,468

Liabilities, convertible preferred stock and stockholders’ equity
Current liabilities:
Accounts payable	$5,592	$28,323
Accrued compensation and benefits	21,144	41,009
Accrued marketing expenses	4,729	16,182
Lease liabilities – current	6,924	7,349
Other current liabilities	5,960	6,207
Total current liabilities	44,349	99,070
Long-term debt	113,761	112,954
Deferred income taxes – non-current	55,699	57,223
Lease liabilities – non-current	12,511	14,050
Other non-current liabilities	5,139	5,519
Total liabilities	231,459	288,816
Commitments and contingencies (Note 8)
Convertible preferred stock	393,917	382,057
Stockholders’ equity:
Common stock	45	44
Additional paid-in capital	763,617	761,495
Treasury stock, at cost	(199,998)	(199,998)
Retained earnings	12,009	30,116
Accumulated other comprehensive income (loss)	58	(62)
Total stockholders’ equity	575,731	591,595
Total liabilities, convertible preferred stock and stockholders’ equity	$1,201,107	$1,262,468

The accompanying notes are an integral part of these condensed consolidated financial statements.

EHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share amounts, unaudited)

	Three Months Ended March 31,
	2026	2025
Revenue:
Commission	$79,807	$98,946
Other	8,211	14,173
Total revenue	88,018	113,119
Operating costs and expenses:
Marketing and advertising	25,393	41,189
Customer care and enrollment	32,284	37,221
Technology and content	11,335	12,601
General and administrative	15,512	17,310
Impairment, restructuring and other charges	6,372	—
Total operating costs and expenses	90,896	108,321
Income (loss) from operations	(2,878)	4,798
Interest expense	(4,035)	(2,648)
Other income, net	840	1,576
Income (loss) before income taxes	(6,073)	3,726
Provision for (benefit from) income taxes	(1,359)	1,776
Net income (loss)	(4,714)	1,950
Preferred stock dividends	(6,133)	(5,781)
Change in preferred stock redemption value	(7,260)	(6,141)
Net loss attributable to common stockholders	$(18,107)	$(9,972)

Net loss per share attributable to common stockholders:
Basic and diluted	$(0.58)	$(0.33)
Weighted-average number of shares used in per share amounts:
Basic and diluted	31,132	29,997
Comprehensive income (loss):
Net income (loss)	$(4,714)	$1,950
Unrealized loss on available for sale debt securities, net of tax	(27)	(37)
Foreign currency translation adjustments	147	6
Comprehensive income (loss)	$(4,594)	$1,919

The accompanying notes are an integral part of these condensed consolidated financial statements.

EHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance as of December 31, 2025	44,797	$44	$761,495	13,803	$(199,998)	$30,116	$(62)	$591,595
Issuance of common stock in connection with equity incentive plans	203	1	—	—	—	—	—	1
Repurchase of shares to satisfy employee tax withholding obligations	—	—	(161)	45	—	—	—	(161)
Dividends and accretion related to convertible preferred stock	—	—	—	—	—	(13,393)	—	(13,393)
Stock-based compensation	—	—	2,283		—	—	—	2,283
Other comprehensive income, net of tax	—	—	—	—	—	—	120	120
Net loss	—	—	—	—	—	(4,714)	—	(4,714)
Balance as of March 31, 2026	45,000	$45	$763,617	13,848	$(199,998)	$12,009	$58	$575,731

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance as of December 31, 2024	43,225	$43	$773,371	13,379	$(199,998)	$15,246	$(234)	$588,428
Issuance of common stock in connection with equity incentive plans	252	—	—	—	—	—	—	—
Repurchase of shares to satisfy employee tax withholding obligations	—	—	(699)	75	—	—	—	(699)
Dividends and accretion related to convertible preferred stock	—	—	—	—	—	(11,922)	—	(11,922)
Stock-based compensation	—	—	3,897		—	—	—	3,897
Other comprehensive loss, net of tax	—	—	—	—	—	—	(31)	(31)
Net income	—	—	—	—	—	1,950	—	1,950
Balance as of March 31, 2025	43,477	$43	$776,569	13,454	$(199,998)	$5,274	$(265)	$581,623

The accompanying notes are an integral part of these condensed consolidated financial statements.

EHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Three Months Ended March 31,
	2026	2025
Operating activities:
Net income (loss)	$(4,714)	$1,950
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	490	471
Amortization of internally developed software	2,768	3,463
Stock-based compensation expense	2,258	3,789
Deferred income taxes	(1,524)	1,529
Other non-cash items	346	(306)
Changes in operating assets and liabilities:
Accounts receivable	6,151	13,421
Contract assets – commissions receivable	86,437	77,048
Prepaid expenses and other assets	159	(978)
Accounts payable	(23,127)	(16,034)
Accrued compensation and benefits	(19,865)	1,087
Accrued marketing expenses	(11,453)	(7,541)
Deferred revenue	(2,815)	(332)
Accrued expenses and other liabilities	654	(446)
Net cash provided by operating activities	35,765	77,121
Investing activities:
Capitalized internal-use software and website development costs	(2,150)	(3,118)
Purchases of property and equipment and other assets	(155)	(308)
Purchases of marketable securities	(35,554)	(27,362)
Proceeds from redemption and maturities of marketable securities	3,500	36,260
Net cash provided by (used in) investing activities	(34,359)	5,472
Financing activities:
Repurchase of shares to satisfy employee tax withholding obligations	(160)	(699)
Net cash used in financing activities	(160)	(699)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	141	1
Net increase in cash, cash equivalents and restricted cash	1,387	81,895
Cash, cash equivalents and restricted cash at beginning of period	76,815	42,287
Cash, cash equivalents and restricted cash at end of period	$78,202	$124,182

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

Basis of Presentation – The accompanying Condensed Consolidated Balance Sheet as of March 31, 2026 and other condensed consolidated financial statements for the three months ended March 31, 2026 and 2025 are unaudited. The Condensed Consolidated Balance Sheet as of December 31, 2025 was derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the Securities and Exchange Commission on February 26, 2026. The accompanying financial statements and related notes should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K.

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

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2025 and include all adjustments necessary for the fair presentation of our financial position as of March 31, 2026 and December 31, 2025 and our results of operations for the periods presented. The results for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for any subsequent period or for the year ended December 31, 2026 and therefore, should not be relied upon as an indicator of future results.

Significant Accounting Policies, Estimates and Judgments — The preparation of condensed consolidated financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported and disclosed in the condensed consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates, including those related to, but not limited to, the fair value of investments, the commissions we expect to collect for

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
each approved member cohort, valuation allowance for deferred income taxes, uncertain tax positions and the assumptions used in determining stock-based compensation. We base our estimates of the carrying value of certain assets and liabilities on historical experience and on various other assumptions that we believe to be reasonable. Actual results may differ from these estimates. There have been no material changes to our significant accounting policies discussed in our Annual Report on Form 10-K for the year ended December 31, 2025.

Recently Adopted Accounting Pronouncements

We did not adopt any new accounting pronouncements during the three months ended March 31, 2026.

Recently Issued Accounting Pronouncements Not Yet Adopted

Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40) — In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU will require more detailed information about specified categories of expenses (purchases of inventory, employee compensation, depreciation, intangible asset amortization and depletion) included in certain expense captions presented on the face of the income statement. The ASU is effective for fiscal years beginning after December 15, 2026 and for interim periods beginning after December 15, 2027. The ASU may be applied either prospectively to financial statements issued for reporting periods after the effective date of this ASU or retrospectively to all prior periods presented in the financial statements and early adoption is permitted. We are currently evaluating the impact of adopting this ASU on our consolidated financial statements and related disclosures.
Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40) — In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which amends the guidance in Accounting Standards Codification (“ASC”) 350-40, Intangibles-Goodwill and Other-Internal-Use-Software. This ASU amends the existing standard that refers to various stages of a software development project to align better with current software development methods, such as agile programming. The new guidance is effective for all entities for annual periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. The ASU can be applied on a fully prospective basis, a modified basis for in-process projects, or a full retrospective basis. We are currently evaluating the impact of adopting this ASU on our consolidated financial statements and related disclosures.

Equity (Topic 505) — In April 2026, the FASB issued ASU 2026-01, Equity (Topic 505): Initial Measurement of Paid-in-Kind Dividends on Equity-Classified Preferred Stock. This ASU requires that paid-in-kind (“PIK”) dividends on equity-classified preferred stock be initially measured based on the preferred stock’s contractual PIK dividend rate. The ASU is effective for fiscal years beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted in an interim or annual reporting period in which financial statements have not yet been issued or made available for issuance. The ASU can be applied on a fully prospective basis, or a modified retrospective basis for equity-classified preferred stock instruments that are outstanding as of the initial application date. No material impact is expected to our consolidated financial statements as our current accounting for PIK dividends is consistent with the guidance in ASU 2026-01.

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 2 – Revenue

Disaggregation of Revenue – The table below depicts the disaggregation of revenue by product and is consistent with how we evaluate our financial performance (in thousands):

	Three Months Ended March 31,
	2026	2025
Medicare
Medicare Advantage	$59,490	$74,986
Medicare Supplement	6,149	8,604
Medicare Part D	4,334	2,443
Total Medicare	69,973	86,033
Individual and Family (1)
Non-Qualified Health Plans	821	918
Qualified Health Plans	472	1,765
Total Individual and Family	1,293	2,683
Ancillary
Hospital Indemnity	2,734	2,131
Dental	1,083	2,234
Vision	601	769
Short-term	187	370
Other	259	328
Total Ancillary	4,864	5,832
Small Business	3,494	3,434
Commission Bonus and Other	183	964
Total Commission Revenue	79,807	98,946
Other Revenue
Sponsorship and Advertising Revenue	1,681	8,139
Fee-based and Other Revenue	6,530	6,034
Total Other Revenue	8,211	14,173
Total Revenue	$88,018	$113,119
_____________
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

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Commission revenue by segment is presented in the table below (in thousands):

	Three Months Ended March 31,
	2026	2025
Medicare
Commission revenue from members approved during the period	$66,438	$81,754
Net commission revenue from members approved in prior periods (1)	6,790	7,965
Total Medicare segment commission revenue	$73,228	$89,719
Employer and Individual
Commission revenue from members approved during the period	$2,567	$3,858
Commission revenue from renewals of small business members during the period	2,771	2,850
Net commission revenue from members approved in prior periods (1)	1,241	2,519
Total Employer and Individual segment commission revenue	$6,579	$9,227

Total commission revenue from members approved during the period	$69,005	$85,612
Commission revenue from renewals of small business members during the period	2,771	2,850
Total net commission revenue from members approved in prior periods (1)(2)	8,031	10,484
Total commission revenue	$79,807	$98,946
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
(2)The after-tax impact of total net commission revenue from members approved in prior periods for the three months ended March 31, 2026 and 2025 was $0.20 and $0.26 per basic and diluted share, respectively.
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

Our cash, cash equivalents and restricted cash balances are summarized as follows (in thousands):

	March 31, 2026	December 31, 2025
Cash	$15,035	$58,162
Cash equivalents	60,077	15,563
Cash and cash equivalents	75,112	73,725
Restricted cash	3,090	3,090
Total cash, cash equivalents and restricted cash	$78,202	$76,815

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
As of March 31, 2026 and December 31, 2025, we had $3.1 million of restricted cash which was classified as a non-current asset on our Condensed Consolidated Balance Sheets. This amount collateralizes letters of credit related to certain lease commitments.

Contract Assets and Accounts Receivable

We do not require collateral or other security for our contract assets and accounts receivable. We believe the potential for collection issues with any of our customers was minimal as of March 31, 2026.

We estimate an allowance for credit losses using relevant available information from internal and external sources, related to past events, current conditions and reasonable and supportable forecasts. Specifically, for the purpose of measuring the probability of default parameters, we utilize Capital IQ’s, Standard & Poor’s and Moody’s analytics. Our estimates of loss given default are determined by using our historical collections data as well as historical information obtained through our research and review of other insurance related companies. Our estimated exposure at default is determined by applying these internal and external data sources to our commissions receivable balances. As such, we apply an immediate reversion method and revert to historical loss information when computing our credit loss exposure. Credit loss expenses are assessed quarterly and included in the “General and administrative” line in our Condensed Consolidated Statements of Comprehensive Income (Loss). There were no write-offs during the three months ended March 31, 2026 or for the year ended December 31, 2025.

The change in the allowance for credit losses is summarized as follows (in thousands):

	March 31, 2026	December 31, 2025
Beginning balance	$2,438	$2,222
Change in allowance	(284)	216
Ending balance	$2,154	$2,438

Our contract assets – commissions receivable activities, net of credit loss allowances, are summarized as follows (in thousands):

	Medicare Segment	E&I Segment	Total
Beginning balance at December 31, 2025	$1,068,918	$53,812	$1,122,730
Commission revenue from members approved during the period	66,438	2,567	69,005
Commission revenue from renewals of small business members during the period	—	2,771	2,771
Net commission revenue from members approved in prior periods	6,790	1,241	8,031
Cash receipts	(159,512)	(6,731)	(166,243)
Net change in credit loss allowance	269	15	284
Ending balance at March 31, 2026	$982,903	$53,675	$1,036,578

Credit Risk

Our financial instruments that are exposed to concentrations of credit risk principally consist of cash, cash equivalents, marketable securities, contract assets – commissions receivable and accounts receivable. We invest our cash and cash equivalents with major banks and financial institutions and, at times, such investments are in excess of federally insured limits. We also have deposits with major banks in China that are denominated in both U.S. dollars and Chinese Yuan Renminbi and are not insured by the U.S. federal government. The deposits in China were $2.0 million as of March 31, 2026. See Note 4 – Fair Value Measurements for additional information regarding our marketable securities.

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

We do not require collateral or other security for either our contract assets or accounts receivable. Carriers that represented 10% or more of our total contract assets – commissions receivable and accounts receivable balances are summarized as follows:

	March 31, 2026	December 31, 2025
Humana	33%	33%
UnitedHealthcare (1)	29%	28%
Aetna (1)	13%	13%
_____________
(1)Percentages include the carriers’ subsidiaries.

Prepaid Expenses and Other Current Assets – Our prepaid expenses and other current assets are summarized as follows (in thousands):

	March 31, 2026	December 31, 2025
Prepaid software and maintenance contracts	$6,563	$5,449
Prepaid licenses	1,828	2,335
Prepaid insurance	735	1,254
Prepaid marketing	485	1,104
Prepaid other expenses	1,390	1,787
Other current assets	1,114	1,399
Prepaid expenses and other current assets	$12,115	$13,328
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

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Our financial assets measured at fair value on a recurring basis are summarized below by their classification within the fair value hierarchy as follows (in thousands):

	March 31, 2026
	Carrying Value	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents
Money market funds	$10,017	$10,017	$—	$—	$10,017
Commercial paper	46,077	—	46,077	—	46,077
Government securities	3,983	—	3,983	—	3,983
Short-term marketable securities
Commercial paper	18,748	—	18,748	—	18,748
Government securities	16,954	—	16,954	—	16,954
Total assets measured at fair value	$95,779	$10,017	$85,762	$—	$95,779

	December 31, 2025
	Carrying Value	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents
Money market funds	$15,563	$15,563	$—	$—	$15,563
Short-term marketable securities
Commercial paper	3,495	—	3,495	—	3,495
Total assets measured at fair value	$19,058	$15,563	$3,495	$—	$19,058

We endeavor to utilize the best available information in measuring fair value. Our money market funds are measured at fair value based on quoted prices in active markets and are classified as Level 1 within the fair value hierarchy. Our available for sale marketable securities, which include commercial paper and government securities with maturities of less than one year, are measured at fair value using quoted market prices to the extent available or alternative pricing sources and models utilizing market observable inputs and are classified as Level 2 within the fair value hierarchy. There were no transfers between the hierarchy levels during the three months ended March 31, 2026 or the year ended December 31, 2025.

The following table summarizes our cash equivalents and available for sale debt securities by contractual maturity (in thousands):

	As of March 31, 2026		As of December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in 1 year	$95,805	$95,779	$19,058	$19,058

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Unrealized gains and losses on available for sale debt securities that are not credit related are included in accumulated other comprehensive income (loss) and summarized as follows (in thousands):

	March 31, 2026
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents
Money market funds	$10,017	$—	$—	$10,017
Commercial paper	46,084	—	(7)	46,077
Government securities	3,983	—	—	3,983
Short-term marketable securities
Commercial paper	18,757	—	(9)	18,748
Government securities	16,964	1	(11)	16,954
Total	$95,805	$1	$(27)	$95,779

	December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents
Money market funds	$15,563	$—	$—	$15,563
Short-term marketable securities
Commercial paper	3,495	—	—	3,495
Total	$19,058	$—	$—	$19,058

As of March 31, 2026, we had 49 securities in a net unrealized loss position that were immaterial individually and in aggregate. As of December 31, 2025, we had no securities in a net unrealized loss position. We did not record any credit losses regarding our available for sale debt securities during the three months ended March 31, 2026 and 2025. We do not intend to sell these securities, and it is more likely than not that we will not be required to sell these securities before the recovery of their amortized cost basis. We recognized interest income of $0.8 million and $1.4 million for the three months ended March 31, 2026 and 2025, respectively.
Note 5 – Equity

Stock Repurchase Programs – We had no stock repurchase activity during the three months ended March 31, 2026 or 2025 and had 10.7 million shares previously repurchased under our past repurchase programs. For accounting purposes, common stock repurchased under our stock repurchase programs is recorded based upon the settlement date of the applicable trade. Such repurchased shares are held in treasury and are presented using the cost method.

In addition, as of March 31, 2026 and 2025, we had 3.1 million and 2.8 million shares, respectively, in treasury that were previously surrendered by employees to satisfy tax withholding due in connection with the vesting of certain restricted stock units. As of March 31, 2026 and 2025, we had a total of 13.8 million and 13.5 million shares, respectively, held in treasury. Beginning in the first quarter of 2026, we changed our methodology for processing of employee tax remittances upon the vesting of restricted stock unit (“RSU”) awards from withholding shares to selling a portion of vested shares to cover the applicable withholding tax obligations (sell-to-cover). No shares are transferred to the Company’s treasury stock in connection with tax withholdings funded by sell-to-cover transactions. We continue to settle by withholding shares in connection with RSU award settlements for certain employee insiders who are subject to short-swing profit rules.

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Stock-Based Compensation Expense – Our stock-based compensation expense is summarized by award types for the periods presented below (in thousands):

	Three Months Ended March 31,
	2026	2025
Restricted stock units	$2,047	$3,137
Performance-based stock units	168	446
Employee stock purchase program	43	40
Common stock options	—	166
Total stock-based compensation expense	$2,258	$3,789
Related tax benefit recognized	$549	$910

The following table summarizes stock-based compensation expense by operating function for the periods presented (in thousands):

	Three Months Ended March 31,
	2026	2025
Marketing and advertising	$268	$497
Customer care and enrollment	224	264
Technology and content	328	688
General and administrative	1,438	2,340
Total stock-based compensation expense	$2,258	$3,789
Amount capitalized for internal-use software	25	108
Total stock-based compensation	$2,283	$3,897
Note 6 — Convertible Preferred Stock

Pursuant to an investment agreement dated February 17, 2021 with Echelon Health SPV, LP (“H.I.G.”), an investment vehicle of H.I.G. Capital (the “H.I.G. Investment Agreement”), we issued and sold to H.I.G., in a private placement, 2,250,000 shares of Series A convertible preferred stock (the “Series A Preferred Stock”), par value $0.001 per share, at an aggregate purchase price of $225.0 million on April 30, 2021 (the “Closing Date”). We received $214.0 million in net proceeds from the private placement with H.I.G., net of sales commissions and certain transaction fees totaling $11.0 million. On December 31, 2025, in connection with our entry into the revolving credit facility with CCP Agency, LLC (the “Revolving Credit Facility”), we entered into a first amendment to the H.I.G. Investment Agreement (the “H.I.G. Investment Agreement Amendment”), which amends the H.I.G. Investment Agreement to, among other things, (i) explicitly permit entry into, borrowings under, and refinancing of the Revolving Credit Facility up to the initial $125.0 million in Aggregate Revolving Loan Commitments, as defined in the H.I.G. Investment Agreement Amendment, plus in the case of refinancings, certain additional amounts, (ii) add a liquidity covenant substantially similar to the covenant provided for in the Revolving Credit Facility, with the sole remedy for breach of the liquidity covenant being a 2.00% increase in the paid-in-kind dividend rate as described below, (iii) establish H.I.G.’s rights with respect to a new strategy committee of the Company’s board of directors, including the right to designate one member and an observer to the committee, and (iv) provide certain additional governance and covenant protections to H.I.G., including with respect to additional debt incurrence and information rights related to the Company’s annual budget. For further information on the Revolving Credit Facility, see Note 12 - Debt.

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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

Dividends – The Series A Preferred Stock participates, on an as-converted basis, in all dividends paid to the holders of our common stock. From April 30, 2021 through June 30, 2023, dividends accrued at 8% per annum on the stated value of $100 per share, payable in kind (“PIK”). Subsequent to June 30, 2023, dividends accrue at 8% per annum, with 6% PIK and 2% payable in cash in arrears. Dividends compound semiannually and are PIK and payable in cash in arrears, as applicable, on June 30 and December 31 of each year. PIK dividends are cumulative and are added to the Accrued Value, as defined in the H.I.G. Investment Agreement. As of March 31, 2026, we have accrued $1.5 million for cash dividends.

Board Nomination Rights – As of March 31, 2026, H.I.G. has designated one member and one board observer to the Company’s Board of Directors.

Conversion Rights – The Series A Preferred Stock is convertible at any time into common stock at a conversion rate (the “Conversion Price”) and is subject to further adjustment and the number of shares of common stock issuable upon conversion is subject to certain limitations, each as set forth in the H.I.G Investment Agreement. As of March 31, 2026, the Conversion Price was equal to $79.5861 per share.

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

Redemption Put Right – At any time on or after the sixth anniversary of the Closing Date, holders of the Series A Preferred Stock have the right to cause the Company to redeem out of legally available funds all or any portion of the Series A Preferred Stock in cash at an amount equal to the greater of (i) 135% of the Accrued Value per share as of the redemption date, plus accrued PIK dividends that have not yet been added to the Accrued Value and (ii) the amount per share that would be payable on an as-converted basis on such Series A Preferred Stock at the then-current Accrued Value, plus accrued PIK dividends that have not yet been added to the Accrued Value, and in either case of (i) or (ii) plus any unpaid cash dividends that would have otherwise been settled in cash in connection with such conversion (the greater of (i) and (ii), the “Redemption Price”).

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

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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

The H.I.G. Investment Agreement Amendment adds an additional liquidity covenant in which our Unrestricted Cash, as defined in the H.I.G. Investment Agreement Amendment, shall be no less than $45.0 million as of the last day of each calendar month for as long as H.I.G. continues to own at least 30% of the Series A Preferred Stock originally issued to it in the private placement. Failure to maintain the minimum Unrestricted Cash balance will result in a PIK dividend accrual rate of 8.00% per annum until the later of (a) the date on which we cure such breach, violation or failure and (b) the one-year anniversary of the date on which such breach, violation or failure first occurred. As of March 31, 2026, we were in compliance with the additional liquidity covenant.

As of March 31, 2026, the estimated Series A Preferred Stock redemption value equals 135% of the Accrued Value per share as of the redemption date, plus accrued PIK dividends that have not yet been added to the Accrued Value, which is significantly in excess of the fair value of the common stock into which the Series A Preferred Stock is convertible as of March 31, 2026. We have elected to apply the accretion method to adjust the carrying value of the Series A Preferred Stock to its redemption value at the earliest date of redemption, April 30, 2027. Amounts recognized to accrete the Series A Preferred Stock to its estimated redemption value are treated as a deemed dividend and are recorded as a reduction to retained earnings, to the extent available, and if not, are recorded as a reduction to additional-paid-in-capital. The estimated redemption value will vary in subsequent periods due to the redemption put right described above and we have elected to recognize such changes prospectively. No shares of Series A Preferred Stock have been converted, and the Series A Preferred Stock was convertible into 3.9 million shares of common stock as of March 31, 2026.

The following table summarizes the proceeds and changes to our Series A Preferred Stock (in thousands):

Gross proceeds	$225,000
Less: issuance costs	(10,975)
Net proceeds	$214,025

Balance as of December 31, 2025	$382,057
Accrued paid-in-kind dividends	4,600
Change in preferred stock redemption value	7,260
Balance as of March 31, 2026	$393,917
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

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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

The following table sets forth the computation of basic and diluted net loss attributable to common stockholders per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2026	2025
Numerator:
Net loss attributable to common stockholders	$(18,107)	$(9,972)
Denominator:
Shares used in per share calculation – basic	31,132	29,997
Dilutive effect of common stock	—	—
Shares used in per share calculation – diluted	31,132	29,997
Net loss attributable to common stockholders per share – basic and diluted	$(0.58)	$(0.33)

For each of the three months ended March 31, 2026 and 2025, we had securities outstanding that could potentially dilute net loss per share, but the shares from the assumed conversion or exercise of these securities were excluded in the computation of diluted net loss per share as their effect would have been anti-dilutive. The number of weighted-average outstanding anti-dilutive shares that were excluded from the computation of diluted net loss per share consisted of the following (in thousands):

	Three Months Ended March 31,
	2026	2025
Convertible preferred stock	3,904	3,680
Restricted stock units	2,592	1,303
Performance-based stock units	1,135	440
Common stock options	100	213
Employee stock purchase program	80	20
Total	7,811	5,656
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

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Our future minimum payments under non-cancellable contractual service and licensing obligations as of March 31, 2026 were as follows (in thousands):

Year ending December 31,
2026 (remainder)	$6,865
2027	3,440
2028	472
2029	—
2030	—
Thereafter	—
Total	$10,777

Operating Leases

Refer to Note 10 – Leases for commitments related to our operating leases.

Self-Insurance

We provide comprehensive major medical benefits to our employees. We maintain a substantial portion of our U.S. employee health insurance benefits on a self-insured basis with up to $0.3 million per individual per year with the maximum claim liability as of March 31, 2026 of $30.3 million. As a result, we record a self-insurance liability based on claims filed and an estimate of claims incurred but not yet reported. As of March 31, 2026 and December 31, 2025, we had a self-insurance liability balance of $2.6 million in the “Accrued compensation and benefits” line on our Condensed Consolidated Balance Sheets.

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

As of March 31, 2026, we have not recorded any material litigation-related accruals for loss contingencies associated with legal proceedings or matters or have determined that an unfavorable outcome is reasonably possible or estimable. Legal proceedings or other contingencies may be material to our results of operations, financial condition or cash flows, even if we ultimately prevail, and we may from time to time enter into settlements to resolve such litigation. Legal costs incurred in connection with the resolution of claims, lawsuits and other contingencies generally are expensed as incurred.

Legal Proceedings

On May 1, 2025, we became aware that the United States District Court for the District of Massachusetts (the “Court”) unsealed a qui tam action, United States ex rel. Andrew Shea v. eHealth, Inc. et al, against numerous insurance carriers and insurance brokers, including eHealth, Inc. and its subsidiary, eHealthInsurance Services, Inc. The Relator’s lawsuit, originally filed under seal on November 2, 2021, was brought by a former eHealth marketing representative pursuant to the qui tam provision of the Federal False Claims Act. The Relator’s complaint alleges that eHealth, Inc. and eHealthInsurance Services, Inc., along with other insurance carriers and insurance brokers, violated the Federal False Claims Act through certain Medicare Advantage enrollment and marketing activities. The Relator’s complaint seeks, among other things, treble damages, civil penalties and costs. The Court’s May 1, 2025 order also unsealed the government’s notice of election to intervene in part in the qui tam action, as well as the government’s Complaint in Partial Intervention. The government’s Complaint brings similar claims under the Federal

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
False Claims Act against certain defendants named in the Relator’s complaint, including eHealth, Inc. and eHealthInsurance Services, Inc. On August 19, 2025, eHealth jointly filed two motions to dismiss all claims against eHealth, and on December 9, 2025, eHealth filed a motion for leave to depose the Relator regarding certain eHealth privileged documents found to be in the Relator’s possession. The parties fully briefed both motions, which were heard by the Court on January 21, 2026. On March 25, 2026, the Court issued its opinion denying both motions except with respect to the government’s claim for unjust enrichment, which was dismissed. eHealth and the other defendants jointly requested an extension of time until May 22, 2026 to respond to the complaint, which the Court granted. The Court also reset the scheduling conference to May 26, 2026.
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

The E&I segment consists primarily of commissions earned from our sale of individual and family plans, including both qualified and non-qualified plans, employer plans, including small business health insurance plans, Individual Coverage Health Reimbursement Arrangements (“ICHRAs”) and ancillary products sold to our non-Medicare-eligible consumers, including but not limited to, dental, vision and short-term insurance. To a lesser extent, the E&I segment includes amounts earned from our online sponsorship program that allows carriers to purchase advertising space in specific markets on our website as well as our technology licensing activities.

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

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The results of our reportable segments are summarized for the periods presented below (in thousands):

	Three Months Ended March 31,
	2026	2025
Medicare:
Total revenue	$81,271	$103,669
Variable marketing and advertising	(18,729)	(33,753)
Medicare CC&E	(29,612)	(34,469)
Cost of revenue	106	300
Medicare segment gross profit	$33,036	$35,747

	Three Months Ended March 31,
	2026	2025
Employer and Individual:
Total revenue	$6,747	$9,450
Variable marketing and advertising	(843)	(1,190)
E&I CC&E	(2,142)	(2,180)
Cost of revenue	(66)	(92)
E&I segment gross profit	$3,696	$5,988

	Three Months Ended March 31,
	2026	2025
Consolidated:
Total revenue	$88,018	$113,119
Variable marketing and advertising	(19,572)	(34,943)
Segment CC&E	(31,754)	(36,649)
Cost of revenue	40	208
Total segment gross profit	$36,732	$41,735

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
A reconciliation of our segment gross profit to the Condensed Consolidated Statements of Comprehensive Income (Loss) for the periods presented is as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Total segment gross profit	$36,732	$41,735
Other marketing and advertising (1)	(5,861)	(6,454)
Other CC&E (2)	(530)	(572)
Technology and content	(11,335)	(12,601)
General and administrative	(15,512)	(17,310)
Impairment, restructuring and other charges	(6,372)	—
Interest expense	(4,035)	(2,648)
Other income, net	840	1,576
Income (loss) before income taxes	$(6,073)	$3,726
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

Geographic Information

Our long-lived assets primarily consist of property and equipment, net and internally developed software. Our long-lived assets are attributed to the geographic location in which they are located. Long-lived assets by geographical area are summarized as follows (in thousands):

	March 31, 2026	December 31, 2025
United States	$27,029	$27,686
China	379	374
Total	$27,408	$28,060

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Significant Customers

Substantially all revenue for the three months ended March 31, 2026 and 2025 was generated from customers located in the United States. Carriers representing 10% or more of our total revenue are summarized as follows. The majority of the revenue was from the Medicare segment.

	Three Months Ended March 31,
	2026	2025
Humana	37%	24%
UnitedHealthcare (1)	21%	24%
Aetna (1)	2%	14%
____________
(1)Percentages include the carriers’ subsidiaries.
Note 10 – Leases

Our lease portfolio primarily consists of operating leases for office space, and our leases have remaining lease terms of less than 1 year to 4 years. Certain of these leases have free or escalating rent payment provisions. We recognize lease expense on a straight-line basis over the terms of the leases, although actual cash payment obligations under certain of these agreements fluctuate over the terms of the agreements. Most leases include options to renew, and the exercise of these options is at our discretion.

Subsequent to becoming a remote first workplace in the third quarter of 2022, we executed several subleases of our office space in the United States. The subleases run through the remaining term of the primary leases. As of March 31, 2026, we expect to generate a total of $9.5 million in future sublease income through January 31, 2030. Sublease income is recorded on a straight-line basis as a reduction of lease expense in our Condensed Consolidated Statements of Comprehensive Income (Loss).

We test right-of-use assets when impairment indicators are present in accordance with the asset impairment provisions of ASC 360, Property, Plant and Equipment. As a result of becoming a remote first workplace, we have assessed our occupied leased office space to identify excess space to vacate and potentially sublease. We have also periodically reassessed current market conditions in our previously vacated leased office spaces that have not yet been subleased. In instances where we determined impairment indicators were present at that time of our reassessment, we tested our right-of-use assets, including leasehold improvements, for impairment. We utilized an income approach to value the asset groups by performing a discounted cash flow analysis and determined that for certain leases the net carrying values exceeded the estimated discounted future cash flows expected to be derived from the properties based on Level 3 inputs, including current sublease market rent, future sublease market conditions and the discount rate. There were no impairment charges related to our operating lease right-of-use assets and property, plant and equipment for the three months ended March 31, 2026 and 2025.

The components of operating lease costs for the three months ended March 31, 2026 and 2025 were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Operating lease expense	$1,021	$1,218
Operating sublease income	(736)	(689)
Total operating lease cost	$285	$529

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Supplemental information related to our leases is as follows (dollars in thousands):

	Three Months Ended March 31,
	2026	2025
Cash paid for amounts included in the measurement of operating lease liabilities	$2,258	$2,285

	March 31, 2026	December 31, 2025
Weighted-average remaining lease term (in years) of operating leases	3.0	3.1
Weighted-average discount rate used to recognize operating lease right-of-use-assets	5.7%	5.7%

As of March 31, 2026, maturities of our operating lease liabilities are as follows (in thousands):

Year ending December 31,
2026 (remainder)	$6,116
2027	6,950
2028	4,998
2029	3,008
2030	196
Thereafter	—
Total lease payments (1)	$21,268
Less imputed interest	(1,833)
Total	$19,435
____________
(1)Non-cancellable sublease proceeds for the remainder of 2026 and the years ending December 31, 2027, 2028, 2029 and 2030 of $2.4 million, $3.2 million, $3.3 million, $1.4 million and $0.1 million, respectively, are not included in the table above. There will be no sublease proceeds in the years after December 31, 2030.
Note 11 — Impairment, Restructuring and Other Charges

The following table details impairment, restructuring and other charges for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2026	2025
Asset impairment charges	$—	$—
Restructuring and reorganization charges	6,372	—
Impairment, restructuring and other charges	$6,372	$—

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Asset Impairments

We did not incur any asset impairment charges for the three months ended March 31, 2026 and 2025.

Restructuring

Our restructuring and reorganization costs and liabilities consist primarily of severance, transition and other related costs. The following table summarizes the cash-based restructuring and reorganization related liabilities (in thousands):

Balance at December 31, 2025	$—
Restructuring and reorganization charges	6,372
Payments	(5,656)
Balance at March 31, 2026	$716

During the three months ended March 31, 2026, we recognized $6.4 million of pre-tax restructuring charges in the “Impairment, restructuring and other charges” line in our Condensed Consolidated Statements of Comprehensive Income (Loss). These charges were related to employee termination benefits resulting from a workforce reduction of approximately 14% across the organization, implemented as part of cost reduction efforts to support our strategic initiatives. Substantially all of the restructuring charges are expected to be settled in cash, and no equity awards were modified. As of March 31, 2026, we had a $0.7 million restructuring accrual on our Condensed Consolidated Balance Sheet. We did not incur any restructuring or reorganization charges for the three months ended March 31, 2025.
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

As of December 31, 2025, we borrowed $125.0 million of revolving loans available under the Revolving Credit Facility. A portion of the proceeds were used to repay in full all obligations outstanding under the term loan credit facility with Blue Torch Finance LLC, and to pay fees and expenses associated with the transactions contemplated by the Revolving Credit Agreement and the H.I.G. Investment Agreement Amendment. The remaining proceeds are being used for working capital and general corporate purposes. The obligations under the Revolving Credit Facility are guaranteed by Amplify Engagement Solutions Insurance Agency, LLC, the direct parent of the Borrower, and certain of the Company’s current and future subsidiaries (collectively, the “Guarantors”) and are secured by a first-priority lien on substantially all assets of the Borrower and the Guarantors, subject to certain carve-outs and exceptions. The Revolving Credit Facility matures in December 2028.

Borrowings under the Revolving Credit Agreement currently bear interest at the one-month Term SOFR (as defined in the Revolving Credit Agreement, subject to a floor of 2.00% per annum), plus an applicable margin of 6.50% per annum, and, under certain specified circumstances, may be calculated at the base rate (which is the

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
highest of (1) the prime rate on such day, (2) the then-current federal funds rate set by the Federal Reserve Bank of New York, plus 0.50% per annum, (3) the one-month Term SOFR rate published, plus 2.00% per annum, and (4) 3.00% per annum), plus an applicable margin of 5.50% per annum. As of March 31, 2026, the interest rate was 10.17%. For the three months ended March 31, 2026, we incurred interest expense of $3.2 million.

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

Financial covenants in the Revolving Credit Agreement require that we maintain a maximum total leverage ratio, a minimum unrestricted cash balance and a minimum lifetime value to acquisition cost ratio, each as defined in the Revolving Credit Agreement. Additionally, the Revolving Credit Agreement contains customary affirmative and negative covenants that limit the ability of the Borrower and its subsidiaries or the Guarantors, as applicable, to, among other things: (i) incur additional debt or issue certain preferred stock; (ii) pay dividends, redeem stock, or make other distributions; (iii) make other restricted payments or investments; (iv) grant liens or security interests on assets; (v) transfer or sell assets; (vi) create restrictions on payment of dividends or other amounts; (vii) engage in mergers or consolidations; or (viii) engage in certain transactions with affiliates, in each case, subject to certain carve outs and exceptions. The Revolving Credit Agreement also contains various events of default, such as a default in the performance or observance of any covenant (subject to cure periods and materiality thresholds). Upon the occurrence and during the continuance of an event of default, the Agent is entitled to take various actions, including the acceleration of all amounts due under the Revolving Credit Agreement. As of March 31, 2026, we were in compliance with our Revolving Credit Agreement covenants.

We incurred closing costs of $12.0 million, which were recorded as a direct deduction from the face of the loan on our Condensed Consolidated Balance Sheet. Total amortization of closing costs, or debt issuance costs, was $0.8 million for the three months ended March 31, 2026 and is recorded in the “Interest expense” line in our Condensed Consolidated Statements of Comprehensive Income (Loss). There were $11.2 million unamortized issuance costs as of March 31, 2026. The carrying value of the Revolving Credit Agreement approximated the fair value, based on Level 2 inputs (observable market prices in less than active markets), as the interest rate is variable over the selected interest period and is similar to current rates at which we can borrow funds. The carrying value of the revolving loans is $113.8 million as of March 31, 2026.

Term Loan Credit Facility

On February 28, 2022, we entered into a term loan credit agreement, which provided for a $70.0 million secured term loan credit facility. The term loan credit agreement (as amended on August 16, 2022, November 1, 2024, and October 6, 2025, the “Credit Agreement”), had a maturity date of January 2027, upon which the outstanding obligations under the Credit Agreement were payable in full. The loans under the Credit Agreement bore interest, at our option, at either a rate based on the Adjusted Term SOFR or a base rate, in each case plus a margin. The base rate was the highest of the prime rate, the federal funds rate plus 0.50% and three-month Adjusted Term SOFR plus 1.00%. The margin was 7.00% for Adjusted Term SOFR loans and 6.00% for base rate loans. As of March 31, 2025, the interest rate was 11.57% and we incurred $2.0 million of interest expense, for the three months ended March 31, 2025. Total amortization of closing costs and extension fees, or debt issuance costs, was $0.3 million for the three months ended March 31, 2025, and is recorded in the “Interest expense” line in our Condensed Consolidated Statements of Comprehensive Income (Loss). Furthermore, as part of the Credit Agreement, we incurred a $0.3 million fee per annum, payable annually.

On December 31, 2025, the Credit Agreement was terminated in connection with the execution of the Revolving Credit Agreement. The outstanding balance of $70.0 million, including an early termination fee of $0.7 million, was repaid in full and we wrote off $0.5 million of deferred issuance costs related to the Credit Agreement during the three months ended December 31, 2025.

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 13 – Income Taxes

The following table summarizes our provision for (benefit from) income taxes and our effective tax rates for the periods presented (in thousands, except effective tax rate):

	Three Months Ended March 31,
	2026	2025
Income (loss) before income taxes	$(6,073)	$3,726
Provision for (benefit from) income taxes	(1,359)	1,776
Effective tax rate	22.4%	47.7%

For the three months ended March 31, 2026 and 2025 we calculated our provision for (benefit from) income taxes by applying an estimate of the annual effective tax rate to income (loss) before income taxes for the reporting period.

For the three months ended March 31, 2026, we recorded a benefit from income taxes of $1.4 million, representing an effective tax rate of 22.4%, which was higher than the statutory federal tax rate primarily due to state taxes, nondeductible stock-based compensation and lobbying expenses, partially offset by research and development credits. For the three months ended March 31, 2025, we recognized a provision for income taxes of $1.8 million, representing an effective tax rate of 47.7%, which was higher than the statutory federal tax rate primarily due to state taxes, nondeductible stock-based compensation, lobbying expenses and prior year discrete adjustments, partially offset by research and development credits.

Assessing the realizability of our deferred tax assets is dependent upon several factors, including the likelihood and amount, if any, of future taxable income in relevant jurisdictions during the periods in which those temporary differences become deductible. We forecast taxable income by considering available positive and negative evidence, including our history of operating income and losses and our financial plans and estimates that we use to manage the business. These assumptions require significant judgment about future taxable income. As a result, the amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change. We continue to recognize our deferred tax assets as of March 31, 2026, as we believe it is more likely than not that such deferred tax assets will be realized, with the exception of certain net operating losses and credits that are expected to expire unutilized which have a valuation allowance.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Please read the following discussion and analysis together with our condensed consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “Annual Report”). This discussion and analysis contains forward-looking statements, which involve risks and uncertainties. As a result of many factors, such as those described under “Cautionary Note Regarding Forward-Looking Statements,” “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report, our actual results may differ materially from those anticipated in these forward-looking statements.

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

Business Update

Entering fiscal 2026, we aligned the organization around a clear strategic framework designed to leverage our core strengths to build a strong foundation for future growth, adapt to a structurally evolving Medicare market and prioritize sustainable operating cash flow generation. In the first quarter of 2026, we initiated the build of our lifetime advisory operating model, which was formally launched in the second quarter of 2026. We released new advisor-facing technology tools that are expected to enhance the beneficiary experience and ultimately, our lifetime advisory operating model is expected to drive increased member lifetime value, improved retention and build on consumer brand recognition and member loyalty for our Medicare segment. As part of this initiative, we are also broadening our ancillary product selection to offer more comprehensive coverage options to consumers. During April of 2026, we expanded our product portfolio with the introduction of final expense insurance, which covers end-of-life insurance and supports our strategic initiative to expand our product and service offerings. In the under 65 market, we are pursuing measured investment in the Individual Coverage Health Reimbursement Arrangement (“ICHRA”) capabilities that we believe will allow us to better serve the employer market and extend our platform to brokers with strong employer relationships.

During the first quarter of 2026, enrollment volume in our Medicare products was lower than the first quarter of 2025, which was consistent with our expectations and reflective of our decision to reduce demand generation spend and to focus it on our more profitable marketing channels. At the same time, we observed improved estimated constrained lifetime value (“LTVs”) of commissions for all Medicare products as well as improved total acquisition cost per Medicare-equivalent approved member year-over-year. During the first quarter of 2026, we also implemented a company-wide fixed cost expense reduction initiative in which we eliminated approximately 14% of our workforce and targeted reductions in vendor spend. While we recognized some cost savings from this initiative during the first quarter of 2026, we expect to deliver greater savings throughout the rest of the fiscal year.

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

The following table shows approved members by product for the periods presented:

	Three Months Ended March 31,		% Change
	2026	2025
Medicare
Medicare Advantage	63,422	82,671	(23)%
Medicare Supplement	2,512	2,565	(2)%
Medicare Part D	814	2,642	(69)%
Total Medicare	66,748	87,878	(24)%
Individual and Family	3,585	5,817	(38)%
Ancillary	16,901	16,925	—%
Small Business	1,288	1,190	8%
Total Approved Members	88,522	111,810	(21)%

Three Months Ended March 31, 2026 and 2025 – Total approved members declined 21% during the three months ended March 31, 2026 compared to the same period in 2025, driven by:

•a 24% decline in Medicare approved members, primarily as a result of:
◦a 23% decline in Medicare Advantage approved members due to a 25% decrease in Medicare Advantage broker of record submissions resulting from an intentional decrease in variable marketing spend;
◦a 2% decline in Medicare Supplement approved members, primarily due to an intentional decrease in variable marketing spend, partially offset by the approval timing of certain applications that were submitted in the fourth quarter of 2025; and
◦a 69% decline in Medicare Part D approved members due to the continuous impact of regulatory changes that adversely impacted standalone Medicare Part D plan economics and availability, resulting in beneficiaries shifting away from standalone Medicare Part D plans towards Medicare Advantage plans that include prescription drug coverage.
•a 38% decline in individual and family plan approved members primarily driven by lower qualified health plan approved members following the removal of government subsidies, which both reduced overall demand and drove a partial shift towards non-qualified health plans, along with an overall decline in variable marketing spend;
•relatively flat ancillary approved members year-over-year primarily due to continued targeted increases in hospital indemnity plan members, which were offset by decreases in short-term, dental and vision plan approved members; and
•an 8% increase in small business health plan approved members primarily driven by an intentional increase in variable marketing spend toward employer plans.

Estimated Constrained Lifetime Value of Commissions Per Approved Member

The following table shows our estimated constrained LTV of commissions per approved member by product for the periods presented:

	Three Months Ended March 31,		% Change
	2026	2025
Medicare (1) (2)
Medicare Advantage	$938	$907	3%
Medicare Supplement	1,494	1,256	19%
Medicare Part D	298	167	78%
Individual and Family (1)
Non-Qualified Health Plans	365	386	(5)%
Qualified Health Plans	353	415	(15)%
Ancillary (1)
Short-term	134	118	14%
Dental	144	134	7%
Vision	91	88	3%
Small Business (1)	287	249	15%
__________
(1)Constrained LTV of commissions per approved member for Medicare, individual and family and ancillary plans represents commissions estimated to be collected over the estimated life of an approved member’s plan after applying constraints in accordance with our revenue recognition policy. Constrained LTV of commissions per approved member for small business represents the estimated commissions we expect to collect from the plan over the following twelve months. The estimate is driven by multiple factors, including but not limited to, contracted commission rates, carrier mix, estimated average plan duration, the regulatory environment, cancellations of insurance plans offered by health insurance carriers with which we have a relationship, and applied constraints. The constraints are applied to help ensure that commissions estimated to be collected over the estimated life of an approved member’s plan are recognized as revenue only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with future commissions receivable from the plan is subsequently resolved. These factors may result in varying values from period to period. For additional information on constrained LTV, see “Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2025.

(2)The constraints applied to the total estimated lifetime value of commissions we expect to receive for selling the plan after the carrier approves an application in order to derive the constrained LTV of commissions for approved members recognized for Medicare Advantage, Medicare Supplement and Medicare Part D were 5.5%, 4% and 7%, respectively, for the three months ended March 31, 2026 and 5.5%, 9% and 7%, respectively, for the three months ended March 31, 2025.

Three Months Ended March 31, 2026 and 2025 – The changes in constrained LTV of commissions per approved member primarily consisted of:

•a 3% increase in Medicare Advantage plans, primarily due to favorable carrier and contract mix;

•a 19% increase in Medicare Supplement plans, primarily due to favorable carrier and contract mix, a decrease in the constraint from 9% to 4% due to observed LTV trends, favorable retention assumptions for the first quarter 2026 cohorts compared to the first quarter 2025 cohorts and an increase in the ratio of approved members who became paying members, partly offset by an unfavorable cohort mix;
•a 78% increase in Medicare Part D plans, primarily driven by favorable carrier and contract mix;
•a 5% decrease in non-qualified health plans, primarily due to unfavorable carrier and contract mix, unfavorable retention trends for the first quarter 2026 cohorts compared to the first quarter 2025 cohorts and a decline in the ratio of approved members who became paying members;
•a 15% decrease in qualified health plans, primarily due to an increase in the LTV constraint from 4% to 10% due to observed unfavorable retention trends, unfavorable carrier and contract mix and unfavorable retention trends for the first quarter 2026 cohorts compared to the first quarter 2025 cohorts;
•a 14% increase in short-term plans, primarily driven by favorable carrier and contract mix, partly offset by unfavorable cohort mix;
•a 7% increase in dental plans due to favorable carrier and contract mix and favorable cohort mix;
•a 3% increase in vision plans due to favorable carrier and contract mix, partially offset by unfavorable retention trends for the first quarter 2026 cohorts compared to the first quarter 2025 cohorts; and
•a 15% increase in small business plans due to favorable carrier and contract mix.

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

The following table shows estimated membership by product as of the dates presented below:

	As of March 31,		% Change
	2026	2025
Medicare (1)
Medicare Advantage	566,097	601,431	(6)%
Medicare Supplement	88,875	90,917	(2)%
Medicare Part D	133,566	180,076	(26)%
Total Medicare	788,538	872,424	(10)%

Individual and Family (1)	56,235	69,652	(19)%
Ancillary (1)	182,353	175,270	4%
Small Business (2)	34,804	41,317	(16)%
Total Estimated Membership	1,061,930	1,158,663	(8)%
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

March 31, 2026 compared to March 31, 2025 – Total estimated membership declined 8% as of March 31, 2026 compared to March 31, 2025 primarily due to:

•a 10%, 19% and 16% decline year-over-year in Medicare plan, individual and family plan and small business plan estimated membership, respectively, primarily as a result of fewer approved applications and heightened market volatility;
•partially offset by a 4% increase year-over-year in an ancillary plan estimated membership primarily driven by an increase in hospital indemnity plan estimated membership.

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

The following table shows the CC&E cost per approved member and variable marketing cost per approved member metrics for the periods presented below:

	Three Months Ended March 31,		% Change
	2026	2025
Medicare
CC&E cost per MA-equivalent approved member (1)	$393	$361	9%
Variable marketing cost per MA-equivalent approved member (1)	283	393	(28)%
Total acquisition cost per MA-equivalent approved member	$676	$754	(10)%
Individual and Family Plans
CC&E cost per IFP-equivalent approved member (2)	$283	$189	50%
Variable marketing cost per IFP-equivalent approved member (2)	92	119	(23)%
Total acquisition cost per IFP-equivalent approved member	$375	$308	22%
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

Medicare

Three Months Ended March 31, 2026 and 2025 – Total acquisition cost per MA-equivalent approved member decreased $78, or 10%, during the three months ended March 31, 2026 compared to the same period in 2025, driven by:

•a $110, or 28%, decrease in variable marketing cost per MA-equivalent approved member primarily due to more disciplined marketing spend, improved marketing channel mix and continued marketing efficiencies from our branding initiatives that enhance lead quality and conversion rates in both our telesales and online unassisted channels;

•partially offset by a $32, or 9%, increase in CC&E cost per MA-equivalent approved member primarily due to:
◦a decline in the number of Medicare Advantage approved members driven by our intentional decrease in variable marketing spend;
◦partially offset by lower overall personnel and compensation costs, primarily driven by fewer benefit advisors and screeners year-over-year, despite retaining benefit advisors to support the launch of our lifetime advisory model in the second quarter of 2026.

Individual and Family

Three Months Ended March 31, 2026 and 2025 – Total acquisition cost per IFP-equivalent approved member increased $67, or 22%, during the three months ended March 31, 2026 compared to the same period in 2025, driven by:

•a $94, or 50%, increase in CC&E cost per IFP-equivalent approved member due to the overall decline in individual and family plan and short-term plan approved members; and
•a $27, or 23%, decrease in variable marketing cost per IFP-equivalent approved member, primarily driven by our intentional decrease in variable marketing spend year-over-year.

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
•Stock-based compensation; and
•Accounting for income taxes.

There have been no changes to our critical accounting policies and estimates described in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission on February 26, 2026, that have had a significant impact on our condensed consolidated financial statements and related notes. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2025, for a complete discussion of our other critical accounting policies and estimates.

Results of Operations

The following table sets forth our operating results and related percentage of total revenue for the periods presented (dollars in thousands):

	Three Months Ended March 31,
	2026		2025
Revenue
Commission	$79,807	91%	$98,946	87%
Other	8,211	9%	14,173	13%
Total revenue	88,018	100%	113,119	100%
Operating costs and expenses (1)
Marketing and advertising	25,393	29%	41,189	36%
Customer care and enrollment	32,284	37%	37,221	33%
Technology and content	11,335	13%	12,601	11%
General and administrative	15,512	18%	17,310	15%
Impairment, restructuring and other charges	6,372	7%	—	—%
Total operating costs and expenses	90,896	103%	108,321	96%
Income (loss) from operations	(2,878)	(3)%	4,798	4%
Interest expense	(4,035)	(5)%	(2,648)	(2)%
Other income, net	840	1%	1,576	1%
Income (loss) before income taxes	(6,073)	(7)%	3,726	3%
Provision for (benefit from) income taxes	(1,359)	(2)%	1,776	2%
Net income (loss)	$(4,714)	(5)%	$1,950	2%
____________
(1)Operating costs and expenses include the following amounts of stock-based compensation expense (in thousands):

	Three Months Ended March 31,
	2026	2025
Marketing and advertising	$268	$497
Customer care and enrollment	224	264
Technology and content	328	688
General and administrative	1,438	2,340
Total stock-based compensation expense	$2,258	$3,789

Revenue

Our commission revenue, other revenue and total revenue are summarized as follows (dollars in thousands):

	Three Months Ended March 31,		Change
	2026	2025	$	%
Commission	$79,807	$98,946	$(19,139)	(19)%
% of total revenue	91%	87%
Other	8,211	14,173	(5,962)	(42)%
% of total revenue	9%	13%
Total revenue	$88,018	$113,119	$(25,101)	(22)%

Three Months Ended March 31, 2026 and 2025 – Commission revenue decreased $19.1 million, or 19%, during the three months ended March 31, 2026 compared to the same period in 2025 due to:

•a $16.5 million, or 18%, decline in commission revenue from the Medicare segment driven by:
◦a 23% and 2% decline in Medicare Advantage and Medicare Supplement plan approved members, respectively, partially offset by a 54% increase in hospital indemnity plan approved members;
◦lower net adjustment revenue from prior period enrollments, which was $6.8 million during the three months ended March 31, 2026 compared to $8.0 million during the three months ended March 31, 2025; and
◦partially offset by improved constrained LTV of commissions per approved member across all Medicare products.
•a $2.6 million, or 29% decrease in commission revenue from the E&I segment primarily driven by:
◦declines in individual and family plan and dental, short-term and vision plan approved members;
◦lower constrained LTV of commissions for individual and family plan products, partially offset by improved constrained LTV of commissions for short-term, dental and vision plans; and
◦lower net adjustment revenue from prior period enrollments, which was $1.2 million during the three months ended March 31, 2026 compared to $2.5 million during the three months ended March 31, 2025.
Other revenue decreased $6.0 million, or 42%, due to a $6.5 million decline in sponsorship and advertising revenue, partially offset by a $0.5 million increase in fee-based and other revenue.

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

Our marketing and advertising expenses are summarized as follows (dollars in thousands):

	Three Months Ended March 31,		Change
	2026	2025	$	%
Marketing and advertising	$25,393	$41,189	$(15,796)	(38)%
% of total revenue	29%	36%

Three Months Ended March 31, 2026 and 2025 – Marketing and advertising expenses decreased $15.8 million, or 38%, during the three months ended March 31, 2026 compared to the same period in 2025, driven by a $15.4 million decrease in variable advertising costs as we strategically reduced our overall marketing budget and focused on our higher margin marketing channels.

Customer Care and Enrollment

Customer care and enrollment expenses primarily consist of compensation, benefits and licensing costs for personnel engaged in assistance to applicants who call our advisor enrollment center and for benefit advisors who assist applicants during the enrollment process.

Our customer care and enrollment expenses are summarized as follows (dollars in thousands):

	Three Months Ended March 31,		Change
	2026	2025	$	%
Customer care and enrollment	$32,284	$37,221	$(4,937)	(13)%
% of total revenue	37%	33%

Three Months Ended March 31, 2026 and 2025 – Customer care and enrollment expenses decreased $4.9 million, or 13%, during the three months ended March 31, 2026 compared to the same period in 2025, primarily due to a $5.5 million decrease in personnel and compensation costs due to lower headcount, reflecting our strategic decision to reduce benefit advisor spend as we planned for lower investment in member acquisition activities, partly offset by a $0.6 million increase in other operating expenses due to higher consulting and software costs.

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

Our technology and content expenses are summarized as follows (dollars in thousands):

	Three Months Ended March 31,		Change
	2026	2025	$	%
Technology and content	$11,335	$12,601	$(1,266)	(10)%
% of total revenue	13%	11%

Three Months Ended March 31, 2026 and 2025 – Technology and content expenses decreased $1.3 million, or 10%, during the three months ended March 31, 2026 compared to the same period in 2025, primarily driven by a $0.7 million decrease in amortization of internally developed software, a $0.4 million decrease in stock-based compensation expense and $0.3 million decrease in other operating costs, particularly consulting expenses.

These decreases reflect the initial impact from our company-wide fixed cost expense reduction initiative implemented in January of 2026.

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

Our general and administrative expenses are summarized as follows (dollars in thousands):

	Three Months Ended March 31,		Change
	2026	2025	$	%
General and administrative	$15,512	$17,310	$(1,798)	(10)%
% of total revenue	18%	15%

Three Months Ended March 31, 2026 and 2025 – General and administrative expenses decreased $1.8 million, or 10%, during the three months ended March 31, 2026 compared to the same period in 2025, primarily driven by a $1.3 million, $0.9 million and $0.3 million decrease in personnel and compensation costs, stock-based compensation expense and facilities and other operating expenses, respectively, all reflective of the initial impact from our company-wide fixed cost expense reduction initiative implemented in January of 2026, partly offset by an increase of $0.9 million in professional fees.

Impairment, Restructuring and Other Charges

Our impairment, restructuring and other charges consist primarily of severance, transition and other related costs and impairment charges. Our impairment, restructuring and other charges are summarized as follows (dollars in thousands):

	Three Months Ended March 31,		Change
	2026	2025	$	%
Impairment, restructuring and other charges	$6,372	$—	$6,372	*
% of total revenue	7%	—%
__________
*    Percentage calculated is not meaningful.

Three Months Ended March 31, 2026 and 2025 – We incurred $6.4 million of impairment, restructuring and other charges for the three months ended March 31, 2026 compared to no impairment, restructuring and other charges for the same period in 2025. The $6.4 million of restructuring charges recognized during 2026 were related to employee termination benefits resulting from a workforce reduction of approximately 14% across the organization, implemented as part of cost reduction efforts to support our strategic initiatives.

Interest Expense

Interest expense primarily consists of interest expense and amortization of debt issuance costs related to our credit facilities. See Note 12 – Debt in our Notes to Condensed Consolidated Financial Statements for additional information. Our interest expense is summarized as follows (dollars in thousands):

	Three Months Ended March 31,		Change
	2026	2025	$	%
Interest expense	$(4,035)	$(2,648)	$(1,387)	(52)%
% of total revenue	(5)%	(2)%

Three Months Ended March 31, 2026 and 2025 – Interest expense increased by $1.4 million, or 52%, during the three months ended March 31, 2026 compared to the same period in 2025, primarily driven by a $1.1 million increase in debt interest expense as a result of higher outstanding debt principal balance following the our entry into a new asset-based revolving credit facility on December 31, 2026.

Other Income, Net

Other income, net, primarily consisted of interest income and margin earned on commissions received from Medicare plan members transferred to us in 2010 through 2012 by a broker partner.

Our other income, net, is summarized as follows (dollars in thousands):

	Three Months Ended March 31,		Change
	2026	2025	$	%
Other income, net	$840	$1,576	$(736)	(47)%
% of total revenue	1%	1%

Three Months Ended March 31, 2026 and 2025 – Other income, net, was $0.8 million during the three months ended March 31, 2026, compared to $1.6 million during the three months ended March 31, 2025. The change was primarily due to a $0.5 million decrease in interest income as a result of less favorable short-term investment returns and lower average short-term investment balances during the three months ended March 31, 2026.

Provision For (Benefit from) Income Taxes

Our provision for (benefit from) income taxes is summarized as follows (dollars in thousands):

	Three Months Ended March 31,		Change
	2026	2025	$	%
Provision for (benefit from) income taxes	$(1,359)	$1,776	$(3,135)	(177)%
Effective tax rate	22.4%	47.7%

Three Months Ended March 31, 2026 and 2025 – Our effective tax rate of 22.4% for the three months ended March 31, 2026 was lower than our 47.7% effective tax rate for the three months ended March 31, 2025 primarily due to fluctuations in stock-based compensation adjustments, research and development credits, state taxes and prior year discrete adjustments. Our effective tax rate for the three months ended March 31, 2026 was higher than the statutory federal tax rate primarily due to state taxes, nondeductible stock-based compensation and lobbying expenses, partially offset by research and development credits.

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

Our operating segment revenue and segment gross profit (loss) are summarized as follows (in thousands):

	Three Months Ended March 31,
	2026	2025	% Change
Medicare:
Total revenue	$81,271	$103,669	(22)%
Variable marketing and advertising	(18,729)	(33,753)	45%
Medicare CC&E	(29,612)	(34,469)	14%
Cost of revenue	106	300	(65)%
Medicare segment gross profit	$33,036	$35,747	(8)%

	Three Months Ended March 31,
	2026	2025	% Change
Employer and Individual:
Total revenue	$6,747	$9,450	(29)%
Variable marketing and advertising	(843)	(1,190)	29%
E&I CC&E	(2,142)	(2,180)	2%
Cost of revenue	(66)	(92)	28%
E&I segment gross profit	$3,696	$5,988	(38)%

	Three Months Ended March 31,
	2026	2025	% Change
Consolidated:
Total revenue	$88,018	$113,119	(22)%
Variable marketing and advertising	(19,572)	(34,943)	44%
Segment CC&E	(31,754)	(36,649)	13%
Cost of revenue	40	208	(81)%
Total segment gross profit	$36,732	$41,735	(12)%

A reconciliation of our segment gross profit to the Condensed Consolidated Statements of Comprehensive Income (Loss) for the periods presented is as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Total segment gross profit	$36,732	$41,735
Other marketing and advertising (1)	(5,861)	(6,454)
Other CC&E (2)	(530)	(572)
Technology and content	(11,335)	(12,601)
General and administrative	(15,512)	(17,310)
Impairment, restructuring and other charges	(6,372)	—
Interest expense	(4,035)	(2,648)
Other income, net	840	1,576
Income (loss) before income taxes	$(6,073)	$3,726
__________
(1)Other marketing and advertising costs consist of fixed marketing and advertising, previously capitalized labor, depreciation and share-based compensation costs.
(2)Other CC&E costs consist of previously capitalized labor, depreciation and share-based compensation costs.

Medicare Segment

Three Months Ended March 31, 2026 and 2025 – Revenue from our Medicare segment decreased $22.4 million, or 22%, during the three months ended March 31, 2026 compared to the same period in 2025, primarily driven by:
•a $16.5 million decrease in Medicare segment commission revenue primarily due to:

◦a 24% decrease in Medicare plan approved members;
◦lower net adjustment revenue, which was $6.8 million for the three months ended March 31, 2026 compared to $8.0 million during the same period in 2025;
◦partially offset by higher constrained LTV of commissions per approved member across all Medicare plans.
•a $5.9 million decrease in Medicare segment other revenue driven by a $6.4 million decrease in sponsorship and advertising revenue, partly offset by a $0.7 million increase in fee-based revenue.

Our Medicare segment gross profit was $33.0 million for the three months ended March 31, 2026, a decrease of $2.7 million, or 8%, compared to the same period in 2025 primarily driven by:
•a $22.4 million decrease in Medicare segment revenue;
•partially offset by a decrease of $15.0 million in variable marketing and advertising expenses, driven by our intentional decision to decrease marketing spend; and
•a $4.9 million decrease in segment CC&E expenses primarily due to fewer licensed benefit and retention advisors year-over-year.

Employer and Individual Segment

Three Months Ended March 31, 2026 and 2025 – Revenue from our E&I segment decreased $2.7 million, or 29%, during the three months ended March 31, 2026 compared to the same period in 2025, primarily driven by a $2.6 million decrease in commission revenue as a result of:
•a 38% decline in individual and family plan approved members and lower constrained LTV of commissions per approved members for both qualified and non-qualified health plans;
•lower net adjustment revenue year-over-year, which was $1.2 million for the three months ended March 31, 2026 compared to $2.5 million in three months ended March 31, 2025; and
•partially offset by an 8% increase in small business plan approved members and an increase in all ancillary plan and small business plan constrained LTV of commissions per approved member.

Our E&I segment gross profit was $3.7 million for the three months ended March 31, 2026, a decrease of $2.3 million, or 38%, compared to the same period in 2025 primarily driven by a $2.7 million decrease in E&I segment revenue, partly offset by lower variable marketing spend of $0.3 million.

Liquidity and Capital Resources

As of March 31, 2026, we had cash, cash equivalents and short-term marketable securities of $110.8 million. During the three months ended March 31, 2026, we generated net operating cash flow of $35.8 million as summarized below. We have historically financed our operations primarily through cash generated from our operations, equity issuances and debt financing. Our principal uses of cash in recent periods have been funding working capital, purchases of short-term investments, the satisfaction of tax withholding obligations in connection with the settlement of restricted stock units, making payments on our operating lease obligations and service and licensing obligations, and complying with our debt servicing requirements and preferred stock dividend payment obligations.

Cash and Cash Equivalents

Our cash, cash equivalents and short-term marketable securities are summarized as follows (in thousands):

	March 31, 2026	December 31, 2025
Cash and cash equivalents	$75,112	$73,725
Short-term marketable securities	35,702	3,495
Total cash, cash equivalents and short-term marketable securities	$110,814	$77,220

Cash equivalents, which are comprised of financial instruments with an original maturity of 90 days or less from the date of purchase, primarily consist of money market funds, commercial paper and government securities. We also maintained $3.1 million in restricted cash as of March 31, 2026 and December 31, 2025.

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

Short-term obligations were $7.9 million for leases and $8.3 million for service and licensing as of March 31, 2026. Long-term obligations were $13.4 million for leases and $2.5 million for service and licensing as of March 31, 2026. We expect to fund these obligations through our existing cash and cash equivalents and cash generated from operations.

Convertible Preferred Stock

Pursuant to an investment agreement dated February 17, 2021 with Echelon Health SPV, LP (“H.I.G.”) (the “H.I.G. Investment Agreement”), we issued and sold 2,250,000 shares of Series A convertible preferred stock (“Series A Preferred Stock”) at an aggregate purchase price of $225.0 million to H.I.G. in a private placement and received $214.0 million net proceeds on April 30, 2021. On December 31, 2025, in connection with our entry into the Revolving Credit Agreement (as defined below), we entered into a first amendment to the H.I.G. Investment Agreement (the “H.I.G. Investment Agreement Amendment”), which amends the H.I.G. Investment Agreement to, among other things, explicitly permit entry into, borrowings under, and refinancing of the Revolving Credit Facility up to the initial $125.0 million in Aggregate Revolving Loan Commitments, as defined in the H.I.G. Investment Agreement Amendment, plus in the case of refinancings, certain additional amounts, and add a liquidity covenant substantially similar to the covenant provided for in the Revolving Credit Facility, with the sole remedy for breach of the liquidity covenant being a 2.00% increase in the paid-in-kind dividend rate. As of March 31, 2026, we have accrued $1.5 million for cash dividends.

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

As of September 30, 2023, we failed to maintain the Minimum Asset Coverage Ratio, which entitles H.I.G. to the additional rights set forth above. On March 13, 2024, the Nominating and Corporate Governance Committee of our Board of Directors approved the appointment of a board observer designated by H.I.G. As of November 30, 2024, we were no longer in compliance with the Minimum Liquidity Amount. The non-compliance with the Minimum Asset Coverage Ratio or the Minimum Liquidity Amount does not entitle H.I.G. to accelerate the redemption of the Series A Preferred Stock nor is it expected to materially impact our ability to generate and obtain adequate amounts of cash to meet our short-term or long-term requirements. As of March 31, 2026, we were in compliance with the additional liquidity covenant required in the H.I.G. Investment Agreement Amendment.

See Note 6 — Convertible Preferred Stock in our Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for more information.

Revolving Credit Facility

On December 31, 2025, eHealthInsurance Services, Inc. (the “Borrower”), a wholly owned indirect subsidiary of eHealth, Inc., entered into a credit agreement (the “Revolving Credit Agreement”) with CCP Agency, LLC, as agent (the “Agent”), and the lenders party thereto. The Revolving Credit Agreement provides for an asset-based revolving credit facility (the “Revolving Credit Facility”) with aggregate commitments of $125.0 million (the “Aggregate Revolving Loan Commitment”). The Borrower has the ability to request an increase to the Aggregate Revolving Loan Commitment under the Revolving Credit Agreement by an additional amount of up to $50.0 million, provided we receive commitments for such increase and satisfy certain other conditions. The amount available for us to borrow under the Revolving Credit Facility is equal to the lesser of the Aggregate Revolving Loan Commitment and the Borrowing Base, as defined by the Revolving Credit Agreement.

As of December 31, 2025, we borrowed $125.0 million of revolving loans available under the Revolving Credit Facility. A portion of the proceeds were used to repay in full all obligations outstanding under the term loan credit facility with Blue Torch Finance LLC, and to pay fees and expenses associated with the transactions contemplated by the Revolving Credit Agreement and the H.I.G. Investment Agreement Amendment. The remaining proceeds are being used for working capital and general corporate purposes. The obligations under the Revolving Credit Facility are guaranteed by Amplify Engagement Solutions Insurance Agency, LLC, the direct parent of the Borrower, and certain of the Company’s current and future subsidiaries (collectively, the “Guarantors”) and are secured by a first-priority lien on substantially all assets of the Borrower and the Guarantors, subject to certain carve-outs and exceptions. The Revolving Credit Facility matures in December 2028.

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

Financial covenants in the Revolving Credit Agreement require that we maintain a maximum total leverage ratio, a minimum unrestricted cash balance and a minimum lifetime value to acquisition cost ratio, each as defined in the Revolving Credit Agreement. Additionally, the Revolving Credit Agreement contains customary affirmative and negative covenants that limit the ability of the Borrower and its subsidiaries or the Guarantors, as applicable, to, among other things: (i) incur additional debt or issue certain preferred stock; (ii) pay dividends, redeem stock, or make other distributions; (iii) make other restricted payments or investments; (iv) grant liens or security interests on assets; (v) transfer or sell assets; (vi) create restrictions on payment of dividends or other amounts; (vii) engage in mergers or consolidations; or (viii) engage in certain transactions with affiliates, in each case, subject to certain carve outs and exceptions. The Revolving Credit Agreement also contains various events of default, such as a default in the performance or observance of any covenant (subject to cure periods and materiality thresholds). Upon the occurrence and during the continuance of an event of default, the Agent is entitled to take various actions, including the acceleration of all amounts due under the Revolving Credit Agreement. There are significant restrictions over eHealth, Inc.’s ability to obtain funds from certain of its subsidiaries through dividends, loans or advances as contained in the Revolving Credit Agreement. As of March 31, 2026, the interest rate was 10.17%. For the three months ended March 31, 2026, we incurred interest expense of $3.2 million. As of March 31, 2026, the carrying value of the loan under the Revolving Credit Facility was $113.8 million and we were in compliance with our Revolving Credit Agreement covenants.

See Note 12 – Debt in our Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information regarding the Revolving Credit Agreement.

Availability and Use of Cash

We believe our current cash, cash equivalents and short-term marketable securities, including the proceeds from the equity financing we obtained on April 30, 2021 under the H.I.G. Investment Agreement and the proceeds from the Revolving Credit Agreement, and expected cash collections will be sufficient to fund our operations for at least 12 months after the filing date of this Quarterly Report on Form 10-Q.

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

Cash Activities

Our cash flows for the three months ended March 31, 2026 and 2025 are summarized as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Net cash provided by operating activities	$35,765	$77,121
Net cash provided by (used in) investing activities	(34,359)	5,472
Net cash used in financing activities	(160)	(699)

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

Three Months Ended March 31, 2026 – Net cash provided by operating activities was $35.8 million during the three months ended March 31, 2026 driven by changes in net operating assets and liabilities of $36.1 million and adjustments for non-cash items of $4.3 million, partially offset by a net loss of $4.7 million. Cash provided by changes in net operating assets and liabilities during the three months ended March 31, 2026 primarily consisted of decreases of $86.4 million in contract assets – commissions receivable and $6.2 million in accounts receivable, partially offset by decreases of $23.1 million in accounts payable, $19.9 million in accrued compensation and benefits, $11.5 million in accrued marketing expenses, and $2.8 million in deferred revenue. Adjustments for non-cash items primarily consisted of $2.8 million of amortization of internally developed software and $2.3 million of stock-based compensation expense, partially offset by a $1.5 million decrease due to the change in deferred income taxes.

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

Three Months Ended March 31, 2026 – Net cash used in investing activities of $34.4 million for the three months ended March 31, 2026 mainly consisted of $35.6 million used to purchase marketable securities and $2.2 million in capitalized internal-use software and website development costs, partially offset by $3.5 million in proceeds from the maturities and redemptions of marketable securities.

Three Months Ended March 31, 2025 – Net cash provided by investing activities of $5.5 million for the three months ended March 31, 2025 mainly consisted of $36.3 million in proceeds from the maturities and redemptions of marketable securities, partially offset by $27.4 million used to purchase marketable securities and $3.1 million in capitalized internal-use software and website development costs

Financing Activities

Three Months Ended March 31, 2026 – Net cash used in financing activities of $0.2 million for the three months ended March 31, 2026 was due to $0.2 million in repurchases of shares to satisfy employee tax withholding obligations.

Three Months Ended March 31, 2025 – Net cash used in financing activities of $0.7 million for the three months ended March 31, 2025 was due to $0.7 million in repurchases of shares to satisfy employee tax withholding obligations.

Seasonality

Open enrollment periods drive the seasonality of our business. The majority of our commission revenue is recognized in the fourth quarter of each calendar year under ASC 606, Revenue from Contracts with Customers.

We have historically sold a significant portion of Medicare plans for the year in the fourth quarter during the Medicare Annual Enrollment Period (“AEP”), which occurs from October 15th to December 7th, when Medicare-eligible individuals are permitted to change their Medicare Advantage and Medicare Part D prescription drug coverage for the following year. As a result, we generate a significant portion of our commission revenue related to new Medicare plan-related enrollments in the fourth quarter. Additionally, our Medicare Advantage plan-related commission revenue is also elevated in the first quarter as a result of the Medicare Advantage open enrollment period (“OEP”), which occurs from January 1st to March 31st of each year. The OEP allows Medicare Advantage plan enrollees to switch to another Medicare Advantage plan or return to Original Medicare.

The annual open enrollment period for IFP plans also occurs in the fourth quarter under the federal Patient Protection and Affordable Care Act. As a result, we generate a significant portion of our commission revenue from IFP enrollments in the fourth quarter. In states where the Federally Facilitated Marketplace operates as the state health insurance exchange, individuals and families generally are not able to purchase individual and family health insurance outside of the AEP, unless they qualify for a special enrollment period due to certain qualifying events, such as loss of employer-sponsored health insurance coverage or relocation.

Full-time internal benefit advisors represent the majority of our telesales capacity. We aim to maintain our internal benefit advisor workforce year-round, net of natural attrition, and expect to increase utilization outside of the enrollment periods by expanding ancillary products offerings and carrier call center outsourcing programs. We typically begin ramping up our telesales capacity during the second quarter in preparation for the fourth quarter AEP. The magnitude of new agent hiring is driven by our enrollment growth goals for that year. Our customer care and enrollment expenses are typically highest in the fourth quarter and lowest in the second quarter. We also incur a significant portion of our marketing and advertising expenses in the fourth quarter as a result of the Medicare AEP and OEP under the Affordable Care Act. We expect this seasonal trend in marketing and advertising expenses to continue in the foreseeable future.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our material legal proceedings are described in Part I, Item 1 of this Quarterly Report on Form 10-Q in our Notes to Condensed Consolidated Financial Statements in Note 8 – Commitments and Contingencies.
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

As a result, we have historically experienced an increase in the number of submitted Medicare-related applications and approved members during the fourth quarter and, to a lesser extent, during the first quarter. We also typically experience an increase in Medicare-related expenses, including marketing and advertising expenses, during the third and fourth quarters in connection with the open enrollment periods. However, because commissions from approved members are paid to us over time, our operating results, and in particular, our operating cash flows, may be adversely impacted by a substantial increase in marketing and advertising expense.

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

Our business, operating results and financial condition may be impacted by factors that impact our estimated constrained LTV of commissions per approved member.

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

We expect the Medicare market to remain fluid for the foreseeable future. Changes in the U.S. political environment, including the policies and priorities of the Trump administration and closely divided control of Congress have resulted in significant changes and may continue to create uncertainty with respect to legislation, regulation, implementation and potential repeal of laws and rules related to government health programs, including Medicare, Medicaid and the Affordable Care Act. For example, President Trump has issued various executive orders reversing several Biden administration health care policies, and additional executive orders may be forthcoming. Congress has also passed the One Big Beautiful Bill Act (OBBBA) in July 2025, which makes considerable changes to federal Medicaid financing. President Trump and other policymakers may consider additional legislative and regulatory proposals impacting Medicaid, Medicare, the Affordable Care Act and other entitlement programs, such as reducing, eliminating or allowing certain subsidies to expire. We also expect continued proposals targeting reimbursement methodologies and individual eligibility criteria for government health care programs. In addition, initiatives launched by the Trump administration and legislative bodies continue to focus on improving efficiency and reducing waste, fraud and abuse of government resources. While we cannot predict the full impact of these initiatives, changes to CMS spending or program administration could impact beneficiary experiences and could ultimately adversely impact our business, operating results and financial condition.

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

Each year, CMS issues new proposed and final rules governing Medicare plans, including for Medicare Advantage and related programs, that may materially impact our operations. These regulatory requirements continue to evolve and have increasingly included initiatives designed to modernize CMS, its oversight and the marketplace. Such initiatives may improve the efficiency and competitiveness of government-led exchanges and marketplaces, may impact the effectiveness or viability of marketing partnerships that we use, may increase compliance obligations and a greater risk of related litigation or enforcement actions. If we fail to timely and effectively adapt to these changes in a cost-effective manner or otherwise experience adverse impacts from their implementation, our business, operating results and financial condition could be harmed.

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

We have begun utilizing our AI Center of Excellence to help guide and prioritize our AI and technology initiatives and have started implementing AI-based voice, non-licensed agents to help streamline the health insurance selection process. These AI-based voice agents initiate the customer intake process, gather personal information, check initial eligibility and communicate necessary disclosures. Utilizing AI-based voice agents has so far contributed to a reduction in the wait time for consumers and enhanced customer experience. However, social, ethical and operational issues relating to the use of AI in our business operations could expose us to liability, reputational harm and additional costs. If our AI implementation, deployment or governance is ineffective or inadequate, incidents may occur that impair the public acceptance of AI use, cause harm to individuals, customers or society, or cause our operations to not function as intended or produce unintended outcomes. Also, the use of third-party models may pose security and privacy risks. Jurisdictions around the world are developing and enacting new laws and regulations that apply specifically to the use of AI. These regulations and the evolving AI regulatory environment could, among other impacts, result in inconsistencies among AI regulations and frameworks across jurisdictions, increase our compliance, governance and research and development costs and increase our exposure to claims related to our use of AI.

We may not be able to adequately protect our intellectual property, which could harm our business, operating results and financial condition.

Our intellectual property is an essential asset of our business, and we believe that our technology provides a competitive advantage in the distribution of Medicare-related, individual, family and small business health insurance. We rely on a combination of patent, copyright, trademark and trade secret laws in the United States and other jurisdictions, as well as confidentiality procedures and contractual provisions, to establish and protect our intellectual property rights. Our efforts to protect our intellectual property may need to be revised or may ultimately prove insufficient, and our trademarks or patents may be invalid or unenforceable. Moreover, the law relating to intellectual property is not as developed in China, and our intellectual property rights may not be as respected or enforceable in China as they are in the United States. We may not be effective in policing unauthorized use of our intellectual property, trade secrets and other confidential information. Even if we do detect violations, litigation may be necessary to enforce our intellectual property rights. Any such enforcement efforts we undertake, including litigation, could be time-consuming and expensive, could divert our management’s attention and may result in a court determining that our intellectual property or other rights are unenforceable. If we are not successful in cost-

effectively protecting our intellectual property rights, trade secrets and confidential information, our business, operating results and financial condition could be harmed.

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

On February 17, 2021, we entered into an investment agreement with Echelon Health SPV, LP (“H.I.G.”), pursuant to which H.I.G. purchased 2.25 million shares of Series A convertible preferred stock (“Series A Preferred Stock”) for an aggregate price of $225.0 million (the “H.I.G. Investment Agreement”). The H.I.G. Investment Agreement contains certain negative operating covenants that will remain in effect for so long as H.I.G. continues to own at least 30% of the shares of Series A Preferred Stock originally issued to it. The Company is required to maintain an Asset Coverage Ratio and a Minimum Liquidity Amount (in each case, as defined in the H.I.G. Investment Agreement). Failure to maintain the Minimum Asset Coverage Ratio or the Minimum Liquidity Amount as of the date or the time period required by the H.I.G. Investment Agreement, for as long as H.I.G. continues to own at least 30% of the Series A Preferred Stock originally issued to it in the private placement, entitles H.I.G., subject to conditions and restrictions specified therein, to additional rights, including the right to nominate one additional member to our Board of Directors, the right to approve our annual budget, the right to approve the hiring or termination of certain key executives and the right to approve the incurrence of certain indebtedness. On December 31, 2025, in connection with our entry into Revolving Credit Agreement, we entered into a first amendment to the

H.I.G. Investment Agreement (the “H.I.G. Investment Agreement Amendment”), which amends the H.I.G. Investment Agreement to, among other things, explicitly permit entry into, borrowings under, and refinancing of the Revolving Credit Facility up to the initial $125.0 million in Aggregate Revolving Loan Commitments, as defined in the H.I.G Investment Agreement Amendment, plus in the case of refinancings, certain additional amounts, and add a liquidity covenant substantially similar to the covenant provided for in the Revolving Credit Agreement (the “Liquidity Covenant”), with the sole remedy for breach of the liquidity covenant being a 2.00% increase in the paid-in-kind dividend rate. We have not met the Minimum Asset Coverage Ratio since the September 30, 2023 measurement date and as of November 30, 2024, we were no longer in compliance with the Minimum Liquidity Amount. As of March 31, 2026, H.I.G. continued to own at least 30% of the shares, and we were in compliance with the Liquidity Covenant.

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

Our revolving credit facility under the Comvest Agreement matures in December 2028. Our ability to refinance our existing or future indebtedness will depend on the capital markets, including prevailing interest rates, and our financial condition and performance, which, among other things, is subject to economic, financial, competitive and other factors beyond our control. In addition, our Revolving Credit Agreement and the H.I.G. Investment Agreement, as amended by the H.I.G. Investment Agreement Amendment, contain restrictions that limit our ability to incur additional indebtedness, issue certain types of equity securities with rights and preferences senior to or pari passu with our Series A Preferred Stock, make certain types of investments or obtain additional financing. Pursuant to the terms of the H.I.G. Investment Agreement and the H.I.G. Investment Agreement Amendment, we are currently required to obtain the consent of H.I.G. in order to incur certain indebtedness, which could limit our ability to obtain additional financing. If we are unable to refinance our existing or future indebtedness, obtain adequate financing or obtain financing on terms satisfactory to us when we require it, we may default on our existing or future indebtedness, and our ability to continue to pursue our business objectives and to respond to business opportunities or challenges could be harmed, and our business, operating results and financial condition could be materially and adversely affected.

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

In connection with the Revolving Credit Agreement, we entered into the H.I.G. Investment Agreement Amendment, which amends the H.I.G. Investment Agreement to, among other things, (i) explicitly permit entry into, borrowings under, and refinancing of the Revolving Credit Facility up to the initial $125.0 million in aggregate revolving loan commitments, plus in the case of refinancings, certain additional amounts, (ii) add a liquidity covenant substantially similar to the covenant provided for in the Revolving Credit Facility, with the sole remedy for breach of the liquidity covenant being a 2.00% increase in the paid-in-kind dividend rate for the Series A Preferred Stock in the event that the Company breaches the liquidity covenant, (iii) establish H.I.G.’s rights with respect to a new strategy committee of the Company’s board of directors, including the right to designate one member and an observer to the committee, and (iv) provide certain additional governance and covenant protections to H.I.G., including with respect to additional debt incurrence and information rights related to the Company’s annual budget. These restrictions could further limit our ability to obtain additional financing or increase our borrowing costs.

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

Political events, political instability, trade and other international disputes, geopolitical tensions, conflict, natural disasters, public health issues and other extreme events can have a material adverse effect on the Company and its customers, consumers and other channel partners. For example, the United States has recently enacted and proposed to enact significant new tariffs. Additionally, President Trump has directed various federal agencies to further evaluate key aspects of U.S. trade policy and there have been and may continue to be significant changes to U.S. trade policies, treaties and tariffs. The Trump administration also announced “Trump Rx” and a related website for the direct purchase of certain pharmaceutical products directly from manufacturers on a cash price, non-reimbursed basis pursuant to deals reached with certain pharmaceutical companies in exchange for benefits that include, in some instances, reduced tariffs. There continues to exist significant uncertainty about the future relationship between the United States and other countries with respect to such trade policies, treaties and tariffs, and the tariff situation remains volatile. As discussed elsewhere in this Risk Factors section, our subsidiary in China provides support for certain aspects of our operations and faces risk related to international disputes and geopolitical tensions. Any new or changes to restrictions can be announced with little or no advance notice, which can create uncertainty. The occurrence of any of these types of events or factors, including, for example, any escalation in geopolitical tensions between the United States and China, could depress economic activity, restrict our access to our operations in China, and have a material adverse effect on our business, operating results and financial condition.

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

Exhibit Number			Incorporation by Reference Herein
		Description of Exhibit	Form	Date
31.1	†	Certification of Derrick Duke, Chief Executive Officer of eHealth, Inc., pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	†	Certification of John Dolan, Chief Financial Officer of eHealth, Inc., pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	‡	Certification of Derrick Duke, Chief Executive Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	‡	Certification of John Dolan, Chief Financial Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	†	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	†	Inline XBRL Taxonomy Extension Schema Document
101.CAL	†	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	†	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	†	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	†	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		The cover page from the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2026, formatted in Inline XBRL and contained in Exhibit 101
†    Filed herewith.
‡    Furnished herewith.
*    Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EHEALTH, INC.
Date:	May 6, 2026	/s/ Derrick A. Duke
Derrick A. Duke Chief Executive Officer (Principal Executive Officer)

Date:	May 6, 2026	/s/ John J. Dolan
John J. Dolan Chief Financial Officer (Principal Financial Officer)