Form 10-Q
period 2026-06-30
eHealth, Inc.
filed 2026-08-05
CIK 1333493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of July 31, 2026 was 32,032,654 shares.

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

EHEALTH, INC.
FORM 10-Q

PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
EHEALTH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, unaudited)

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$69,681	$73,725
Short-term marketable securities	31,367	3,495
Accounts receivable	1,818	7,688
Contract assets – commissions receivable – current	202,804	236,116
Prepaid expenses and other current assets	10,083	13,328
Total current assets	315,753	334,352
Contract assets – commissions receivable – non-current	804,806	886,614
Property and equipment, net	4,105	4,531
Operating lease right-of-use assets	6,915	8,429
Restricted cash	2,630	3,090
Other assets	23,823	25,452
Total assets	$1,158,032	$1,262,468

Liabilities, convertible preferred stock and stockholders’ equity
Current liabilities:
Accounts payable	$2,953	$28,323
Accrued compensation and benefits	14,878	41,009
Accrued marketing expenses	2,779	16,182
Lease liabilities – current	6,615	7,349
Other current liabilities	4,524	6,207
Total current liabilities	31,749	99,070
Long-term debt	114,608	112,954
Deferred income taxes – non-current	48,566	57,223
Lease liabilities – non-current	10,950	14,050
Other non-current liabilities	5,073	5,519
Total liabilities	210,946	288,816
Commitments and contingencies (Note 8)
Convertible preferred stock	406,283	382,057
Stockholders’ equity:
Common stock	46	44
Additional paid-in capital	752,110	761,495
Treasury stock, at cost	(199,998)	(199,998)
Retained earnings (deficit)	(11,586)	30,116
Accumulated other comprehensive income (loss)	231	(62)
Total stockholders’ equity	540,803	591,595
Total liabilities, convertible preferred stock and stockholders’ equity	$1,158,032	$1,262,468

The accompanying notes are an integral part of these condensed consolidated financial statements.

EHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands, except per share amounts, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue:
Commission	$29,804	$54,731	$109,611	$153,677
Other	3,762	6,051	11,973	20,224
Total revenue	33,566	60,782	121,584	173,901
Operating costs and expenses:
Marketing and advertising	11,781	21,425	37,174	62,614
Customer care and enrollment	22,298	27,910	54,582	65,131
Technology and content	11,301	11,354	22,636	23,955
General and administrative	15,583	21,582	31,095	38,892
Impairment, restructuring and other charges	60	1,555	6,432	1,555
Total operating costs and expenses	61,023	83,826	151,919	192,147
Loss from operations	(27,457)	(23,044)	(30,335)	(18,246)
Interest expense	(4,054)	(2,348)	(8,089)	(4,996)
Other income, net	832	1,340	1,672	2,916
Loss before income taxes	(30,679)	(24,052)	(36,752)	(20,326)
Benefit from income taxes	(7,084)	(6,654)	(8,443)	(4,878)
Net loss	(23,595)	(17,398)	(28,309)	(15,448)
Preferred stock dividends	(6,201)	(5,846)	(12,334)	(11,627)
Change in preferred stock redemption value	(7,715)	(6,539)	(14,975)	(12,680)
Net loss attributable to common stockholders	$(37,511)	$(29,783)	$(55,618)	$(39,755)

Net loss per share attributable to common stockholders:
Basic and diluted	$(1.18)	$(0.98)	$(1.77)	$(1.32)
Weighted-average number of shares used in per share amounts:
Basic and diluted	31,780	30,404	31,458	30,202
Comprehensive loss:
Net loss	$(23,595)	$(17,398)	$(28,309)	$(15,448)
Unrealized gain (loss) on available for sale debt securities, net of tax	(3)	9	(30)	(28)
Foreign currency translation adjustments	176	(4)	323	2
Comprehensive loss	$(23,422)	$(17,393)	$(28,016)	$(15,474)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance as of December 31, 2025	44,797	$44	$761,495	13,803	$(199,998)	$30,116	$(62)	$591,595
Issuance of common stock in connection with equity incentive plans	203	1	—	—	—	—	—	1
Repurchase of shares to satisfy employee tax withholding obligations	—	—	(161)	45	—	—	—	(161)
Dividends and accretion related to convertible preferred stock	—	—	—	—	—	(13,393)	—	(13,393)
Stock-based compensation	—	—	2,283		—	—	—	2,283
Other comprehensive income, net of tax	—	—	—	—	—	—	120	120
Net loss	—	—	—	—	—	(4,714)	—	(4,714)
Balance as of March 31, 2026	45,000	$45	$763,617	13,848	$(199,998)	$12,009	$58	$575,731
Issuance of common stock in connection with equity incentive plans	763	1	—	—	—	—	—	1
Repurchase of shares to satisfy employee tax withholding obligations	—	—	(49)	30	—	—	—	(49)
Dividends and accretion related to convertible preferred stock	—	—	(13,916)	—	—	—	—	(13,916)
Issuance of common stock for employee stock purchase program	64	—	102	—	—	—	—	102
Stock-based compensation	—	—	2,356		—	—	—	2,356
Other comprehensive income, net of tax	—	—	—	—	—	—	173	173
Net loss	—	—	—	—	—	(23,595)	—	(23,595)
Balance as of June 30, 2026	45,827	$46	$752,110	13,878	$(199,998)	$(11,586)	$231	$540,803

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

EHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Six Months Ended June 30,
	2026	2025
Operating activities:
Net loss	$(28,309)	$(15,448)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	980	937
Amortization of internally developed software	5,569	6,468
Stock-based compensation expense	4,588	7,665
Deferred income taxes	(8,657)	(5,195)
Impairment charges	303	413
Other non-cash items	913	(637)
Changes in operating assets and liabilities:
Accounts receivable	5,870	14,952
Contract assets – commissions receivable	115,508	83,486
Prepaid expenses and other assets	1,079	(514)
Accounts payable	(25,370)	(17,627)
Accrued compensation and benefits	(26,131)	(26,834)
Accrued marketing expenses	(13,403)	(12,565)
Deferred revenue	(2,537)	328
Accrued expenses and other liabilities	407	488
Net cash provided by operating activities	30,810	35,917
Investing activities:
Capitalized internal-use software and website development costs	(4,345)	(7,376)
Purchases of property and equipment and other assets	(643)	(1,893)
Purchases of marketable securities	(48,555)	(61,878)
Proceeds from redemption and maturities of marketable securities	21,109	66,500
Net cash used in investing activities	(32,434)	(4,647)
Financing activities:
Net proceeds from exercise of common stock options and employee stock purchases	102	189
Repurchase of shares to satisfy employee tax withholding obligations	(208)	(1,826)
Payments of preferred stock dividends	(3,083)	(2,906)
Net cash used in financing activities	(3,189)	(4,543)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	309	(4)
Net increase (decrease) in cash, cash equivalents and restricted cash	(4,504)	26,723
Cash, cash equivalents and restricted cash at beginning of period	76,815	42,287
Cash, cash equivalents and restricted cash at end of period	$72,311	$69,010

 The accompanying notes are an integral part of these condensed consolidated financial statements.

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 – Summary of Business and Significant Accounting Policies

Description of Business – eHealth, Inc., a Delaware corporation, together with its consolidated subsidiaries (collectively, “eHealth”), is a leading private health insurance marketplace with a technology and service platform that provides consumer engagement, education and health insurance enrollment solutions. Our mission is to expertly guide consumers, or beneficiaries, through their health insurance enrollment and related options, when, where and how they prefer. Our platform leverages technology to solve a critical problem in a large and growing market by aiding consumers in what has traditionally been a complex, confusing and opaque health insurance purchasing process. Our omnichannel consumer engagement platform differentiates our offering from competitors and enables consumers to use our services through our self-service online platform, by telephone with a licensed and trained insurance agent, or benefit advisor, or through a hybrid online assisted interaction that includes live agent chat and co-browsing capabilities. We have created a consumer-centric marketplace that offers consumers a broad choice of insurance products that includes thousands of Medicare Advantage, Medicare Supplement, Medicare Part D prescription drug, individual, family, small business and other ancillary health insurance products from over 180 health insurance carriers nationwide, including approximately 50 Medicare health insurance carriers. Our plan recommendation tool curates this broad plan selection by analyzing consumer health-related information against plan data for insurance coverage fit. This tool is supported by a unified data platform and is available to our ecommerce consumers and our benefit advisors. We strive to be the most trusted, unbiased, transparent partner to consumers in their journeys through the health insurance market.

Unless otherwise specified or required by the context, references in this Quarterly Report on Form 10-Q to “eHealth,” “the Company,” “we,” “us” or “our” mean eHealth, Inc. and its consolidated direct and indirect wholly owned subsidiaries.

Basis of Presentation – The accompanying Condensed Consolidated Balance Sheet as of June 30, 2026 and other condensed consolidated financial statements for the three and six months ended June 30, 2026 and 2025 are unaudited. The Condensed Consolidated Balance Sheet as of December 31, 2025 was derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the Securities and Exchange Commission on February 26, 2026. The accompanying financial statements and related notes should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K.

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

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2025 and include all adjustments necessary for the fair presentation of our financial position as of June 30, 2026 and December 31, 2025 and our results of operations for the periods presented. The results for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for any subsequent period or for the year ended December 31, 2026 and therefore, should not be relied upon as an indicator of future results.

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

We did not adopt any new accounting pronouncements during the six months ended June 30, 2026.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 2 – Revenue

Disaggregation of Revenue – The table below depicts the disaggregation of revenue by product and is consistent with how we evaluate our financial performance (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Medicare
Medicare Advantage	$27,862	$38,264	$87,352	$113,250
Medicare Supplement	2,381	13,286	8,530	21,890
Medicare Part D (1)	(3,930)	(1,048)	404	1,395
Total Medicare	26,313	50,502	96,286	136,535
Individual and Family (2)
Non-Qualified Health Plans (1)	(899)	(434)	(78)	484
Qualified Health Plans (1)	(598)	(402)	(126)	1,363
Total Individual and Family	(1,497)	(836)	(204)	1,847
Ancillary
Hospital Indemnity	1,185	1,555	3,919	3,686
Dental	426	22	1,509	2,256
Vision	274	252	875	1,021
Short-term	221	362	408	732
Other	271	58	530	386
Total Ancillary	2,377	2,249	7,241	8,081
Small Business	2,242	2,297	5,736	5,731
Commission Bonus and Other	369	519	552	1,483
Total Commission Revenue	29,804	54,731	109,611	153,677
Other Revenue
Sponsorship and Advertising Revenue	282	2,753	1,963	10,892
Fee-based and Other Revenue	3,480	3,298	10,010	9,332
Total Other Revenue	3,762	6,051	11,973	20,224
Total Revenue	$33,566	$60,782	$121,584	$173,901
_____________
(1)    Revenue was negative due to net commission revenue from members approved in prior periods. Such amounts were $(4.0) million, $(1.2) million, and $(0.7) million for Medicare Part D, non-qualified and qualified health plans, respectively, for the three months ended June 30, 2026; $(1.2) million and $(0.7) million for non-qualified and qualified health plans, respectively, for the six months ended June 30, 2026; and $(1.3) million, $(0.8) million, and $(0.7) million for Medicare Part D, non-qualified and qualified health plans, respectively, for the three months ended June 30, 2025.
(2)     We define our individual and family plan offerings as major medical individual and family health insurance plans, which do not include Medicare-related, small business or ancillary plans. Individual and family health insurance plans include both qualified and non-qualified plans. Qualified health plans meet the requirements of the Affordable Care Act and are offered through the government-run health insurance exchange in the relevant jurisdiction. Non-qualified health plans do not meet the requirements of the Affordable Care Act and are not offered through the government-run health insurance exchange in the relevant jurisdiction. Individuals that purchase non-qualified health plans cannot receive a subsidy in connection with the purchase of non-qualified plans.

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Commission revenue by segment is presented in the table below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Medicare
Commission revenue from members approved during the period	$19,141	$33,148	$85,579	$114,902
Net commission revenue from members approved in prior periods (1)	9,087	19,089	15,877	27,054
Total Medicare segment commission revenue	$28,228	$52,237	$101,456	$141,956
Employer and Individual
Commission revenue from members approved during the period	$1,343	$1,920	$3,910	$5,778
Commission revenue from renewals of small business members during the period	1,713	1,892	4,484	4,742
Net commission revenue from members approved in prior periods (1)	(1,480)	(1,318)	(239)	1,201
Total Employer and Individual segment commission revenue	$1,576	$2,494	$8,155	$11,721

Total commission revenue from members approved during the period	$20,484	$35,068	$89,489	$120,680
Commission revenue from renewals of small business members during the period	1,713	1,892	4,484	4,742
Total net commission revenue from members approved in prior periods (1)(2)	7,607	17,771	15,638	28,255
Total commission revenue	$29,804	$54,731	$109,611	$153,677
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
(2)The after-tax impact of total net commission revenue from members approved in prior periods for the three months ended June 30, 2026 and 2025 was $0.18 and $0.44 per basic and diluted share, respectively. The after-tax impact of total net commission revenue from members approved in prior periods for the six months ended June 30, 2026 and 2025 was $0.38 and $0.71 per basic and diluted share, respectively.

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

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Our cash, cash equivalents and restricted cash balances are summarized as follows (in thousands):

	June 30, 2026	December 31, 2025
Cash	$14,503	$58,162
Cash equivalents	55,178	15,563
Cash and cash equivalents	69,681	73,725
Restricted cash	2,630	3,090
Total cash, cash equivalents and restricted cash	$72,311	$76,815

As of June 30, 2026 and December 31, 2025, we had $2.6 million and $3.1 million of restricted cash, respectively, which was classified as a non-current asset on our Condensed Consolidated Balance Sheets. This amount collateralizes letters of credit related to certain lease commitments.

Contract Assets and Accounts Receivable

We do not require collateral or other security for our contract assets and accounts receivable. We believe the potential for collection issues with any of our customers was minimal as of June 30, 2026.

We estimate an allowance for credit losses using relevant available information from internal and external sources related to past events, current conditions and reasonable and supportable forecasts. Specifically, for the purpose of measuring the probability of default parameters, we utilize Capital IQ’s, Standard & Poor’s and Moody’s analytics. Our estimates of loss given default are determined by using our historical collections data as well as historical information obtained through our research and review of other insurance related companies. Our estimated exposure at default is determined by applying these internal and external data sources to our commissions receivable balances. As such, we apply an immediate reversion method and revert to historical loss information when computing our credit loss exposure. Credit loss expenses are assessed quarterly and included in the “General and administrative” line in our Condensed Consolidated Statements of Comprehensive Loss. There were no write-offs during the six months ended June 30, 2026 or for the year ended December 31, 2025.

The change in the allowance for credit losses is summarized as follows (in thousands):

	June 30, 2026	December 31, 2025
Beginning balance	$2,438	$2,222
Change in allowance	(388)	216
Ending balance	$2,050	$2,438

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Our contract assets – commissions receivable activities, net of credit loss allowances, are summarized as follows (in thousands):

	Medicare Segment	E&I Segment	Total
Beginning balance at December 31, 2025	$1,068,918	$53,812	$1,122,730
Commission revenue from members approved during the period	85,579	3,910	89,489
Commission revenue from renewals of small business members during the period	—	4,484	4,484
Net commission revenue from members approved in prior periods	15,877	(239)	15,638
Cash receipts	(212,125)	(12,994)	(225,119)
Net change in credit loss allowance	369	19	388
Ending balance at June 30, 2026	$958,618	$48,992	$1,007,610

Credit Risk

Our financial instruments that are exposed to concentrations of credit risk principally consist of cash, cash equivalents, marketable securities, contract assets – commissions receivable and accounts receivable. We invest our cash and cash equivalents with major banks and financial institutions, and, at times, such investments are in excess of federally insured limits. We also have deposits with major banks in China that are denominated in both U.S. dollars and Chinese Yuan Renminbi and are not insured by the U.S. federal government. The deposits in China were $2.5 million as of June 30, 2026. See Note 4 – Fair Value Measurements for additional information regarding our marketable securities.

We do not require collateral or other security for either our contract assets or accounts receivable. Carriers, including subsidiaries, that represented 10% or more of our total contract assets – commissions receivable and accounts receivable balances are summarized as follows:

	June 30, 2026	December 31, 2025
Humana	34%	33%
UnitedHealthcare	29%	28%
Aetna	13%	13%

Prepaid Expenses and Other Current Assets – Our prepaid expenses and other current assets are summarized as follows (in thousands):

	June 30, 2026	December 31, 2025
Prepaid software and maintenance contracts	$4,889	$5,449
Prepaid licenses	1,370	2,335
Prepaid insurance	319	1,254
Prepaid marketing	231	1,104
Prepaid other expenses	1,719	1,787
Other current assets	1,555	1,399
Prepaid expenses and other current assets	$10,083	$13,328

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

Our financial assets measured at fair value on a recurring basis are summarized below by their classification within the fair value hierarchy as follows (in thousands):

	June 30, 2026
	Carrying Value	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents
Money market funds	$9,086	$9,086	$—	$—	$9,086
Commercial paper	46,092	—	46,092	—	46,092
Short-term marketable securities
Government securities	18,230	—	18,230	—	18,230
Commercial paper	12,140	—	12,140	—	12,140
Corporate bonds	997	—	997	—	997
Total assets measured at fair value	$86,545	$9,086	$77,459	$—	$86,545

	December 31, 2025
	Carrying Value	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents
Money market funds	$15,563	$15,563	$—	$—	$15,563
Short-term marketable securities
Commercial paper	3,495	—	3,495	—	3,495
Total assets measured at fair value	$19,058	$15,563	$3,495	$—	$19,058

We endeavor to utilize the best available information in measuring fair value. Our money market funds are measured at fair value based on quoted prices in active markets and are classified as Level 1 within the fair value hierarchy. Our available for sale marketable securities, which include government securities, commercial paper and corporate bonds, are measured at fair value using quoted market prices to the extent available or alternative pricing sources and models utilizing market observable inputs and are classified as Level 2 within the fair value hierarchy. There were no transfers between the hierarchy levels during the six months ended June 30, 2026 or the year ended December 31, 2025.

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The following table summarizes our cash equivalents and available for sale debt securities by contractual maturity (in thousands):

	As of June 30, 2026		As of December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in 1 year	$84,805	$84,775	$19,058	$19,058
Due in 1 year through 5 years	1,770	1,770	—	—
Total	$86,575	$86,545	$19,058	$19,058

All marketable securities, including those that have contractual maturities greater than one year, have been classified as short-term based on their readily liquid nature and because they represent the investment of cash that is available to support current operations.

Unrealized gains and losses on available for sale debt securities that are not credit related are included in accumulated other comprehensive income (loss) and summarized as follows (in thousands):

	June 30, 2026
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents
Money market funds	$9,086	$—	$—	$9,086
Commercial paper	46,100	—	(8)	46,092
Short-term marketable securities
Government securities	18,249	—	(19)	18,230
Commercial paper	12,143	—	(3)	12,140
Corporate bonds	997	—	—	997
Total	$86,575	$—	$(30)	$86,545

	December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents
Money market funds	$15,563	$—	$—	$15,563
Short-term marketable securities
Commercial paper	3,495	—	—	3,495
Total	$19,058	$—	$—	$19,058

As of June 30, 2026, we had 46 securities in a net unrealized loss position that were immaterial individually and in aggregate. As of December 31, 2025, we had no securities in a net unrealized loss position. We did not record any credit losses regarding our available for sale debt securities during the six months ended June 30, 2026 and 2025. We do not intend to sell these securities at a significant loss as we have the ability to hold them until maturity, and it is more likely than not that we will not be required to sell these securities before the recovery of their amortized cost basis. We recognized interest income of $0.9 million and $1.2 million for the three months ended June 30, 2026 and 2025, and $1.8 million and $2.6 million for the six months ended June 30, 2026 and 2025, respectively.

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 5 – Equity

2024 Equity Incentive Plan – On June 18, 2026, upon approval at our annual meeting of stockholders, we amended and restated our Amended and Restated 2024 Equity Incentive Plan (as amended and restated, the “A&R 2024 Equity Plan”) to reserve an additional 1,300,000 shares of our common stock that may be issued thereunder.

Stock Repurchase Programs – We had no stock repurchase activity during the three and six months ended June 30, 2026 or 2025 and had 10.7 million shares previously repurchased under our past repurchase programs. For accounting purposes, common stock repurchased under our stock repurchase programs is recorded based upon the settlement date of the applicable trade. Such repurchased shares are held in treasury and are presented using the cost method.

In addition, as of June 30, 2026 and 2025, we had 3.2 million and 3.0 million shares, respectively, in treasury that were previously surrendered by employees to satisfy tax withholding due in connection with the vesting of certain restricted stock units. As of June 30, 2026 and 2025, we had a total of 13.9 million and 13.7 million shares, respectively, held in treasury. Beginning in the first quarter of 2026, we changed our methodology for processing of employee tax remittances upon the vesting of stock-based equity awards from withholding shares to selling a portion of vested shares to cover the applicable withholding tax obligations (sell-to-cover). No shares are transferred to the Company’s treasury stock in connection with tax withholdings funded by sell-to-cover transactions. We continue to settle by withholding shares in connection with stock-based equity award settlements for certain employee insiders who are subject to short-swing profit rules.

Stock-Based Compensation Expense – Our stock-based compensation expense is summarized by award types for the periods presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Restricted stock units	$2,122	$3,172	$4,169	$6,309
Performance-based stock units	173	500	341	946
Employee stock purchase program	35	53	78	93
Common stock options	—	151	—	317
Total stock-based compensation expense	$2,330	$3,876	$4,588	$7,665
Related tax benefit recognized	$567	$935	$1,116	$1,846

The following table summarizes stock-based compensation expense by operating function for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Marketing and advertising	$380	$585	$648	$1,082
Customer care and enrollment	224	332	448	596
Technology and content	371	680	699	1,368
General and administrative	1,355	2,279	2,793	4,619
Total stock-based compensation expense	$2,330	$3,876	$4,588	$7,665
Amount capitalized for internal-use software	26	140	51	248
Total stock-based compensation	$2,356	$4,016	$4,639	$7,913

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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

Dividends – The Series A Preferred Stock participates, on an as-converted basis, in all dividends paid to the holders of our common stock. From April 30, 2021 through June 30, 2023, dividends accrued at 8% per annum on the stated value of $100 per share, payable in kind (“PIK”). Subsequent to June 30, 2023, dividends accrue at 8% per annum, with 6% PIK and 2% payable in cash in arrears. Dividends compound semiannually and are PIK and payable in cash in arrears, as applicable, on June 30 and December 31 of each year. PIK dividends are cumulative and are added to the Accrued Value, as defined in the H.I.G. Investment Agreement. During the second quarter of 2026, we made a cash dividend payment of $3.1 million.

Board Nomination Rights – As of June 30, 2026, H.I.G. has designated one member and one board observer to the Company’s Board of Directors.

Conversion Rights – The Series A Preferred Stock is convertible at any time into common stock at a conversion rate (the “Conversion Price”) and is subject to further adjustment and the number of shares of common stock issuable upon conversion is subject to certain limitations, each as set forth in the H.I.G. Investment Agreement. As of June 30, 2026, the Conversion Price was equal to $79.5861 per share.

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

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

The H.I.G. Investment Agreement Amendment adds an additional liquidity covenant in which our Unrestricted Cash, as defined in the H.I.G. Investment Agreement Amendment, shall be no less than $45.0 million as of the last day of each calendar month for as long as H.I.G. continues to own at least 30% of the Series A Preferred Stock originally issued to it in the private placement. Failure to maintain the minimum Unrestricted Cash balance will result in a PIK dividend accrual rate of 8.00% per annum until the later of (a) the date on which we cure such breach, violation or failure and (b) the one-year anniversary of the date on which such breach, violation or failure first occurred. As of June 30, 2026, we were in compliance with the additional liquidity covenant.

As of June 30, 2026, the estimated Series A Preferred Stock redemption value equals 135% of the Accrued Value per share as of the redemption date, plus accrued PIK dividends that have not yet been added to the Accrued Value, which is significantly in excess of the fair value of the common stock into which the Series A Preferred Stock is convertible as of June 30, 2026. We have elected to apply the accretion method to adjust the carrying value of the Series A Preferred Stock to its redemption value at the earliest date of redemption, April 30, 2027. Amounts recognized to accrete the Series A Preferred Stock to its estimated redemption value are treated as a deemed dividend and are recorded as a reduction to retained earnings, to the extent available, and if not, are recorded as a reduction to additional-paid-in-capital. The estimated redemption value will vary in subsequent periods due to the redemption put right described above and we have elected to recognize such changes prospectively. No shares of Series A Preferred Stock have been converted, and the Series A Preferred Stock was convertible into 4.0 million shares of common stock as of June 30, 2026.

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table summarizes the proceeds and changes to our Series A Preferred Stock (in thousands):

Gross proceeds	$225,000
Less: issuance costs	(10,975)
Net proceeds	$214,025

Balance as of December 31, 2025	$382,057
Accrued paid-in-kind dividends	9,251
Change in preferred stock redemption value	14,975
Balance as of June 30, 2026	$406,283
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

The following table sets forth the computation of basic and diluted net loss attributable to common stockholders per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net loss attributable to common stockholders	$(37,511)	$(29,783)	$(55,618)	$(39,755)
Denominator:
Shares used in per share calculation – basic	31,780	30,404	31,458	30,202
Dilutive effect of common stock	—	—	—	—
Shares used in per share calculation – diluted	31,780	30,404	31,458	30,202
Net loss attributable to common stockholders per share – basic and diluted	$(1.18)	$(0.98)	$(1.77)	$(1.32)

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
For each of the three and six months ended June 30, 2026 and 2025, we had securities outstanding that could potentially dilute net loss per share, but the shares from the assumed conversion or exercise of these securities were excluded in the computation of diluted net loss per share as their effect would have been anti-dilutive. The number of weighted-average outstanding anti-dilutive shares that were excluded from the computation of diluted net loss per share consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Convertible preferred stock	3,962	3,735	3,933	3,708
Restricted stock units	1,864	2,038	2,133	1,676
Performance-based stock units	1,135	385	1,135	420
Common stock options	100	211	100	212
Employee stock purchase program	94	45	7	15
Total	7,155	6,414	7,308	6,031
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

Our future minimum payments under non-cancellable contractual service and licensing obligations as of June 30, 2026 were as follows (in thousands):

Year ending December 31,
2026 (remainder)	$5,757
2027	3,826
2028	652
2029	—
2030	—
Thereafter	—
Total	$10,235

Operating Leases

Refer to Note 10 – Leases for commitments related to our operating leases.

Self-Insurance

We provide comprehensive major medical benefits to our employees. We maintain a substantial portion of our U.S. employee health insurance benefits on a self-insured basis with up to $0.3 million per individual per year with the maximum claim liability as of June 30, 2026 of $30.3 million. As a result, we record a self-insurance liability based on claims filed and an estimate of claims incurred but not yet reported. As of June 30, 2026 and

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
December 31, 2025, we had a self-insurance liability balance of $3.1 million and $2.6 million, respectively, in the “Accrued compensation and benefits” line on our Condensed Consolidated Balance Sheets.

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

As of June 30, 2026, we have not recorded any material litigation-related accruals for loss contingencies associated with legal proceedings or matters or have determined that an unfavorable outcome is reasonably possible or estimable. Legal proceedings or other contingencies may be material to our results of operations, financial condition or cash flows, even if we ultimately prevail, and we may from time to time enter into settlements to resolve such litigation. Legal costs incurred in connection with the resolution of claims, lawsuits and other contingencies generally are expensed as incurred.

Legal Proceedings

On May 1, 2025, we became aware that the United States District Court for the District of Massachusetts (the “Court”) unsealed a qui tam action, United States ex rel. Andrew Shea v. eHealth, Inc. et al, against numerous insurance carriers and insurance brokers, including eHealth, Inc. and its subsidiary, eHealthInsurance Services, Inc. The Relator’s lawsuit, originally filed under seal on November 2, 2021, was brought by a former eHealth marketing representative pursuant to the qui tam provision of the Federal False Claims Act. The Relator’s complaint alleges that eHealth, Inc. and eHealthInsurance Services, Inc., along with other insurance carriers and insurance brokers, violated the Federal False Claims Act through certain Medicare Advantage enrollment and marketing activities. The Relator’s complaint seeks, among other things, treble damages, civil penalties and costs. The Court’s May 1, 2025 order also unsealed the government’s notice of election to intervene in part in the qui tam action, as well as the government’s Complaint in Partial Intervention. The government’s Complaint brings similar claims under the Federal False Claims Act against certain defendants named in the Relator’s complaint, including eHealth, Inc. and eHealthInsurance Services, Inc. On August 19, 2025, eHealth jointly filed two motions to dismiss all claims against eHealth, and on December 9, 2025, eHealth filed a motion for leave to depose the Relator regarding certain eHealth privileged documents found to be in the Relator’s possession. The parties fully briefed both motions, which were heard by the Court on January 21, 2026. On March 25, 2026, the Court issued its opinion denying both motions except with respect to the government’s claim for unjust enrichment, which was dismissed. On May 22, 2026, eHealth filed its answer to the government’s complaint, and on May 27, 2026, the Court issued a scheduling order setting discovery and dispositive motion deadlines and limits.

Note 9 – Segment and Geographic Information

Reportable Segments

Our operating and reportable segments have been determined in accordance with ASC 280, Segment Reporting. Our business structure is comprised of two reportable operating segments: (i) Medicare and (ii) Employer and Individual (“E&I”). Our Medicare segment includes operating segments that have been aggregated based on the nature of products and services, types or class of customers, methods used to distribute the products and services, the nature of the regulatory environment and similarity of economic characteristics.

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

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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

The E&I segment consists primarily of commissions earned from our sale of individual and family plans, including both qualified and non-qualified plans, employer plans, including small business health insurance plans, Individual Coverage Health Reimbursement Arrangements (“ICHRAs”), and ancillary products sold to our non-Medicare-eligible consumers, including but not limited to, dental, vision and short-term insurance. To a lesser extent, the E&I segment also includes amounts earned from our online sponsorship program that allows carriers to purchase advertising space in specific markets on our website as well as our technology licensing activities.

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

Segment gross profit (loss) is calculated as total revenue for the applicable segment less variable marketing and advertising expenses, segment customer care and enrollment (“CC&E”) expenses and cost of revenue for the applicable segment. Variable marketing and advertising expenses represent costs incurred in member acquisition from our direct marketing and marketing partner channels and exclude fixed overhead costs, such as personnel related costs, consulting expenses and other operating costs allocated to the marketing and advertising department. Segment CC&E expenses include expenses we incur in assisting applicants during the enrollment process and exclude operating costs allocated to the CC&E department.

The results of our reportable segments are summarized for the periods presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Medicare:
Total revenue	$31,799	$58,059	$113,070	$161,728
Variable marketing and advertising	(5,793)	(13,800)	(24,522)	(47,553)
Medicare CC&E	(19,832)	(25,078)	(49,444)	(59,547)
Cost of revenue	(210)	(36)	(104)	264
Medicare segment gross profit	$5,964	$19,145	$39,000	$54,892

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Employer and Individual:
Total revenue	$1,767	$2,723	$8,514	$12,173
Variable marketing and advertising	(613)	(717)	(1,456)	(1,907)
E&I CC&E	(1,939)	(2,201)	(4,081)	(4,381)
Cost of revenue	(55)	(62)	(121)	(154)
E&I segment gross profit (loss)	$(840)	$(257)	$2,856	$5,731

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Consolidated:
Total revenue	$33,566	$60,782	$121,584	$173,901
Variable marketing and advertising	(6,406)	(14,517)	(25,978)	(49,460)
Segment CC&E	(21,771)	(27,279)	(53,525)	(63,928)
Cost of revenue	(265)	(98)	(225)	110
Total segment gross profit	$5,124	$18,888	$41,856	$60,623

A reconciliation of our total segment gross profit to the Condensed Consolidated Statements of Comprehensive Loss for the periods presented is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Total segment gross profit	$5,124	$18,888	$41,856	$60,623
Other marketing and advertising (1)	(5,110)	(6,810)	(10,971)	(13,264)
Other CC&E (2)	(527)	(631)	(1,057)	(1,203)
Technology and content	(11,301)	(11,354)	(22,636)	(23,955)
General and administrative	(15,583)	(21,582)	(31,095)	(38,892)
Impairment, restructuring and other charges	(60)	(1,555)	(6,432)	(1,555)
Interest expense	(4,054)	(2,348)	(8,089)	(4,996)
Other income, net	832	1,340	1,672	2,916
Loss before income taxes	$(30,679)	$(24,052)	$(36,752)	$(20,326)
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

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Geographic Information

Our long-lived assets primarily consist of property and equipment, net, and internally developed software. Our long-lived assets are attributed to the geographic location in which they are located. Long-lived assets by geographical area are summarized as follows (in thousands):

	June 30, 2026	December 31, 2025
United States	$25,659	$27,686
China	346	374
Total	$26,005	$28,060

Significant Customers

Substantially all revenue for the three and six months ended June 30, 2026 and 2025 was generated from customers located in the United States. Carriers representing 10% or more of our total revenue are summarized as follows. The percentages include revenue attributable to each carrier and its subsidiaries. The majority of the revenue was from the Medicare segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Humana	26%	23%	34%	23%
UnitedHealthcare	25%	27%	22%	25%
Health Care Service Corporation	13%	9%	10%	3%
Aetna	3%	12%	2%	13%

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

Subsequent to becoming a remote first workplace in the third quarter of 2022, we executed several subleases of our office space in the United States. The subleases run through the remaining term of the primary leases. As of June 30, 2026, we expect to generate a total of $8.8 million in future sublease income through January 31, 2030. Sublease income is recorded on a straight-line basis as a reduction of lease expense in our Condensed Consolidated Statements of Comprehensive Loss.

We test right-of-use assets when impairment indicators are present in accordance with the asset impairment provisions of ASC 360, Property, Plant and Equipment. As a result of becoming a remote first workplace, we have assessed our occupied leased office space to identify excess space to vacate and potentially sublease. We have also periodically reassessed current market conditions in our previously vacated leased office spaces that have not yet been subleased. In instances where we determined impairment indicators were present at that time of our reassessment, we tested our right-of-use assets, including leasehold improvements, for impairment. We utilized an income approach to value the asset groups by performing a discounted cash flow analysis and determined that for certain leases the net carrying values exceeded the estimated discounted future cash flows expected to be derived from the properties based on Level 3 inputs, including current sublease market rent, future sublease market conditions and the discount rate. We recorded $0.1 million of impairment charges related to our

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
operating lease right-of-use assets for the three and six months ended June 30, 2026 in the “Impairment, restructuring and other charges” line in our Condensed Consolidated Statements of Comprehensive Loss. We recorded $0.4 million impairment charges related to our operating lease right-of-use assets for the three and six months ended June 30, 2025 in the “Impairment, restructuring and other charges” line in our Condensed Consolidated Statements of Comprehensive Loss.

The components of operating lease costs for the three and six months ended June 30, 2026 and 2025 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating lease expense	$903	$1,198	$1,924	$2,416
Operating sublease income	(736)	(689)	(1,473)	(1,378)
Total operating lease cost	$167	$509	$451	$1,038

Supplemental information related to our leases is as follows (dollars in thousands):

	Six Months Ended June 30,
	2026	2025
Cash paid for amounts included in the measurement of operating lease liabilities	$4,399	$4,570

	June 30, 2026	December 31, 2025
Weighted-average remaining lease term (in years) of operating leases	2.8	3.1
Weighted-average discount rate used to recognize operating lease right-of-use-assets	5.8%	5.7%

As of June 30, 2026, maturities of our operating lease liabilities are as follows (in thousands):

Year ending December 31,
2026 (remainder)	$3,977
2027	6,950
2028	4,998
2029	3,008
2030	196
Thereafter	—
Total lease payments (1)	$19,129
Less imputed interest	(1,564)
Total	$17,565
____________
(1)Non-cancellable sublease proceeds for the remainder of 2026 and the years ending December 31, 2027, 2028, 2029 and 2030 of $1.6 million, $3.2 million, $3.3 million, $1.4 million and $0.1 million, respectively, are not included in the table above. There will be no sublease proceeds in the years after December 31, 2030.

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 11 — Impairment, Restructuring and Other Charges

The following table details impairment, restructuring and other charges for each of the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Asset impairment charges	$303	$413	$303	$413
Restructuring and reorganization charges	(243)	1,142	6,129	1,142
Impairment, restructuring and other charges	$60	$1,555	$6,432	$1,555

Asset Impairments

During the three and six months ended June 30, 2026, we recognized non-cash, pre-tax asset impairment charges of $0.3 million in the “Impairment, restructuring and other charges” line in our Condensed Consolidated Statements of Comprehensive Loss. These charges were comprised of $0.2 million related to abandoned internally developed software projects and $0.1 million related to operating lease right-of-use asset impairments for certain vacated leased office spaces.

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

Restructuring

Our restructuring and reorganization costs and liabilities consist primarily of severance, transition and other related costs. The following table summarizes the cash-based restructuring and reorganization related liabilities (in thousands):

Balance at December 31, 2025	$—
Restructuring and reorganization charges	6,426
Payments	(6,114)
Adjustment to accrual	(297)
Balance at June 30, 2026	$15

During the three months ended June 30, 2026, we recognized $(0.2) million of pre-tax restructuring charges which consisted of $0.1 million of additional restructuring charges related to employee termination benefits associated with our workforce reduction initiative and a $0.3 million reduction of previously accrued restructuring costs. During the six months ended June 30, 2026, we recognized $6.1 million of pre-tax restructuring charges related to employee termination benefits resulting from our workforce reduction of approximately 14% across the organization, implemented as part of cost reduction efforts to support our strategic initiatives. These charges were recorded in the “Impairment, restructuring and other charges” line in our Condensed Consolidated Statements of Comprehensive Loss, and substantially all of the restructuring charges have been settled in cash. As of June 30, 2026, we had an immaterial restructuring accrual on our Condensed Consolidated Balance Sheet.

During the three and six months ended June 30, 2025, we recorded $1.1 million of pre-tax restructuring charges in the “Impairment, restructuring and other charges” line in our Condensed Consolidated Statements of Comprehensive Loss, primarily related to employee termination benefits as a result of macroeconomic changes and internal restructuring initiatives.

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

Borrowings under the Revolving Credit Agreement currently bear interest at the one-month Term SOFR (as defined in the Revolving Credit Agreement, subject to a floor of 2.00% per annum), plus an applicable margin of 6.50% per annum, and, under certain specified circumstances, may be calculated at the base rate (which is the highest of (1) the prime rate on such day, (2) the then-current federal funds rate set by the Federal Reserve Bank of New York, plus 0.50% per annum, (3) the one-month Term SOFR rate published, plus 2.00% per annum, and (4) 3.00% per annum), plus an applicable margin of 5.50% per annum. As of June 30, 2026, the interest rate was 10.14%. For the three and six months ended June 30, 2026, we incurred interest expense of $3.2 million and $6.4 million, respectively.

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

Financial covenants in the Revolving Credit Agreement require that we maintain a maximum total leverage ratio, a minimum unrestricted cash balance and a minimum lifetime value to acquisition cost ratio, each as defined in the Revolving Credit Agreement. Additionally, the Revolving Credit Agreement contains customary affirmative and negative covenants that limit the ability of the Borrower and its subsidiaries or the Guarantors, as applicable, to, among other things: (i) incur additional debt or issue certain preferred stock; (ii) pay dividends, redeem stock, or make other distributions; (iii) make other restricted payments or investments; (iv) grant liens or security interests on assets; (v) transfer or sell assets; (vi) create restrictions on payment of dividends or other amounts; (vii) engage in mergers or consolidations; or (viii) engage in certain transactions with affiliates, in each case, subject to certain carve outs and exceptions. The Revolving Credit Agreement also contains various events of default, such as a default in the performance or observance of any covenant (subject to cure periods and materiality thresholds). Upon the occurrence and during the continuance of an event of default, the Agent is entitled to take various actions, including the acceleration of all amounts due under the Revolving Credit Agreement. As of June 30, 2026, we were in compliance with our Revolving Credit Agreement covenants.

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
We incurred closing costs of $12.0 million, which were recorded as a direct deduction from the face of the loan on our Condensed Consolidated Balance Sheet. Total amortization of closing costs, or debt issuance costs, was $0.8 million and $1.6 million for the three and six months ended June 30, 2026, respectively, and is recorded in the “Interest expense” line in our Condensed Consolidated Statements of Comprehensive Loss. There were $10.4 million unamortized issuance costs as of June 30, 2026. The carrying value of the Revolving Credit Agreement approximated the fair value, based on Level 2 inputs (observable market prices in less than active markets), as the interest rate is variable over the selected interest period and is similar to current rates at which we can borrow funds. The carrying value of the revolving loans was $114.6 million as of June 30, 2026.

Term Loan Credit Facility

On February 28, 2022, we entered into a term loan credit agreement, which provided for a $70.0 million secured term loan credit facility. The term loan credit agreement (as amended on August 16, 2022, November 1, 2024, and October 6, 2025, the “Credit Agreement”), had a maturity date of January 2027, upon which the outstanding obligations under the Credit Agreement were payable in full. The loans under the Credit Agreement bore interest, at our option, at either a rate based on the Adjusted Term SOFR or a base rate, in each case plus a margin. The base rate was the highest of the prime rate, the federal funds rate plus 0.50% and three-month Adjusted Term SOFR plus 1.00%. The margin was 7.00% for Adjusted Term SOFR loans and 6.00% for base rate loans. As of June 30, 2025, the interest rate was 11.59% and we incurred interest expense of $2.1 million and $4.1 million for the three and six months ended June 30, 2025, respectively. Total amortization of closing costs and extension fees, or debt issuance costs, was $0.3 million and $0.6 million for the three and six months ended June 30, 2025, respectively, and is recorded in the “Interest expense” line in our Condensed Consolidated Statements of Comprehensive Loss. Furthermore, as part of the Credit Agreement, we incurred a $0.3 million fee per annum, payable annually.

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
Note 13 – Income Taxes

The following table summarizes our benefit from income taxes and our effective tax rates for the periods presented (in thousands, except effective tax rate):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Loss before income taxes	$(30,679)	$(24,052)	$(36,752)	$(20,326)
Benefit from income taxes	(7,084)	(6,654)	(8,443)	(4,878)
Effective tax rate	23.1%	27.7%	23.0%	24.0%

For the three and six months ended June 30, 2026 and 2025 we calculated our benefit from income taxes by applying an estimate of the annual effective tax rate to loss before income taxes for the reporting period.

For the three and six months ended June 30, 2026, we recorded a benefit from income taxes of $7.1 million and $8.4 million, respectively, representing an effective tax rate of 23.1% and 23.0%, respectively, which was higher than the statutory federal tax rate primarily due to state taxes, stock-based compensation adjustments and nondeductible lobbying expenses, partially offset by research and development credits. For the three and six months ended June 30, 2025, we recognized a benefit from income taxes of $6.7 million and $4.9 million, respectively, representing an effective tax rate of 27.7% and 24.0%, respectively, which was higher than the

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
statutory federal tax rate primarily due to state taxes, nondeductible stock-based compensation and lobbying expenses, partially offset by research and development credits and discrete adjustments.

Assessing the realizability of our deferred tax assets is dependent upon several factors, including the likelihood and amount, if any, of future taxable income in relevant jurisdictions during the periods in which those temporary differences become deductible. We forecast taxable income by considering available positive and negative evidence, including our history of operating income and losses and our financial plans and estimates that we use to manage the business. These assumptions require significant judgment about future taxable income. As a result, the amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change. We continue to recognize our deferred tax assets as of June 30, 2026, as we believe it is more likely than not that such deferred tax assets will be realized, with the exception of certain net operating losses and credits that are expected to expire unutilized which have a valuation allowance.

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

Overview

We are a leading private health insurance marketplace with a technology and service platform that provides consumer engagement, education and health insurance enrollment solutions. Our mission is to expertly guide consumers, or beneficiaries, through their health insurance enrollment and related options, when, where, and how they prefer. Our platform leverages technology to solve a critical problem in a large and growing market by aiding consumers in what has traditionally been a complex, confusing and opaque health insurance purchasing process. Our omnichannel consumer engagement platform differentiates our offering from competitors and enables consumers to use our services through our self-service online platform, by telephone with a licensed and trained insurance agent, or benefit advisor, or through a hybrid online assisted interaction that includes live agent chat and co-browsing capabilities. We have created a consumer-centric marketplace that offers consumers a broad choice of insurance products that includes thousands of Medicare Advantage, Medicare Supplement, Medicare Part D prescription drug, individual, family, small business and other ancillary health insurance products from over 180 health insurance carriers nationwide, including approximately 50 Medicare health insurance carriers. Our plan recommendation tool curates this broad plan selection by analyzing consumer health-related information against plan data for insurance coverage fit. This tool is supported by a unified data platform and is available to our ecommerce consumers and our benefit advisors. We strive to be the most trusted, unbiased and transparent partner to consumers in their journeys through the health insurance market.

Business Update

Entering fiscal 2026, we aligned the organization around a clear strategic framework designed to leverage our core strengths to build a strong foundation for future growth, adapt to a structurally evolving Medicare market and prioritize sustainable operating cash flow generation. During the second quarter of 2026, we launched our lifetime advisory operating model, improved second quarter operating cash flow year-over-year, and advanced diversification initiatives such as Individual Coverage Health Reimbursement Arrangement (“ICHRA”) capabilities and ancillary product offerings.

We believe our lifetime advisory model could over time drive improved member retention and increased member lifetime value, as well as build on consumer brand recognition and member loyalty for our Medicare segment. As part of this initiative, we are also focusing on broadening our ancillary product and service selection to offer more comprehensive coverage options to consumers. During the second quarter of 2026, we expanded our product portfolio with the introduction of our final expense insurance offering, which covers end-of-life insurance. We also observed encouraging early engagement trends related to ancillary product cross-sell activities through our lifetime advisory model. While still early, we believe this model could create opportunities to enhance cross-selling of ancillary products. Cross-sell rates represent advisor-assisted ancillary product applications submitted for consumers age 65 and older in relation to the number of advisor-assisted applications for major medical Medicare products, including Medicare Advantage and Medicare Supplement plans. Additionally, in the under 65 market, we continue to pursue measured investment in ICHRA capabilities that we believe will allow us to better serve the employer market and extend our platform to brokers with strong employer relationships.

During the first quarter of 2026, we implemented a company-wide fixed cost expense reduction initiative in which we eliminated approximately 14% of our workforce and targeted reductions in vendor spend. We have recognized cost savings from this initiative during the first six months of 2026, and we expect to continue to recognize savings throughout the rest of the fiscal year.

During the second quarter of 2026, enrollment volume in our Medicare products was lower than the second quarter of 2025. This was consistent with our expectations and our lifetime advisory model, which prioritizes marketing spend in the first and fourth quarters to maximize returns on investment and focuses on benefit advisor engagement with existing members during the second and third quarters.

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

Approved Members

Approved members represent the number of individuals on submitted applications, or submissions, for which we are the broker of record, that were approved by the applicable insurance carrier for the identified product during the current period. The applications may be submitted in either the current period or prior periods. Approved members may not ultimately become paying members.

The following table shows approved members by product for the periods presented:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2026	2025		2026	2025
Medicare
Medicare Advantage	16,780	30,568	(45)%	80,202	113,239	(29)%
Medicare Supplement	958	1,730	(45)%	3,470	4,295	(19)%
Medicare Part D	281	1,378	(80)%	1,095	4,020	(73)%
Total Medicare	18,019	33,676	(46)%	84,767	121,554	(30)%
Individual and Family	1,487	2,062	(28)%	5,072	7,879	(36)%
Ancillary	10,737	12,360	(13)%	27,638	29,285	(6)%
Small Business	986	838	18%	2,274	2,028	12%
Total Approved Members	31,229	48,936	(36)%	119,751	160,746	(26)%

Three Months Ended June 30, 2026 and 2025 – Total approved members declined 36% during the three months ended June 30, 2026 compared to the same period in 2025, driven by:

•a 46% decline in Medicare approved members, primarily due to:
◦a 45% decline in Medicare Advantage and Medicare Supplement approved members resulting from an intentional reduction in variable marketing spend, and

◦an 80% decline in Medicare Part D approved members due to the continuous impact of regulatory changes that adversely impacted standalone Medicare Part D plan economics and availability, resulting in beneficiaries shifting away from standalone Medicare Part D plans towards Medicare Advantage plans that include prescription drug coverage.
•a 28% decline in individual and family plan approved members primarily driven by lower qualified health plan approved members following the removal of government subsidies, which both reduced overall demand and drove a partial shift towards non-qualified health plans, along with an overall decline in variable marketing spend;
•a 13% decline in ancillary plan approved members across all products primarily driven by an intentional decrease in variable marketing spend; and
•an 18% increase in small business health plan approved members primarily driven by a targeted increase in variable marketing spend toward employer plans as well as an increase in average group size for existing plans.

Six Months Ended June 30, 2026 and 2025 – Total approved members declined 26% during the six months ended June 30, 2026 compared to the same period in 2025, driven by:

•a 30% decline in Medicare approved members, primarily as a result of:
◦a 29% decline in Medicare Advantage approved members primarily due to an intentional decrease in variable marketing spend which resulted in a 31% decline in Medicare Advantage broker of record submissions;
◦a 19% decline in Medicare Supplement approved members, primarily due to an intentional decrease in variable marketing spend, partially offset by the approval timing of certain applications that were submitted in the fourth quarter of 2025; and
◦a 73% decline in Medicare Part D approved members due to the continuous impact of regulatory changes that adversely impacted standalone Medicare Part D plan economics and availability, resulting in beneficiaries shifting away from standalone Medicare Part D plans towards Medicare Advantage plans that include prescription drug coverage.
•a 36% decline in individual and family plan approved members primarily driven by lower qualified health plan approved members following the removal of government subsidies, which both reduced overall demand and drove a partial shift towards non-qualified health plans, along with an overall decline in variable marketing spend;
•a 6% decline in ancillary approved members year-over-year primarily due to decreases in short-term, dental and vision plan approved members, partially offset by targeted increases in hospital indemnity plan members; and
•a 12% increase in small business health plan approved members primarily driven by an intentional increase in variable marketing spend toward employer plans as well as an increase in average group size for existing plans.

Estimated Constrained Lifetime Value of Commissions Per Approved Member

The following table shows our estimated constrained LTV of commissions per approved member by product for the periods presented:

	Three Months Ended June 30,		% Change
	2026	2025
Medicare (1) (2)
Medicare Advantage	$921	$934	(1)%
Medicare Supplement	1,661	1,435	16%
Medicare Part D	260	171	52%
Individual and Family (1)
Non-Qualified Health Plans	302	328	(8)%
Qualified Health Plans	275	315	(13)%
Ancillary (1)
Short-term	127	111	14%
Dental	126	125	1%
Vision	81	84	(4)%
Small Business (1)	344	263	31%
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

(2)The constraints applied to the total estimated lifetime value of commissions we expect to receive for selling the plan after the carrier approves an application in order to derive the constrained LTV of commissions for approved members recognized for Medicare Advantage, Medicare Supplement and Medicare Part D were 5.5%, 4% and 7%, respectively, for the three months ended June 30, 2026 and 2025.

Three Months Ended June 30, 2026 and 2025 – The changes in constrained LTV of commissions per approved member primarily consisted of:

•a 1% decrease in Medicare Advantage plans, primarily due to unfavorable retention assumptions for the second quarter of 2026 cohorts compared to the second quarter of 2025 cohorts, partially offset by favorable carrier and contract mix;
•a 16% increase in Medicare Supplement plans, primarily due to favorable carrier and contract mix and favorable retention assumptions for the second quarter 2026 cohorts compared to the second quarter 2025 cohorts and an increase in the ratio of approved members who became paying members, partly offset by an unfavorable cohort mix;
•a 52% increase in Medicare Part D plans, primarily driven by favorable carrier and contract mix, partially offset by unfavorable retention assumptions for the second quarter 2026 cohorts compared to the second quarter 2025 cohorts;
•an 8% decrease in non-qualified health plans, primarily due to unfavorable retention assumptions for the second quarter 2026 cohorts compared to the second quarter 2025 cohorts;

•a 13% decrease in qualified health plans, primarily due to a decrease in the ratio of approved members who became paying members and unfavorable retention assumptions for the second quarter 2026 cohorts compared to the second quarter 2025 cohorts;
•a 14% increase in short-term plans, primarily driven by favorable cohort mix;
•a 4% decrease in vision plans due to unfavorable carrier and contract mix; and
•a 31% increase in small business plans due to favorable carrier and contract mix.

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

The following table shows estimated membership by product as of the dates presented below:

	As of June 30,		% Change
	2026	2025
Medicare (1)
Medicare Advantage	559,352	596,397	(6)%
Medicare Supplement	86,477	91,845	(6)%
Medicare Part D	133,246	176,223	(24)%
Total Medicare	779,075	864,465	(10)%

Individual and Family (1)	49,813	66,374	(25)%
Ancillary (1)	177,763	174,632	2%
Small Business (2)	33,176	40,132	(17)%
Total Estimated Membership	1,039,827	1,145,603	(9)%
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

June 30, 2026 compared to June 30, 2025 – Total estimated membership declined 9% as of June 30, 2026 compared to June 30, 2025 primarily due to:

•a 10%, 25% and 17% decline year-over-year in Medicare plan, individual and family plan and small business plan estimated membership, respectively, primarily as a result of fewer approved applications and heightened market volatility;
•partially offset by a 2% increase year-over-year in ancillary plan estimated membership primarily driven by an increase in hospital indemnity plan estimated membership.

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

The following table shows the CC&E cost per approved member and variable marketing cost per approved member metrics for the periods presented below:

	Three Months Ended June 30,		% Change
	2026	2025
Medicare
CC&E cost per MA-equivalent approved member (1)	$941	$664	42%
Variable marketing cost per MA-equivalent approved member (1)	325	423	(23)%
Total acquisition cost per MA-equivalent approved member	$1,266	$1,087	16%
Individual and Family Plans
CC&E cost per IFP-equivalent approved member (2)	$490	$422	16%
Variable marketing cost per IFP-equivalent approved member (2)	84	99	(15)%
Total acquisition cost per IFP-equivalent approved member	$574	$521	10%
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

Medicare

Three Months Ended June 30, 2026 and 2025 – Total acquisition cost per MA-equivalent approved member increased $179, or 16%, during the three months ended June 30, 2026 compared to the same period in 2025, driven by:

•a $277, or 42%, increase in CC&E cost per MA-equivalent approved member primarily due to:
◦a decline in the number of approved members across all Medicare products, driven by our intentional decrease in variable marketing spend as we focused on existing member engagement outside of the key enrollment periods;
◦partially offset by lower overall personnel and compensation costs, primarily driven by fewer benefit advisors and screeners year-over-year as well as our flexible telesales organization structure;
•partially offset by a $98, or 23%, decrease in variable marketing cost per MA-equivalent approved member primarily due to more disciplined marketing spend, improved marketing channel mix and continued marketing efficiencies from our branding initiatives that enhanced lead quality and conversion rates in our online unassisted channels.

Individual and Family

Three Months Ended June 30, 2026 and 2025 – Total acquisition cost per IFP-equivalent approved member increased $53, or 10%, during the three months ended June 30, 2026 compared to the same period in 2025, driven by:

•a $68, or 16%, increase in CC&E cost per IFP-equivalent approved member due to the overall decline in individual and family plan and short-term plan approved members;
•partially offset by a $15, or 15%, decrease in variable marketing cost per IFP-equivalent approved member, primarily driven by our intentional decrease in variable marketing spend year-over-year.

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

Results of Operations

The following table sets forth our operating results and related percentage of total revenue for the periods presented (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
Revenue
Commission	$29,804	89%	$54,731	90%	$109,611	90%	$153,677	88%
Other	3,762	11%	6,051	10%	11,973	10%	20,224	12%
Total revenue	33,566	100%	60,782	100%	121,584	100%	173,901	100%
Operating costs and expenses (1)
Marketing and advertising	11,781	35%	21,425	35%	37,174	31%	62,614	36%
Customer care and enrollment	22,298	66%	27,910	46%	54,582	45%	65,131	37%
Technology and content	11,301	34%	11,354	19%	22,636	19%	23,955	14%
General and administrative	15,583	46%	21,582	36%	31,095	26%	38,892	22%
Impairment, restructuring and other charges	60	—%	1,555	3%	6,432	5%	1,555	1%
Total operating costs and expenses	61,023	182%	83,826	138%	151,919	125%	192,147	110%
Loss from operations	(27,457)	(82)%	(23,044)	(38)%	(30,335)	(25)%	(18,246)	(10)%
Interest expense	(4,054)	(12)%	(2,348)	(4)%	(8,089)	(7)%	(4,996)	(3)%
Other income, net	832	2%	1,340	2%	1,672	1%	2,916	2%
Loss before income taxes	(30,679)	(91)%	(24,052)	(40)%	(36,752)	(30)%	(20,326)	(12)%
Benefit from income taxes	(7,084)	(21)%	(6,654)	(11)%	(8,443)	(7)%	(4,878)	(3)%
Net loss	$(23,595)	(70)%	$(17,398)	(29)%	$(28,309)	(23)%	$(15,448)	(9)%
____________
(1)Operating costs and expenses include the following amounts of stock-based compensation expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Marketing and advertising	$380	$585	$648	$1,082
Customer care and enrollment	224	332	448	596
Technology and content	371	680	699	1,368
General and administrative	1,355	2,279	2,793	4,619
Total stock-based compensation expense	$2,330	$3,876	$4,588	$7,665

Revenue

Our commission revenue, other revenue and total revenue are summarized as follows (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	$	%	2026	2025	$	%
Commission	$29,804	$54,731	$(24,927)	(46)%	$109,611	$153,677	$(44,066)	(29)%
% of total revenue	89%	90%			90%	88%
Other	3,762	6,051	(2,289)	(38)%	11,973	20,224	(8,251)	(41)%
% of total revenue	11%	10%			10%	12%
Total revenue	$33,566	$60,782	$(27,216)	(45)%	$121,584	$173,901	$(52,317)	(30)%

Three Months Ended June 30, 2026 and 2025 – Commission revenue decreased $24.9 million, or 46%, during the three months ended June 30, 2026 compared to the same period in 2025 due to:

•a $24.0 million, or 46%, decrease in our Medicare segment commission revenue driven by:
◦a $14.0 million decline in commission revenue from members approved during the period primarily due to a 45%, 45%, and 80% decrease in Medicare Advantage, Medicare Supplement and Medicare Part D plan approved members, respectively; and
◦lower net adjustment revenue from prior period enrollments, which was $9.1 million during the three months ended June 30, 2026 compared to $19.1 million during the same period in 2025.
•a $0.9 million, or 37%, decrease in our E&I segment commission revenue driven by:
◦a 28% and 13% decline in individual and family plan and ancillary plan approved members, respectively, partially offset by an 18% increase in small business plan approved members;
◦lower constrained LTV of commissions per approved member for qualified health plans, non-qualified health plans and vision plans, slightly offset by higher constrained LTV of commissions per approved member for short-term, dental and small business plans; and
◦lower net adjustment revenue from prior period enrollments of $(1.5) million during the three months ended June 30, 2026 compared to $(1.3) million in the same period in 2025.

Other revenue decreased $2.3 million, or 38%, during the three months ended June 30, 2026 compared to the same period in 2025 primarily due to a decrease in sponsorship and advertising revenue.

Six Months Ended June 30, 2026 and 2025 – Commission revenue decreased $44.1 million, or 29%, during the six months ended June 30, 2026 compared to the same period in 2025 due to:

•a $40.5 million, or 29%, decline in commission revenue from the Medicare segment driven by:
◦a $29.3 million decline in commission revenue from members approved during the period primarily due to a 30% decline in overall Medicare approved members; and
◦lower net adjustment revenue from prior period enrollments, which was $15.9 million during the six months ended June 30, 2026 compared to $27.1 million during the same period in 2025.
•a $3.6 million, or 30% decrease in commission revenue from the E&I segment primarily driven by:
◦declines in individual and family plan, short-term, vision and dental plan approved members;
◦lower constrained LTV of commissions per approved member for qualified health plans, non-qualified health plans and vision plans, slightly offset by higher constrained LTV of commissions per approved member for short-term, dental and small business plans; and
◦lower net adjustment revenue from prior period enrollments, which was $(0.2) million during the six months ended June 30, 2026 compared to $1.2 million during the same period in 2025.

Other revenue decreased $8.3 million, or 41%, due to an $8.9 million decline in sponsorship and advertising revenue, partially offset by a $0.7 million increase in fee-based and other revenue.

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

Our marketing and advertising expenses are summarized as follows (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	$	%	2026	2025	$	%
Marketing and advertising	$11,781	$21,425	$(9,644)	(45)%	$37,174	$62,614	$(25,440)	(41)%
% of total revenue	35%	35%			31%	36%

Three Months Ended June 30, 2026 and 2025 – Marketing and advertising expenses decreased $9.6 million, or 45%, during the three months ended June 30, 2026 compared to the same period in 2025, primarily driven by a $8.1 million decrease in variable advertising costs, a $0.9 million decrease in fixed marketing costs and a $0.5 million decrease in personnel and compensation costs. The decrease in variable advertising costs was primarily due to an intentional reduction in affiliate partner and direct channels spend as we strategically reduced our overall marketing budget to prioritize marketing spend in the first and fourth quarters of the fiscal year to maximize returns on investment.

Six Months Ended June 30, 2026 and 2025 – Marketing and advertising expenses decreased $25.4 million, or 41%, during the six months ended June 30, 2026 compared to the same period in 2025, primarily driven by a $23.5 million decrease in variable advertising costs, a $1.1 million decrease in fixed marketing costs, a $0.6 million decrease in personnel and compensation costs and a $0.4 million decrease in stock-based compensation expense. The decrease in variable advertising costs was primarily a result of our intentionally reduced overall marketing budget and our focus on our higher margin marketing channels.

Customer Care and Enrollment

Customer care and enrollment expenses primarily consist of compensation, benefits and licensing costs for personnel engaged in assistance to applicants who call our advisor enrollment center and for benefit advisors who assist applicants during the enrollment process.

Our customer care and enrollment expenses are summarized as follows (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	$	%	2026	2025	$	%
Customer care and enrollment	$22,298	$27,910	$(5,612)	(20)%	$54,582	$65,131	$(10,549)	(16)%
% of total revenue	66%	46%			45%	37%

Three Months Ended June 30, 2026 and 2025 – Customer care and enrollment expenses decreased $5.6 million, or 20%, during the three months ended June 30, 2026 compared to the same period in 2025, primarily due to a $5.1 million decrease in personnel and compensation costs and a $0.4 million decrease in other operating expenses due to lower consulting costs. The decrease in personnel and compensation costs was primarily due to lower headcount as we strategically planned for lower investment in member acquisition activities and continued to use a more flexible structure in our telesales organization to adjust to anticipated enrollment volumes.

Six Months Ended June 30, 2026 and 2025 – Customer care and enrollment expenses decreased $10.5 million, or 16%, during the six months ended June 30, 2026 compared to the same period in 2025, primarily due to a $10.6 million decrease in personnel and compensation costs due to lower headcount, reflecting our strategic decision to reduce benefit advisor spend as we planned for lower investment in member acquisition activities and continued to use a more flexible structure in our telesales organization to adjust to anticipated enrollment volumes.

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

Our technology and content expenses are summarized as follows (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	$	%	2026	2025	$	%
Technology and content	$11,301	$11,354	$(53)	—%	$22,636	$23,955	$(1,319)	(6)%
% of total revenue	34%	19%			19%	14%

Three Months Ended June 30, 2026 and 2025 – Technology and content expenses decreased less than $0.1 million, or less than 1%, during the three months ended June 30, 2026 compared to the same period in 2025, primarily driven by a $0.3 million decrease in other operating costs, particularly consulting expenses, a $0.3 million decrease in stock-based compensation expense and a $0.2 million decrease in depreciation and amortization expense, primarily offset by a $0.8 million increase in personnel and compensation costs.

Six Months Ended June 30, 2026 and 2025 – Technology and content expenses decreased $1.3 million, or 6%, during the six months ended June 30, 2026 compared to the same period in 2025, primarily driven by a $0.9 million decrease in amortization of internally developed software, a $0.7 million decrease in stock-based compensation expense and a $0.6 million decrease in other operating costs, particularly consulting expenses, partly offset by a $0.8 million increase in personnel and compensation costs.

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

Our general and administrative expenses are summarized as follows (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	$	%	2026	2025	$	%
General and administrative	$15,583	$21,582	$(5,999)	(28)%	$31,095	$38,892	$(7,797)	(20)%
% of total revenue	46%	36%			26%	22%

Three Months Ended June 30, 2026 and 2025 – General and administrative expenses decreased $6.0 million, or 28%, during the three months ended June 30, 2026 compared to the same period in 2025, primarily driven by a $3.7 million decrease in personnel and compensation costs, a $0.9 million decrease in stock-based compensation expense, a $0.6 million decrease in facilities and other operating expenses, a $0.4 million decrease in professional fees and a $0.3 million decrease other operating costs. These decreases were all reflective of the initial impact from our company-wide fixed cost expense reduction initiative implemented in January of 2026.

Six Months Ended June 30, 2026 and 2025 – General and administrative expenses decreased $7.8 million, or 20%, during the six months ended June 30, 2026 compared to the same period in 2025, primarily driven by a $4.9 million decrease in personnel and compensation costs, a $1.8 million decrease in stock-based compensation expense and a $0.9 million decrease in facilities and other operating expenses. These decreases were all reflective of the initial impact from our company-wide fixed cost expense reduction initiative implemented in January of 2026.

Impairment, Restructuring and Other Charges

Our impairment, restructuring and other charges consist primarily of severance, transition and other related costs and impairment charges. Our impairment, restructuring and other charges are summarized as follows (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	$	%	2026	2025	$	%
Impairment, restructuring and other charges	$60	$1,555	$(1,495)	(96)%	$6,432	$1,555	$4,877	314%
% of total revenue	—%	3%			5%	1%
__________
*    Percentage calculated is not meaningful.

Three Months Ended June 30, 2026 and 2025 – We incurred $0.1 million in impairment, restructuring and other charges for the three months ended June 30, 2026 compared to $1.6 million for the same period in 2025. The charges in 2026 consisted of $0.2 million related to abandoned internally developed software projects and $0.1 million related to operating lease right-of-use asset impairments for certain vacated leased office spaces. We also incurred $(0.2) million of restructuring charge adjustments.

Six Months Ended June 30, 2026 and 2025 – We incurred $6.4 million of impairment, restructuring and other charges for the six months ended June 30, 2026 compared to $1.6 million impairment, restructuring and other charges for the same period in 2025. During 2026, we recognized $6.1 million of restructuring charges related to employee termination benefits associated with a workforce reduction affecting approximately 14% of our workforce as part of our cost reduction efforts to support strategic initiatives.

Interest Expense

Interest expense primarily consists of interest expense and amortization of debt issuance costs related to our credit facilities. See Note 12 – Debt in our Notes to Condensed Consolidated Financial Statements for additional information. Our interest expense is summarized as follows (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	$	%	2026	2025	$	%
Interest expense	$(4,054)	$(2,348)	$(1,706)	(73)%	$(8,089)	$(4,996)	$(3,093)	(62)%
% of total revenue	(12)%	(4)%			(7)%	(3)%

Three Months Ended June 30, 2026 and 2025 – Interest expense increased by $1.7 million, or 73%, during the three months ended June 30, 2026 compared to the same period in 2025, primarily driven by a $2.0 million increase in debt interest expense as a result of higher outstanding debt principal balance following our entry into a new asset-based revolving credit facility on December 31, 2026.

Six Months Ended June 30, 2026 and 2025 – Interest expense increased by $3.1 million, or 62%, during the six months ended June 30, 2026 compared to the same period in 2025, primarily driven by a $2.3 million increase in debt interest expense as a result of higher outstanding debt principal balance following our entry into a new asset-based revolving credit facility on December 31, 2026.

Other Income, Net

Other income, net, primarily consisted of interest income and margin earned on commissions received from Medicare plan members transferred to us in 2010 through 2012 by a broker partner.

Our other income, net, is summarized as follows (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	$	%	2026	2025	$	%
Other income, net	$832	$1,340	$(508)	(38)%	$1,672	$2,916	$(1,244)	(43)%
% of total revenue	2%	2%			1%	2%

Three Months Ended June 30, 2026 and 2025 – Other income, net, was $0.8 million during the three months ended June 30, 2026, compared to $1.3 million during the three months ended June 30, 2025. The change was primarily due to a $0.3 million decrease in interest income as a result of less favorable short-term investment returns and a decline in average short-term investment balances during the three months ended June 30, 2026.

Six Months Ended June 30, 2026 and 2025 – Other income, net, was $1.7 million during the six months ended June 30, 2026, compared to $2.9 million during the six months ended June 30, 2025. The change was primarily due to a $0.9 million decrease in interest income as a result of less favorable short-term investment returns and lower average short-term investment balances during the six months ended June 30, 2026.

Benefit from Income Taxes

Our benefit from income taxes is summarized as follows (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	$	%	2026	2025	$	%
Benefit from income taxes	$(7,084)	$(6,654)	$(430)	6%	$(8,443)	$(4,878)	$(3,565)	73%
Effective tax rate	23.1%	27.7%			23.0%	24.0%

Three Months Ended June 30, 2026 and 2025 – Our effective tax rate of 23.1% for the three months ended June 30, 2026 was lower than our 27.7% effective tax rate for the three months ended June 30, 2026 primarily due to fluctuations in stock-based compensation adjustments, research and development credits and state taxes. Our effective tax rate for the three months ended June 30, 2026 was higher than the statutory federal tax rate due primarily to state taxes, stock-based compensation adjustments and non-deductible lobbying expenses, partially offset by research and development credits.

Six Months Ended June 30, 2026 and 2025 – Our effective tax rate of 23.0% for the six months ended June 30, 2026 was lower than our 24.0% effective tax rate for the six months ended June 30, 2025 primarily due to fluctuations in stock-based compensation adjustments, research and development credits, state taxes and prior year discrete adjustments. Our effective tax rate for the six months ended June 30, 2026 was higher than the statutory federal tax rate primarily due to state taxes, nondeductible stock-based compensation and lobbying expenses, partially offset by research and development credits.
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

The E&I segment consists primarily of commissions earned from our sale of individual and family plans, including both qualified and non-qualified plans, employer plans, which include small business health insurance plans and ICHRAs, and ancillary products sold to our non-Medicare-eligible consumers, including but not limited to, dental, vision and short-term insurance. To a lesser extent, the E&I segment also includes amounts earned from our online sponsorship program that allows carriers to purchase advertising space in specific markets on our website as well as our technology licensing activities.

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

Our operating segment revenue and segment gross profit (loss) are summarized as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	% Change	2026	2025	% Change
Medicare:
Total revenue	$31,799	$58,059	(45)%	$113,070	$161,728	(30)%
Variable marketing and advertising	(5,793)	(13,800)	58%	(24,522)	(47,553)	48%
Medicare CC&E	(19,832)	(25,078)	21%	(49,444)	(59,547)	17%
Cost of revenue	(210)	(36)	*	(104)	264	(139)%
Medicare segment gross profit	$5,964	$19,145	(69)%	$39,000	$54,892	(29)%

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	% Change	2026	2025	% Change
Employer and Individual:
Total revenue	$1,767	$2,723	(35)%	$8,514	$12,173	(30)%
Variable marketing and advertising	(613)	(717)	15%	(1,456)	(1,907)	24%
E&I CC&E	(1,939)	(2,201)	12%	(4,081)	(4,381)	7%
Cost of revenue	(55)	(62)	11%	(121)	(154)	21%
E&I segment gross profit (loss)	$(840)	$(257)	(227)%	$2,856	$5,731	(50)%

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	% Change	2026	2025	% Change
Consolidated:
Total revenue	$33,566	$60,782	(45)%	$121,584	$173,901	(30)%
Variable marketing and advertising	(6,406)	(14,517)	56%	(25,978)	(49,460)	47%
Segment CC&E	(21,771)	(27,279)	20%	(53,525)	(63,928)	16%
Cost of revenue	(265)	(98)	(170)%	(225)	110	(305)%
Total segment gross profit	$5,124	$18,888	(73)%	$41,856	$60,623	(31)%

A reconciliation of our segment gross profit to the Condensed Consolidated Statements of Comprehensive Loss for the periods presented is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Total segment gross profit	$5,124	$18,888	$41,856	$60,623
Other marketing and advertising (1)	(5,110)	(6,810)	(10,971)	(13,264)
Other CC&E (2)	(527)	(631)	(1,057)	(1,203)
Technology and content	(11,301)	(11,354)	(22,636)	(23,955)
General and administrative	(15,583)	(21,582)	(31,095)	(38,892)
Impairment, restructuring and other charges	(60)	(1,555)	(6,432)	(1,555)
Interest expense	(4,054)	(2,348)	(8,089)	(4,996)
Other income, net	832	1,340	1,672	2,916
Loss before income taxes	$(30,679)	$(24,052)	$(36,752)	$(20,326)
__________
(1)Other marketing and advertising costs consist of fixed marketing and advertising, previously capitalized labor, depreciation and share-based compensation costs.
(2)Other CC&E costs consist of previously capitalized labor, depreciation and share-based compensation costs.

Medicare Segment
Three Months Ended June 30, 2026 and 2025 – Revenue from our Medicare segment decreased $26.3 million, or 45%, during the three months ended June 30, 2026 compared to the same period in 2025, primarily driven by:
•a $24.0 million decrease in Medicare segment commission revenue primarily due to:
◦a $14.0 million decline in commission revenue from members approved during the period driven by a decrease in approved members across all Medicare products; and
◦lower net adjustment revenue from prior period enrollments, which was $9.1 million during the three months ended June 30, 2026 compared to $19.1 million during the same period in 2025.
•a $2.3 million decrease in Medicare segment other revenue driven by a $2.4 million decline in sponsorship and advertising revenue.

Our Medicare segment gross profit was $6.0 million for the three months ended June 30, 2026, a decrease of $13.2 million or 69%, compared to the same period in 2025 primarily driven by:
•a $26.3 million decrease in Medicare segment revenue;
•partially offset by an $8.0 million and $5.2 million decrease in variable marketing and advertising and segment CC&E expenses, respectively, primarily due to targeted cost reduction efforts in 2026.

Six Months Ended June 30, 2026 and 2025 – Revenue from our Medicare segment decreased $48.7 million, or 30%, during the six months ended June 30, 2026 compared to the same period in 2025, primarily driven by:
•a $40.5 million decrease in Medicare segment commission revenue primarily due to:
◦a $29.3 million decline in commission revenue from members approved during the period primarily driven by a 30% decrease in Medicare plan approved members; and
◦lower net adjustment revenue from prior period enrollments, which was $15.9 million for the six months ended June 30, 2026 compared to $27.1 million during the same period in 2025.
•a $8.2 million decrease in Medicare segment other revenue driven by a $8.9 million decrease in sponsorship and advertising revenue, partly offset by a $0.7 million increase in fee-based revenue.

Our Medicare segment gross profit was $39.0 million for the six months ended June 30, 2026, a decrease of $15.9 million, or 29%, compared to the same period in 2025 primarily driven by:
•a $48.7 million decrease in Medicare segment revenue;
•partially offset by a decrease of $23.0 million and $10.1 million in variable marketing and advertising and segment CC&E expenses, respectively, driven by our targeted cost reduction effort in 2026.

Employer and Individual Segment

Three Months Ended June 30, 2026 and 2025 – Revenue from our E&I segment decreased $1.0 million, or 35%, during the three months ended June 30, 2026 compared to the same period in 2025, primarily driven by a $0.9 million decrease in commission revenue due to:
•a $0.6 million decline in commission revenue from members approved during the period driven by:
◦a decline in individual and family plan and ancillary plan approved members, respectively, partially offset by an increase in small business plan approved members; and
◦lower constrained LTV of commissions per approved member for qualified, non-qualified and vision plans, partially offset by improved constrained LTV of commissions per approved member for small business, short-term and dental plans compared to the same period in 2025.
•lower net adjustment revenue from prior period enrollments, which was $(1.5) million for the three months ended June 30, 2026 compared to $(1.3) million in three months ended June 30, 2025.

Our E&I segment gross loss was $0.8 million for the three months ended June 30, 2026, compared to gross loss of $0.3 million for the three months ended June 30, 2025, primarily driven by a $1.0 million decrease in E&I segment revenue, partially offset by a $0.3 million decrease in segment CC&E expenses.

Six Months Ended June 30, 2026 and 2025 – Revenue from our E&I segment decreased $3.7 million, or 30%, during the six months ended June 30, 2026 compared to the same period in 2025, primarily driven by a $3.6 million decrease in commission revenue as a result of:
•a $1.9 million decline in commission revenue from members approved during the period driven by:
◦a decline in individual and family plan and ancillary approved members, respectively, partially offset by an increase in small business plan approved members; and
◦lower constrained LTV of commissions per approved members for qualified, non-qualified and vision plans, partially offset by an increase in small business plan, short-term and dental plan constrained LTV of commissions per approved member.
•lower net adjustment revenue from prior period enrollments, which was $(0.2) million for the six months ended June 30, 2026 compared to $1.2 million in six months ended June 30, 2025.

Our E&I segment gross profit was $2.9 million for the six months ended June 30, 2026, a decrease of $2.9 million, or 50%, compared to the same period in 2025 primarily driven by a $3.7 million decrease in E&I segment revenue, partly offset by lower variable marketing spend of $0.3 million and segment CC&E expenses of $0.3 million.

Liquidity and Capital Resources

As of June 30, 2026, we had cash, cash equivalents and short-term marketable securities of $101.0 million. During the six months ended June 30, 2026, we generated net operating cash flow of $30.8 million as summarized below. We have historically financed our operations primarily through cash generated from our operations, equity issuances and debt financing. Our principal uses of cash in recent periods have been funding working capital, purchases of short-term investments, the satisfaction of tax withholding obligations in connection with the settlement of restricted stock units, making payments on our operating lease obligations and service and licensing obligations, and complying with our debt servicing requirements and preferred stock dividend payment obligations.

Cash and Cash Equivalents

Our cash, cash equivalents and short-term marketable securities are summarized as follows (in thousands):

	June 30, 2026	December 31, 2025
Cash and cash equivalents	$69,681	$73,725
Short-term marketable securities	31,367	3,495
Total cash, cash equivalents and short-term marketable securities	$101,048	$77,220

Cash equivalents, which are comprised of financial instruments with an original maturity of 90 days or less from the date of purchase, primarily consist of money market funds and commercial paper. We also maintained $2.6 million and $3.1 million in restricted cash as of June 30, 2026 and December 31, 2025, respectively.

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

Short-term obligations were $7.4 million for leases and $8.0 million for service and licensing as of June 30, 2026. Long-term obligations were $11.7 million for leases and $2.2 million for service and licensing as of June 30, 2026. We expect to fund these obligations through our existing cash and cash equivalents and cash generated from operations.

Convertible Preferred Stock

Pursuant to an investment agreement dated February 17, 2021 with Echelon Health SPV, LP (“H.I.G.”) (the “H.I.G. Investment Agreement”), we issued and sold 2,250,000 shares of Series A convertible preferred stock (“Series A Preferred Stock”) at an aggregate purchase price of $225.0 million to H.I.G. in a private placement and received $214.0 million net proceeds on April 30, 2021. On December 31, 2025, in connection with our entry into the Revolving Credit Agreement (as defined below), we entered into a first amendment to the H.I.G. Investment Agreement (the “H.I.G. Investment Agreement Amendment”), which amends the H.I.G. Investment Agreement to, among other things, explicitly permit entry into, borrowings under, and refinancing of the Revolving Credit Facility up to the initial $125.0 million in Aggregate Revolving Loan Commitments, as defined in the H.I.G. Investment Agreement Amendment, plus in the case of refinancings, certain additional amounts, and add a liquidity covenant substantially similar to the covenant provided for in the Revolving Credit Facility, with the sole remedy for breach of the liquidity covenant being a 2.00% increase in the paid-in-kind dividend rate. During the second quarter of 2026, we made a cash dividend payment of $3.1 million.

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

As of September 30, 2023, we failed to maintain the Minimum Asset Coverage Ratio, which entitles H.I.G. to the additional rights set forth above. On March 13, 2024, the Nominating and Corporate Governance Committee of our Board of Directors approved the appointment of a board observer designated by H.I.G. As of November 30, 2024, we were no longer in compliance with the Minimum Liquidity Amount. The non-compliance with the Minimum Asset Coverage Ratio or the Minimum Liquidity Amount does not entitle H.I.G. to accelerate the redemption of the Series A Preferred Stock nor is it expected to materially impact our ability to generate and obtain adequate amounts of cash to meet our short-term or long-term requirements. As of June 30, 2026, we were in compliance with the additional liquidity covenant required in the H.I.G. Investment Agreement Amendment.

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

Financial covenants in the Revolving Credit Agreement require that we maintain a maximum total leverage ratio, a minimum unrestricted cash balance and a minimum lifetime value to acquisition cost ratio, each as defined in the Revolving Credit Agreement. Additionally, the Revolving Credit Agreement contains customary affirmative and negative covenants that limit the ability of the Borrower and its subsidiaries or the Guarantors, as applicable, to, among other things: (i) incur additional debt or issue certain preferred stock; (ii) pay dividends, redeem stock, or make other distributions; (iii) make other restricted payments or investments; (iv) grant liens or security interests on assets; (v) transfer or sell assets; (vi) create restrictions on payment of dividends or other amounts; (vii) engage in mergers or consolidations; or (viii) engage in certain transactions with affiliates, in each case, subject to certain carve outs and exceptions. The Revolving Credit Agreement also contains various events of default, such as a default in the performance or observance of any covenant (subject to cure periods and materiality thresholds). Upon the occurrence and during the continuance of an event of default, the Agent is entitled to take various actions, including the acceleration of all amounts due under the Revolving Credit Agreement. There are significant restrictions over eHealth, Inc.’s ability to obtain funds from certain of its subsidiaries through dividends, loans or advances as contained in the Revolving Credit Agreement. As of June 30, 2026, the interest rate was 10.14%. For the three and six months ended June 30, 2026, we incurred interest expense of $3.2 million and $6.4 million, respectively. As of June 30, 2026, the carrying value of the loan under the Revolving Credit Facility was $114.6 million and we were in compliance with our Revolving Credit Agreement covenants.

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

Cash Activities

Our cash flows for the six months ended June 30, 2026 and 2025 are summarized as follows (in thousands):

	Six Months Ended June 30,
	2026	2025
Net cash provided by operating activities	$30,810	$35,917
Net cash used in investing activities	(32,434)	(4,647)
Net cash used in financing activities	(3,189)	(4,543)

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

Six Months Ended June 30, 2026 – Net cash provided by operating activities was $30.8 million during the six months ended June 30, 2026 driven by changes in net operating assets and liabilities of $55.4 million and adjustments for non-cash items of $3.7 million, partially offset by a net loss of $28.3 million. Cash provided by changes in net operating assets and liabilities during the six months ended June 30, 2026 primarily consisted of decreases of $115.5 million in contract assets – commissions receivable and $5.9 million in accounts receivable, partially offset by decreases of $25.4 million in accounts payable, $26.1 million in accrued compensation and benefits, $13.4 million in accrued marketing expenses, and $2.5 million in deferred revenue. Adjustments for non-cash items primarily consisted of $5.6 million of amortization of internally developed software and $4.6 million of stock-based compensation expense, partially offset by a $8.7 million decrease due to the change in deferred income taxes.

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

Six Months Ended June 30, 2026 – Net cash used in investing activities of $32.4 million for the six months ended June 30, 2026 mainly consisted of $48.6 million used to purchase marketable securities and $4.3 million in capitalized internal-use software and website development costs, partially offset by $21.1 million in proceeds from the maturities and redemptions of marketable securities.

Six Months Ended June 30, 2025 – Net cash used in investing activities of $4.6 million for the six months ended June 30, 2025 mainly consisted of $61.9 million used to purchase marketable securities and $7.4 million in capitalized internal-use software and website development costs, partially offset by $66.5 million in proceeds from the maturities and redemptions of marketable securities.

Financing Activities

Six Months Ended June 30, 2026 – Net cash used in financing activities of $3.2 million for the six months ended June 30, 2026 was due to a $3.1 million preferred stock dividend payment.

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

Full-time internal benefit advisors represent the majority of our telesales capacity. We aim to maintain our internal benefit advisor workforce year-round, net of natural attrition, and expect to increase utilization outside of the enrollment periods with our lifetime advisory model, by expanding ancillary products offerings and carrier call center outsourcing programs. We typically begin ramping up our telesales capacity during the second quarter in preparation for the fourth quarter AEP. The magnitude of new agent hiring is driven by our enrollment growth goals for that year. Our customer care and enrollment expenses are typically highest in the fourth quarter and lowest in the second quarter. We also incur a significant portion of our marketing and advertising expenses in the fourth quarter as a result of the Medicare AEP and OEP under the Affordable Care Act. We expect this seasonal trend in marketing and advertising expenses to continue in the foreseeable future.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The success of our business depends upon our ability to enter into and maintain relationships with health insurance carriers on favorable economic terms. Our platform offers a broad selection of insurance products from over 180 health insurance carriers nationwide, including approximately 50 Medicare carriers. In the ordinary course of business, the carriers represented on our platform naturally fluctuate, as we and our carrier partners reassess distribution strategies and business objectives in response to consumer preferences, market conditions, carrier performance, legal and regulatory conditions, plan ratings, and the cost of supporting particular carriers. Carriers that are removed from our platform may also be added back in the future.

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

In order to offer the qualified health plans (“QHPs”) through which individuals and families may receive Affordable Care Act subsidies, we must meet certain conditions, such as obtaining permission from the applicable government health insurance exchange, entering into or maintaining required agreements, ensuring that enrollment and subsidy applications are completed through the exchange and complying with relevant privacy, security, identity and income verification, and other standards. Internet-based agents and brokers such as us may also be required to meet certain additional website requirements. To help manage the operational, regulatory and cost burdens associated with QHP enrollments, we currently rely on a third-party vendor, and our QHP enrollments are made predominantly through the Federally Facilitated Marketplace (“FFM”), which currently operates all or part of the health insurance exchange in most states. The remaining states operate their own state-based exchanges (“SBEs”).

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

Our subsidiary in China supports certain operational functions, including the maintenance and updates of our ecommerce platform. As a result, we are subject to different and evolving laws, rules and regulations, including intellectual property, privacy, data transfer, data security, anti-bribery and anti-corruption, labor, tax, and foreign exchange rules in both China and the United States. For example, U.S. restrictions on providing certain “covered persons” and “countries of concern” with access to broadly defined categories of U.S. sensitive personal data and U.S. government-related data took effect on April 8, 2025. We have relocated certain China-based functions back to the United States to comply with these restrictions, but additional restrictions could further impact our business activities in China. U.S. and Chinese trade laws may also impose additional restrictions on the transfer of programming or technology. Any significant disruptions involving third-party communications that we use with our employees in China could also impair our operations. These laws, regulations and standards are complex, ambiguous and subject to change or interpretation, creating uncertainty and increasing enforcement risks and compliance costs. Violation of applicable laws and regulations could damage our brand and our relationship with our health insurance carriers and could result in regulatory enforcement actions or the imposition of civil or criminal penalties and fines. If health insurance carriers with which we partner develop concerns about our China operations, they could limit or terminate their relationships with us, despite additional security and operational measures that we have taken.

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

We expect the Medicare market to remain fluid for the foreseeable future. Changes in the U.S. political environment, including the policies and priorities of the Trump administration and closely divided control of Congress have resulted in significant changes and may continue to create uncertainty with respect to legislation, regulation, implementation and potential repeal of laws and rules related to government health programs, including Medicare, Medicaid and the Affordable Care Act. For example, President Trump and other policymakers have issued and may continue to issue various orders and proposals impacting Medicaid, Medicare, the Affordable Care Act and other entitlement programs, such as reducing, eliminating or allowing certain subsidies to expire; changing federal-state financing arrangements; and mandating the disclosure of Medicare Advantage organizations’ medical loss ratio (MLR) spend. We also expect continued proposals targeting reimbursement methodologies and individual eligibility criteria for government health care programs. In addition, initiatives launched by the Trump administration and legislative bodies continue to focus on improving efficiency and reducing waste, fraud and abuse of government resources. While we cannot predict the full impact of these initiatives, changes to CMS spending or program administration could impact beneficiary experiences and could ultimately adversely impact our business, operating results and financial condition.

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

On February 17, 2021, we entered into an investment agreement with Echelon Health SPV, LP (“H.I.G.”), pursuant to which H.I.G. purchased 2.25 million shares of Series A convertible preferred stock (“Series A Preferred Stock”) for an aggregate price of $225.0 million (the “H.I.G. Investment Agreement”). The H.I.G. Investment Agreement contains certain negative operating covenants that will remain in effect for so long as H.I.G. continues to own at least 30% of the shares of Series A Preferred Stock originally issued to it. The Company is required to maintain an Asset Coverage Ratio and a Minimum Liquidity Amount (in each case, as defined in the H.I.G. Investment Agreement). Failure to maintain the Minimum Asset Coverage Ratio or the Minimum Liquidity Amount as of the date or the time period required by the H.I.G. Investment Agreement, for as long as H.I.G. continues to own at least 30% of the Series A Preferred Stock originally issued to it in the private placement, entitles H.I.G., subject to conditions and restrictions specified therein, to additional rights, including the right to nominate one additional member to our Board of Directors, the right to approve our annual budget, the right to approve the hiring or termination of certain key executives and the right to approve the incurrence of certain indebtedness. On December 31, 2025, in connection with our entry into Revolving Credit Agreement, we entered into a first amendment to the H.I.G. Investment Agreement (the “H.I.G. Investment Agreement Amendment”), which amends the H.I.G. Investment Agreement to, among other things, explicitly permit entry into, borrowings under, and refinancing of the Revolving Credit Facility up to the initial $125.0 million in Aggregate Revolving Loan Commitments, as defined in the

H.I.G. Investment Agreement Amendment, plus in the case of refinancings, certain additional amounts, and add a liquidity covenant substantially similar to the covenant provided for in the Revolving Credit Agreement (the “Liquidity Covenant”), with the sole remedy for breach of the liquidity covenant being a 2.00% increase in the paid-in-kind dividend rate. We have not met the Minimum Asset Coverage Ratio since the September 30, 2023 measurement date and as of November 30, 2024, we were no longer in compliance with the Minimum Liquidity Amount. As of June 30, 2026, H.I.G. continued to own at least 30% of the shares, and we were in compliance with the Liquidity Covenant.

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

ITEM 5.    OTHER INFORMATION

On August 4, 2026, the Company amended and restated its Executive Bonus Plan to expand eligibility to participate in the Executive Bonus Plan to all employees who are designated as participants by the Compensation Committee of the Board and to implement other clarifying changes to aid in administration of the plan.

In connection with its review and amendment of the Executive Bonus Plan, the Company identified a drafting error in Section 2(b)(ii) of the Severance Agreement between the Company and Michelle Barbeau, dated January 1, 2024, and the Severance Agreement between the Company and John Dolan, dated August 31, 2024 (collectively, the “Severance Agreements”). On August 4, 2026, the Company entered into amendments with Michelle Barbeau and John Dolan, respectively, to amend Section 2(b)(ii) of each Severance Agreement to correct the drafting error (the “Severance Agreement Amendments”).

The Severance Agreement Amendments clarify that performance-based equity awards for which performance goals have been achieved but which remain subject to time-based vesting shall be considered and treated as time-based awards under the terms of the applicable Severance Agreement. This treatment is consistent with the description of such awards in the section entitled “Employment Agreements, Severance Agreements and Change of Control Arrangements” in the Company’s Definitive Proxy Statement filed on April 28, 2026.

The foregoing descriptions of the Severance Agreements and the Severance Agreement Amendments do not purport to be complete and are qualified in their entirety by the full text of the Severance Agreements and Severance Agreement Amendments, copies of which are filed as (i) Exhibit 10.9 to the Company’s Annual Report on Form 10-K, filed February 27, 2025; (ii) Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed November 6, 2024, and (iii) Exhibits 10.3 and 10.4 to this Quarterly Report on Form 10-Q, and are incorporated by reference herein.

Securities Trading Plans of Directors and Executive Officers

During our last fiscal quarter, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408, except as follows:

On June 1, 2026, Francis S. Soistman, a member of our Board of Directors, adopted a 10b5-1 trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The 10b5-1 trading plan provides for the sale of an aggregate of up to 115,205 shares of our common stock. Unless otherwise terminated pursuant to its terms, the plan will terminate on June 1, 2027, or when all shares under the plan are sold.

ITEM 6.    EXHIBITS

(a) Exhibits
Except as so indicated in Exhibits 32.1 and 32.2, the following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number			Incorporation by Reference Herein
		Description of Exhibit	Form	Date
10.1*		Amended and Restated 2024 Equity Incentive Plan	Current Report on Form 8-K (File No. 001-33071)	June 25, 2026
10.2*	†	Executive Bonus Plan
10.2.1*	†	Form of Cash Performance Award Agreement
10.3*	†	Amendment to the Severance Agreement between the Company and Michelle M. Barbeau, dated August 4, 2026
10.4*	†	Amendment to the Severance Agreement between the Company and John J. Dolan, dated August 4, 2026
10.5*	†	Amendment to the Severance Agreement between the Company and Gavin G. Galimi, dated August 4, 2026
31.1	†	Certification of Derrick A. Duke, Chief Executive Officer of eHealth, Inc., pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	†	Certification of John J. Dolan, Chief Financial Officer of eHealth, Inc., pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	‡	Certification of Derrick A. Duke, Chief Executive Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	‡	Certification of John J. Dolan, Chief Financial Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	†	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	†	Inline XBRL Taxonomy Extension Schema Document
101.CAL	†	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	†	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	†	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	†	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		The cover page from the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2026, formatted in Inline XBRL and contained in Exhibit 101
†    Filed herewith.
‡    Furnished herewith.
*    Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EHEALTH, INC.
Date:	August 5, 2026	/s/ Derrick A. Duke
Derrick A. Duke Chief Executive Officer (Principal Executive Officer)

Date:	August 5, 2026	/s/ John J. Dolan
John J. Dolan Chief Financial Officer (Principal Financial Officer)