Form 10-Q
period 2026-09-30
eHealth, Inc.
filed 2026-11-05
CIK 1333493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of October 30, 2026 was 32,358,486 shares.

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
•liquidity and capital needs;
•our ability to regain and maintain compliance with Nasdaq’s continued listing requirements, including the Minimum Bid Price Requirement, and any actions we may take to regain compliance, including a potential reverse stock split;
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

We have based these forward-looking statements on our current expectations about future events. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Our actual results may differ materially from those expressed or implied by these forward-looking statements for various reasons, including our ability to retain existing members and enroll new members during the annual healthcare open enrollment period, the Medicare annual enrollment period, the Medicare Advantage open enrollment period and other special enrollment periods; changes in laws, regulations and guidelines, including in connection with healthcare reform or with respect to the marketing and sale of Medicare plans; competition, including competition from government-run health insurance exchanges and marketplaces, and other sources; the seasonality of our business and the fluctuation of our operating results; our ability to accurately estimate membership, lifetime value of commissions and commissions receivable; changes in product offerings among carriers on our ecommerce platform and changes in our estimated conversion rate of an approved member to a paying member and the resulting impact of each on our commission revenue; the concentration of our revenue with a small number of health insurance carriers; our ability to execute on our growth strategy and other business initiatives; changes in our senior management or other key employees; our ability to recruit, train, retain and ensure the productivity of licensed insurance agents, or benefit advisors, and other personnel; exposure to security risks and our ability to safeguard the security and privacy of confidential data; our relationships with health insurance carriers; the success of our carrier advertising and sponsorship program; our success in marketing and selling health insurance plans and our unit cost of acquisition; our ability to effectively manage our operations as our business evolves and execute on our business plan and other strategic initiatives; the need for health insurance carrier and regulatory approvals in connection with the marketing of Medicare-related insurance products; changes in the market for private health insurance; consumer satisfaction of our service and actions we take to improve the quality of enrollments; changes in member conversion rates; changes in commission rates; our ability to sell qualified health insurance plans to subsidy-eligible individuals and to enroll subsidy-eligible individuals through government-run health insurance exchanges and marketplaces; our ability to derive desired benefits from investments in our business, including membership growth and retention initiatives; our reliance on marketing partners; the success and cost of our marketing efforts, including branding, online advertising, direct-to-consumer mail, email, social media, telephone, SMS text, television, radio and other marketing efforts; our ability to contact our consumers or market our products through specific channels; timing of receipt and accuracy of commission reports; payment practices of health insurance carriers; risks associated with our operations in China; the restrictions in our debt obligations; the restrictions in our investment agreement with our convertible preferred stock investor; our ability to regain and maintain compliance with Nasdaq’s continued listing requirements, including the Minimum Bid Price Requirement, any actions we may take to regain compliance, including a potential reverse stock split, and the potential effects of a failure to regain or maintain compliance, including the potential delisting of our common stock; our ability to raise additional capital, including debt or equity financings, on terms acceptable to us or at all; compliance with insurance, privacy, cybersecurity and other laws and regulations; the outcome of litigation, government enforcement actions or regulatory inquiries in which we are or may from time to time be involved, including the complaint filed against us and certain defendants by the U.S. Attorney’s Office for the District of Massachusetts on May 1, 2025 alleging the violation of the Federal False Claims Act; the performance, reliability and availability of our information technology systems and our ability to maintain and improve such systems, ecommerce platform and underlying network infrastructure, including any new systems we may implement; our ability to deploy new and evolving technologies, such as artificial intelligence; public health crises, pandemics, natural disasters and other extreme events; general economic and macroeconomic conditions, including the risks of potential delays, reductions or disruptions in payments from a prolonged government shutdown, inflation, recession, political events, instability or geopolitical tensions, tariffs and trade tensions or other international disputes, financial, banking and credit market disruptions; our ability to effectively administer our self-insurance program; and those identified under the heading “Risk Factors” in Part II, Item 1A of this report and those discussed in our other Securities and Exchange Commission filings. Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in this report are made only as of the date hereof. Except as required by applicable law, we do not undertake, and specifically decline, any obligation to update any of these statements or to publicly announce the results of any revisions to any forward-looking statements, whether as a result of new information, future events, changes in assumptions or otherwise.

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
•Our failure to regain and maintain compliance with Nasdaq’s continued listing requirements could result in the delisting of our common stock, which may make it more difficult for investors to sell shares of our common stock and consequently may negatively impact the price of our common stock.
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

EHEALTH, INC.
FORM 10-Q

PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
EHEALTH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, unaudited)

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$57,307	$73,725
Short-term marketable securities	30,817	3,495
Accounts receivable	2,041	7,688
Contract assets – commissions receivable – current	208,846	236,116
Prepaid expenses and other current assets	17,082	13,328
Total current assets	316,093	334,352
Contract assets – commissions receivable – non-current	761,781	886,614
Property and equipment, net	3,721	4,531
Operating lease right-of-use assets	6,727	8,429
Restricted cash	2,630	3,090
Other assets	22,695	25,452
Total assets	$1,113,647	$1,262,468

Liabilities, convertible preferred stock and stockholders’ equity
Current liabilities:
Accounts payable	$4,341	$28,323
Accrued compensation and benefits	16,209	41,009
Accrued marketing expenses	2,782	16,182
Lease liabilities – current	6,448	7,349
Other current liabilities	6,633	6,207
Total current liabilities	36,413	99,070
Long-term debt	115,494	112,954
Deferred income taxes – non-current	34,518	57,223
Lease liabilities – non-current	9,646	14,050
Other non-current liabilities	4,853	5,519
Total liabilities	200,924	288,816
Commitments and contingencies (Note 8)
Convertible preferred stock	419,180	382,057
Stockholders’ equity:
Common stock	46	44
Additional paid-in capital	740,653	761,495
Treasury stock, at cost	(199,998)	(199,998)
Retained earnings (deficit)	(47,505)	30,116
Accumulated other comprehensive income (loss)	347	(62)
Total stockholders’ equity	493,543	591,595
Total liabilities, convertible preferred stock and stockholders’ equity	$1,113,647	$1,262,468

The accompanying notes are an integral part of these condensed consolidated financial statements.

EHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands, except per share amounts, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue:
Commission	$17,765	$47,223	$127,376	$200,900
Other	3,516	6,646	15,489	26,870
Total revenue	21,281	53,869	142,865	227,770
Operating costs and expenses:
Marketing and advertising	10,889	24,395	48,063	87,009
Customer care and enrollment	28,812	36,814	83,394	101,945
Technology and content	12,245	11,805	34,881	35,760
General and administrative	15,677	21,925	46,772	60,817
Impairment, restructuring and other charges	—	455	6,432	2,010
Total operating costs and expenses	67,623	95,394	219,542	287,541
Loss from operations	(46,342)	(41,525)	(76,677)	(59,771)
Interest expense	(4,179)	(2,384)	(12,268)	(7,380)
Other income, net	787	978	2,459	3,894
Loss before income taxes	(49,734)	(42,931)	(86,486)	(63,257)
Benefit from income taxes	(13,815)	(11,240)	(22,258)	(16,118)
Net loss	(35,919)	(31,691)	(64,228)	(47,139)
Preferred stock dividends	(6,353)	(5,987)	(18,687)	(17,614)
Change in preferred stock redemption value	(8,133)	(6,903)	(23,108)	(19,583)
Net loss attributable to common stockholders	$(50,405)	$(44,581)	$(106,023)	$(84,336)

Net loss per share attributable to common stockholders:
Basic and diluted	$(1.57)	$(1.46)	$(3.35)	$(2.78)
Weighted-average number of shares used in per share amounts:
Basic and diluted	32,133	30,633	31,685	30,347
Comprehensive loss:
Net loss	$(35,919)	$(31,691)	$(64,228)	$(47,139)
Unrealized gain (loss) on available for sale debt securities, net of tax	(16)	5	(46)	(23)
Foreign currency translation adjustments	132	77	455	79
Comprehensive loss	$(35,803)	$(31,609)	$(63,819)	$(47,083)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance as of December 31, 2025	44,797	$44	$761,495	13,803	$(199,998)	$30,116	$(62)	$591,595
Issuance of common stock in connection with equity incentive plans	203	1	—	—	—	—	—	1
Repurchase of shares to satisfy employee tax withholding obligations	—	—	(161)	45	—	—	—	(161)
Dividends and accretion related to convertible preferred stock	—	—	—	—	—	(13,393)	—	(13,393)
Stock-based compensation	—	—	2,283		—	—	—	2,283
Other comprehensive income, net of tax	—	—	—	—	—	—	120	120
Net loss	—	—	—	—	—	(4,714)	—	(4,714)
Balance as of March 31, 2026	45,000	$45	$763,617	13,848	$(199,998)	$12,009	$58	$575,731
Issuance of common stock in connection with equity incentive plans	763	1	—	—	—	—	—	1
Repurchase of shares to satisfy employee tax withholding obligations	—	—	(49)	30	—	—	—	(49)
Dividends and accretion related to convertible preferred stock	—	—	(13,916)	—	—	—	—	(13,916)
Issuance of common stock for employee stock purchase program	64	—	102	—	—	—	—	102
Stock-based compensation	—	—	2,356		—	—	—	2,356
Other comprehensive income, net of tax	—	—	—	—	—	—	173	173
Net loss	—	—	—	—	—	(23,595)	—	(23,595)
Balance as of June 30, 2026	45,827	$46	$752,110	13,878	$(199,998)	$(11,586)	$231	$540,803
Issuance of common stock in connection with equity incentive plans	372	—	—	—	—	—	—	—
Repurchase of shares to satisfy employee tax withholding obligations	—	—	(47)	36	—	—	—	(47)
Dividends and accretion related to convertible preferred stock	—	—	(14,486)	—	—	—	—	(14,486)
Stock-based compensation	—	—	3,076	—	—	—	—	3,076
Other comprehensive income, net of tax	—	—	—	—	—	—	116	116
Net loss	—	—	—	—	—	(35,919)	—	(35,919)
Balance as of September 30, 2026	46,199	$46	$740,653	13,914	$(199,998)	$(47,505)	$347	$493,543

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

EHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Nine Months Ended September 30,
	2026	2025
Operating activities:
Net loss	$(64,228)	$(47,139)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,423	1,384
Amortization of internally developed software	8,502	9,162
Stock-based compensation expense	7,657	11,587
Deferred income taxes	(22,705)	(17,010)
Impairment charges	303	868
Other non-cash items	1,481	(596)
Changes in operating assets and liabilities:
Accounts receivable	5,647	14,955
Contract assets – commissions receivable	152,638	92,811
Prepaid expenses and other assets	(7,114)	(7,661)
Accounts payable	(24,007)	(17,111)
Accrued compensation and benefits	(24,800)	(19,621)
Accrued marketing expenses	(13,399)	(11,054)
Deferred revenue	(2,483)	(872)
Accrued expenses and other liabilities	653	901
Net cash provided by operating activities	19,568	10,604
Investing activities:
Capitalized internal-use software and website development costs	(6,233)	(10,785)
Purchases of property and equipment and other assets	(673)	(2,107)
Purchases of marketable securities	(59,787)	(74,010)
Proceeds from redemption and maturities of marketable securities	33,059	105,950
Net cash provided by (used in) investing activities	(33,634)	19,048
Financing activities:
Payments of deferred financing costs	—	(1,000)
Net proceeds from exercise of common stock options and employee stock purchases	102	189
Repurchase of shares to satisfy employee tax withholding obligations	(255)	(2,102)
Payments of preferred stock dividends	(3,083)	(2,906)
Net cash used in financing activities	(3,236)	(5,819)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	424	59
Net increase (decrease) in cash, cash equivalents and restricted cash	(16,878)	23,892
Cash, cash equivalents and restricted cash at beginning of period	76,815	42,287
Cash, cash equivalents and restricted cash at end of period	$59,937	$66,179

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

Basis of Presentation – The accompanying Condensed Consolidated Balance Sheet as of September 30, 2026 and other condensed consolidated financial statements for the three and nine months ended September 30, 2026 and 2025 are unaudited. The Condensed Consolidated Balance Sheet as of December 31, 2025 was derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the Securities and Exchange Commission on February 26, 2026. The accompanying financial statements and related notes should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K.

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

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2025 and include all adjustments necessary for the fair presentation of our financial position as of September 30, 2026 and December 31, 2025 and our results of operations for the periods presented. The results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for any subsequent period or for the year ended December 31, 2026 and therefore, should not be relied upon as an indicator of future results.

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

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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

Recently Adopted Accounting Pronouncements

We did not adopt any new accounting pronouncements during the nine months ended September 30, 2026.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 2 – Revenue

Disaggregation of Revenue – The table below depicts the disaggregation of revenue by product and is consistent with how we evaluate our financial performance (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Medicare
Medicare Advantage	$11,042	$37,713	$98,394	$150,963
Medicare Supplement	2,465	2,309	10,995	24,199
Medicare Part D	75	1,561	479	2,956
Total Medicare	13,582	41,583	109,868	178,118
Individual and Family (2)
Non-Qualified Health Plans (1)	(189)	(125)	(267)	359
Qualified Health Plans (1)	(140)	(64)	(266)	1,299
Total Individual and Family	(329)	(189)	(533)	1,658
Ancillary
Hospital Indemnity	917	1,870	4,836	5,556
Dental	485	128	1,994	2,384
Vision	232	215	1,107	1,236
Short-term	341	890	749	1,622
Other	189	171	719	557
Total Ancillary	2,164	3,274	9,405	11,355
Small Business	2,157	2,251	7,893	7,982
Commission Bonus and Other	191	304	743	1,787
Total Commission Revenue	17,765	47,223	127,376	200,900
Other Revenue
Sponsorship and Advertising Revenue	268	2,538	2,231	13,430
Fee-based and Other Revenue	3,248	4,108	13,258	13,440
Total Other Revenue	3,516	6,646	15,489	26,870
Total Revenue	$21,281	$53,869	$142,865	$227,770
_____________
(1)    Revenue was negative due to net commission revenue from members approved in prior periods. Such amounts were $(0.4) million and $(0.2) million for non-qualified and qualified health plans, respectively, for the three months ended September 30, 2026; $(1.6) million and $(1.0) million for non-qualified and qualified health plans, respectively, for the nine months ended September 30, 2026; and $(0.5) million and $(0.3) million for non-qualified and qualified health plans, respectively, for the three months ended September 30, 2025.
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

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Commission revenue by segment is presented in the table below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Medicare
Commission revenue from members approved during the period	$13,272	$31,402	$98,851	$146,304
Net commission revenue from members approved in prior periods (1)	1,507	12,081	17,384	39,135
Total Medicare segment commission revenue	$14,779	$43,483	$116,235	$185,439
Employer and Individual
Commission revenue from members approved during the period	$1,459	$1,881	$5,369	$7,659
Commission revenue from renewals of small business members during the period	1,675	1,737	6,159	6,479
Net commission revenue from members approved in prior periods (1)	(148)	122	(387)	1,323
Total Employer and Individual segment commission revenue	$2,986	$3,740	$11,141	$15,461

Total commission revenue from members approved during the period	$14,731	$33,283	$104,220	$153,963
Commission revenue from renewals of small business members during the period	1,675	1,737	6,159	6,479
Total net commission revenue from members approved in prior periods (1)(2)	1,359	12,203	16,997	40,458
Total commission revenue	$17,765	$47,223	$127,376	$200,900
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
(2)The after-tax impact of total net commission revenue from members approved in prior periods for the three months ended September 30, 2026 and 2025 was $0.03 and $0.30 per basic and diluted share, respectively. The after-tax impact of total net commission revenue from members approved in prior periods for the nine months ended September 30, 2026 and 2025 was $0.41 and $1.01 per basic and diluted share, respectively.

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

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Our cash, cash equivalents and restricted cash balances are summarized as follows (in thousands):

	September 30, 2026	December 31, 2025
Cash	$15,780	$58,162
Cash equivalents	41,527	15,563
Cash and cash equivalents	57,307	73,725
Restricted cash	2,630	3,090
Total cash, cash equivalents and restricted cash	$59,937	$76,815

As of September 30, 2026 and December 31, 2025, we had $2.6 million and $3.1 million of restricted cash, respectively, which was classified as a non-current asset on our Condensed Consolidated Balance Sheets. This amount collateralizes letters of credit related to certain lease commitments.

Contract Assets and Accounts Receivable

We do not require collateral or other security for our contract assets and accounts receivable. We believe the potential for collection issues with any of our customers was minimal as of September 30, 2026.

We estimate an allowance for credit losses using relevant available information from internal and external sources related to past events, current conditions and reasonable and supportable forecasts. Specifically, for the purpose of measuring the probability of default parameters, we utilize Capital IQ’s, Standard & Poor’s and Moody’s analytics. Our estimates of loss given default are determined by using our historical collections data as well as historical information obtained through our research and review of other insurance related companies. Our estimated exposure at default is determined by applying these internal and external data sources to our commissions receivable balances. As such, we apply an immediate reversion method and revert to historical loss information when computing our credit loss exposure. Credit loss expenses are assessed quarterly and included in the “General and administrative” line in our Condensed Consolidated Statements of Comprehensive Loss. There were no write-offs during the nine months ended September 30, 2026 or for the year ended December 31, 2025.

The change in the allowance for credit losses is summarized as follows (in thousands):

	September 30, 2026	December 31, 2025
Beginning balance	$2,438	$2,222
Change in allowance	(534)	216
Ending balance	$1,904	$2,438

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Our contract assets – commissions receivable activities, net of credit loss allowances, are summarized as follows (in thousands):

	Medicare Segment	E&I Segment	Total
Beginning balance at December 31, 2025	$1,068,918	$53,812	$1,122,730
Commission revenue from members approved during the period	98,851	5,369	104,220
Commission revenue from renewals of small business members during the period	—	6,159	6,159
Net commission revenue from members approved in prior periods	17,384	(387)	16,997
Cash receipts	(260,238)	(19,775)	(280,013)
Net change in credit loss allowance	509	25	534
Ending balance at September 30, 2026	$925,424	$45,203	$970,627

Credit Risk

Our financial instruments that are exposed to concentrations of credit risk principally consist of cash, cash equivalents, marketable securities, contract assets – commissions receivable and accounts receivable. We invest our cash and cash equivalents with major banks and financial institutions, and, at times, such investments are in excess of federally insured limits. We also have deposits with major banks in China that are denominated in both U.S. dollars and Chinese Yuan Renminbi and are not insured by the U.S. federal government. The deposits in China were $0.6 million as of September 30, 2026. See Note 4 – Fair Value Measurements for additional information regarding our marketable securities.

We do not require collateral or other security for either our contract assets or accounts receivable. Carriers, including subsidiaries, that represented 10% or more of our total contract assets – commissions receivable and accounts receivable balances are summarized as follows:

	September 30, 2026	December 31, 2025
Humana	34%	33%
UnitedHealthcare	30%	28%
Aetna	13%	13%

Prepaid Expenses and Other Current Assets – Our prepaid expenses and other current assets are summarized as follows (in thousands):

	September 30, 2026	December 31, 2025
Prepaid marketing	$5,692	$1,104
Prepaid software and maintenance contracts	5,576	5,449
Prepaid licenses	2,251	2,335
Prepaid insurance	691	1,254
Prepaid other expenses	1,400	1,787
Other current assets	1,472	1,399
Prepaid expenses and other current assets	$17,082	$13,328

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

Our financial assets measured at fair value on a recurring basis are summarized below by their classification within the fair value hierarchy as follows (in thousands):

	September 30, 2026
	Carrying Value	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents
Money market funds	$8,398	$8,398	$—	$—	$8,398
Commercial paper	33,129	—	33,129	—	33,129
Short-term marketable securities
Government securities	14,910	—	14,910	—	14,910
Commercial paper	12,922	—	12,922	—	12,922
Corporate bonds	2,985	—	2,985	—	2,985
Total assets measured at fair value	$72,344	$8,398	$63,946	$—	$72,344

	December 31, 2025
	Carrying Value	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents
Money market funds	$15,563	$15,563	$—	$—	$15,563
Short-term marketable securities
Commercial paper	3,495	—	3,495	—	3,495
Total assets measured at fair value	$19,058	$15,563	$3,495	$—	$19,058

We endeavor to utilize the best available information in measuring fair value. Our money market funds are measured at fair value based on quoted prices in active markets and are classified as Level 1 within the fair value hierarchy. Our available for sale marketable securities, which include government securities, commercial paper and corporate bonds, are measured at fair value using quoted market prices to the extent available or alternative pricing sources and models utilizing market observable inputs and are classified as Level 2 within the fair value hierarchy. There were no transfers between the hierarchy levels during the nine months ended September 30, 2026 or the year ended December 31, 2025.

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The following table summarizes our cash equivalents and available for sale debt securities by contractual maturity (in thousands):

	As of September 30, 2026		As of December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in 1 year	$72,390	$72,344	$19,058	$19,058

Unrealized gains and losses on available for sale debt securities that are not credit related are included in accumulated other comprehensive income (loss) and summarized as follows (in thousands):

	September 30, 2026
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents
Money market funds	$8,398	$—	$—	$8,398
Commercial paper	33,135	—	(6)	33,129
Short-term marketable securities
Government securities	14,937	—	(27)	14,910
Commercial paper	12,933	—	(11)	12,922
Corporate bonds	2,987	—	(2)	2,985
Total	$72,390	$—	$(46)	$72,344

	December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents
Money market funds	$15,563	$—	$—	$15,563
Short-term marketable securities
Commercial paper	3,495	—	—	3,495
Total	$19,058	$—	$—	$19,058

As of September 30, 2026, we had 40 securities in a net unrealized loss position that were immaterial individually and in aggregate. As of December 31, 2025, we had no securities in a net unrealized loss position. We did not record any credit losses regarding our available for sale debt securities during the nine months ended September 30, 2026 and 2025. We do not intend to sell these securities at a significant loss as we have the ability to hold them until maturity, and it is more likely than not that we will not be required to sell these securities before the recovery of their amortized cost basis. We recognized interest income of $0.8 million and $0.9 million for the three months ended September 30, 2026 and 2025, and $2.6 million and $3.5 million for the nine months ended September 30, 2026 and 2025, respectively.
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

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Stock Repurchase Programs – We had no stock repurchase activity during the three and nine months ended September 30, 2026 or 2025 and had 10.7 million shares previously repurchased under our past repurchase programs. For accounting purposes, common stock repurchased under our stock repurchase programs is recorded based upon the settlement date of the applicable trade. Such repurchased shares are held in treasury and are presented using the cost method.

In addition, as of September 30, 2026 and 2025, we had 3.2 million and 3.0 million shares, respectively, in treasury that were previously surrendered by employees to satisfy tax withholding due in connection with the vesting of certain restricted stock units. As of September 30, 2026 and 2025, we had a total of 13.9 million and 13.7 million shares, respectively, held in treasury. Beginning in the first quarter of 2026, we changed our methodology for processing of employee tax remittances upon the vesting of stock-based equity awards from withholding shares to selling a portion of vested shares to cover the applicable withholding tax obligations (sell-to-cover). No shares are transferred to the Company’s treasury stock in connection with tax withholdings funded by sell-to-cover transactions. We continue to settle by withholding shares in connection with stock-based equity award settlements for certain employee insiders who are subject to short-swing profit rules.

Stock-Based Compensation Expense – Our stock-based compensation expense is summarized by award types for the periods presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Restricted stock units	$2,077	$3,115	$6,246	$9,424
Performance-based stock units	967	619	1,308	1,565
Employee stock purchase program	25	67	103	160
Common stock options	—	121	—	438
Total stock-based compensation expense	$3,069	$3,922	$7,657	$11,587
Related tax benefit recognized	$746	$947	$1,862	$2,793

The following table summarizes stock-based compensation expense by operating function for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Marketing and advertising	$461	$609	$1,109	$1,691
Customer care and enrollment	249	339	697	935
Technology and content	446	666	1,145	2,034
General and administrative	1,913	2,308	4,706	6,927
Total stock-based compensation expense	$3,069	$3,922	$7,657	$11,587
Amount capitalized for internal-use software	7	96	58	344
Total stock-based compensation	$3,076	$4,018	$7,715	$11,931
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

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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

Dividends – The Series A Preferred Stock participates, on an as-converted basis, in all dividends paid to the holders of our common stock. From April 30, 2021 through June 30, 2023, dividends accrued at 8% per annum on the stated value of $100 per share, payable in kind (“PIK”). Subsequent to June 30, 2023, dividends accrue at 8% per annum, with 6% PIK and 2% payable in cash in arrears. Dividends compound semiannually and are PIK and payable in cash in arrears, as applicable, on June 30 and December 31 of each year. Cash dividends are payable upon declaration by the Company and out of funds legally available therefor. PIK dividends are cumulative and are added to the Accrued Value, as defined in the H.I.G. Investment Agreement. During the nine months ended September 30, 2026, we made a cash dividend payment of $3.1 million. As of September 30, 2026, we have accrued $1.6 million for cash dividends.

Board Nomination Rights – As of September 30, 2026, H.I.G. has designated one member and one board observer to the Company’s Board of Directors.

Conversion Rights – The Series A Preferred Stock is convertible at any time into common stock at a conversion rate (the “Conversion Price”) and is subject to further adjustment and the number of shares of common stock issuable upon conversion is subject to certain limitations, each as set forth in the H.I.G. Investment Agreement. As of September 30, 2026, the Conversion Price was equal to $79.5861 per share.

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

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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

The H.I.G. Investment Agreement Amendment adds an additional liquidity covenant in which our Unrestricted Cash, as defined in the H.I.G. Investment Agreement Amendment, shall be no less than $45.0 million as of the last day of each calendar month for as long as H.I.G. continues to own at least 30% of the Series A Preferred Stock originally issued to it in the private placement. Failure to maintain the minimum Unrestricted Cash balance will result in a PIK dividend accrual rate of 8.00% per annum until the later of (a) the date on which we cure such breach, violation or failure and (b) the one-year anniversary of the date on which such breach, violation or failure first occurred. As of September 30, 2026, we were in compliance with the additional liquidity covenant.

As of September 30, 2026, the estimated Series A Preferred Stock redemption value equals 135% of the Accrued Value per share as of the redemption date, plus accrued PIK dividends that have not yet been added to the Accrued Value, which is significantly in excess of the fair value of the common stock into which the Series A Preferred Stock is convertible as of September 30, 2026. We have elected to apply the accretion method to adjust the carrying value of the Series A Preferred Stock to its redemption value at the earliest date of redemption, April 30, 2027. Amounts recognized to accrete the Series A Preferred Stock to its estimated redemption value are treated as a deemed dividend and are recorded as a reduction to retained earnings, to the extent available, and if not, are recorded as a reduction to additional-paid-in-capital. The estimated redemption value will vary in subsequent periods due to the redemption put right described above and we have elected to recognize such changes prospectively. No shares of Series A Preferred Stock have been converted, and the Series A Preferred Stock was convertible into 4.1 million shares of common stock as of September 30, 2026.

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The following table summarizes the proceeds and changes to our Series A Preferred Stock (in thousands):

Gross proceeds	$225,000
Less: issuance costs	(10,975)
Net proceeds	$214,025

Balance as of December 31, 2025	$382,057
Accrued paid-in-kind dividends	14,015
Change in preferred stock redemption value	23,108
Balance as of September 30, 2026	$419,180
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

The following table sets forth the computation of basic and diluted net loss attributable to common stockholders per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net loss attributable to common stockholders	$(50,405)	$(44,581)	$(106,023)	$(84,336)
Denominator:
Shares used in per share calculation – basic	32,133	30,633	31,685	30,347
Dilutive effect of common stock	—	—	—	—
Shares used in per share calculation – diluted	32,133	30,633	31,685	30,347
Net loss attributable to common stockholders per share – basic and diluted	$(1.57)	$(1.46)	$(3.35)	$(2.78)

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
For each of the three and nine months ended September 30, 2026 and 2025, we had securities outstanding that could potentially dilute net loss per share, but the shares from the assumed conversion or exercise of these securities were excluded in the computation of diluted net loss per share as their effect would have been anti-dilutive. The number of weighted-average outstanding anti-dilutive shares that were excluded from the computation of diluted net loss per share consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Convertible preferred stock	4,021	3,791	3,963	3,736
Restricted stock units	1,986	2,383	2,012	1,508
Performance-based stock units	1,645	479	1,645	469
Common stock options	100	193	100	205
Employee stock purchase program	62	79	106	13
Total	7,814	6,925	7,826	5,931
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

Our future minimum payments under non-cancellable contractual service and licensing obligations as of September 30, 2026 were as follows (in thousands):

Year ending December 31,
2026 (remainder)	$4,625
2027	4,241
2028	652
2029	—
2030	—
Thereafter	—
Total	$9,518

Operating Leases

Refer to Note 10 – Leases for commitments related to our operating leases.

Self-Insurance

We provide comprehensive major medical benefits to our employees. We maintain a substantial portion of our U.S. employee health insurance benefits on a self-insured basis with up to $0.3 million per individual per year with the maximum claim liability as of September 30, 2026 of $30.3 million. As a result, we record a self-insurance liability based on claims filed and an estimate of claims incurred but not yet reported. As of September 30, 2026 and

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
December 31, 2025, we had a self-insurance liability balance of $3.1 million and $2.6 million, respectively, in the “Accrued compensation and benefits” line on our Condensed Consolidated Balance Sheets.

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

As of September 30, 2026, we have not recorded any material litigation-related accruals for loss contingencies associated with legal proceedings or matters nor have we determined that an unfavorable outcome is reasonably possible or estimable. Legal proceedings or other contingencies may be material to our results of operations, financial condition or cash flows, even if we ultimately prevail, and we may from time to time enter into settlements to resolve such litigation. Legal costs incurred in connection with the resolution of claims, lawsuits and other contingencies generally are expensed as incurred.

Legal Proceedings

On May 1, 2025, we became aware that the United States District Court for the District of Massachusetts (the “Court”) unsealed a qui tam action, United States ex rel. Andrew Shea v. eHealth, Inc. et al, against numerous insurance carriers and insurance brokers, including eHealth, Inc. and its subsidiary, eHealthInsurance Services, Inc. The Relator’s lawsuit, originally filed under seal on November 2, 2021, was brought by a former eHealth marketing representative pursuant to the qui tam provision of the Federal False Claims Act. The Relator’s complaint alleges that eHealth, Inc. and eHealthInsurance Services, Inc., along with other insurance carriers and insurance brokers, violated the Federal False Claims Act through certain Medicare Advantage enrollment and marketing activities. The Relator’s complaint seeks, among other things, treble damages, civil penalties and costs. The Court’s May 1, 2025 order also unsealed the government’s notice of election to intervene in part in the qui tam action, as well as the government’s Complaint in Partial Intervention. The government’s Complaint brings similar claims under the Federal False Claims Act against certain defendants named in the Relator’s complaint, including eHealth, Inc. and eHealthInsurance Services, Inc. On August 19, 2025, eHealth jointly filed two motions to dismiss all claims against eHealth, and on December 9, 2025, eHealth filed a motion for leave to depose the Relator regarding certain eHealth privileged documents found to be in the Relator’s possession. The parties fully briefed both motions, which were heard by the Court on January 21, 2026. On March 25, 2026, the Court issued its opinion denying both motions except with respect to the government’s claim for unjust enrichment, which was dismissed. The motion for early discovery was denied without prejudice. On May 22, 2026, eHealth filed its answer to the government’s complaint, and on May 27, 2026, the Court issued a scheduling order setting discovery and dispositive motion deadlines and limits. The Relator’s case has been stayed pending the outcome of the government’s complaint in intervention. The parties are currently engaged in discovery and motion practice related thereto.
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

The E&I segment consists primarily of commissions earned from our sale of individual and family plans, including both qualified and non-qualified plans, employer plans, including small business health insurance plans, Custom Health Option and Individual Care Expense, or “CHOICE” arrangements (formerly known as Individual Coverage Health Reimbursement Arrangements, or “ICHRAs”), and ancillary products sold to our non-Medicare-eligible consumers, including but not limited to, dental, vision and short-term insurance. To a lesser extent, the E&I segment also includes amounts earned from our online sponsorship program that allows carriers to purchase advertising space in specific markets on our website as well as our technology licensing activities.

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

The results of our reportable segments are summarized for the periods presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Medicare:
Total revenue	$18,101	$49,932	$131,171	$211,660
Variable marketing and advertising	(4,597)	(16,930)	(29,119)	(64,483)
Medicare CC&E	(26,036)	(34,049)	(75,480)	(93,596)
Cost of revenue	(175)	(106)	(279)	158
Medicare segment gross profit (loss)	$(12,707)	$(1,153)	$26,293	$53,739

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Employer and Individual:
Total revenue	$3,180	$3,937	$11,694	$16,110
Variable marketing and advertising	(767)	(723)	(2,223)	(2,630)
E&I CC&E	(2,264)	(2,154)	(6,345)	(6,535)
Cost of revenue	(41)	(87)	(162)	(241)
E&I segment gross profit	$108	$973	$2,964	$6,704

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Consolidated:
Total revenue	$21,281	$53,869	$142,865	$227,770
Variable marketing and advertising	(5,364)	(17,653)	(31,342)	(67,113)
Segment CC&E	(28,300)	(36,203)	(81,825)	(100,131)
Cost of revenue	(216)	(193)	(441)	(83)
Total segment gross profit (loss)	$(12,599)	$(180)	$29,257	$60,443

A reconciliation of our total segment gross profit (loss) to the Condensed Consolidated Statements of Comprehensive Loss for the periods presented is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Total segment gross profit (loss)	$(12,599)	$(180)	$29,257	$60,443
Other marketing and advertising (1)	(5,309)	(6,549)	(16,280)	(19,813)
Other CC&E (2)	(512)	(611)	(1,569)	(1,814)
Technology and content	(12,245)	(11,805)	(34,881)	(35,760)
General and administrative	(15,677)	(21,925)	(46,772)	(60,817)
Impairment, restructuring and other charges	—	(455)	(6,432)	(2,010)
Interest expense	(4,179)	(2,384)	(12,268)	(7,380)
Other income, net	787	978	2,459	3,894
Loss before income taxes	$(49,734)	$(42,931)	$(86,486)	$(63,257)
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Geographic Information

Our long-lived assets primarily consist of property and equipment, net, and internally developed software. Our long-lived assets are attributed to the geographic location in which they are located. Long-lived assets by geographical area are summarized as follows (in thousands):

	September 30, 2026	December 31, 2025
United States	$24,170	$27,686
China	324	374
Total	$24,494	$28,060

Significant Customers

Substantially all revenue for the three and nine months ended September 30, 2026 and 2025 was generated from customers located in the United States. Carriers representing 10% or more of our total revenue are summarized as follows. The percentages include revenue attributable to each carrier and its subsidiaries. The majority of the revenue was from the Medicare segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Humana	24%	22%	32%	23%
UnitedHealthcare	23%	29%	22%	26%
Health Care Service Corporation	13%	10%	10%	5%
Aetna	1%	11%	2%	13%

Note 10 – Leases

Our lease portfolio primarily consists of operating leases for office space, and our leases have remaining lease terms of less than 1 year to 3 years. Certain of these leases have free or escalating rent payment provisions. We recognize lease expense on a straight-line basis over the terms of the leases, although actual cash payment obligations under certain of these agreements fluctuate over the terms of the agreements. Most leases include options to renew, and the exercise of these options is at our discretion.

Subsequent to becoming a remote first workplace in the third quarter of 2022, we executed several subleases of our office space in the United States. The subleases run through the remaining term of the primary leases. As of September 30, 2026, we expect to generate a total of $8.0 million in future sublease income through January 31, 2030. Sublease income is recorded on a straight-line basis as a reduction of lease expense in our Condensed Consolidated Statements of Comprehensive Loss.

We test right-of-use assets when impairment indicators are present in accordance with the asset impairment provisions of ASC 360, Property, Plant and Equipment. As a result of becoming a remote first workplace, we have assessed our occupied leased office space to identify excess space to vacate and potentially sublease. We have also periodically reassessed current market conditions in our previously vacated leased office spaces that have not yet been subleased. In instances where we determined impairment indicators were present at that time of our reassessment, we tested our right-of-use assets, including leasehold improvements, for impairment. We utilized an income approach to value the asset groups by performing a discounted cash flow analysis and determined that for certain leases the net carrying values exceeded the estimated discounted future cash flows expected to be derived from the properties based on Level 3 inputs, including current sublease market rent, future sublease market conditions and the discount rate. There were no impairment charges related to our operating lease

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
right-of-use assets and property, plant and equipment for the three months ended September 30, 2026. We recorded $0.1 million of impairment charges related to our operating lease right-of-use assets for the nine months ended September 30, 2026 in the “Impairment, restructuring and other charges” line in our Condensed Consolidated Statements of Comprehensive Loss. We recorded $0.5 million and $0.9 million of impairment charges related to our operating lease right-of-use assets for the three and nine months ended September 30, 2025, respectively, in the “Impairment, restructuring and other charges” line in our Condensed Consolidated Statements of Comprehensive Loss.

The components of operating lease costs for the three and nine months ended September 30, 2026 and 2025 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating lease expense	$865	$1,304	$2,856	$3,720
Operating sublease income	(736)	(689)	(2,209)	(2,067)
Total operating lease cost	$129	$615	$647	$1,653

Supplemental information related to our leases is as follows (dollars in thousands):

	Nine Months Ended September 30,
	2026	2025
Cash paid for amounts included in the measurement of operating lease liabilities	$6,544	$6,836
Non-cash investing activities relating to operating lease right-of-use assets	$463	$—

	September 30, 2026	December 31, 2025
Weighted-average remaining lease term (in years) of operating leases	2.6	3.1
Weighted-average discount rate used to recognize operating lease right-of-use-assets	5.8%	5.7%

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
As of September 30, 2026, maturities of our operating lease liabilities are as follows (in thousands):

Year ending December 31,
2026 (remainder)	$1,919
2027	7,121
2028	5,169
2029	3,093
2030	196
Thereafter	—
Total lease payments (1)	$17,498
Less imputed interest	(1,404)
Total	$16,094
____________
(1)Non-cancellable sublease proceeds for the remainder of 2026 and the years ending December 31, 2027, 2028, 2029 and 2030 of $0.8 million, $3.2 million, $3.3 million, $1.4 million and $0.1 million, respectively, are not included in the table above. There will be no sublease proceeds in the years after December 31, 2030.
Note 11 — Impairment, Restructuring and Other Charges

The following table details impairment, restructuring and other charges for each of the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Asset impairment charges	$—	$455	$303	$868
Restructuring and reorganization charges	—	—	6,129	1,142
Impairment, restructuring and other charges	$—	$455	$6,432	$2,010

Asset Impairments

During the three months ended September 30, 2026, we incurred no pre-tax asset impairment charges. During the nine months ended September 30, 2026, we recognized non-cash, pre-tax asset impairment charges of $0.3 million in the “Impairment, restructuring and other charges” line in our Condensed Consolidated Statements of Comprehensive Loss. These charges were comprised of $0.2 million related to abandoned internally developed software projects and $0.1 million related to operating lease right-of-use asset impairments for certain vacated leased office spaces.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Restructuring

Our restructuring and reorganization costs and liabilities consist primarily of severance, transition and other related costs. The following table summarizes the cash-based restructuring and reorganization related liabilities (in thousands):

Balance at December 31, 2025	$—
Restructuring and reorganization charges	6,426
Payments	(6,129)
Adjustment to accrual	(297)
Balance at September 30, 2026	$—

During the three months ended September 30, 2026, we incurred no pre-tax restructuring charges. During the nine months ended September 30, 2026, we recognized $6.1 million of pre-tax restructuring charges related to employee termination benefits resulting from our workforce reduction of approximately 14% across the organization, implemented as part of cost reduction efforts to support our strategic initiatives. These charges were recorded in the “Impairment, restructuring and other charges” line in our Condensed Consolidated Statements of Comprehensive Loss, and substantially all of the restructuring charges have been settled in cash.

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
Note 12 – Debt

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

Borrowings under the Revolving Credit Agreement currently bear interest at the one-month Term SOFR (as defined in the Revolving Credit Agreement, subject to a floor of 2.00% per annum), plus an applicable margin of

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
6.50% per annum, and, under certain specified circumstances, may be calculated at the base rate (which is the highest of (1) the prime rate on such day, (2) the then-current federal funds rate set by the Federal Reserve Bank of New York, plus 0.50% per annum, (3) the one-month Term SOFR rate published, plus 2.00% per annum, and (4) 3.00% per annum), plus an applicable margin of 5.50% per annum. As of September 30, 2026, the interest rate was 10.40%. For the three and nine months ended September 30, 2026, we incurred interest expense of $3.2 million and $9.6 million, respectively.

We may voluntarily prepay the revolving loans under the Revolving Credit Facility in whole or in part, up to two times in any twelve-month period (when taken together with any borrowings after December 31, 2025), and reduce or cancel commitments under the Revolving Credit Facility, in each case subject to notice requirements, minimum amounts and prepayment premiums. We must prepay outstanding borrowings under the Revolving Credit Facility upon the occurrence of certain mandatory prepayment events, as set forth in the Revolving Credit Agreement.

Financial covenants in the Revolving Credit Agreement require that we maintain a maximum total leverage ratio, a minimum unrestricted cash balance and a minimum lifetime value to acquisition cost ratio, each as defined in the Revolving Credit Agreement. Additionally, the Revolving Credit Agreement contains customary affirmative and negative covenants that limit the ability of the Borrower and its subsidiaries or the Guarantors, as applicable, to, among other things: (i) incur additional debt or issue certain preferred stock; (ii) pay dividends, redeem stock, or make other distributions; (iii) make other restricted payments or investments; (iv) grant liens or security interests on assets; (v) transfer or sell assets; (vi) create restrictions on payment of dividends or other amounts; (vii) engage in mergers or consolidations; or (viii) engage in certain transactions with affiliates, in each case, subject to certain carve outs and exceptions. The Revolving Credit Agreement also contains various events of default, such as a default in the performance or observance of any covenant (subject to cure periods and materiality thresholds). Upon the occurrence and during the continuance of an event of default, the Agent is entitled to take various actions, including the acceleration of all amounts due under the Revolving Credit Agreement. As of September 30, 2026, we were in compliance with our Revolving Credit Agreement covenants.

We incurred closing costs of $12.0 million, which were recorded as a direct deduction from the face of the loan on our Condensed Consolidated Balance Sheet. Total amortization of closing costs, or debt issuance costs, was $0.9 million and $2.5 million for the three and nine months ended September 30, 2026, respectively, and is recorded in the “Interest expense” line in our Condensed Consolidated Statements of Comprehensive Loss. There were $9.5 million unamortized issuance costs as of September 30, 2026. The carrying value of the Revolving Credit Agreement approximated the fair value, based on Level 2 inputs (observable market prices in less than active markets), as the interest rate is variable over the selected interest period and is similar to current rates at which we can borrow funds. The carrying value of the revolving loans was $115.5 million as of September 30, 2026.

Term Loan Credit Facility

On February 28, 2022, we entered into a term loan credit agreement, which provided for a $70.0 million secured term loan credit facility. The term loan credit agreement (as amended on August 16, 2022, November 1, 2024, and October 6, 2025, the “Credit Agreement”), had a maturity date of January 2027, upon which the outstanding obligations under the Credit Agreement were payable in full. The loans under the Credit Agreement bore interest, at our option, at either a rate based on the Adjusted Term SOFR or a base rate, in each case plus a margin. The base rate was the highest of the prime rate, the federal funds rate plus 0.50% and three-month Adjusted Term SOFR plus 1.00%. The margin was 7.00% for Adjusted Term SOFR loans and 6.00% for base rate loans. As of September 30, 2025, the interest rate was 11.46% and we incurred interest expense of $2.0 million and $6.1 million for the three and nine months ended September 30, 2025, respectively. Total amortization of closing costs and extension fees, or debt issuance costs, was $0.4 million and $1.0 million for the three and nine months ended September 30, 2025, respectively, and is recorded in the “Interest expense” line in our Condensed Consolidated Statements of Comprehensive Loss. Furthermore, as part of the Credit Agreement, we incurred a $0.3 million fee per annum, payable annually.

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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
Note 13 – Income Taxes

The following table summarizes our benefit from income taxes and our effective tax rates for the periods presented (in thousands, except effective tax rate):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Loss before income taxes	$(49,734)	$(42,931)	$(86,486)	$(63,257)
Benefit from income taxes	(13,815)	(11,240)	(22,258)	(16,118)
Effective tax rate	27.8%	26.2%	25.7%	25.5%

For the three and nine months ended September 30, 2026 and 2025 we calculated our benefit from income taxes by applying an estimate of the annual effective tax rate to loss before income taxes for the reporting period.

For the three and nine months ended September 30, 2026, we recorded a benefit from income taxes of $13.8 million and $22.3 million, respectively, representing an effective tax rate of 27.8% and 25.7%, respectively, which was higher than the statutory federal tax rate primarily due to state taxes, stock-based compensation adjustments and nondeductible lobbying expenses, partially offset by research and development credits. For the three and nine months ended September 30, 2025, we recognized a benefit from income taxes of $11.2 million and $16.1 million, respectively, representing an effective tax rate of 26.2% and 25.5%, respectively, which was higher than the statutory federal tax rate primarily due to state taxes, nondeductible stock-based compensation, lobbying expenses and discrete adjustments, partially offset by research and development credits.

Assessing the realizability of our deferred tax assets is dependent upon several factors, including the likelihood and amount, if any, of future taxable income in relevant jurisdictions during the periods in which those temporary differences become deductible. We forecast taxable income by considering available positive and negative evidence, including our history of operating income and losses and our financial plans and estimates that we use to manage the business. These assumptions require significant judgment about future taxable income. As a result, the amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change. We continue to recognize our deferred tax assets as of September 30, 2026, as we believe it is more likely than not that such deferred tax assets will be realized, with the exception of certain net operating losses and credits that are expected to expire unutilized which have a valuation allowance.

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

Business Update

Entering fiscal 2026, we aligned the organization around a clear strategic framework designed to leverage our core strengths to build a strong foundation for future growth, adapt to a structurally evolving Medicare market and prioritize sustainable operating cash flow generation. During the second quarter of 2026, we launched our lifetime advisory operating model, and through the third quarter of 2026, we have improved our operating cash flow year-over-year and advanced diversification initiatives such as Custom Health Option and Individual Care Expense, or “CHOICE” arrangements (formerly Individual Coverage Health Reimbursement Arrangements or “ICHRAs”) and ancillary product offerings.

We believe our lifetime advisory model could over time drive improved member retention and increased member lifetime value, as well as build on consumer brand recognition and member loyalty for our Medicare segment. As part of this initiative, we are also focusing on broadening our ancillary product and service selection to offer more comprehensive coverage options to consumers. For example, during the second quarter of 2026, we expanded our product portfolio with the introduction of our final expense insurance offering, which covers end-of-life insurance. While still early, we observed encouraging ancillary product cross-selling trends during the second and third quarters of 2026, supporting our belief that the lifetime advisory model could expand cross-selling opportunities over time. Cross-sell rates represent advisor-assisted ancillary product applications submitted for consumers age 65 and older in relation to the number of advisor-assisted applications for major medical Medicare products, including Medicare Advantage and Medicare Supplement plans.

Additionally, during the first quarter of 2026, we implemented a company-wide fixed cost expense reduction initiative in which we eliminated approximately 14% of our workforce and targeted reductions in vendor spend. The resulting reduction in operating expenses generated meaningful cost savings through the first three quarters of 2026 and is expected to continue throughout the remainder of the fiscal year. These savings, together with our broader focus on operating efficiency and cash management, contributed to an 85% increase in operating cash flow for the nine months ended September 30, 2026, compared to the same period in 2025.

During the third quarter of 2026, enrollment volume in our Medicare products was lower than the third quarter of 2025. This was consistent with our expectations and our lifetime advisory model, which prioritizes marketing spend in the first and fourth quarters to maximize returns on investment and focuses on benefit advisor engagement with existing members during the second and third quarters. During the third quarter of 2026, we largely completed our preparations for the 2027 Annual Enrollment Period (“AEP”) and have achieved our benefit advisor hiring and training goals. We also continued to leverage artificial intelligence (“AI”) and automation to improve the efficiency of our technology platform and operations. As part of these efforts, we launched Content Genius, an AI-enabled platform that streamlines the collection, validation and publication of Medicare Advantage plan information used by our proprietary plan recommendation technology across our consumer- and advisor-facing experiences. The platform is designed to improve processing speed and accuracy and reduce the cost and manual effort associated with preparing plan content for AEP.

Additionally, in the under 65 market, the current administration recently introduced CHOICE as a new consumer-and-employer-facing name for the ICHRA model and launched materials intended to make the model easier for employers to understand and evaluate. We believe greater employer awareness can support broader adoption over time, and we continue to build the capabilities, partnerships and technology infrastructure to support CHOICE arrangements which we believe will allow us to better serve the employer market and extend our platform to brokers with strong employer relationships. During the third quarter of 2026, we announced our partnership with BerniePortal, a human resources and benefits administration platform, to help brokers and employers offer employees more affordable, personalized health coverage options through CHOICE arrangement options. We believe this integration will create a more seamless experience for employers, brokers and employees, while streamlining individual coverage options for employees.

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

The following table shows approved members by product for the periods presented:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2026	2025		2026	2025
Medicare
Medicare Advantage	11,562	28,645	(60)%	91,764	141,884	(35)%
Medicare Supplement	825	1,393	(41)%	4,295	5,688	(24)%
Medicare Part D	284	1,129	(75)%	1,379	5,149	(73)%
Total Medicare	12,671	31,167	(59)%	97,438	152,721	(36)%
Individual and Family	1,353	1,872	(28)%	6,425	9,751	(34)%
Ancillary	9,291	12,003	(23)%	36,929	41,288	(11)%
Small Business	1,079	1,228	(12)%	3,353	3,256	3%
Total Approved Members	24,394	46,270	(47)%	144,145	207,016	(30)%

Three Months Ended September 30, 2026 and 2025 – Total approved members declined 47% during the three months ended September 30, 2026 compared to the same period in 2025, driven by:

•a 59% decline in Medicare approved members, primarily due to:
◦a 60% and 41% decline in Medicare Advantage and Medicare Supplement approved members, respectively, resulting from an intentional reduction in variable marketing spend which resulted in a 61% and 43% decline in Medicare Advantage and Medicare Supplement broker of record submissions, respectively; and
◦a 75% decline in Medicare Part D approved members due to the continuous impact of regulatory changes that adversely impacted standalone Medicare Part D plan economics and availability, resulting in beneficiaries shifting away from standalone Medicare Part D plans towards Medicare Advantage plans that include prescription drug coverage.
•a 28% decline in individual and family plan approved members primarily driven by an overall decline in variable marketing spend as well as a decrease in qualified health plan approved members following the removal of government subsidies, which both reduced overall demand and drove a partial shift towards non-qualified health plans;
•a 23% decline in ancillary plan approved members across most products primarily driven by an intentional decrease in variable marketing spend; and
•a 12% decrease in small business health plan approved members primarily driven by the timing of application submissions that had not yet been approved as of September 30, 2026.

Nine Months Ended September 30, 2026 and 2025 – Total approved members declined 30% during the nine months ended September 30, 2026 compared to the same period in 2025, driven by:

•a 36% decline in Medicare approved members, primarily as a result of:
◦a 35% decline in Medicare Advantage approved members primarily due to an intentional decrease in variable marketing spend which resulted in a 38% decline in Medicare Advantage broker of record submissions;
◦a 24% decline in Medicare Supplement approved members, primarily due to an intentional decrease in variable marketing spend resulting in a 32% decline in Medicare Supplement broker of record submissions, partially offset by the approval timing of certain applications that were submitted in the fourth quarter of 2025, but approved in the first quarter of 2026; and
◦a 73% decline in Medicare Part D approved members due to the continuous impact of regulatory changes that adversely impacted standalone Medicare Part D plan economics and availability, resulting in beneficiaries shifting away from standalone Medicare Part D plans towards Medicare Advantage plans that include prescription drug coverage.
•a 34% decline in individual and family plan approved members primarily driven by an overall decline in variable marketing spend as well as a decrease in lower qualified health plan approved members following the removal of government subsidies, which both reduced overall demand and drove a partial shift towards non-qualified health plans;
•an 11% decline in ancillary approved members year-over-year primarily due to decreases in short-term, dental and vision plan approved members, partially offset by targeted increases in hospital indemnity plan members; and
•a 3% increase in small business health plan approved members primarily driven by an intentional increase in variable marketing spend toward employer plans as well as an increase in average group size for existing plans.

Estimated Constrained Lifetime Value of Commissions Per Approved Member

The following table shows our estimated constrained LTV of commissions per approved member by product for the periods presented:

	Three Months Ended September 30,		% Change
	2026	2025
Medicare (1) (2)
Medicare Advantage	$955	$975	(2)%
Medicare Supplement	1,424	1,467	(3)%
Medicare Part D	261	168	55%
Individual and Family (1)
Non-Qualified Health Plans	246	300	(18)%
Qualified Health Plans	224	268	(16)%
Ancillary (1)
Short-term	120	110	9%
Dental	130	125	4%
Vision	78	78	—%
Small Business (1)	285	254	12%
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

(2)The constraints applied to the total estimated lifetime value of commissions we expect to receive for selling the plan after the carrier approves an application in order to derive the constrained LTV of commissions for approved members recognized for Medicare Advantage, Medicare Supplement and Medicare Part D were 5.5%, 4% and 7%, respectively, for the three months ended September 30, 2026 and 2025.

Three Months Ended September 30, 2026 and 2025 – The changes in constrained LTV of commissions per approved member primarily consisted of:

•a 2% decrease in Medicare Advantage plans, primarily due to unfavorable retention assumptions for the third quarter of 2026 cohorts compared to the third quarter of 2025 cohorts and an unfavorable cohort mix, partially offset by favorable carrier and contract mix;
•a 3% decrease in Medicare Supplement plans, primarily due to a decrease in the ratio of approved members who became paying members, partly offset by favorable carrier and contract mix;
•a 55% increase in Medicare Part D plans, primarily driven by favorable carrier and contract mix, partially offset by unfavorable retention assumptions for the third quarter 2026 cohorts compared to the third quarter 2025 cohorts and a decrease in the ratio of approved members who became paying members;
•an 18% decrease in non-qualified health plans, primarily due to a decrease in the ratio of approved members who became paying members and unfavorable retention assumptions for the third quarter 2026 cohorts compared to the third quarter 2025 cohorts, partially offset by favorable carrier and contract mix;
•a 16% decrease in qualified health plans, primarily due to a decrease in the ratio of approved members who became paying members and unfavorable retention assumptions for the third quarter 2026 cohorts compared to the third quarter 2025 cohorts, partially offset by favorable cohort mix;
•a 9% increase in short-term plans, primarily driven by favorable carrier and contract mix, partially offset by unfavorable cohort mix;
•a 4% increase in dental plans, primarily driven by favorable cohort mix; and
•a 12% increase in small business plans due to favorable carrier and contract mix, partially offset by a decrease in the ratio of approved members who became paying members.

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

The following table shows estimated membership by product as of the dates presented below:

	As of September 30,		% Change
	2026	2025
Medicare (1)
Medicare Advantage	540,653	579,914	(7)%
Medicare Supplement	84,947	90,596	(6)%
Medicare Part D	132,805	174,970	(24)%
Total Medicare	758,405	845,480	(10)%

Individual and Family (1)	46,286	62,678	(26)%
Ancillary (1)	174,587	173,835	—%
Small Business (2)	33,892	36,528	(7)%
Total Estimated Membership	1,013,170	1,118,521	(9)%
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

September 30, 2026 compared to September 30, 2025 – Total estimated membership declined 9% as of September 30, 2026 compared to September 30, 2025 primarily due to:

•a 10%, 26% and 7% decline year-over-year in Medicare plan, individual and family plan and small business plan estimated membership, respectively, primarily as a result of fewer approved applications and heightened market volatility;
•partially offset by a slight increase year-over-year in ancillary plan estimated membership primarily driven by an increase in hospital indemnity plan estimated membership, partially offset by declines in most other ancillary products.

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

The following table shows the CC&E cost per approved member and variable marketing cost per approved member metrics for the periods presented below:

	Three Months Ended September 30,		% Change
	2026	2025
Medicare
CC&E cost per MA-equivalent approved member (1)	$1,787	$930	92%
Variable marketing cost per MA-equivalent approved member (1)	369	559	(34)%
Total acquisition cost per MA-equivalent approved member	$2,156	$1,489	45%
Individual and Family Plans
CC&E cost per IFP-equivalent approved member (2)	$678	$433	57%
Variable marketing cost per IFP-equivalent approved member (2)	100	104	(4)%
Total acquisition cost per IFP-equivalent approved member	$778	$537	45%
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

Medicare

Three Months Ended September 30, 2026 and 2025 – Total acquisition cost per MA-equivalent approved member increased $667, or 45%, during the three months ended September 30, 2026 compared to the same period in 2025, driven by:

•an $857, or 92%, increase in CC&E cost per MA-equivalent approved member primarily due to:

◦a decline in the number of approved members across all Medicare products, driven by our intentional decrease in variable marketing spend as we focused on existing member engagement outside of the key enrollment periods;
◦partially offset by lower overall personnel and compensation costs, resulting from fewer benefit advisors and screeners year-over-year and our flexible telesales organization structure, partially offset by higher advisor costs associated with our lifetime advisory model;
•partially offset by a $190, or 34%, decrease in variable marketing cost per MA-equivalent approved member primarily due to more disciplined marketing spend, improved marketing channel mix and continued marketing efficiencies from our branding initiatives that enhanced lead quality.

Individual and Family

Three Months Ended September 30, 2026 and 2025 – Total acquisition cost per IFP-equivalent approved member increased $241, or 45%, during the three months ended September 30, 2026 compared to the same period in 2025, driven by:

•a $245, or 57%, increase in CC&E cost per IFP-equivalent approved member due to the overall decline in individual and family plan and short-term plan approved members;
•partially offset by a $4, or 4%, decrease in variable marketing cost per IFP-equivalent approved member, primarily driven by our intentional decrease in variable marketing spend year-over-year.

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

Results of Operations

The following table sets forth our operating results and related percentage of total revenue for the periods presented (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
Revenue
Commission	$17,765	83%	$47,223	88%	$127,376	89%	$200,900	88%
Other	3,516	17%	6,646	12%	15,489	11%	26,870	12%
Total revenue	21,281	100%	53,869	100%	142,865	100%	227,770	100%
Operating costs and expenses (1)
Marketing and advertising	10,889	51%	24,395	45%	48,063	34%	87,009	38%
Customer care and enrollment	28,812	135%	36,814	68%	83,394	58%	101,945	45%
Technology and content	12,245	58%	11,805	22%	34,881	24%	35,760	16%
General and administrative	15,677	74%	21,925	41%	46,772	33%	60,817	27%
Impairment, restructuring and other charges	—	—%	455	1%	6,432	5%	2,010	1%
Total operating costs and expenses	67,623	318%	95,394	177%	219,542	154%	287,541	126%
Loss from operations	(46,342)	(218)%	(41,525)	(77)%	(76,677)	(54)%	(59,771)	(26)%
Interest expense	(4,179)	(20)%	(2,384)	(4)%	(12,268)	(9)%	(7,380)	(3)%
Other income, net	787	4%	978	2%	2,459	2%	3,894	2%
Loss before income taxes	(49,734)	(234)%	(42,931)	(80)%	(86,486)	(61)%	(63,257)	(28)%
Benefit from income taxes	(13,815)	(65)%	(11,240)	(21)%	(22,258)	(16)%	(16,118)	(7)%
Net loss	$(35,919)	(169)%	$(31,691)	(59)%	$(64,228)	(45)%	$(47,139)	(21)%
____________
(1)Operating costs and expenses include the following amounts of stock-based compensation expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Marketing and advertising	$461	$609	$1,109	$1,691
Customer care and enrollment	249	339	697	935
Technology and content	446	666	1,145	2,034
General and administrative	1,913	2,308	4,706	6,927
Total stock-based compensation expense	$3,069	$3,922	$7,657	$11,587

Revenue

Our commission revenue, other revenue and total revenue are summarized as follows (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	$	%	2026	2025	$	%
Commission	$17,765	$47,223	$(29,458)	(62)%	$127,376	$200,900	$(73,524)	(37)%
% of total revenue	83%	88%			89%	88%
Other	3,516	6,646	(3,130)	(47)%	15,489	26,870	(11,381)	(42)%
% of total revenue	17%	12%			11%	12%
Total revenue	$21,281	$53,869	$(32,588)	(60)%	$142,865	$227,770	$(84,905)	(37)%

Three Months Ended September 30, 2026 and 2025 – Commission revenue decreased $29.5 million, or 62%, during the three months ended September 30, 2026 compared to the same period in 2025 due to:

•a $28.7 million, or 66%, decrease in our Medicare segment commission revenue driven by:
◦an $18.1 million decline in commission revenue from members approved during the period primarily due to a 60%, 41%, and 75% decrease in Medicare Advantage, Medicare Supplement and Medicare Part D plan approved members, respectively; and
◦lower net adjustment revenue from prior period enrollments, which was $1.5 million during the three months ended September 30, 2026 compared to $12.1 million during the same period in 2025.
•a $0.8 million, or 20%, decrease in our Employer and Individual (“E&I”) segment commission revenue driven by:
◦a 28%, 23% and 12% decline in individual and family plan, ancillary plan and small business plan approved members, respectively;
◦lower constrained LTV of commissions per approved member for qualified health plans and non-qualified health plans, slightly offset by higher constrained LTV of commissions per approved member for short-term, dental and small business plans; and
◦lower net adjustment revenue from prior period enrollments, which was $(0.1) million during the three months ended September 30, 2026 compared to $0.1 million in the same period in 2025.

Other revenue decreased $3.1 million, or 47%, during the three months ended September 30, 2026 compared to the same period in 2025 primarily due to declines in sponsorship and advertising revenue and fee-based revenue.

Nine Months Ended September 30, 2026 and 2025 – Commission revenue decreased $73.5 million, or 37%, during the nine months ended September 30, 2026 compared to the same period in 2025 due to:

•a $69.2 million, or 37%, decline in commission revenue from the Medicare segment driven by:
◦a $47.5 million decline in commission revenue from members approved during the period primarily due to a 36% decline in overall Medicare approved members; and
◦lower net adjustment revenue from prior period enrollments, which was $17.4 million during the nine months ended September 30, 2026 compared to $39.1 million during the same period in 2025.
•a $4.3 million, or 28% decrease in commission revenue from the E&I segment primarily driven by:
◦declines in individual and family plan, short-term, vision and dental plan approved members;

◦lower constrained LTV of commissions per approved member for qualified health plans and non-qualified health plans, slightly offset by higher constrained LTV of commissions per approved member for short-term, dental and small business plans; and
◦lower net adjustment revenue from prior period enrollments, which was $(0.4) million during the nine months ended September 30, 2026 compared to $1.3 million during the same period in 2025.
Other revenue decreased $11.4 million, or 42%, due to an $11.2 million decline in sponsorship and advertising revenue and a slight decrease in fee-based and other revenue.

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

Our marketing and advertising expenses are summarized as follows (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	$	%	2026	2025	$	%
Marketing and advertising	$10,889	$24,395	$(13,506)	(55)%	$48,063	$87,009	$(38,946)	(45)%
% of total revenue	51%	45%			34%	38%

Three Months Ended September 30, 2026 and 2025 – Marketing and advertising expenses decreased $13.5 million, or 55%, during the three months ended September 30, 2026 compared to the same period in 2025, primarily driven by a $12.3 million, or 70%, decrease in variable advertising costs and a $0.7 million decrease in personnel and compensation costs. The decrease in variable advertising costs was primarily due to an intentional reduction in affiliate partner and direct channels spend as we strategically reduced our overall marketing budget to prioritize marketing spend in the first and fourth quarters of the fiscal year to maximize returns on investment.

Nine Months Ended September 30, 2026 and 2025 – Marketing and advertising expenses decreased $38.9 million, or 45%, during the nine months ended September 30, 2026 compared to the same period in 2025, primarily driven by a $35.8 million, or 53%, decrease in variable advertising costs, a $1.4 million decrease in personnel and compensation costs, a $1.3 million decrease in fixed marketing costs and a $0.6 million decrease in stock-based compensation expense. The decrease in variable advertising costs was primarily a result of our intentionally reduced overall marketing budget and our focus on our higher margin marketing channels.

Customer Care and Enrollment

Customer care and enrollment expenses primarily consist of compensation, benefits and licensing costs for personnel engaged in assistance to applicants who call our advisor enrollment center and for benefit advisors who assist applicants during the enrollment process.

Our customer care and enrollment expenses are summarized as follows (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	$	%	2026	2025	$	%
Customer care and enrollment	$28,812	$36,814	$(8,002)	(22)%	$83,394	$101,945	$(18,551)	(18)%
% of total revenue	135%	68%			58%	45%

Three Months Ended September 30, 2026 and 2025 – Customer care and enrollment expenses decreased $8.0 million, or 22%, during the three months ended September 30, 2026 compared to the same period in 2025, primarily due to a $6.6 million decrease in personnel and compensation costs and a $1.2 million decrease in other operating expenses primarily due to lower consulting costs. The decrease in personnel and compensation costs was primarily due to lower headcount as we strategically planned for lower investment in member acquisition activities and continued to use a more flexible structure in our telesales organization to adjust to anticipated enrollment volumes.

Nine Months Ended September 30, 2026 and 2025 – Customer care and enrollment expenses decreased $18.6 million, or 18%, during the nine months ended September 30, 2026 compared to the same period in 2025, primarily due to a $17.2 million decrease in personnel and compensation costs and a $1.0 million decrease in other operating expenses primarily due to lower consulting costs. The decrease in personnel and compensation costs was due to lower headcount, reflecting our strategic decision to reduce benefit advisor spend as we planned for lower investment in member acquisition activities and continued to use a more flexible structure in our telesales organization to adjust to anticipated enrollment volumes.

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

Our technology and content expenses are summarized as follows (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	$	%	2026	2025	$	%
Technology and content	$12,245	$11,805	$440	4%	$34,881	$35,760	$(879)	(2)%
% of total revenue	58%	22%			24%	16%

Three Months Ended September 30, 2026 and 2025 – Technology and content expenses increased $0.4 million, or 4%, during the three months ended September 30, 2026 compared to the same period in 2025, primarily driven by a $0.5 million increase in personnel and compensation costs. The increase was partially attributable to lower capitalized labor costs associated with fewer software development activities, primarily due to reduced headcount.

Nine Months Ended September 30, 2026 and 2025 – Technology and content expenses decreased $0.9 million, or 2%, during the nine months ended September 30, 2026 compared to the same period in 2025, primarily driven by a $0.9 million decrease in stock-based compensation expense, a $0.7 million decrease in other operating costs, particularly consulting expenses and a $0.6 million decrease in amortization of internally developed software, partly offset by a $1.4 million increase in personnel and compensation costs. The increase in personnel and compensation costs was partially attributable to lower capitalized labor costs associated with fewer software development activities, primarily due to reduced headcount.

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

Our general and administrative expenses are summarized as follows (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	$	%	2026	2025	$	%
General and administrative	$15,677	$21,925	$(6,248)	(28)%	$46,772	$60,817	$(14,045)	(23)%
% of total revenue	74%	41%			33%	27%

Three Months Ended September 30, 2026 and 2025 – General and administrative expenses decreased $6.2 million, or 28%, during the three months ended September 30, 2026 compared to the same period in 2025, primarily driven by a $4.7 million decrease in personnel and compensation costs, a $0.9 million decrease in facilities and other operating expenses, a $0.4 million decrease in stock-based compensation expense and a $0.3 million decrease in professional fees. These decreases reflect the continuing impact from our company-wide fixed cost expense reduction initiative implemented in January of 2026.

Nine Months Ended September 30, 2026 and 2025 – General and administrative expenses decreased $14.0 million, or 23%, during the nine months ended September 30, 2026 compared to the same period in 2025, primarily driven by a $9.6 million decrease in personnel and compensation costs, a $2.2 million decrease in stock-based compensation expense, a $1.8 million decrease in facilities and other operating expenses and a $0.5 million decrease in other administrative costs. These decreases were all reflective of the continuing impact from our company-wide fixed cost expense reduction initiative implemented in January of 2026.

Impairment, Restructuring and Other Charges

Our impairment, restructuring and other charges consist primarily of severance, transition and other related costs and impairment charges. Our impairment, restructuring and other charges are summarized as follows (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	$	%	2026	2025	$	%
Impairment, restructuring and other charges	$—	$455	$(455)	(100)%	$6,432	$2,010	$4,422	220%
% of total revenue	—%	1%			5%	1%

Three Months Ended September 30, 2026 and 2025 – We incurred no impairment, restructuring and other charges for the three months ended September 30, 2026 compared to $0.5 million for the same period in 2025. The charges in 2025 consisted of $0.5 million of pre-tax operating lease right-of-use asset impairment charges related to certain vacated leased office spaces.

Nine Months Ended September 30, 2026 and 2025 – We incurred $6.4 million of impairment, restructuring and other charges for the nine months ended September 30, 2026 compared to $2.0 million impairment, restructuring and other charges for the same period in 2025. The charges in 2026 consisted of $6.1 million of restructuring charges related to employee termination benefits associated with a workforce reduction affecting approximately 14% of our workforce as part of our cost reduction efforts to support strategic initiatives, $0.2 million related to abandoned internally developed software projects and $0.1 million related to operating lease right-of-use asset impairments for certain vacated leased office spaces. The charges in 2025 consisted of $0.9 million of impairment charges related to our operating lease right-of-use assets. We also incurred $1.1 million of restructuring charges which were primarily related to employee termination benefits as a result of macroeconomic changes and internal restructuring initiatives.

Interest Expense

Interest expense primarily consists of interest expense and amortization of debt issuance costs related to our credit facilities. See Note 12 – Debt in our Notes to Condensed Consolidated Financial Statements for additional information. Our interest expense is summarized as follows (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	$	%	2026	2025	$	%
Interest expense	$(4,179)	$(2,384)	$(1,795)	(75)%	$(12,268)	$(7,380)	$(4,888)	(66)%
% of total revenue	(20)%	(4)%			(9)%	(3)%

Three Months Ended September 30, 2026 and 2025 – Interest expense increased by $1.8 million, or 75%, during the three months ended September 30, 2026 compared to the same period in 2025, primarily driven by a $1.2 million increase in debt interest expense as a result of higher outstanding debt principal balance following our entry into the asset-based revolving credit facility on December 31, 2025.

Nine Months Ended September 30, 2026 and 2025 – Interest expense increased by $4.9 million, or 66%, during the nine months ended September 30, 2026 compared to the same period in 2025, primarily driven by a $3.5 million increase in debt interest expense as a result of higher outstanding debt principal balance following our entry into the asset-based revolving credit facility on December 31, 2025.

Other Income, Net

Other income, net, primarily consisted of interest income and margin earned on commissions received from Medicare plan members transferred to us in 2010 through 2012 by a broker partner.

Our other income, net, is summarized as follows (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	$	%	2026	2025	$	%
Other income, net	$787	$978	$(191)	(20)%	$2,459	$3,894	$(1,435)	(37)%
% of total revenue	4%	2%			2%	2%

Three Months Ended September 30, 2026 and 2025 – Other income, net, was $0.8 million during the three months ended September 30, 2026, compared to $1.0 million during the three months ended September 30, 2025. The change was primarily due to a $0.1 million decrease in interest income as a result of less favorable short-term investment returns and a decline in average short-term investment balances during the three months ended September 30, 2026.

Nine Months Ended September 30, 2026 and 2025 – Other income, net, was $2.5 million during the nine months ended September 30, 2026, compared to $3.9 million during the nine months ended September 30, 2025. The change was primarily due to a $1.0 million decrease in interest income as a result of less favorable short-term investment returns and lower average short-term investment balances during the nine months ended September 30, 2026.

Benefit from Income Taxes

Our benefit from income taxes is summarized as follows (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	$	%	2026	2025	$	%
Benefit from income taxes	$(13,815)	$(11,240)	$(2,575)	23%	$(22,258)	$(16,118)	$(6,140)	38%
Effective tax rate	27.8%	26.2%			25.7%	25.5%

Three Months Ended September 30, 2026 and 2025 – Our effective tax rate of 27.8% for the three months ended September 30, 2026 was higher than our 26.2% effective tax rate for the three months ended September 30, 2025 primarily due to fluctuations in stock-based compensation adjustments, research and development credits and state taxes. Our effective tax rate for the three months ended September 30, 2026 was higher than the statutory federal tax rate due primarily to state taxes, stock-based compensation adjustments and non-deductible lobbying expenses, partially offset by research and development credits.

Nine Months Ended September 30, 2026 and 2025 – Our effective tax rate of 25.7% for the nine months ended September 30, 2026 remained relatively flat compared to our 25.5% effective tax rate for the nine months ended September 30, 2025 primarily due to fluctuations in stock-based compensation adjustments, research and development credits, state taxes and prior year discrete adjustments. Our effective tax rate for the nine months ended September 30, 2026 was higher than the statutory federal tax rate primarily due to state taxes, nondeductible stock-based compensation and lobbying expenses, partially offset by research and development credits.

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

The E&I segment consists primarily of commissions earned from our sale of individual and family plans, including both qualified and non-qualified plans, employer plans, which include small business health insurance plans and CHOICE arrangements, and ancillary products sold to our non-Medicare-eligible consumers, including but not limited to, dental, vision and short-term insurance. To a lesser extent, the E&I segment also includes amounts earned from our online sponsorship program that allows carriers to purchase advertising space in specific markets on our website as well as our technology licensing activities.

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

Our operating segment revenue and segment gross profit (loss) are summarized as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	% Change	2026	2025	% Change
Medicare:
Total revenue	$18,101	$49,932	(64)%	$131,171	$211,660	(38)%
Variable marketing and advertising	(4,597)	(16,930)	73%	(29,119)	(64,483)	55%
Medicare CC&E	(26,036)	(34,049)	24%	(75,480)	(93,596)	19%
Cost of revenue	(175)	(106)	(65)%	(279)	158	(277)%
Medicare segment gross profit (loss)	$(12,707)	$(1,153)	*	$26,293	$53,739	(51)%

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	% Change	2026	2025	% Change
Employer and Individual:
Total revenue	$3,180	$3,937	(19)%	$11,694	$16,110	(27)%
Variable marketing and advertising	(767)	(723)	(6)%	(2,223)	(2,630)	15%
E&I CC&E	(2,264)	(2,154)	(5)%	(6,345)	(6,535)	3%
Cost of revenue	(41)	(87)	53%	(162)	(241)	33%
E&I segment gross profit	$108	$973	(89)%	$2,964	$6,704	(56)%

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	% Change	2026	2025	% Change
Consolidated:
Total revenue	$21,281	$53,869	(60)%	$142,865	$227,770	(37)%
Variable marketing and advertising	(5,364)	(17,653)	70%	(31,342)	(67,113)	53%
Segment CC&E	(28,300)	(36,203)	22%	(81,825)	(100,131)	18%
Cost of revenue	(216)	(193)	(12)%	(441)	(83)	(431)%
Total segment gross profit (loss)	$(12,599)	$(180)	*	$29,257	$60,443	(52)%
__________
*    Percentage not meaningful.

A reconciliation of our segment gross profit (loss) to the Condensed Consolidated Statements of Comprehensive Loss for the periods presented is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Total segment gross profit (loss)	$(12,599)	$(180)	$29,257	$60,443
Other marketing and advertising (1)	(5,309)	(6,549)	(16,280)	(19,813)
Other CC&E (2)	(512)	(611)	(1,569)	(1,814)
Technology and content	(12,245)	(11,805)	(34,881)	(35,760)
General and administrative	(15,677)	(21,925)	(46,772)	(60,817)
Impairment, restructuring and other charges	—	(455)	(6,432)	(2,010)
Interest expense	(4,179)	(2,384)	(12,268)	(7,380)
Other income, net	787	978	2,459	3,894
Loss before income taxes	$(49,734)	$(42,931)	$(86,486)	$(63,257)
__________
(1)Other marketing and advertising costs consist of fixed marketing and advertising, previously capitalized labor, depreciation and share-based compensation costs.
(2)Other CC&E costs consist of previously capitalized labor, depreciation and share-based compensation costs.

Medicare Segment

Three Months Ended September 30, 2026 and 2025 – Revenue from our Medicare segment decreased $31.8 million, or 64%, during the three months ended September 30, 2026 compared to the same period in 2025, primarily driven by:
•a $28.7 million decrease in Medicare segment commission revenue primarily due to:
◦an $18.1 million decline in commission revenue from members approved during the period driven by a decrease in approved members across all Medicare products; and
◦lower net adjustment revenue from prior period enrollments, which was $1.5 million during the three months ended September 30, 2026 compared to $12.1 million during the same period in 2025.
•a $3.1 million decrease in Medicare segment other revenue driven by a $2.2 million decline in sponsorship and advertising revenue.

Our Medicare segment gross loss was $12.7 million for the three months ended September 30, 2026, a decrease of $11.6 million, compared to the same period in 2025 primarily driven by:
•a $31.8 million decrease in Medicare segment revenue;
•partially offset by a $12.3 million and $8.0 million decrease in variable marketing and advertising and segment CC&E expenses, respectively, primarily due to targeted cost reduction efforts in 2026.

Nine Months Ended September 30, 2026 and 2025 – Revenue from our Medicare segment decreased $80.5 million, or 38%, during the nine months ended September 30, 2026 compared to the same period in 2025, primarily driven by:
•a $69.2 million decrease in Medicare segment commission revenue primarily due to:
◦a $47.5 million decline in commission revenue from members approved during the period primarily driven by a 36% decrease in Medicare plan approved members; and
◦lower net adjustment revenue from prior period enrollments, which was $17.4 million for the nine months ended September 30, 2026 compared to $39.1 million during the same period in 2025.

•an $11.3 million decrease in Medicare segment other revenue driven by an $11.1 million decrease in sponsorship and advertising revenue.

Our Medicare segment gross profit was $26.3 million for the nine months ended September 30, 2026, a decrease of $27.4 million, or 51%, compared to the same period in 2025 primarily driven by:
•an $80.5 million decrease in Medicare segment revenue;
•partially offset by a decrease of $35.4 million and $18.1 million in variable marketing and advertising and segment CC&E expenses, respectively, driven by our targeted cost reduction effort in 2026.

Employer and Individual Segment

Three Months Ended September 30, 2026 and 2025 – Revenue from our E&I segment decreased $0.8 million, or 19%, during the three months ended September 30, 2026 compared to the same period in 2025, primarily driven by a $0.8 million decrease in commission revenue due to:
•a $0.4 million decline in commission revenue from members approved during the period driven by:
◦a decline in individual and family plan, ancillary plan and small business plan approved members; and
◦lower constrained LTV of commissions per approved member for qualified and non-qualified plans, partially offset by improved constrained LTV of commissions per approved member for small business, short-term and dental plans compared to the same period in 2025.
•lower net adjustment revenue from prior period enrollments, which was $(0.1) million for the three months ended September 30, 2026 compared to $0.1 million in the three months ended September 30, 2025.

Our E&I segment gross profit was $0.1 million for the three months ended September 30, 2026, compared to gross profit of $1.0 million for the three months ended September 30, 2025, primarily driven by a $0.8 million decrease in E&I segment revenue and a $0.1 million increase in segment CC&E expenses.

Nine Months Ended September 30, 2026 and 2025 – Revenue from our E&I segment decreased $4.4 million, or 27%, during the nine months ended September 30, 2026 compared to the same period in 2025, primarily driven by a $4.3 million decrease in commission revenue as a result of:
•a $2.3 million decline in commission revenue from members approved during the period driven by:
◦a decline in individual and family plan and ancillary approved members, partially offset by a slight increase in small business plan approved members; and
◦lower constrained LTV of commissions per approved members for qualified and non-qualified plans, partially offset by an increase in small business plan, short-term and dental plan constrained LTV of commissions per approved member.
•lower net adjustment revenue from prior period enrollments, which was $(0.4) million for the nine months ended September 30, 2026 compared to $1.3 million in the nine months ended September 30, 2025.

Our E&I segment gross profit was $3.0 million for the nine months ended September 30, 2026, a decrease of $3.7 million, or 56%, compared to the same period in 2025 primarily driven by a $4.4 million decrease in E&I segment revenue, partly offset by lower variable marketing spend of $0.4 million and lower segment CC&E expenses of $0.2 million.

Liquidity and Capital Resources

As of September 30, 2026, we had cash, cash equivalents and short-term marketable securities of $88.1 million. During the nine months ended September 30, 2026, we generated net operating cash flow of $19.6 million as summarized below. We have historically financed our operations primarily through cash generated from our operations, equity issuances and debt financing. Our principal uses of cash in recent periods have been funding working capital, purchases of short-term investments, the satisfaction of tax withholding obligations in connection with the settlement of restricted stock units, making payments on our operating lease obligations and service and licensing obligations, and complying with our debt servicing requirements and preferred stock dividend payment obligations.

Cash and Cash Equivalents

Our cash, cash equivalents and short-term marketable securities are summarized as follows (in thousands):

	September 30, 2026	December 31, 2025
Cash and cash equivalents	$57,307	$73,725
Short-term marketable securities	30,817	3,495
Total cash, cash equivalents and short-term marketable securities	$88,124	$77,220

Cash equivalents, which are comprised of financial instruments with an original maturity of 90 days or less from the date of purchase, primarily consist of money market funds and commercial paper. We also maintained $2.6 million and $3.1 million in restricted cash as of September 30, 2026 and December 31, 2025, respectively.

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

Short-term obligations were $7.2 million for leases and $7.3 million for service and licensing as of September 30, 2026. Long-term obligations were $10.3 million for leases and $2.2 million for service and licensing as of September 30, 2026. We expect to fund these obligations through our existing cash and cash equivalents and cash generated from operations.

Convertible Preferred Stock

Pursuant to an investment agreement dated February 17, 2021 with Echelon Health SPV, LP (“H.I.G.”) (the “H.I.G. Investment Agreement”), we issued and sold 2,250,000 shares of Series A convertible preferred stock (“Series A Preferred Stock”) at an aggregate purchase price of $225.0 million to H.I.G. in a private placement and received $214.0 million net proceeds on April 30, 2021. On December 31, 2025, in connection with our entry into the Revolving Credit Agreement (as defined below), we entered into a first amendment to the H.I.G. Investment Agreement (the “H.I.G. Investment Agreement Amendment”), which amends the H.I.G. Investment Agreement to, among other things, explicitly permit entry into, borrowings under, and refinancing of the Revolving Credit Facility up to the initial $125.0 million in Aggregate Revolving Loan Commitments, as defined in the H.I.G. Investment Agreement Amendment, plus in the case of refinancings, certain additional amounts, and add a liquidity covenant substantially similar to the covenant provided for in the Revolving Credit Facility, with the sole remedy for breach of the liquidity covenant being a 2.00% increase in the paid-in-kind dividend rate. During the nine months ended

September 30, 2026, we made a cash dividend payment of $3.1 million. As of September 30, 2026, we have accrued $1.6 million for cash dividends.

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

As of September 30, 2023, we failed to maintain the Minimum Asset Coverage Ratio, which entitles H.I.G. to the additional rights set forth above. On March 13, 2024, the Nominating and Corporate Governance Committee of our Board of Directors approved the appointment of a board observer designated by H.I.G. As of November 30, 2024, we were no longer in compliance with the Minimum Liquidity Amount. The non-compliance with the Minimum Asset Coverage Ratio or the Minimum Liquidity Amount does not entitle H.I.G. to accelerate the redemption of the Series A Preferred Stock nor is it expected to materially impact our ability to generate and obtain adequate amounts of cash to meet our short-term or long-term requirements. As of September 30, 2026, we were in compliance with the additional liquidity covenant required in the H.I.G. Investment Agreement Amendment.

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

Financial covenants in the Revolving Credit Agreement require that we maintain a maximum total leverage ratio, a minimum unrestricted cash balance and a minimum lifetime value to acquisition cost ratio, each as defined in the Revolving Credit Agreement. Additionally, the Revolving Credit Agreement contains customary affirmative and negative covenants that limit the ability of the Borrower and its subsidiaries or the Guarantors, as applicable, to, among other things: (i) incur additional debt or issue certain preferred stock; (ii) pay dividends, redeem stock, or make other distributions; (iii) make other restricted payments or investments; (iv) grant liens or security interests on assets; (v) transfer or sell assets; (vi) create restrictions on payment of dividends or other amounts; (vii) engage in mergers or consolidations; or (viii) engage in certain transactions with affiliates, in each case, subject to certain carve outs and exceptions. The Revolving Credit Agreement also contains various events of default, such as a default in the performance or observance of any covenant (subject to cure periods and materiality thresholds). Upon the occurrence and during the continuance of an event of default, the Agent is entitled to take various actions, including the acceleration of all amounts due under the Revolving Credit Agreement. There are significant restrictions over eHealth, Inc.’s ability to obtain funds from certain of its subsidiaries through dividends, loans or advances as contained in the Revolving Credit Agreement. As of September 30, 2026, the interest rate was 10.40%. For the three and nine months ended September 30, 2026, we incurred interest expense of $3.2 million and $9.6 million, respectively. As of September 30, 2026, the carrying value of the loan under the Revolving Credit Facility was $115.5 million and we were in compliance with our Revolving Credit Agreement covenants.

See Note 12 – Debt in our Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information regarding the Revolving Credit Agreement.

Availability and Use of Cash

We believe our current cash, cash equivalents and short-term marketable securities, including the proceeds from the Revolving Credit Agreement, and expected cash collections will be sufficient to fund our operations for at least 12 months after the filing date of this Quarterly Report on Form 10-Q.

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

Cash Activities

Our cash flows for the nine months ended September 30, 2026 and 2025 are summarized as follows (in thousands):

	Nine Months Ended September 30,
	2026	2025
Net cash provided by operating activities	$19,568	$10,604
Net cash provided by (used in) investing activities	(33,634)	19,048
Net cash used in financing activities	(3,236)	(5,819)

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

Nine Months Ended September 30, 2026 – Net cash provided by operating activities was $19.6 million during the nine months ended September 30, 2026 driven by changes in net operating assets and liabilities of $87.1 million, partially offset by a net loss of $64.2 million and adjustments for non-cash items of $(3.3) million. Cash provided by changes in net operating assets and liabilities during the nine months ended September 30, 2026 primarily consisted of decreases of $152.6 million in contract assets – commissions receivable and $5.6 million in accounts receivable, partially offset by decreases of $24.8 million in accrued compensation and benefits, $24.0 million in accounts payable, $13.4 million in accrued marketing expenses and an increase of $7.1 million in prepaid expenses and other assets. Adjustments for non-cash items primarily consisted of a $22.7 million decrease due to the change in deferred income taxes, partially offset by $8.5 million of amortization of internally developed software and $7.7 million of stock-based compensation expense.

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

Nine Months Ended September 30, 2026 – Net cash used in investing activities of $33.6 million for the nine months ended September 30, 2026 mainly consisted of $59.8 million used to purchase marketable securities and $6.2 million in capitalized internal-use software and website development costs, partially offset by $33.1 million in proceeds from the maturities and redemptions of marketable securities.

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

Financing Activities

Nine Months Ended September 30, 2026 – Net cash used in financing activities of $3.2 million for the nine months ended September 30, 2026 was due to a $3.1 million preferred stock dividend payment.

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

Full-time internal benefit advisors represent the majority of our telesales capacity. We aim to maintain our internal benefit advisor workforce year-round, net of natural attrition, and expect to increase utilization outside of the enrollment periods with our lifetime advisory model, by expanding ancillary product offerings and carrier call center outsourcing programs. We typically begin ramping up our telesales capacity during the second quarter in preparation for the fourth quarter AEP. The magnitude of new agent hiring is driven by our enrollment growth goals for that year. Our customer care and enrollment expenses are typically highest in the fourth quarter and lowest in the second quarter. We also incur a significant portion of our marketing and advertising expenses in the fourth quarter as a result of the Medicare AEP and OEP under the Affordable Care Act. We expect this seasonal trend in marketing and advertising expenses to continue in the foreseeable future.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our business also depends on reaching our target consumer audience through direct marketing channels, including direct mail, television, internet search, social media and email, in a cost-effective manner. As our market becomes increasingly competitive, our marketing efforts may not be successful or may be increasingly expensive, and any increase in revenue generated by our direct marketing efforts may not offset the higher marketing expenses we incur. Our consumer traffic also depends on internet search engines and social media platforms. Consumer online search behavior is rapidly evolving due to the accelerating adoption of artificial intelligence (“AI”), including generative search tools, AI-driven recommendation engines and conversational assistants. These technologies are increasingly influencing how consumers discover, evaluate and access information, products and services. As AI platforms generate results based on predictive models rather than traditional keyword search, our ability to reach consumers through established search‑engine optimization, paid search, and other digital marketing channels may be adversely impacted. Increased advertising costs or reduced consumer engagement on these platforms could hinder our ability to reach prospective and existing members. If we are less prominently displayed in search results–whether in algorithmic listings, AI-generated responses and paid advertisements–removed from search listings or otherwise unable to advertise effectively on these platforms, our website traffic could decline, and it may be difficult or costly to replace this traffic. Increased reliance on alternative marketing channels could further increase our marketing expenditures, which would also increase the cost of member acquisition and harm our business, operating results and financial condition.

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

Because the Medicare and individual and family health plan annual enrollment periods, are heavily concentrated in the fourth quarter, our staffing needs are highly seasonal. Consumer engagement, call volumes and plan selection activity typically peak during this period, placing substantial pressure on our advisor enrollment center operations and increasing the risk that we may be unable to scale staffing rapidly enough to meet demand. Our year-round staffing levels may be insufficient to meet this fourth quarter demand, and we may need to recruit and train a significant number of temporary or seasonal benefit advisors within a compressed timeframe. This seasonality also increases the risk that new benefit advisors may be less experienced or less productive, and any delays or shortfalls in licensing, certification, training or onboarding during this period could materially impact our sales and service levels. As part of our strategic initiatives, we have in the past, and may in the future, implement plans designed to reduce our operational exposure to fourth quarter seasonality, including investing in our recruiting and training programs, improving year-round utilization of our telesales organization and product diversification.

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

As discussed elsewhere in this Risk Factors section, the rules, regulations and guidance applicable to QHPs are complex and continually evolving at the federal and state levels, and we may experience difficulty satisfying the conditions and requirements necessary to offer QHPs to existing and prospective members and to enroll them through the FFM or any SBEs. The FFM or SBEs may at any time cease allowing us or our third-party vendor to enroll individuals in QHPs or modify applicable requirements. Government agencies or regulations may also prevent or limit our ability to work efficiently with our third-party vendor approved to support the enrollment process. In addition, CMS and other government entities may issue new rules, regulations and guidance such as the CMS moratorium on new FFM agent registrations announced in September 2026 and scheduled to last until February 1, 2027. As a result, we may not be able to enroll individuals into QHPs through the FFM or SBEs, or may be required to use a less efficient process. The number of states using the FFM may also decrease over time, which could reduce our ability to enroll members through the FFM.

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

Our performance depends upon our ability to execute our operational and strategic plans. Our success depends on our ability to successfully execute on our strategic objectives, including our lifetime advisory model, product diversification efforts, business and growth strategy, cost management and cash flow generation. We have made and may continue to make significant investments in marketing and advertising, technology and content, customer care and enrollment and member retention. Our growth strategy also involves continued investment to expand brand awareness across all products and channels and to improve member retention and conversion rates and the effectiveness of our telesales organization. We may also enter into strategic transactions or partnerships aligned with our business and growth objectives.

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

The success of our business depends upon the private sector of the U.S. health insurance system, including the Medicare program, which is subject to a continuously evolving regulatory environment at both the federal and state levels. Changes and developments in the U.S. health insurance system or the Medicare program could reduce demand for our services and harm our business. Ongoing health care reform efforts may expand the role of government-sponsored coverage, including proposals for single payer or so called “Medicare-for-All” or other proposals that could reduce or eliminate the market for the health insurance products we currently offer. Some proposals would seek to eliminate the private marketplace while others would expand government-sponsored options, increase government oversight or competition, or reduce the fees or commissions payable to brokers under the Medicare program. Other proposals could increase the role of the private sector in health care but may be implemented in ways that reduce our role in helping consumers select and enroll in insurance plans.

We cannot predict the full impact of health care reform initiatives or other regulatory changes on our operations due to uncertainty around if, when and how any proposals may be enacted or implemented. If laws, regulations or rules are adopted to eliminate or reduce private sources of health insurance or Medicare plans, or otherwise reduce our role in connecting consumers with insurance plans, demand for our services could be adversely impacted, and our business, operating results and financial condition could be harmed.

In recent years, the Medicare sector has also experienced industry-driven changes, including a gradual shift toward market consolidation and rationalization, a heightened focus on enrollment quality and profitability, and a greater emphasis on longer-term member relationships. These trends were prompted in part by regulatory changes, rising health care costs and other industry developments such as Medicare STAR rating methodology changes. Each year, CMS publishes reimbursement rates for the Medicare Advantage program, and even if such rates are deemed more favorable, there remains significant uncertainty as to whether such rates would be sufficient for carriers to cover margins or maintain their plan strategies without further disruptions in their benefit offerings, premiums, geographic coverage or business goals.

We expect the Medicare market to remain fluid for the foreseeable future. Changes in the U.S. political environment, including the policies and priorities of the Trump administration and Congress have resulted in and are likely to continue to result in significant changes and uncertainty with respect to legislation, regulation, implementation and potential repeal of laws and rules related to government health programs, including Medicare, Medicaid and the Affordable Care Act. For example, President Trump and other policymakers have issued and may continue to issue various orders and proposals impacting Medicaid, Medicare, the Affordable Care Act and other entitlement programs, such as reducing, eliminating or allowing certain subsidies to expire; changing federal-state financing arrangements; and mandating the disclosure of Medicare Advantage organizations’ medical loss ratio (MLR) spend as well as broker compensation. We also expect continued proposals targeting reimbursement methodologies and individual eligibility criteria for government health care programs. In addition, initiatives of the Trump administration and legislative bodies continue to focus on improving efficiency and reducing waste, fraud and abuse of government resources. In addition, a growing number of policymakers are advancing proposals addressing health coverage and healthcare administrative matters. While we cannot predict the full impact of these initiatives, changes to CMS spending or program administration could impact beneficiary experiences and could ultimately adversely impact our business, operating results and financial condition.

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

Health insurance carriers whose Medicare plans we sell must approve our websites, advisor enrollment center call scripts and a large portion of our marketing materials before we may use them to market and sell Medicare plans to Medicare-eligible individuals as an insurance agent. We are also required to file many of these materials on a regular basis with CMS. Certain aspects of our Medicare plan marketing partner relationships have been and will continue to be subject to review by CMS, state departments of insurance and health insurance carriers, any of which may object to, or decline to, approve or later determine that certain aspects of our online platforms, sales function or marketing materials and processes relating to our Medicare-related business are not in compliance with legal requirements. CMS also scrutinizes health insurance carriers whose Medicare plans we sell, and carriers may be held responsible for actions that we, our agents and our partners take, including marketing materials and other actions that lead to complaints or disenrollment.

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

Each year, CMS issues new proposed and final rules governing Medicare plans, including for Medicare Advantage and related programs, that may materially impact our operations. These regulatory requirements continue to evolve and have increasingly included initiatives designed to modernize CMS, its oversight and the marketplace. Such initiatives may improve the efficiency and competitiveness of government-led exchanges and marketplaces, may impact the effectiveness or viability of marketing partnerships that we use, may increase compliance obligations and the risk of related litigation or enforcement actions. If we fail to timely and effectively adapt to these changes in a cost-effective manner or otherwise experience adverse impacts from their implementation, our business, operating results and financial condition could be harmed.

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

We are, and may in the future become, involved in various legal proceedings, litigation, governmental inquiries and enforcement actions, including labor and employment-related claims, claims relating to our marketing or sale of health insurance, intellectual property claims and claims relating to our compliance with securities laws. For example, in January 2022, we received a subpoena from the U.S. Attorney’s Office for the District of Massachusetts, seeking, among other things, information regarding our arrangements with insurance carriers, and on May 1, 2025, a qui tam action previously filed against us alleging violations of the Federal False Claims Act in connection with our marketing activities was unsealed, and the U.S. Attorney’s Office for the District of Massachusetts filed a complaint intervening in part in the qui tam action. We may receive similar inquiries or become subject to similar enforcement actions in the future. Such inquiries, enforcement actions, litigation, and any other claims asserted or threatened against us, whether with or without merit, may be time-consuming and costly to address and may divert management’s attention and other resources. These matters could also subject us to significant liability for damages, fines or other penalties, jeopardize our licenses to operate and harm our reputation. Our insurance and indemnities may not cover all claims that have been or that may be asserted against us. If we are unsuccessful in our defense in these legal proceedings, we may be forced to pay damages or fines, enter into consent decrees, stop offering our services or change our business practices, any of which would harm our business, operating results and financial condition.

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

We have begun utilizing our AI Center of Excellence to help guide and prioritize our AI and technology initiatives, including implementing AI-based voice agents (which are not licensed insurance agents) to help streamline the health insurance selection process. These AI-based voice agents initiate the customer intake process, gather personal information, check initial eligibility and communicate necessary disclosures. We have also recently launched an AI-powered platform to help streamline the collection, validation and publication of details related to certain plan information, enabling us to more quickly and efficiently gather important Medicare Advantage plan information, including information regarding benefits, care provider networks, and prescription medication formularies rather than manually reviewing insurer-provided files. However, legal, regulatory, social, ethical and operational issues relating to the use of AI in our business operations could expose us to liability, reputational harm and additional costs. If our implementation, deployment or governance of AI is ineffective or inadequate, incidents may occur that impair public acceptance of the use of AI, cause harm to individuals, customers or society, or cause our operations to not function as intended or produce unintended outcomes. The use of third-party AI models may also pose security and privacy risks. In addition, our vendors are also increasingly incorporating AI technologies into the products and services they provide and may seek contractual rights to use our data or other information, which could increase our privacy, cybersecurity, regulatory, contractual and operational risks. As discussed elsewhere in this Risk Factors section, our use of AI in consumer-facing interactions and in the collection and use of consumer information is also subject to existing legal and regulatory requirements, as well as privacy and data security laws, CMS marketing requirements and the state insurance licensing and marketing laws applicable to our sale of Medicare-related and other health insurance plans. Any failure by us or our vendors to effectively manage these risks could adversely affect our business, financial condition, results of operations, and reputation.

Jurisdictions around the world have adopted, and are continuing to develop and enact, new laws and regulations that apply specifically to the use of AI. These laws and regulations and the evolving AI regulatory environment could, among other things, result in inconsistencies among AI regulations and frameworks across jurisdictions, require us to devote additional resources to monitoring and complying with applicable regulatory requirements and maintaining appropriate AI governance frameworks, increase our compliance, governance and research and development costs, and increase our exposure to claims related to our use of AI.

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

On February 17, 2021, we entered into an investment agreement with Echelon Health SPV, LP (“H.I.G.”), pursuant to which H.I.G. purchased 2.25 million shares of Series A convertible preferred stock (“Series A Preferred Stock”) for an aggregate price of $225.0 million (the “H.I.G. Investment Agreement”). The H.I.G. Investment Agreement contains certain negative operating covenants that will remain in effect for so long as H.I.G. continues to own at least 30% of the shares of Series A Preferred Stock originally issued to it. The Company is required to maintain an Asset Coverage Ratio and a Minimum Liquidity Amount (in each case, as defined in the H.I.G. Investment Agreement). Failure to maintain the Minimum Asset Coverage Ratio or the Minimum Liquidity Amount as of the date or the time period required by the H.I.G. Investment Agreement, for as long as H.I.G. continues to own at least 30% of the Series A Preferred Stock originally issued to it in the private placement, entitles H.I.G., subject to conditions and restrictions specified therein, to additional rights, including the right to nominate one additional member to our Board of Directors, the right to approve our annual budget, the right to approve the hiring or termination of certain key executives and the right to approve the incurrence of certain indebtedness. On December 31, 2025, in connection with our entry into the Revolving Credit Agreement, we entered into a first amendment to the H.I.G. Investment Agreement (the “H.I.G. Investment Agreement Amendment”), which amends the H.I.G. Investment Agreement to, among other things, explicitly permit entry into, borrowings under, and refinancing of the Revolving Credit Facility up to the initial $125.0 million in Aggregate Revolving Loan Commitments, as defined in the H.I.G. Investment Agreement Amendment, plus in the case of refinancings, certain additional amounts, and add a liquidity covenant substantially similar to the covenant provided for in the Revolving Credit Agreement (the “Liquidity Covenant”), with the sole remedy for breach of the liquidity covenant being a 2.00% increase in the paid-in-kind dividend rate. We have not met the Minimum Asset Coverage Ratio since the September 30, 2023 measurement date and as of November 30, 2024, we were no longer in compliance with the Minimum Liquidity Amount. As of September 30, 2026, H.I.G. continued to own at least 30% of the shares, and we were in compliance with the Liquidity Covenant.

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

Our Revolving Credit Facility under the Revolving Credit Agreement matures in December 2028. Our ability to refinance our existing or future indebtedness will depend on the capital markets, including prevailing interest rates, and our financial condition and performance, which, among other things, is subject to economic, financial, competitive and other factors beyond our control. In addition, our Revolving Credit Agreement and the H.I.G. Investment Agreement, as amended by the H.I.G. Investment Agreement Amendment, contain restrictions that limit our ability to incur additional indebtedness, issue certain types of equity securities with rights and preferences senior to or pari passu with our Series A Preferred Stock, make certain types of investments or obtain additional financing. Pursuant to the terms of the H.I.G. Investment Agreement and the H.I.G. Investment Agreement Amendment, we are currently required to obtain the consent of H.I.G. in order to incur certain indebtedness, which could limit our ability to obtain additional financing. If we are unable to refinance our existing or future indebtedness, obtain adequate financing or obtain financing on terms satisfactory to us when we require it, we may default on our existing or future indebtedness, and our ability to continue to pursue our business objectives and to respond to business opportunities or challenges could be harmed, and our business, operating results and financial condition could be materially and adversely affected.

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
•significant change in our management;
•our ability to regain and maintain compliance with Nasdaq’s continued listing requirements;
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

Our failure to regain and maintain compliance with Nasdaq's continued listing requirements could result in the delisting of our common stock, which may make it more difficult for investors to sell shares of our common stock and consequently may negatively impact the price of our common stock.

We have in the past, and we may in the future, fail to comply with the Nasdaq listing rules, including, the minimum $1.00 per share closing bid price requirement pursuant to Nasdaq Listing Rule 5450(a)(1) (the “Minimum Bid Price Requirement”). From September 1, 2026 through the date of this report, our common stock has had a closing bid price below the minimum $1.00 requirement. On October 14, 2026, we received written notice from The Nasdaq Stock Market LLC (“Nasdaq”) notifying us that, for the preceding 30 consecutive business days, the bid price for our common stock had closed below the Minimum Bid Price Requirement. Under Nasdaq Listing Rule 5810(c)(3)(A), we have a 180-calendar-day compliance period, ending April 12, 2027, to regain compliance with the Minimum Bid Price Requirement. To regain compliance, the closing bid price of our common stock must be at least $1.00 per share for a minimum of 10 consecutive business days during the compliance period, unless Nasdaq staff exercises its discretion to extend this 10-day period pursuant to Nasdaq Listing Rule 5810(c)(3)(H), and we must otherwise satisfy The Nasdaq Global Select Market’s continued listing requirements.

We are actively monitoring the closing bid price of our common stock and will consider all available options to regain compliance with the Minimum Bid Price Requirement, which may include seeking stockholder approval to effect a reverse stock split. There can be no assurance that we will regain compliance with the Minimum Bid Price Requirement during the 180-day compliance period, secure an additional 180-day compliance period, maintain compliance with Nasdaq’s other continued listing requirements or be successful in appealing any delisting determination. In addition, although a reverse stock split may increase the per-share market price of our common stock, there can be no assurance that a reverse stock split or any other action we may take will allow us to regain or maintain compliance or will not adversely affect the market price or liquidity of our common stock. Our ability to use a reverse stock split to regain compliance in the future also may be limited by Nasdaq’s rules.

If we are unable to regain compliance with the Minimum Bid Price Requirement or otherwise fail to satisfy Nasdaq’s continued listing requirements, our common stock may become subject to delisting. A delisting of our common stock could materially adversely affect the liquidity, volatility, market price and marketability of our common stock and our ability to access the capital markets and raise additional capital. Trading in our common stock may also be halted or suspended in the future on the Nasdaq due to market or trading conditions at the discretion of the Nasdaq. Any halt or suspension in the trading in our common stock may negatively impact the market price of our common stock.

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

ITEM 5.    OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

During our last fiscal quarter, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408, except as follows: On June 1, 2026, Francis S. Soistman, a member of our Board of Directors, adopted a 10b5-1 trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The 10b5-1 trading plan provides for the sale of an aggregate of up to 115,205 shares of our common stock. Effective October 2, 2026, the trading arrangement terminated in accordance with its terms following the sale of all shares subject to the arrangement.

ITEM 6.    EXHIBITS

(a) Exhibits
Except as so indicated in Exhibits 32.1 and 32.2, the following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number			Incorporation by Reference Herein
		Description of Exhibit	Form	Date
10.1*		Executive Bonus Plan	Quarterly Report on Form 10-Q (File No. 001-33071)	August 5, 2026
10.1.1*		Form of Cash Performance Award Agreement	Quarterly Report on Form 10-Q (File No. 001-33071)	August 5, 2026
10.2*		Amendment to the Severance Agreement between the Company and Michelle M. Barbeau, dated August 4, 2026	Quarterly Report on Form 10-Q (File No. 001-33071)	August 5, 2026
10.3*		Amendment to the Severance Agreement between the Company and John J. Dolan, dated August 4, 2026	Quarterly Report on Form 10-Q (File No. 001-33071)	August 5, 2026
10.4*		Amendment to the Severance Agreement between the Company and Gavin G. Galimi, dated August 4, 2026	Quarterly Report on Form 10-Q (File No. 001-33071)	August 5, 2026
31.1	†	Certification of Derrick A. Duke, Chief Executive Officer of eHealth, Inc., pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	†	Certification of John J. Dolan, Chief Financial Officer of eHealth, Inc., pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	‡	Certification of Derrick A. Duke, Chief Executive Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	‡	Certification of John J. Dolan, Chief Financial Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	†	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	†	Inline XBRL Taxonomy Extension Schema Document
101.CAL	†	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	†	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	†	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	†	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		The cover page from the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2026, formatted in Inline XBRL and contained in Exhibit 101
†    Filed herewith.
‡    Furnished herewith.
*    Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EHEALTH, INC.
Date:	November 4, 2026	/s/ Derrick A. Duke
Derrick A. Duke Chief Executive Officer (Principal Executive Officer)

Date:	November 4, 2026	/s/ John J. Dolan
John J. Dolan Chief Financial Officer (Principal Financial Officer)